Form 10-Q
period 2013-12-31
Malibu Boats, Inc.
filed 2014-03-11
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
Commission file number: 001-36290

MALIBU BOATS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	5075 Kimberly Way Loudon, Tennessee 37774	46-4024640
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices, including zip code)	(I.R.S. Employer Identification No.)
(865) 458-5478
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of March 7, 2014:	11,054,830	shares
Class B Common Stock, par value $0.01, outstanding as of March 7, 2014:	34	shares

1

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC.
Condensed Balance Sheet
December 31, 2013

Assets
Cash	$10
Total assets	$10
Liabilities and Stockholder’s Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 100 shares issued and outstanding	1
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding	—
Preferred stock, par value $0.01 per share, 25,000,000 shares authorized, no shares issued and outstanding	$—
Additional paid-in-capital	9
Total liabilities and stockholder’s equity	$10

The accompanying notes are an integral part of the Condensed Balance Sheet (Unaudited).

MALIBU BOATS, INC.
Notes to Condensed Balance Sheet

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Overview
Malibu Boats, Inc. (the “Company” or "Malibu") was formed as a Delaware corporation on November 1, 2013, as a holding company for the purposes of facilitating an initial public offering (the "IPO") of shares of common stock. As of December 31, 2013, the Company had not engaged in any business or other activities except in connection with its formation and registration with the Securities and Exchange Commission (“SEC”). Following the internal reorganization of Malibu Boats Holdings, LLC (the "LLC") and the initial public offering of the Company’s common stock on February 5, 2014, the Company became the sole managing member of and has a controlling interest in the LLC. Malibu's only business following the IPO is to act as the sole managing member of Malibu Boats Holdings, LLC and, as such, the Company operates and controls all of the LLC's business and affairs and consolidates its financial results into Malibu's consolidated financial statements for the periods ending on or after the closing of the IPO on February 5, 2014. Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. Malibu Boats Holdings, LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through a world-wide network of independent dealers.
Basis of Presentation
The accompanying condensed balance sheet has been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Separate statements of operations, changes in stockholder’s equity and cash flows have not been presented in the financial statements because there have been no activities of this entity.

2. Stockholder’s Equity
The Company is authorized to issue 150,000,000 shares of capital stock, consisting of 100,000,000 shares of Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), 25,000,000 shares of Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), and 25,000,000 shares of Preferred Stock, par value $0.01 per share. The Company has issued 100 shares of Class A Common Stock in exchange for $10.00, all of which were held by BC-Malibu Boats GP, an affiliate of Black Canyon Capital LLC, at December 31, 2013.

3. Related Party Transactions
In connection with the filing of its registration statement on Form S-1 with the SEC on December 13, 2013, the Company paid a registration fee of $14,812, which was reimbursed by the LLC.

4. Subsequent Events

Initial Public Offering

On February 5, 2014, Malibu completed its IPO of 8,214,285 shares of Class A Common Stock at a price to the public of $14.00 per share, raising net proceeds of $99.5 million to the Company after underwriting discounts and commissions but before expenses. Of the shares of Class A Common Stock sold to the public, 7,642,996 shares were issued and sold by the Company and 571,289 shares were sold by selling stockholders. This included 899,252 shares issued and sold by the Company and 172,175 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised prior to the completion of the IPO.

The Company used $69.8 million of the net proceeds from the IPO to purchase units of the LLC ("LLC Units") from the LLC and caused the LLC to use these proceeds (i) to pay down all of the amounts owed under the LLC’s credit facilities and term loans in an amount equal to $63.4 million, (ii) to pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3.75 million upon the consummation of the IPO in connection with the termination of the LLC’s management agreement, and (iii) approximately $2.7 million for other general corporate purposes. The Company used all of the remaining net proceeds from the IPO, or $29.8 million, to purchase LLC Units from the existing owners of the LLC at a purchase price equal to the initial public offering price per share of Class A Common Stock in the IPO, after deducting underwriting discounts and commissions.

Recapitalization and IPO Transactions

Immediately prior to the closing of the IPO, LLC Units were allocated among the existing owners of the LLC pursuant to the distribution provisions of the former limited liability company agreement of the LLC based upon the liquidation value of the LLC, assuming the LLC was liquidated with a value implied by the IPO price of the shares of Class A Common Stock (the “Recapitalization”). Further, in connection with the Recapitalization, the Company issued to each existing owner of the LLC, for nominal consideration, one share of Class B Common Stock of the Company, each of which provides its owner with no economic rights but entitles the holder to one vote on matters presented to the Company’s stockholders for each LLC Unit held by such existing owner.

Further, on February 4, 2014, two holders of membership interests in the LLC merged with and into two newly-formed subsidiaries of the Company. As a result of these mergers, the sole stockholders of each of the two merging entities received shares of Class A Common Stock in exchange for shares of capital stock of the merging entities and the 100 shares of Class A Common Stock initially issued to BC-Malibu Boats GP, which were redeemed for nominal consideration. The two former sole stockholders of the merging entities were the selling stockholders in the IPO.

First Amended and Restated Limited Liability Company Agreement

In connection with the Recapitalization and the IPO, the Company became the sole managing member of the LLC and, through the LLC, operates the business of the LLC. Accordingly, although the Company acquired a 49.3% economic interest in the LLC immediately following the closing of the IPO, the Company has 100% of the voting power and controls the management of the LLC. Holders of LLC Units generally do not have voting rights under the first amended and restated limited liability company agreement of the LLC, as amended (the “LLC Agreement”).

Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to holders of LLC Units and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

Voting Agreement

In connection with the Recapitalization, the Company entered into a voting agreement (the “Voting Agreement”) with certain affiliates. Under the Voting Agreement, Black Canyon Management LLC is entitled to nominate to the Company’s board of directors a number of designees equal to (i) 20% of the total number of directors comprising the Company’s board of directors for so long as Black Canyon Management LLC and its affiliates and Jack Springer, Wayne Wilson and Ritchie Anderson, together, beneficially own 15% or more of the voting power of the shares of Class A Common Stock and Class B Common Stock entitled to vote generally in the election of directors, voting together as a single class, and (ii) 10% of the total number of directors comprising the Company’s board of directors for so long as Black Canyon Management LLC and its affiliates and Messrs. Springer, Wilson and Anderson, together, beneficially own more than 5% but less than 15% of the voting power of the shares of Class A Common Stock and Class B Common Stock entitled to vote generally in the election of directors, voting together as a single class. For purposes of calculating the number of directors that Black Canyon Management LLC is entitled to nominate pursuant to this formula, any fractional amounts would be rounded up to the nearest whole number and the calculation would be made on a pro forma basis, taking into account any increase in the size of the board of directors (e.g., one and one-third (1⅓) directors equates to two directors). In addition, Black Canyon Management LLC has the right to remove and replace its director-designees at any time and for any reason and to nominate any individual(s) to fill any such vacancies. Messrs. Springer, Wilson and Anderson are required to vote any of their LLC Units in favor of the director or directors nominated by Black Canyon Management LLC.

Exchange Agreement

In connection with the Recapitalization, the Company entered into an exchange agreement (the “Exchange Agreement”) with the existing owners of the LLC, several of whom are directors and/or officers of the Company. Under the Exchange Agreement, each existing owner of the LLC (and certain permitted transferees thereof) may generally exchange its LLC Units for shares of Class A Common Stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or for cash (except in the event of a change in control), at the Company’s election. Notwithstanding the foregoing, within the 180-day period following the closing of the IPO, a holder of LLC Units may only exchange those LLC Units for Class A Common Stock if such holder executed a lock-up agreement. Further, an existing owner of the LLC does not have the right to exchange LLC Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company to which the existing owner may be subject.

Registration Rights Agreement

In connection with the Recapitalization, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Black Canyon Management LLC and certain affiliates of Black Canyon Capital LLC pursuant to which Black Canyon Management LLC may request registration or inclusion of shares of Class A Common Stock held by affiliates of Black Canyon Capital LLC in any registration of Class A Common Stock in compliance with the Securities Act of 1933, as amended. In addition, the Registration Rights Agreement provides that, as soon as practicable following the one-year anniversary of the closing of the IPO, the Company is required to use all reasonable efforts to cause a resale shelf registration statement to become effective and remain effective until the eighth anniversary of the closing of the IPO. The Registration Rights Agreement will remain in effect until (i) there are no more securities registrable under the Registration Rights Agreement outstanding or (ii) termination of the Registration Rights Agreement by both (a) Black Canyon Management LLC and (b) affiliates of Black Canyon Capital LLC owning two-thirds of the outstanding LLC Units. In addition, the LLC Agreement permits members that own securities that the Company proposes or is required to register with the SEC, pursuant to the Registration Rights Agreement or otherwise, the right to include their securities in such registration, subject to the limitations set forth in the LLC Agreement.

Tax Receivable Agreement

In connection with the Recapitalization, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the existing owners of the LLC that provides for the payment from time to time by the Company to the existing owners of 85% of the amount of the benefits, if any, that the Company has deemed to realize as a result of (i) increases in tax basis resulting from the purchase or exchange of LLC Units and (ii) certain other tax benefits related to the Company entering into the Tax Receivable Agreement. These payment obligations are obligations of the Company and not of the LLC. For purposes of the Tax Receivable Agreement, the benefit deemed realized by the Company will be computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the Tax Receivable Agreement.

The Tax Receivable Agreement further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, the Company (or its successor) would owe to the existing owners of the LLC a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement that would be based on certain assumptions, including a deemed exchange of LLC Units and that the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the Tax Receivable Agreement. The Company also is entitled to terminate the Tax Receivable Agreement, which, if terminated, would obligate the Company to make early termination payments to the existing owners of the LLC. In addition, an existing owner may elect to unilaterally terminate the Tax Receivable Agreement with respect to such existing owner, which would obligate the Company to pay to such existing owner certain payments for tax benefits received through the taxable year of the election.

Effects of the Recapitalization and IPO

As a result of the Recapitalization and the IPO:

•	Investors in the IPO collectively own 8,214,285 shares of Class A Common Stock;

•	The two selling stockholders in the IPO, who were former holders of LLC Units, continue to collectively own 2,840,545 shares of Class A Common Stock;

•	The Company owns 11,054,830 LLC Units, representing 49.3% of the economic interest in the LLC;

•	Existing owners of the LLC collectively own 11,373,737 LLC Units, representing 50.7% of the economic interest in the LLC;

•	Investors in the IPO collectively have 36.6% of the voting power in the Company;

•	The two selling stockholders in the IPO who were former holders of LLC Units, continue to collectively have 12.7% of the voting power in the Company; and

•	Existing owners of the LLC, through their holdings of the Company’s Class B Common Stock, collectively have 50.7% of the voting power in the Company.

Unaudited Pro Forma Condensed Consolidated Financial Statements

The pro forma adjustments related to the pro forma condensed income statement represent adjustments that reflect events that are (i) directly attributable to a specific transaction, (ii) expected to have a continuing impact, and (iii) factually supportable.

The unaudited pro forma condensed consolidated balance sheet as of December 31, 2013 and the unaudited pro forma condensed consolidated statements of income for the three and six months ended December 31, 2013 present the results of the LLC and give pro forma effect to results of the Company and the Recapitalization and the IPO and the use of net proceeds from the IPO as if such transactions occurred on July 1, 2013 for the condensed consolidated statement of income and as of December 31, 2013 for the consolidated balance sheet.

The pro forma adjustments principally give effect to:

•
the termination of the management agreement between the LLC and Malibu Boats Investor, LLC, an affiliate, including the payment of a non-recurring fee of $3.75 million to Malibu Boats Investor, LLC upon the consummation of the IPO;

•	the Recapitalization and the IPO;

•	the purchase by the Company of LLC Units with the proceeds of the IPO;

•
in the case of the unaudited pro forma consolidated statements of income, a provision for corporate income taxes on the income attributable to the Company at an effective rate of 39.1% and 37.3% for the three and six months ended December 31, 2013, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state and local tax jurisdiction;

•	adjustments that give effect to the Tax Receivable Agreement as described above;

•
payments due to the existing owners of the LLC as set forth in the Tax Receivable Agreement equal to 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income and franchise tax that the Company actually realizes (or is deemed to realize in the case of certain payments required to be made upon certain occurrences under the Tax Receivable Agreement) as a result of the increases in the tax basis of the LLC’s assets attributable to the Company’s purchase of LLC Units from the existing owners of the LLC and of certain other tax benefits related to the Company entering into the Tax Receivable Agreement; and

•	adjustments to reflect the impact on deferred tax assets related to the difference in the historical tax basis in the LLC as compared to its GAAP carrying value.

The pro forma adjustments do not give effect to one time stock compensation costs of $1.8 million we expect to incur in connection with the Recapitalization and IPO transactions as a result of the modification of certain profit interest awards previously granted in 2012 under the LLC Agreement, as amended and restated, as these costs do not have a continuing impact.

The unaudited pro forma consolidated financial information reflects the manner in which the Company accounted for the Recapitalization and IPO. Specifically, the Company accounted for the Recapitalization as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Accordingly, after the Recapitalization, the assets and liabilities of the Company are reflected at their carryover basis. The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the Company's results of operations or financial position that would have occurred had it operated as a public company during the periods presented. The unaudited pro forma condensed consolidated financial information should not be relied upon as being indicative of the Company's financial condition or results of operations had the Recapitalization and IPO and the contemplated use of the estimated net proceeds from the IPO occurred on the dates assumed. The unaudited pro forma condensed consolidated financial information also does not project the Company's results of operations or financial position for any future period or date.

MALIBU BOATS, INC.
Pro Forma Condensed Consolidated Statement of Income (Unaudited)
Three Months Ended December 31, 2013

	Malibu Boats Holdings, LLC Historical (1)	Pro Forma Adjustments		Malibu Boats, Inc. (2) Pro Forma
	(In thousands, except per unit and per share data)
Net sales	$43,938	$—		$43,938
Cost of sales	32,242	—		32,242
Gross profit	11,696	—		11,696
Operating expenses:
Selling and marketing	1,510	—		1,510
General and administrative	3,068	(21)	(3)	3,047
Amortization	1,295	—		1,295
Operating income	5,823	21		5,844
Other income (expense):
Other	6	—		6
Interest expense	(609)	609	(4)	—
Other expense	(603)	609		6
Net income before provision for income taxes	5,220	630		5,850
Provision for income taxes	—	1,126	(5)	1,126
Net income	5,220	(496)		4,724
Non-controlling interest	—	2,967	(6)	2,967
Net income attributable to members and stockholders	$5,220	$(3,463)		$1,757
Basic and diluted earnings per unit:
Class A Units	$0.12
Class B Units	$0.12
Class M Units	$0.12
Basic weighted average units used in computing earnings per unit:
Class A Units	36,742
Class B Units	3,885
Class M Units	1,677
Diluted weighted average units used in computing earnings per unit:
Class A Units	36,742
Class B Units	3,885
Class M Units	1,970
Pro forma net income available to Class A Common Stock per share:
Basic				$0.16
Diluted				$0.16
Pro forma basic and diluted weighted average units used in computing net income per share (7):
Basic				10,869,830
Diluted				10,869,830

(1)
The Company's business has historically been operated through the LLC. As of December 31, 2013, the LLC held all of the assets and liabilities and Malibu did not have any material assets or liabilities and did not conduct operations. Accordingly, the unaudited pro forma condensed consolidated statement of income for the three months ended December 31, 2013 presents the historical results of the LLC as a starting point for the pro forma amounts.

(2)	As a newly formed entity, the Company had no results of operations until the completion of the IPO.

(3)
As described above, the Company terminated the LLC's existing management agreement with Malibu Boats Investor, LLC, an affiliate upon completion of the IPO. The adjustment represents the removal of the management fees incurred during the period. The adjustment does not include the non-recurring fee of $3.75 million the Company paid to Malibu Boats Investor, LLC at the completion of the IPO in connection with the termination of the management agreement.

(4)
As described above, the LLC paid down all of the amounts owned on the credit facilities and term loans with the proceeds from the IPO. This adjustment represents the removal of interest expense associated with the term loans incurred during the period.

(5)
As described above, the Company will be subject to U.S. federal income taxes, in addition to state taxes, with respect to the Company's allocable share of any net taxable income of the LLC that will result in higher income taxes. As a result, the pro forma statement of income reflects an adjustment to the LLC's provision for corporate income taxes to reflect an effective income tax rate of 39.1%. The effective income tax rate includes adjustments to the statutory federal income tax rate of 35% for state taxes and permanent items such as stock compensation expense attributable to profits interests, the domestic production activities deduction, and strategic and financial restructuring costs incurred in connection with the IPO. A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

Statutory federal income tax rate	35.0%
State income taxes, net of federal taxes	3.3
Permanent items	0.8
39.1%
  The provision for income taxes is computed by applying the effective income tax rate of 39.1% to pre-tax income multiplied by the percentage ownership in the LLC attributable to the Company at the completion of the IPO.

(6)
The Company's only material asset after the completion of the Recapitalization and IPO is the ownership of 49.3% of the LLC Units and the Company's only business is to act as the sole managing member of the LLC. Therefore, pursuant to ASC Topic 810 the Company will consolidate the financial results of the LLC into its financial statements for periods ending on or after the IPO completed on February 5, 2014. The ownership interests of the other members of the LLC will be accounted for as a non-controlling interest in the Company's consolidated financial statements after the IPO. Immediately following the IPO, the non-controlling interest was 50.7%. These amounts have been determined based on the initial public offering price of $14.00. The amount of non-controlling interest is computed by multiplying pre-tax income by the percentage ownership in the LLC not directly attributable to the Company, or 50.7%, after the underwriters exercised their option to purchase an additional 1,071,427 shares of Class A Common Stock.

(7)
Pro forma basic and diluted net income per share were computed by dividing the pro forma net income attributable to members and stockholders by 10,869,830. The number of shares is based on the 11,054,830 shares of Class A Common Stock outstanding after the IPO, 8,214,285 of which were sold in the IPO and 2,840,545 of which continue to be owned by the selling stockholders in the IPO and excluding 185,000 shares outstanding after the IPO the proceeds from which were used for general corporate purposes. Because the shares of Class B Common Stock do not share in the Company's earnings, they are not included in the weighted average number of shares outstanding or net income available per share.

MALIBU BOATS, INC.
Pro Forma Condensed Consolidated Statement of Income (Unaudited)
Six Months Ended December 31, 2013

	Malibu Boats Holdings, LLC Historical (1)	Pro Forma Adjustments		Malibu Boats, Inc. (2) Pro Forma
	(In thousands, except per unit and per share data)
Net sales	$87,242	$—		$87,242
Cost of sales	64,525	—		64,525
Gross profit	22,717	—		22,717
Operating expenses:
Selling and marketing	2,942	—		2,942
General and administrative	5,023	(43)	(3)	4,980
Amortization	2,589	—		2,589
Operating income	12,163	43		12,206
Other income (expense):
Other	9	—		9
Interest expense	(1,773)	1,771	(4)	(2)
Other expense	(1,764)	1,771		7
Net income before provision for income taxes	10,399	1,814		12,213
Provision for income taxes	—	2,244	(5)	2,244
Net income	10,399	(430)		9,969
Non-controlling interest	—	6,193	(6)	6,193
Net income attributable to members and stockholders	$10,399	$(6,623)		$3,776
Basic earnings per unit:
Class A Units	$0.25
Class B Units	$0.25
Class M Units	$0.25
Diluted earnings per unit:
Class A Units	$0.24
Class B Units	$0.24
Class M Units	$0.24
Basic weighted average units used in computing earnings per unit:
Class A Units	36,742
Class B Units	3,885
Class M Units	1,677
Diluted weighted average units used in computing earnings per unit:
Class A Units	36,742
Class B Units	3,885
Class M Units	1,970
Pro forma net income available to Class A Common Stock per share:
Basic				$0.35
Diluted				$0.35
Pro forma basic and diluted weighted average units used in computing net income per share (7):
Basic				10,869,830
Diluted				10,869,830

(1)
The Company's business has historically been operated through the LLC. As of December 31, 2013, the LLC held all of the assets and liabilities and the Company did not have any assets or liabilities and did not conduct operations. Accordingly, the unaudited pro forma consolidated statement of income for the six months ended December 31, 2013 presents the historical results of the LLC as a starting point for the pro forma amounts.

(2)	As a newly formed entity, the Company had no results of operations until the completion of the IPO.

(3)
As described above, the Company terminated the LLC's existing management agreement with Malibu Boats Investor, LLC, an affiliate, upon completion of the IPO. The adjustment represents the removal of the management fees incurred during the period. The adjustment does not include the non-recurring fee of $3.75 million paid to Malibu Boats Investor, LLC at the completion of the IPO in connection with the termination of the management agreement.

(4)
As described above, the LLC paid down all of the amounts owned on the credit facilities and term loans with the proceeds from the IPO. This adjustment represents the removal of interest expense associated with the term loans incurred during the period.

(5)
As described above, the Company will be subject to U.S. federal income taxes, in addition to state taxes, with respect to the Company's allocable share of any net taxable income of the LLC that will result in higher income taxes. As a result, the pro forma statement of income reflects an adjustment to the LLC's provision for corporate income taxes to reflect an effective income tax rate of 37.3%. The effective income tax rate includes adjustments to the statutory federal income tax rate of 35% for state taxes and permanent items such as stock compensation expense attributable to profits interests, the domestic production activities deduction, and strategic and financial restructuring costs incurred in connection with the IPO. A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

Statutory federal income tax rate	35.0%
State income taxes, net of federal taxes	3.3
Permanent items	(1.0)
37.3%
The provision for income taxes is computed by applying the effective income tax rate of 37.3% to pre-tax income multiplied by the percentage ownership in the LLC attributable to the Company at the completion of the IPO.

(6)
The Company's only material asset after the completion of the Recapitalization and IPO is the ownership of 49.3% of the LLC Units and the Company's only business is to act as the sole managing member of the LLC. Therefore, pursuant to ASC Topic 810 the Company will consolidate the financial results of the LLC into its financial statements for the periods ending on or after the IPO completed on February 5, 2014. The ownership interests of the other members of the LLC will be accounted for as a non-controlling interest in the Company's consolidated financial statements after the IPO. Immediately following the IPO, the non-controlling interest was 50.7%. These amounts have been determined based on the initial public offering price of $14.00. The amount of non-controlling interest is computed by multiplying pre-tax income by the percentage ownership in the LLC not directly attributable to the Company, or 50.7%, after the underwriters exercised their option to purchase an additional 1,071,427 shares of Class A Common Stock.

(7)
Pro forma basic and diluted net income per share were computed by dividing the pro forma net income attributable to members and stockholders by 10,869,830. The number of shares is based on the 11,054,830 shares of Class A Common Stock outstanding after the IPO, 8,214,285 of which were sold in the IPO and 2,840,545 of which continue to be owned by the selling stockholders in the IPO and excluding 185,000 shares outstanding after the IPO the proceeds from which were used for general corporate purposes. Because the shares of Class B Common Stock do not share in the Company's earnings, they are not included in the weighted average number of shares outstanding or net income available per share.

MALIBU BOATS, INC.
Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
December 31, 2013

	Malibu Boats Holdings, LLC Historical (1)	Pro Forma Adjustments		Malibu Boats, Inc. (2) Pro Forma
	(In thousands, except share data)
Assets:
Current assets:
Cash	4,531	2,590	(3) (4)	7,121
Trade receivables, net	2,683	—		2,683
Inventories, net	15,992	—		15,992
Prepaid expenses	1,250	(823)	(10)	427
Total current assets	24,456	1,767		26,223
Property and equipment, net	8,246	—		8,246
Goodwill	5,718	—		5,718
Other intangible assets, net	14,946	—		14,946
Debt issuance costs, net	915	(915)	(5)	—
Deferred tax asset	—	20,904	(6)	20,904
Other assets	39	—		39
Total assets	54,320	21,756		76,076
Liabilities:
Current liabilities:
Current maturities of long-term debt	4,098	(4,098)	(5)	—
Accounts payable	9,999	—		9,999
Accrued expenses	11,532	—		11,532
Total current liabilities	25,629	(4,098)		21,531
Deferred gain on sale-leaseback	140	—		140
Payable pursuant to tax receivable agreement	—	15,446	(6)	15,446
Long-term debt, less current maturities	59,312	(59,312)	(5)	—
Total liabilities	85,081	(47,964)		37,117
Equity:
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 11,054,830 shares issued and outstanding on a pro forma basis	—	110	(7)	110
Class B Common Stock, par value $0.01 per share; 25,000,000 shares authorized; 34 shares issued and outstanding on a pro forma basis	—	—	(7)	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding on a pro forma basis	—	—	(7)	—
Class A Units, 37,000 units authorized, 36,742 units issued and outstanding	(35,601)	35,601	(7)	—
Class B Units, 3,885 units authorized, issued and outstanding	(8,273)	8,273	(7)	—
Class M Units, 4,602 units authorized, 1,677 units issued and outstanding	(3,197)	3,197	(7)	—
Additional paid-in capital	—	16,122	(7)	16,122
Accumulated earnings	16,310	(10,570)	(8)	5,740
Total (deficit) equity	(30,761)	52,733		21,972
Non-controlling interest	—	16,987	(9)	16,987
Total members’ and stockholders’ (deficit) equity	(30,761)	69,720		38,959
Total liabilities and equity	54,320	21,756		76,076

(1)
The Company's business has historically been operated through the LLC. As of December 31, 2013, the LLC held all of the assets and liabilities and the Company did not have any material assets or liabilities and did not conduct operations. Accordingly, the unaudited pro forma condensed consolidated balance sheet as of December 31, 2013 presents the historical financial condition of the LLC as a starting point for the pro forma amounts.

(2)	As a newly formed entity, the Company had no material assets until the completion of the IPO.

(3)	Reflects the net effect on cash of the receipt of net proceeds of $99.5 million in the IPO, which amount will be used for general corporate purposes. Cash adjustments are as follows (in thousands):

Actual cash, as reported	4,531
Pro forma adjustments:
Net proceeds to the Company from the IPO	99,512
Purchase of LLC units from existing owners	(29,762)
Purchase of LLC units from the LLC	69,750
Repayment of term loan	(63,410)
Payment of termination fee for management agreement	(3,750)
Remaining proceeds to the Company from the IPO	2,590
Pro forma cash balance	7,121
(4) As described above, the Company paid Malibu Boats Investor, LLC, an affiliate, a non-recurring fee of $3.75 million upon completion of the IPO in connection with the termination of the LLC's management agreement.

(5)
As described above, the LLC paid down all of the amounts owed on its credit facilities and term loans with the proceeds from the IPO. In connection with the pay down, debt issuance costs associated with the term loans were written off to interest expense.

(6)
The LLC intends to have in effect an election under Section 754 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable elections under state and local tax law, such that the sale of LLC Units by existing owners will result in adjustments to the tax basis of the assets of the LLC. These increases in tax basis are expected to increase (for tax purposes) the depreciation and amortization deductions by the LLC, and therefore, to reduce the amount of income tax that the Company would otherwise be required to pay in the future. In connection with the Recapitalization and IPO, the Company has entered into a Tax Receivable Agreement with the existing owners of the LLC which became effective upon the completion of the Recapitalization and IPO, pursuant to which the Company agreed to pay to the existing owners, generally over a 15-year period (under current law), 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local and franchise income tax that the Company actually realized as a result of the increases in tax basis resulting from the sale or exchange of LLC Units by the existing owners. The unaudited pro forma condensed consolidated financial statements reflect adjustments (shown in the pro forma adjustments column above) to give effect to the Section 754 election and the Tax Receivable Agreement (as further described above) as a result of the Recapitalization and IPO based on the following assumptions:

•
The unaudited pro forma consolidated financial statements include adjustments to reflect the expected increase in deferred tax assets representing the income tax effects of the increases in the tax basis as a result of the LLC’s election under Section 754 of the Code in connection with the sale of LLC Units described above. This adjustment is calculated based on an estimated effective income tax rate for the Company of 37.3%, which includes a provision for U.S. federal income taxes and assumes (i) the Company’s estimated statutory rates apportioned to each state and local tax jurisdiction, (ii) that there are no material changes in the relevant tax law, and (iii) that the Company earns sufficient taxable income in each year to realize the full tax benefit of the amortization of its assets;

•
The adjustments were determined in connection with the Section 754 election by first calculating the excess of each selling LLC Unit holder and the LLC’s assumed selling price over such holder’s share of the LLC’s tax basis in its assets attributable to the LLC Units being sold to the Company. The Company then allocated the aggregate excess among the LLC’s assets following applicable tax regulations governing adjustments that result from the Section 754 election. The Company determined each selling LLC Unit holder’s share of the tax basis in the LLC’s assets attributable to the LLC Units sold to the Company by multiplying the selling LLC Unit holder’s tax capital account balance as of the date of sale as maintained in LLC’s books and records by a fraction, the numerator of which is the number of LLC Units sold to the Company, and the denominator of which is the number of LLC Units held by the selling LLC Unit holder immediately prior to the sale. For purposes of the calculation, the selling price per LLC Unit was equal to $14.00 per share, the price paid by the public for each Class A Common Stock. The adjustments are expected to increase the LLC’s basis in its assets

(for tax purposes), and the Company will calculate the amount of any depreciation, amortization and other deductions to which it will be entitled as a result of these adjustments. The Company will then calculate its tax liability with and without the deductions attributable to these adjustments, assuming that the Company earns sufficient taxable income in each year to realize the full benefit of the deductions. The Company will compute the estimated tax benefit attributable to the election as the excess of the Company’s tax liability as so computed without the deductions over its tax liability as so computed with the deductions. Additionally, the Tax Receivable Agreement payments may give rise to adjustments that result in the LLC becoming entitled to additional deductions, and the calculation of the Company’s liability under the Tax Receivable Agreement would take these adjustments and additional resulting deductions into account;

•
The unaudited pro forma condensed consolidated financial statements include an increase in deferred tax assets of $18.1 million to reflect the Company's future tax benefit attributable to the increase in the tax basis of the assets upon purchase of LLC Units in connection with the IPO and the subsequent Section 754 election. In connection with the Recapitalization and IPO, an adjustment to recognize additional deferred tax assets of $2.8 million will be included to account for the Company’s share of the benefit from differences between historical tax basis and book basis in the assets of the LLC. The adjustments related to the LLC’s Section 754 election described above are a component of the Company’s tax basis in the LLC;

•
The LLC’s election under Section 754 of the Code is at the discretion of the LLC and is not subject to review or approval by the Internal Revenue Service or other tax authorities. The computation of the adjustments resulting from the Section 754 election and the Company’s tax liability is subject to audit by the Internal Revenue Service and other tax authorities in the same manner as all other items reported on income tax returns;

•
The unaudited pro forma condensed consolidated financial statements include an adjustment of $15.4 million to reflect a liability with respect to the Tax Receivable Agreement equal to 85% of the estimated realizable tax benefit resulting from the estimated increase in tax basis due to the LLC’s Section 754 election in connection with the sale of LLC Units by the existing owners; and

•
The unaudited pro forma condensed consolidated financial statements include the cumulative net effect of accounting for income taxes and the Tax Receivable Agreement, which will be a net increase in stockholders’ equity of 14.8% of the estimated realizable tax benefit.

Pursuant to the terms of the Exchange Agreement, the Company's existing owners may exchange LLC Units for shares of Class A Common Stock or cash, at the Company's election, as a result of the IPO. Any subsequent exchanges of LLC Units for shares of Class A Common Stock pursuant to the Exchange Agreement may result in increases in the tax basis of the tangible and intangible assets of the LLC (85% of the realized tax benefits from which will be due to the exchanging LLC Unit holders and recorded as an additional payable pursuant to the Tax Receivable Agreement) that otherwise would not have been available. These subsequent exchanges have not been reflected in the unaudited pro forma condensed consolidated financial statements.

(7)
Reflects the Recapitalization and IPO, as described above, including (i) the elimination of existing members’ equity for $47.1 million in consolidation of the LLC into the financial statements of the Company, (ii) the issuance of Class B Common Stock in connection with the Recapitalization and IPO, (iii) the issuance of Class A Common Stock in connection with the IPO for $0.1 million, (iv) The net proceeds from the purchase of LLC Units from the existing owners for $69.8 million, and (v) the net effect of accounting for income taxes and the Tax Receivable Agreement of $5.5 million, and the portion of additional paid-in capital including these items attributable to our non-controlling interest in the LLC.

(8)
Reflects the net effect of adjustments for the payment of the $3.75 million management termination fee, write-off of debt issuance costs of approximately $915,000 in connection with the payoff of the LLC's credit facilities and term loans, and portion of accumulated earnings including these items attributable to the Company's non-controlling interest in the LLC multiplied by the 50.7% ownership not directly attributable to the Company.

(9)
As a result of the Recapitalization and IPO, the Company's only material asset is the ownership of 49.3% of the LLC Units and its only business is to act as the sole managing member of the LLC. Therefore, pursuant to ASC Topic 810, the Company consolidated the financial results of the LLC into its financial statements for periods ending on or after the IPO completed on February 5, 2014. The ownership interests of the other members of the LLC, or 50.7%, are accounted for as a non-controlling interest in the Company's consolidated financial statements as a result of the IPO. This amount was based on the initial public offering price of $14.00, after the underwriter’s option to purchase additional shares was exercised in the IPO.

The non-controlling interest of the Company is equal to the net effect of adjustments on additional paid-in capital (noted in (7) above) and accumulated earnings (noted in (8) above) multiplied by the percentage ownership not directly attributable to the Company, or 50.7%, after the underwriters exercised their option to purchase an additional 1,071,427 shares of Class A Common Stock in the IPO.

(10)	Reflects the reduction of prepaid expenses directly related to the IPO, with an offset to the proceeds of the IPO in additional paid-in capital.

MALIBU BOATS HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per unit and share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$43,938	$37,818	$87,242	$70,977
Cost of sales	32,242	28,524	64,525	53,815
Gross profit	11,696	9,294	22,717	17,162
Operating expenses:
Selling and marketing	1,510	1,194	2,942	2,270
General and administrative	3,068	2,640	5,023	7,152
Amortization	1,295	1,295	2,589	2,589
Operating income	5,823	4,165	12,163	5,151
Other income (expense):
Other	6	2	9	5
Interest expense	(609)	(400)	(1,773)	(750)
Other expense	(603)	(398)	(1,764)	(745)
Income before income taxes	5,220	3,767	10,399	4,406
Provision for income taxes	—	—	—	—
Net income	$5,220	$3,767	$10,399	$4,406
Pro forma consolidated statements of operations information:
Net income before non-controlling interest and provision for income taxes	$5,220		$10,399
Pro forma provision for income taxes (at 37.3% assumed effective tax rate for Malibu Boats, Inc.)	959		1,911
Pro forma net income after income taxes	4,261		8,488
Pro forma net income attributable to non-controlling interest (50.7% assumed ownership interest not directly attributable to Malibu Boats, Inc.)	2,647		5,273
Pro forma net income available to stockholders of Malibu Boats, Inc. Class A Common Stock	$1,614		$3,215
Basic earnings per unit:
Class A Units	$0.12	$0.09	$0.25	$0.11
Class B Units	$0.12	$0.09	$0.25	$0.11
Class M Units	$0.12	$0.09	$0.25	$0.11
Diluted earnings per unit:
Class A Units	$0.12	$0.09	$0.24	$0.10
Class B Units	$0.12	$0.09	$0.24	$0.10
Class M Units	$0.12	$0.09	$0.24	$0.10
Pro forma net income available to Class A Common Stock per share:
Basic	$0.15		$0.30
Diluted	$0.15		$0.30
Basic weighted average units used in computing earnings per unit:
Class A Units	36,742	36,742	36,742	36,742
Class B Units	3,885	3,885	3,885	3,885
Class M Units	1,677	1,170	1,677	1,170
Diluted weighted average units used in computing earnings per unit:
Class A Units	36,742	36,742	36,742	36,742
Class B Units	3,885	3,885	3,885	3,885
Class M Units	1,970	1,922	1,970	1,922
Pro forma basic and diluted weighted average shares used in computing net income per share:
Basic	10,869,830		10,869,830
Diluted	10,869,830		10,869,830

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

			Pro Forma Malibu Boats, Inc.
	December 31, 2013 (Unaudited)	June 30, 2013	December 31, 2013 (Unaudited)
Assets
Current assets
Cash	$4,531	$15,957
Trade receivables, net	2,683	7,642
Inventories, net	15,992	11,639
Prepaid expenses	1,250	223
Total current assets	24,456	35,461
Property and equipment, net	8,246	6,648
Goodwill	5,718	5,718
Other intangible assets	14,946	17,535
Debt issuance costs, net	915	531
Deferred tax asset	—	—
Other assets	39	34
Total assets	$54,320	$65,927
Liabilities
Current liabilities
Current maturities of long-term debt	$4,098	$3,326
Accounts payable	9,999	11,655
Accrued expenses	11,532	10,524
Total current liabilities	25,629	25,505
Deferred gain on sale-leaseback	140	145
Payable pursuant to tax receivable agreement	—	—
Long-term debt, less current maturities	59,312	20,263
Total liabilities	85,081	45,913
Commitments and contingencies (See Note 10)
Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,071,424 shares issued and outstanding on a pro forma basis	—	—	$171
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; no shares issued and outstanding on a pro forma basis	—	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding on a pro forma basis	—	—	—
Class A Units, 37,000 units authorized, 36,742 units issued and outstanding	(35,601)	16,978	—
Class B Units, 3,885 units authorized, issued and outstanding	(8,273)	(2,417)	—
Class M Units, 4,602 and 2,658 units authorized, 1,677 and 1,421 units issued and outstanding at December 31, 2013 and June 30, 2013, respectively	(3,197)	(460)	—
Additional paid in capital	—	—	(47,242)
Accumulated earnings	16,310	5,913	16,310
Total members’ and stockholders’ (deficit) equity	(30,761)	20,014	$(30,761)
Total liabilities and equity	$54,320	$65,927
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Members’ Equity
(In thousands)

	Member Units						Accumulated Earnings (Deficit)	Total Members’ Equity (Deficit)
	Class A		Class B		Class M
	Units	Amount	Units	Amount	Units	Amount
Balance at June 30, 2012	36,742	$36,777	3,885	$526	915	$213	$(12,071)	$25,445
Net income	—	—	—	—	—	—	17,984	17,984
Stock-based compensation	—	—	—	—	—	127	—	127
Membership units vested	—	—	—	—	506	—	—	—
Distributions to members	—	(19,799)	—	(2,943)	—	(800)	—	(23,542)
Balance at June 30, 2013	36,742	16,978	3,885	(2,417)	1,421	(460)	5,913	20,014
Net income*	—	—	—	—	—	—	10,399	10,399
Stock-based compensation*	—	—	—	—	—	64	—	64
Membership units vested*	—	—	—	—	256	—	—	—
Distributions to members*	—	(52,579)	—	(5,858)	—	(2,801)	—	(61,238)
Balance at December 31, 2013*	36,742	$(35,601)	3,885	$(8,275)	1,677	$(3,197)	$16,312	$(30,761)

*    Unaudited

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2013	2012
Operating activities:
Net income	10,399	4,406
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	64	64
Receivables and inventory allowance	58	(209)
Depreciation	682	558
Amortization of intangible assets	2,589	2,589
Gain on sale-leaseback transaction	(5)	(5)
Amortization of deferred financing costs	633	82
Change in fair value of derivative	(7)	—
Change in operating assets and liabilities:
Accounts receivable	4,942	4,201
Inventories	(4,394)	(3,255)
Prepaid expenses	(1,027)	(310)
Accounts payable and accrued expenses	(648)	1,630
Net cash provided by operating activities	13,286	9,751
Investing activities:
Purchases of property and equipment	(2,280)	(495)
Net cash used in investing activities	(2,280)	(495)
Financing activities:
Principal payments on long-term borrowings	(25,179)	(22,324)
Proceeds from long-term borrowings	65,000	28,500
Payment of deferred financing costs	(1,017)	(664)
Distributions to members	(61,236)	(15,395)
Net cash used in financing activities	(22,432)	(9,883)
Changes in cash	(11,426)	(627)
Cash—Beginning of period	15,957	14,797
Cash—End of period	4,531	14,170

Supplemental cash flow information:
Cash paid for interest	1,142	382
Non-cash financing activities:
Distributions declared but not paid	—	5,408
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS HOLDINGS, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per unit and per share data)
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Malibu Boats Holdings, LLC (the "LLC" or the "Company") is a Delaware limited liability company. The Company, founded in 1982 and headquartered near Knoxville, Tennessee, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through independent dealers, throughout the United States and Canada, but with consumers worldwide.
The accompanying unaudited condensed consolidated financial statements of the LLC have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the LLC for the year ended June 30, 2013. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the LLC’s financial position at December 31, 2013 and the results of its operations and the cash flows for the three and six month periods ended December 31, 2013 and 2012. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2014. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. All dollar and unit amounts are presented in thousands, unless otherwise noted.
As discussed in Note 11, a controlling interest in the Company was acquired by Malibu Boats, Inc. in connection with the Recapitalization and IPO (each term as defined in Note 4 to Malibu Boats, Inc.'s condensed balance sheet) completed on February 5, 2014. Refer to Note 4 of Malibu Boats, Inc.'s condensed balance sheet included elsewhere in this report for further information on effects of these events on the LLC's condensed consolidated financial statements. As a result of the transactions, Malibu Boats, Inc. became the LLC's sole managing member and, therefore, pursuant to ASC Topic 810, will consolidate the financial results of the LLC for the periods ending on or after the IPO completed on February 5, 2014.
Significant Accounting Policies
There have been no material changes to the LLC's significant accounting policies as described in Note 1 to the LLC's consolidated financial statements in Amendment No. 3 to Malibu Boats, Inc.'s Registration Statement on Form S-1 filed with the SEC on January 22, 2014.
Recent Accounting Pronouncements
There are no new accounting pronouncements that are expected to have a significant impact on the condensed consolidated financial statements (unaudited).
Unaudited Pro Forma Information
The unaudited pro forma condensed consolidated balance sheet as of December 31, 2013 for Malibu Boats, Inc., a Delaware corporation, gives effect to the change in capitalization assuming (A) 17,071,424 shares of Class A Common Stock of Malibu Boats, Inc., par value $0.01 per share (“Class A Common Stock”), are outstanding comprised of (i) 3,411,834 shares of Class A Common Stock held by selling stockholders, who were former holders of LLC Units prior to the IPO, (ii) 13,659,590 shares of Class A Common Stock assuming the Company’s existing owners exchanged their outstanding units of the Company (“LLC Units”) for such shares of Class A Common Stock and (B) no shares of Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), of Malibu Boats, Inc. are issued or outstanding following the exchange of all outstanding LLC Units for Class A Common Stock. Shares of Class A Common Stock issued in the initial public offering of Malibu Boats, Inc. and the related net proceeds are excluded from such pro forma information.
The unaudited pro forma provision for income taxes is computed by applying the effective income tax rate of 37.3% to pre-tax income multiplied by the percentage ownership of the LLC attributable to Malibu Boats, Inc. upon consummation of the initial public offering, or 49.3%. The unaudited pro forma amount of non-controlling interest is computed by multiplying pre-tax income by the percentage ownership of the LLC not directly attributable to Malibu Boats, Inc., or 50.7%. Pro forma basic and diluted net income per share were computed by dividing the pro forma net income attributable to members and stockholders by 10,869,830. The number of shares is based on the 11,054,830 shares of Class A Common Stock outstanding after the IPO, 8,214,285 of which were sold in the IPO and 2,840,545 of which continue to be owned by the selling stockholders in the IPO and excluding 185,000 shares outstanding after the IPO the proceeds from which were used for general corporate purposes. Because the shares of Class B Common Stock do not share in the LLC's earnings, they are not included in the weighted average number of shares outstanding or net income available per share.
The effective income tax rate includes adjustments to the statutory federal income tax rate for state taxes and permanent items such as stock compensation expense attributable to profits interests, the domestic production activities deduction, and strategic and financial restructuring costs incurred in connection with Malibu Boats, Inc.'s IPO. A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

Statutory federal income tax rate	35.0%
State income taxes, net of federal taxes	3.3
Permanent items	(1.0)
37.3%
2. Inventories
Inventories, net consisted of the following:

	As of December 31, 2013	As of June 30, 2013
Raw materials	$10,846	$7,796
Work in progress	1,505	1,148
Finished goods	4,139	3,151
Inventory obsolescence reserve	(498)	(456)
Net inventory	$15,992	$11,639

3. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31, 2013	As of June 30, 2013
Land	$254	$254
Leasehold improvements	1,654	1,604
Machinery and equipment	9,827	7,320
Furniture and fixtures	1,505	1,379
Construction in process	1,280	1,683
	14,520	12,240
Less accumulated depreciation	(6,274)	(5,592)
	$8,246	$6,648

Depreciation expense was $386 and $236 for the three months ended December 31, 2013 and December 31, 2012 and $682 and $558 for the six months ended December 31, 2013 and December 31, 2012, respectively, substantially all of which was recorded in cost of goods sold.
4. Product Warranties
The Company provides a limited warranty for a period of up to three years for its products. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts the amounts as necessary. The Company utilizes historical trends and analytical tools to assist in determining the appropriate warranty liability.
Changes in the Company’s product warranty liability were as follows:

	Six Months Ended December 31, 2013	Year Ended June 30, 2013
Beginning balance	$5,658	$3,863
Additions charged to expense	1,447	3,756
Warranty claims paid	(1,190)	(1,961)
Ending balance	$5,915	$5,658

5. Financing
Outstanding debt consisted of the following:

	As of December 31, 2013	As of June 30, 2013
Short-term debt
Notes payable—equipment	$35	$76
Current maturities of long-term debt	4,063	3,250
Long-term debt
Notes payable—equipment	—	—
Term loan	59,312	—
Previous term loan	—	20,263
	63,410	23,589
Less current maturities	(4,098)	(3,326)
Total debt less current maturities	$59,312	$20,263
Long-Term Debt
New Revolving Line of Credit and Term Loan. On July 16, 2013, the Company entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Credit Agreement”). The proceeds from the Credit Agreement were used to repay the Company’s previously existing revolving credit facility and term loan with the same bank.
The Credit Agreement is comprised of a $10,000 revolving commitment, none of which was outstanding as of December 31, 2013, and a $65,000 term loan commitment, $63,375 of which was outstanding as of December 31, 2013. The revolving credit facility and term loan are collateralized by substantially all of the Company’s assets. Borrowings under the Credit Agreement bear interest at the Company’s option of Bank Prime or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, as defined in the Credit Agreement. The term loan is payable in quarterly principal installments of $813 beginning December 31, 2013, increasing to $1,219 on September 30, 2014, increasing to $1,625 on September 30, 2015, increasing to $2,032 on September 30, 2016 and increasing to $2,438 on September 30, 2017 through March 30, 2018, with all unpaid principal due on July 16, 2018. Both the revolving loan commitment and the term loan commitment mature on July 16, 2018.

The Company has a swingline line of credit from SunTrust Bank in the principal amount of up to $2,000 due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2013, the Company had no outstanding balance under the swingline facility.
In addition, the Company has the ability to issue letters of credit under its new revolving credit and term loan agreement up to $3,000, none of which was outstanding as of December 31, 2013. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires July 16, 2018 with the expiration of access to the revolving commitment.
Repayment of Debt
On February 5, 2014, the Company used a portion of the net proceeds from the IPO of Malibu Boats, Inc. to pay down all of the amounts owed under its credit facilities and term loans in an amount equal to $63,410. Refer to Note 11 for further information regarding the IPO.

6. Derivative Instrument
On August 2, 2012, the Company entered into an interest rate swap with a notional value of $14,250 which was entered into to hedge the variable rate interest payments on half of the long-term debt entered into during July 2012. Under the swap, the Company pays interest on a quarterly basis at a fixed rate of 0.61% and receives interest at a variable rate equal to one-month LIBOR. The notional amount of the swap reduces as mandatory debt principal payments under the Company’s July 2012 credit agreement were scheduled to amortize. The interest rate swap expires on June 30, 2017. Because management had not designated the swap as a hedge, the Company recorded the changes in fair value of the swap of $7 for the six months ended December 31, 2013 and $28 for the year ended June 30, 2013 in interest expense. The interest rate swap was settled in connection with the pay down of all the amounts owed on the credit facilities and term loans discussed in Note 5 above.
7. Fair Value Measurements
In determining the fair value of certain assets and liabilities, the Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

•	Level 1—Financial assets and financial liabilities whose values are based on unadjusted quoted prices in active markets for identical assets.

•
Level 2—Financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in non-active markets; or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3—Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013:
Cash	$4,531	$4,531	$—	$—
Derivative instrument	7	—	7	—
Total assets at fair value	$4,538	$4,531	$7	$—
As of June 30, 2013:
Cash	$15,957	$15,957	$—	$—
Derivative instrument	28	—	28	—
Total assets at fair value	$15,985	$15,957	$28	$—
Fair value measurements for the Company’s cash is classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements of the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of December 31, 2013 or June 30, 2013, respectively.
The Company’s nonfinancial assets and liabilities that have nonrecurring fair value measurements include property, plant and equipment, goodwill and intangibles.
In assessing the need for goodwill impairment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of property, plant and equipment and intangibles using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. The fair value of debt approximates the fair value.
There were no impairments recorded in connection with tangible and intangible long-lived assets for the six months ended December 31, 2013 and fiscal year ended June 30, 2013, respectively.
8. Members’ Equity
The LLC's limited liability agreement entered into on August 7, 2006, as amended (the "LLC Agreement") specifies that ownership interests are comprised of Class A and Class B Units for investors and a series of Class M Units as profits interests. The LLC Agreement sets forth the terms of ownership of the Company’s units and how the profits, losses and gains will be allocated to the capital accounts of its members. The timing and aggregate amount of distributions to unit holders are determined at the sole discretion of the Company’s board of directors. Class A and B Units have voting units, and Class M Units do not have voting rights. Unless specifically agreed, holders of the Company’s ownership interest have no liability for the Company’s obligations.
Units are not transferable, except in limited circumstances as set out in the LLC Agreement.
Class M Units are subject to the terms of the applicable agreement governing the award, including vesting and repurchase rights at fair market value adjustment upon separation.
Pursuant to the LLC Agreement, certain eligible employees may be granted Class M Units. These profits interests may not be resold and unvested units are subject to forfeiture if the recipient’s employment is terminated. Forfeited unvested units are not entitled to future distributions. Under the LLC Agreement, distributions would have been made to the members in the following order of priority:

•	first, to the holders of Class B Units in proportion to their respective unrecovered capital contribution until each member’s unrecovered Class B capital is reduced to zero;

•	second, to each holder of Class A and B Units in proportion to their respective relative percentage interests; and

•
third, to each holder of Class A, B and M Units in proportion to their respective relative percentage interests, subject to distribution threshold amounts, pursuant to the terms of each corresponding Class M Unit agreement.

On November 1, 2013, the Company granted 1,986 Class M Units to certain members of management subject to the terms of the LLC Agreement, which include among other things, repurchase rights and transferability. Distributions are made to each holder of the Class M Units in proportion to the holder’s ownership percentage, subject to distribution threshold amounts, pursuant to the terms of each individual Class M membership unit agreement. Under these agreements, all the Class M Units will vest either (i) on the six-month anniversary following the occurrence of a qualifying event, defined as a change in control transaction or (ii) in the event of an IPO, one-third on each of the first three anniversaries of December 31, 2013. The fair value of the Class M Units issued on November 1, 2013, was $3,189 calculated using the Probability-Weighted Expected Return Method under which the Company’s enterprise value was estimated at the date of potential future outcomes, such as an IPO, strategic sale, staying private or liquidation. In connection with such estimation, each potential outcome is weighted according to the likelihood of such potential future outcome occurring.
A detail of the Company’s outstanding restricted Class M Units for the year ended June 30, 2013 is as follows:

	Total Units June 30, 2012	Units Granted	Units Forfeited	Total Units June 30, 2013	Units Vested Through June 30, 2013	Units Unvested Through June 30, 2013
Class M Units	2,413	—	—	2,413	1,421	992
Weighted Average Grant Date Fair Value	$0.41	—	—	$0.41	$0.23	$0.68

A detail of the Company’s outstanding restricted Class M Units for the six months ended December 31, 2013 is as follows:

	Total Units June 30, 2013	Units Granted	Units Forfeited	Total Units December 31, 2013	Units Vested Through December 31, 2013	Units Unvested Through December 31, 2013
Class M Units	2,413	1,986	(43)	4,356	1,677	2,679
Weighted Average Grant Date Fair Value	$0.41	$1.61	$1.29	$0.95	$0.23	$1.40
The fair value was based on the unit price at the date of grant. Stock compensation expense recognized was $32 and $64 for the three and six months ended December 31, 2013 and 2012, respectively, related to the vesting of the Class M Units. The cash flow effects resulting from restricted unit awards were reflected as noncash operating activities. As of December 31, 2013 and June 30, 2013, unrecognized compensation cost related to nonvested, share-based compensation was $3,741 and $670, respectively.
9. Earnings Per Unit
Earnings per unit reflect application of the two-class method. All classes of units participate in distributions based on the distributions priority described in Note 8. Basic earnings per unit is computed by dividing net income available to each class by the weighted average number of units outstanding during each period. Diluted earnings per unit is calculated as net income available to each class of members of the Company, divided by the diluted weighted average number of units outstanding during the period. Diluted weighted average number of units is calculated to reflect the potential dilution pursuant to the treasury stock method. Basic and dilutive earnings per unit do not include distributions in excess of net income available to each class, as they were considered to be liquidating distributions, which were not required pursuant to the LLC Agreement or the applicable agreement governing the award.
The basic and diluted earnings per unit calculations for the three months ended December 31, 2012 were as follows:

	Basic Earnings per Unit			Dilutive Earnings per Unit
	Income Allocation(1)	Weighted Average Units Outstanding	Earnings per Unit	Income Allocation(1)	Weighted Average Units Outstanding(2)	Earnings per Unit
Class A Units	3,310	36,742	$0.09	3,253	36,742	$0.09
Class B Units	350	3,885	0.09	344	3,885	0.09
Class M Units	107	1,170	0.09	170	1,922	0.09
Net Income	$3,767			$3,767

(1)	Net income attributable to members of the Company is allocated to each class of units based on the distributions priority described in Note 8.

(2)
For the three months ended December 31, 2012, 7 Class M Units were not included in the computation of diluted earnings per unit because their inclusion would have increased earnings per unit. In addition, 387 Class M Units vest upon a liquidity condition which is satisfied upon occurrence of a qualifying event, defined as a change in control transaction. Because these restricted units had no rights to undistributed earnings, they were excluded from basic and diluted earnings per unit.

The basic and diluted earnings per unit calculations for the six months ended December 31, 2012 were as follows:

	Basic Earnings per Unit			Dilutive Earnings per Unit
	Income Allocation(1)	Weighted Average Units Outstanding	Earnings per Unit	Income Allocation(1)	Weighted Average Units Outstanding(2)	Earnings per Unit
Class A Units	3,873	36,742	$0.11	3,805	36,742	$0.10
Class B Units	410	3,885	0.11	402	3,885	0.10
Class M Units	123	1,170	0.11	199	1,922	0.10
Net Income	$4,406			$4,406

(1)	Net income attributable to members of the Company is allocated to each class of units based on the distributions priority described in Note 8.

(2)
For the six months ended December 31, 2012, 7 Class M Units were not included in the computation of diluted earnings per unit because their inclusion would have increased earnings per unit. In addition, 387 Class M Units vest upon a liquidity condition which is satisfied upon occurrence of a qualifying event, defined as a change in control transaction. Because these restricted units had no rights to undistributed earnings, they were excluded from basic and diluted earnings per unit.

The basic and diluted earnings per unit calculations for the three months ended December 31, 2013 were as follows:

	Basic Earnings per Unit			Dilutive Earnings per Unit
	Income Allocation(1)	Weighted Average Units Outstanding	Earnings per Unit	Income Allocation(1)	Weighted Average Units Outstanding(2)	Earnings per Unit
Class A Units	$4,534	36,742	$0.12	$4,501	36,742	$0.12
Class B Units	479	3,885	0.12	475	3,885	0.12
Class M Units	207	1,677	0.12	244	1,970	0.12
Net Income	$5,220			$5,220

(1)	Net income attributable to members of the Company is allocated to each class of units based on the distributions priority described in Note 8.

(2)
For the three months ended December 31, 2013, 30 Class M Units were not included in the computation of diluted earnings per unit because their inclusion would have increased earnings per unit. In addition, 2,331 Class M Units vest upon a liquidity condition which is satisfied upon occurrence of a qualifying event, defined as either an initial public offering or a change in control transaction. Because these restricted units had no rights to undistributed earnings, they were excluded from basic and diluted earnings per unit.

The basic and diluted earnings per unit calculations for the six months ended December 31, 2013 were as follows:

	Basic Earnings per Unit			Dilutive Earnings per Unit
	Income Allocation(1)	Weighted Average Units Outstanding	Earnings per Unit	Income Allocation(1)	Weighted Average Units Outstanding(2)	Earnings per Unit
Class A Units	$9,032	36,742	$0.25	$8,970	36,742	$0.24
Class B Units	955	3,885	0.25	948	3,885	0.24
Class M Units	412	1,677	0.25	481	1,970	0.24
Net Income	$10,399			$10,399

(1)	Net income attributable to members of the Company is allocated to each class of units based on the distributions priority described in Note 8.

(2)
For the six months ended December 31, 2013, 30 Class M Units were not included in the computation of diluted earnings per unit because their inclusion would have increased earnings per unit. In addition, 2,331 Class M Units vest upon a liquidity condition which is satisfied upon occurrence of a qualifying event, defined as either an initial public offering or a change in control transaction. Because these restricted units had no rights to undistributed earnings, they were excluded from basic and diluted earnings per unit.

10. Commitments and Contingencies

Repurchase Commitments

In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve and related income statement account accordingly. This potential loss reserve is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying consolidated income statements. No units were repurchased for the six months ended December 31, 2013 or December 31, 2012. The Company did not carry a reserve for repurchases as of December 31, 2013 or June 30, 2013, respectively.

Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at December 31, 2013 (unaudited) or June 30, 2013 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. See ‘Legal Proceedings’ section below for more detail on on-going litigation.

Legal Proceedings

On August 27, 2010, Pacific Coast Marine Windshields Ltd., or "PCMW," filed suit against the Company and certain third parties, including Marine Hardware, Inc., a third-party supplier of windshields to the Company, in the U.S. District Court for the Middle District of Florida seeking monetary and injunctive relief. PCMW was a significant supplier of windshields to the Company through 2008, when the Company sought an alternative vendor of windshields in response to defective product supplied by PCMW. PCMW’s latest amended complaint alleges, among other things, infringement of a design patent and two utility patents related to marine windshields, copyright infringement and misappropriation of trade secrets. The Company denied any liability arising from the causes of action alleged by PCMW and filed a counter claim alleging PCMW’s infringement of one of the Company's patents, conversion of two of the patents asserted against the Company, unfair competition and breach of contract. In December 2012, the court granted partial summary judgment in the Company's favor, holding that the Company did not infringe the design patent asserted against the Company. PCMW appealed the court’s decision and dismissed all remaining claims against the Company, other than the claims of copyright infringement and misappropriation of trade secrets. The court stayed the remaining matters pending resolution of PCMW’s appeal. On January 8, 2014, the Court of Appeals for the Federal Circuit Court reversed the decision granting summary judgment in the Company's favor regarding the design patent asserted against the Company. The appellate court’s decision does not affect any of the Company's other defenses to any of PCMW’s claims, including the design patent claim, nor does it affect any of the Company's claims against PCMW. The Company believes that PCMW’s claims are without merit and intends to continue to vigorously defend the lawsuit.

On October 31, 2013, the Company filed suit against Nautique Boat Company, Inc., or "Nautique," in the U.S. District Court for the Eastern District of Tennessee alleging infringement of two of the Company's patents and seeking monetary and injunctive relief. This Tennessee lawsuit is a re-filing of a California patent infringement lawsuit against Nautique that was dismissed without prejudice on October 31, 2013. On November 1, 2013, Nautique filed for declaratory judgment in the U.S. District Court for the Middle District of Florida, claiming that it has not infringed the two patents identified in the original complaint in the Tennessee lawsuit. The Tennessee court has enjoined Nautique from maintaining the at least partially duplicative Florida lawsuit. Nautique has dismissed the Florida lawsuit to comply with the Tennessee court’s ruling. On December 13, 2013, the Company amended the Company's complaint to add another of its patents to the Tennessee lawsuit. All three patents in the case relate to the Company's proprietary wake surfing technology. The Company intends to vigorously pursue this litigation to enforce its rights in the patented technology.
11. Subsequent Events
Distributions to Members
On January 27, 2014, the Company made tax distributions to its members in the aggregate amount of $3,200.

First Amendment to the Credit Agreement
On January 3, 2014, the Company amended its credit agreement to, among other things, provide for a one-time pre-IPO distribution to members of the LLC of an amount not to exceed $5,000 and to facilitate the Recapitalization and the IPO. The amendment revised several provisions including change in control, consolidated fixed charge coverage ratio, and permitted tax distributions. Further, the agreement was amended to permit the payments of management fees under the Company's existing management agreement with its sponsor and a termination fee thereto in connection with the IPO.
Recapitalization and Initial Public Offering
On January 30, 2014, the Securities and Exchange Commission declared effective the registration statement on Form S-1 (Registration No. 333-192862) with respect to the initial public offering of Malibu Boats, Inc. Class A Common Stock.
On February 5, 2014, Malibu Boats, Inc. completed its initial public offering of 8,214,285 shares of Class A Common Stock at a price to the public of $14.00 per share. In connection with the Recapitalization and the IPO, Malibu Boats, Inc. acquired a 49.3% economic interest in the LLC and became its sole managing member.
In connection with the Recapitalization immediately preceding the IPO, LLC Units were allocated among the existing owners of the LLC pursuant to the distribution provisions of the former limited liability company agreement of the LLC based upon the liquidation value of the LLC. In connection with the Recapitalization, Malibu Boats, Inc. issued to each existing owner of the LLC, for nominal consideration, one share of Class B Common Stock of Malibu Boats, Inc, each of which provides its owner with no economic rights but entitles the holder to one vote on matters presented to the Malibu Boats, Inc. stockholders.
Refer to Note 4 of Malibu Boat, Inc.'s condensed balance sheet for further information related to the Recapitalization and IPO transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, and the successful introduction of our new products, as well as other factors affecting us discussed under the heading “Risk Factors” in Amendment No. 3 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on January 22, 2014 ("Form S-1"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.
Overview
Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to (i) Malibu Holdings, LLC, or the LLC, and its consolidated subsidiaries prior to the recapitalization (the “Recapitalization”) and initial public offering (the “IPO”) of Malibu Boats, Inc.’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) as described in Note 4 of Malibu Boats, Inc.’s condensed balance sheet and (ii) Malibu Boats, Inc. and its consolidated subsidiaries after the Recapitalization and IPO, which were completed on February 5, 2014.
We are a leading designer, manufacturer and marketer of performance sport boats. Our boats are used for water sports, including water skiing, wakeboarding and wake surfing, as well as general recreational boating. We earn revenue and generate profits from the sale of our high performance boats under two brands—Malibu and Axis. Our flagship Malibu brand boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium boating experience. Our Axis brand of boats are designed to appeal to consumers who desire a more affordable product but still demand high performance, functional simplicity and the option to upgrade key features. We continued to focus on innovation and invest in product development to expand the market for our products by introducing consumers to new and exciting recreational activities.
We offer our boats for sale through an extensive network of independent dealers in North America and throughout the world. Additionally, we offer our boats throughout an exclusive licensee in Australia that is one of the largest performance sport boat manufacturer in that country. Our boats are the exclusive performance sport boats offered by the majority of our dealers.
For three months ended December 31, 2013, net sales, gross margin as a percentage of sales, net income, and adjusted EBITDA increased 16.2%, 8.3%, 38.6%, and 27.9%, respectively, compared to the three months ended December 31, 2012. For six months ended December 31, 2013, net sales, gross margin as a percentage of sales, net income, and adjusted EBITDA increased 22.9%, 7.7%, 136.0%, and 37.1%, respectively, compared to the six months ended December 31, 2012. The increases in the three and six month periods were largely due to higher volumes associated with the introduction of new models, higher average selling prices, and a mix of larger boats sold. For the definition of adjusted EBITDA and a reconciliation to net income, see “—GAAP Reconciliation of Non-GAAP Financial Measures.”

Factors Affecting Our Results of Operations
          We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network and our ability to offer dealer financing and incentives.  These factors are discussed further under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form S-1.
Recapitalization and Initial Public Offering
On February 5, 2014, we completed our initial public offering of 8,214,285 shares of Class A Common Stock at a price to the public of $14.00 per share, of which 7,642,996 shares were issued and sold by us and 571,289 shares were sold by selling stockholders. This included 899,252 shares issued and sold by us and 172,175 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the IPO.
The aggregate gross proceeds from the IPO were $115.0 million. Of these proceeds, we received $99.5 million and the selling stockholders received $7.4 million, after deducting $8.1 million in underwriting discounts and commissions. With the proceeds we received, approximately $29.8 million was used to purchase units of Malibu Boats Holdings, LLC (the “LLC Units”) directly from the existing owners and $69.8 million was used to purchase LLC Units from the LLC, which was then used to (i) pay down all of the amounts owed under the LLC’s credit facilities and term loans in the amount of $63.4 million, (ii) pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3.75 million in connection with the termination of the LLC’s management agreement upon consummation of the IPO, and (iii) approximately $2.7 million was used by the Company for general corporate purposes. In connection with the pay down of the LLC's credit facilities and term loans, debt issuance costs associated with the term loans were written off to interest expense.
We incurred strategic and financial restructuring expenses in connection with the Recapitalization and IPO of approximately $0.6 million through the second quarter of 2014. We expect to incur up to $1.0 million of additional strategic and financial restructuring expenses in the third quarter of 2014. In addition, we anticipate future ongoing incremental expenses associated with being a public company to approximate between $2.0 million and $3.0 million on an annual basis, excluding compensation expense related to the long term incentive plan established in connection with the Recapitalization and IPO.
We further expect to incur approximately $1.8 million of one time stock compensation charges in connection with the completion of the Recapitalization and IPO transactions as a result of the modification certain profit interest awards previously granted in 2012 under the LLC Agreement, as amended and restated.
Outlook

Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2013, and we expect this trend to continue into fiscal 2014. For the 41 states reported by Statistical Surveys, Inc. through December 2013, domestic retail registrations of inboard sport boats increased 13% over calendar year 2012.  This followed domestic inboard sport boat registration growth of 13% in 2012 as compared to 2011. We expect the favorable demand environment to continue, but long-term prospects depend on the strength of the broader economic recovery.

Since 2008, we have increased our market share among manufacturers of performance sport boats annually due to new product development, redesigned models, and innovative features. For the 2014 model year which began on July 1, 2013, we redesigned the Wakesetter 23LSV model and expanded our product offerings, including the introduction of two new models under the Axis brand doubling the number of models offered. In addition, Surf Gate was introduced as a feature on our Axis boats.  We expect these new and redesigned models and feature offerings, combined with our recognized brand names and dealer base, to position us for further growth within our industry.

As with other boat manufacturers in our industry, we face broader challenges that could impact demand. These include higher interest rates reducing retail consumer appetite for our product, consumer confidence, the availability of credit to our dealers and consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Components of Results of Operations
Net Sales

We generate revenue from the sale of boats to our dealers. The substantial majority of our net sales are derived from the sale of boats, including optional features included at the time of the initial wholesale purchase of the boat. Net sales consists of the following:

•	Gross sales from:

•
Boat sales—sales of boats to our dealer network. In addition, nearly all of our boat sales include optional feature upgrades purchased by the consumer, such as Surf Gate, which increase the average selling price of our boats;

•	Trailers, parts and accessories sales—sales of boat trailers and replacement and aftermarket boat parts and accessories to our dealer network and Australian licensee; and

•
Royalty income—licensing fees and royalties that we earn as a result of our contractual relationship with our Australian licensee, which has the exclusive right to manufacture and distribute our products in Australia and New Zealand.

•	Net sales are net of:

•	Sales returns—primarily contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and

•
Rebates, free flooring and discounts—incentives, including rebates and free flooring, we provide to our dealers based on sales of eligible products. If a dealer meets its annual commitment volume as well as other terms of the rebate program, the dealer is entitled to a specified rebate. Our dealers that take delivery of current model year boats in the offseason, typically July through April, are entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.”

 Cost of Sales
Our cost of sales includes all of the costs to manufacture our products, including raw materials, components, supplies, direct labor and factory overhead. For components and accessories manufactured by third-party vendors, such costs represent the amounts invoiced by the vendors. Shipping costs and depreciation expense related to manufacturing equipment and facilities are also included in cost of sales. Warranty costs associated with the repair or replacement of our boats under warranty are also included in cost of sales.
Operating Expenses
Our operating expenses include selling and marketing, and general and administrative costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative costs include, among other things, product development and engineering expenditures.
Other Expense, Net
Other expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our credit agreement.
Income Taxes
Prior to the Recapitalization and IPO, the LLC was taxed as a partnership for federal income tax purposes. Therefore, the LLC has not been subject to entity-level federal income taxation, and the members of the LLC paid taxes with respect to their allocable share of the LLC's net taxable income. Since the Recapitalization and IPO, we have been subject to U.S. federal and state income tax in multiple jurisdictions. The estimated effective tax rate used for unaudited pro forma financial statement purposes was 39.1% and 37.3% for the three and six months ended December 31, 2013, respectively.

Net Income Attributable to Noncontrolling Interest
In connection with the Recapitalization and IPO, we obtained a 49.3% controlling economic and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for pro forma financial statement purposes. Net income attributable to noncontrolling interest represents the portion of net income attributable to the existing owners of the LLC.

Results of Operations
The table below sets forth our results of operations, expressed in thousands (except unit volume) and as a percentage of net sales, for the periods presented. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Malibu Boats Holdings, LLC								Proforma Malibu Boats, Inc.
	Three Months Ended December 31,				Six Months Ended December 31,				Three Months Ended December 31,		Six Months Ended December 31,
	2013		2012		2013		2012		2013		2013
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	43,938	100.0%	37,818	100.0%	87,242	100.0%	70,977	100.0%	43,938	100.0%	87,242	100.0%
Cost of sales	32,242	73.4%	28,524	75.4%	64,525	74.0%	53,815	75.8%	32,242	73.4%	64,525	74.0%
Gross profit	11,696	26.6%	9,294	24.6%	22,717	26.0%	17,162	24.2%	11,696	26.6%	22,717	26.0%
Operating expenses:
Selling and marketing	1,510	3.4%	1,194	3.2%	2,942	3.4%	2,270	3.2%	1,510	3.4%	2,942	3.4%
General and administrative	3,068	7.0%	2,640	7.0%	5,023	5.8%	7,152	10.1%	3,047	6.9%	4,980	5.7%
Amortization	1,295	2.9%	1,295	3.4%	2,589	3.0%	2,589	3.6%	1,295	2.9%	2,589	3.0%
Operating income	5,823	13.3%	4,165	11.0%	12,163	13.8%	5,151	7.3%	5,844	13.4%	12,206	13.9%
Other income (expense):
Other	6	—%	2	—%	9	—%	5	—%	6	—%	9	—%
Interest expense	(609)	(1.4)%	(400)	(1.1)%	(1,773)	(2.0)%	(750)	(1.1)%	—	—%	(2)	—%
Other expense, net	(603)	(1.4)%	(398)	(1.0)%	(1,764)	(2.0)%	(745)	(1.0)%	6	—%	7	—%
Net income before provision for income taxes	5,220		3,767		10,399	11.8%	4,406	6.2%	5,850	13.4%	12,213	13.9%
Provision for income taxes	—	—%	—	—%	—	—%	—	—%	1,126	2.6%	2,244	2.6%
Net income	5,220	11.9%	3,767	10.0%	10,399	11.8%	4,406	6.2%	4,724	10.8%	9,969	11.3%
Non-controlling interest	—	—%	—	—%	—	—%	—	—%	2,967	6.8%	6,193	7.1%
Net income attributable to members and stockholders	5,220	11.9%	3,767	10.0%	10,399	11.8%	4,406	6.2%	1,757	4.0%	3,776	4.2%

Unit Volumes	662		601		1,323		1,151		662		1,323
Net Sales Price per Unit	$66		$63		$66		$62		$66		$66

Comparison of the Three Months Ended December 31, 2013 to the Three Months Ended December 31, 2012
Net Sales
Our net sales for the three months ended December 31, 2013 were $43.9 million, reflecting an increase of $6.1 million, or 16.2%, compared to the same period in 2012. Unit volume for the three months ended December 31, 2013 was 662 units, a 10.1% increase compared to the same period in 2012. The volume increase in 2013 was attributable to strong, continued consumer demand for our boats, bolstered by the introduction of our new models and features. Net sales price per unit increased approximately 5.5% for the three months ended December 31, 2013 compared to the same period in 2012, primarily because of increased sales prices on new boat models and increased sales of larger boats, including the Wakesetter 23 LSV, remodeled in fiscal year 2014, and Axis A24, introduced early in fiscal year 2014, as well as increased sales of our Surf Gate system, which became available on the Axis brand during July 2013.
Cost of Sales
Our cost of sales increased 13.0% to $32.2 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase in cost of sales resulted primarily from the 10.1% increase in unit volume and higher material cost per unit, driven by increased material content per unit and partially offset by decreases in labor and warranty cost per unit.
Gross Profit
For the three months ended December 31, 2013, our gross profit increased 25.8% to $11.7 million compared to the same period during 2012. Gross profit, as a percentage of net sales, increased 204 basis points to 26.6% for the three months ended December 31, 2013 compared to the same period in 2012. These increases resulted primarily from production efficiencies on increased volumes, higher average selling prices driven by price increases and increased sales of larger boats and optional features and product cost reduction efforts.
Operating Expenses
Selling and marketing expense increased $0.3 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, primarily because of increased marketing costs associated with increased sales volumes. General and administrative expense increased $0.4 million for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, largely attributable to increased headcount and additional professional fees associated with our Recapitalization and IPO.
Pro forma general and administrative expenses decreased by $21,000 to reflect the termination of the LLC's management agreement with Malibu Boats Investor, LLC upon the closing of the IPO and the removal of the management fees incurred during the period.
Other Expense, Net
Interest expense increased $0.2 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. This increase was driven by higher debt balances associated with our July 2013 refinancing.
Pro forma interest expense is zero, reflecting the removal of interest expense associated with the LLC’s term loans incurred during the period because we caused the LLC to repay all of the amounts owed on the credit facilities and term loans with the proceeds from the IPO.
Provision for Income Taxes
As noted above, the LLC was taxed as a partnership for federal income tax purposes and therefore was not subject to entity-level federal income taxation prior to the Recapitalization and IPO. Since the Recapitalization and IPO, Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. As a result, the pro forma provision for income taxes reflects an adjustment to the provision for corporate income taxes to reflect an estimated effective income tax rate of 39.1%. The effective income tax rate includes adjustments to the statutory federal income tax rate of 35% for state taxes and permanent items such as stock compensation expense attributable to profits interests, the domestic production activities deduction, and strategic and financial restructuring costs incurred in connection with our IPO. The provision for income taxes is computed by applying the effective income tax rate of 39.1% to pre-tax income multiplied by the percentage ownership in the LLC attributable to Malibu Boats, Inc. at the closing of the IPO.
Non-controlling interest
Non-controlling interest represents the ownership interests of the other members of the LLC after the Recapitalization and IPO.  The non-controlling interest was 50.7% immediately following the IPO. The amount of non-controlling interest is computed by multiplying pre-tax income during the period by the percentage ownership in the LLC not directly attributable to us, or 50.7%.
Comparison of the Six Months Ended December 31, 2013 to the Six Months Ended December 31, 2012
Net Sales
Our net sales for the six months ended December 31, 2013 were $87.2 million, reflecting an increase of $16.3 million, or 22.9%, compared to the same period in 2012. Unit volume for the six months ended December 31, 2013 was 1,323 units, a 14.9% increase compared to the same period in 2012. The volume increase in 2013 was attributable to strong, continued consumer demand for our boats, bolstered by the introduction of our new models and features. Net sales price per unit increased approximately 6.9% for the six months ended December 31, 2013 compared to the same period in 2012, primarily because of increased sales prices on new boat models and increased sales of larger boats, including the Wakesetter 24 MXZ, introduced in fiscal year 2013, and Axis A24, introduced early in fiscal year 2014, as well as increased sales of our Surf Gate system, which became available on the Axis brand during July 2013.
Cost of Sales
Our cost of sales increased 19.9% to $64.5 million for the six months ended December 31, 2013 compared to the six months ended December 31, 2012. The increase in cost of sales resulted primarily from the 14.9% increase in unit volume and higher material cost per unit, driven by increased sales of higher-content boats such as the Wakesetter 24 MXZ.
Gross Profit
For the six months ended December 31, 2013, our gross profit increased 32.4%, to $22.7 million compared to the same period during 2012. Gross profit, as a percentage of net sales, increased 186 basis points to 26.0% for the six months ended December 31, 2013 compared to the same period in 2012. These increases resulted primarily from production efficiencies on increased volumes, higher average selling prices driven by price increases and increased sales of larger boats and optional features and product cost reduction efforts.
Operating Expenses
Selling and marketing expense increased $0.7 million for the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily because of increased marketing costs associated with increased sales volumes. General and administrative expense decreased $2.1 million for the six months ended December 31, 2013 compared to the six months ended December 31, 2012, largely attributable to reduced management fees paid to Malibu Boats Investor, LLC, an affiliate, in 2012. In light of the economic downturn, Malibu Boats Investor, LLC agreed to eliminate its management fees for the period from July 1, 2008 through December 31, 2012, in order to preserve our cash. Subsequently, we amended the management agreement to make a management fee payment in the amount of $2.1 million during the six months ended December 31, 2012.
Pro forma general and administrative expenses decreased by $43,000 to reflect the termination of the LLC's management agreement with Malibu Boats Investor, LLC upon the closing of the IPO and the removal of the management fees incurred during the period.
Other Expense, Net
Interest expense increased $1.0 million for the six months ended December 31, 2013 compared to the six months ended December 31, 2012. This increase was driven by higher debt balances associated with our July 2013 refinancing.
Pro forma interest expense is reduced by $1.8 million, reflecting the removal of interest expense associated with the LLC’s term loans incurred during the period because we caused the LLC to repay all of the amounts owed on the credit facilities and term loans with the proceeds from the IPO.
Provision for Income Taxes
As noted above, the LLC was taxed as a partnership for federal income tax purposes and therefore was not subject to entity-level federal income taxation prior to the Recapitalization and IPO. Since the Recapitalization and IPO, Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. As a result, the pro forma provision for income taxes reflects an adjustment to the provision for corporate income taxes to reflect an estimated effective income tax rate of 37.3%. The effective income tax rate includes adjustments to the statutory federal income tax rate of 35% for state taxes and permanent items such as stock compensation expense attributable to profits interests, the domestic production activities deduction, and strategic and financial restructuring costs incurred in connection with our IPO. The provision for income taxes is computed by applying the effective income tax rate of 37.3% to pre-tax income multiplied by the percentage ownership in the LLC attributable to Malibu Boats, Inc. at the closing of the IPO.
Non-controlling interest
Non-controlling interest represents the ownership interests of the other members of the LLC after the Recapitalization and IPO. The non-controlling interest was 50.7% immediately following the IPO. The amount of non-controlling interest is computed by multiplying pre-tax income during the period by the percentage ownership in the LLC not directly attributable to us, or 50.7%.

GAAP Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring and non-operating expenses, including severance and relocation, management fees and expenses, certain professional fees and non-cash compensation expense. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA Margin are not measures of net income as determined by GAAP. Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring and non-operating expenses. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated (dollars in thousands, except for percentages):

	Malibu Boats Holdings, LLC				Pro Forma Malibu Boats, Inc.
	Three Months Ended December 31,		Six Months Ended December 31,		Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
	2013	2012	2013	2012
Net income	$5,220	$3,767	$10,399	$4,406	$4,724	$9,969
Income taxes [1]	—	—	—	—	1,126	2,244
Interest expense	609	400	1,773	750	—	2
Depreciation and amortization	1,682	1,531	3,271	3,147	1,682	3,271
Severance and relocation [2]	—	—	—	192	—	—
Management fees and expenses [3]	21	11	43	2,110	—	—
Professional fees [4]	585	1,061	754	1,629	585	754
Stock based compensation expense [5]	32	32	64	64	32	64
Strategic and financial restructuring expenses [6]	552	—	552	—	552	552
Adjusted EBITDA	$8,701	$6,802	$16,856	$12,298	$8,701	$16,856
Adjusted EBITDA Margin	19.8%	18.0%	19.3%	17.3%	19.8%	19.3%

(1)	Represents income tax expense attributable at an effective tax rate of 39.1% and 37.3% for the three and six months ended December 31, 2013, respectively.
(2)	Represents one-time employment related expenses, including a severance payment to a former executive, and costs to relocate certain departments from California to our Tennessee facility.
(3)
Represents management fees and expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of the IPO. A portion of the management fees for the six months ended December 31, 2013 reflects the payment of out of pocket expenses pursuant to our management agreement, as amended July 2012.

(4)
Represents legal and advisory fees related to our refinancing activities and legal expenses related to our litigation with Pacific Coast Marine Windshields Ltd. and Nautique Boat Company, Inc. For more information about the legal proceedings, refer to Note 10 of the LLC's condensed consolidated financial statements included elsewhere in this Quarterly Report.

(5)	Represents equity-based incentives awarded to certain of our employees.
(6)	Represents legal, accounting and other expenses directly related to the Recapitalization and IPO.

Adjusted Fully Distributed Net Income

We define Adjusted Fully Distributed Net Income as net income attributable to Malibu (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A common stock, which results in the elimination of noncontrolling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on pro forma fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Malibu Boats, Inc, before non-recurring or non-cash items and the effects of noncontrolling interests in the LLC.

We use Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone.

We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash (stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), and eliminates the variability of noncontrolling interest as a result of member owner exchanges of LLC Units into shares of Class A Common Stock.

In addition, because Adjusted Fully Distributed Net Income are susceptible to varying calculations, the Adjusted Fully Distributed Net Income measures, as presented in this Quarterly Report, may differ from and may, therefore, not be comparable to similarly titled measures used by other companies.

The table that follows shows the reconciliation of pro forma net income attributable to Malibu Boats, Inc. stockholders to pro forma Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Pro Forma Malibu Boats, Inc.
	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013

Net income attributable to members and stockholders	$1,757	$3,776
Income tax expense	1,126	2,244
Stock based compensation expense	32	64
Professional fees	585	754
Strategic and financial restructuring expenses	552	552
Net income attributable to noncontrolling interest in LLC [1]	2,967	6,193
Fully distributed income before income taxes	7,019	13,583
Income tax expense on fully distributed income before income taxes [2]	2,617	5,065
Adjusted fully distributed net income	$4,402	$8,518

Adjusted Fully Distributed Net Income per share of Class A Common Stock [3]:
Basic	$0.20	$0.38
Diluted	$0.20	$0.38

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [4]:
Basic	22,429	22,429
Diluted	22,429	22,429

(1)	Reflects the elimination of the noncontrolling interest in the LLC as if all member owners had fully exchanged their LLC Units for shares of Class A Common Stock.
(2)
Reflects income tax expense at an estimated annual effective income tax rate of 37.3% of income before income taxes assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding strategic and financial restructuring expenses.

(3)	Adjusted fully distributed net income divided by the total number of shares of Class A Common Stock outstanding in (4) above.
(4)
Represents the total number of shares of Class A Common Stock outstanding including all 11,353,735 remaining LLC Units as if they were exchanged on a one-for-one basis for the Company's Class A Common Stock.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2013	2012
Total cash provided by (used in):
Operating activities	$13,286	$9,751
Investment activities	(2,280)	(495)
Financing activities	(22,432)	(9,883)
Decrease in cash	$(11,426)	$(627)

Comparison of the Six Months Ended December 31, 2013 to the Six Months Ended December 31, 2012
Operating Activities
Net cash from operating activities was $13.3 million for the six months ended December 31, 2013 compared to $9.8 million for the same period in 2012, an increase of $3.5 million. The increase in cash from operating activities was primarily attributable to an increase in our cash receipts from sales of recreational and sports boats to our dealer network. Cash receipts increased $15.5 million for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012, driven mostly by a 20.2% higher unit sales volume over the same period. Additionally, average sales prices increased for the six months ended December 31, 2013, compared to the same period in 2012, primarily attributable to increased sales prices on new boat models and increased sales of larger, higher margin boats, including the Wakesetter 24 MXZ and Axis A24, as well as increased sales of our Surf Gate system, which became available on Axis models in July 2013. Cash payments to suppliers for purchase of raw material and other supplies used in the manufacturing process increased $13.1 million for the six months ended December 31, 2013, compared to the same period in 2012, primarily attributable to increased production levels associated with higher volumes attributable to new models and options offered as well as increased consumption of materials driven by a mix of larger boats. Cash paid for operating expenses decreased by $0.2 million primarily as a result of a one-time payment of $2.1 million for management fees made during the first quarter of fiscal 2013. This decrease in cash used for operating expenses was partially offset by increased expenditures for IPO related costs and additional selling and marketing expenses associated with the roll out of new models. Cash paid for interest increased $0.8 million attributable to our refinancing of the term loan.
Investing Activities
Net cash used for investing activities was $2.3 million for the six months ended December 31, 2013 compared to $0.5 million for the same period in 2012, an increase of $1.8 million. Our cash used for investing activities for the six months ended December 31, 2012 and December 31, 2013 primarily related to investments in new property and equipment, including a new ventilation system in our Loudon, Tennessee facility.
Financing Activities
Net cash used for financing activities was $22.4 million for the six months ended December 31, 2013 compared to $9.9 million for the six months ended December 31, 2012, an increase of $12.5 million. Our use of cash from financing activities for the six months ended December 31, 2012 primarily consisted of distributions to members of the LLC, including tax distributions, in the aggregate amount of $61.2 million financed by cash on hand as well as our July 2013 refinancing. Our use of cash from financing activities for the six months ended December 31, 2012 primarily consisted of payments on our larger term loans, distributions to members of the LLC, and the payment of deferred financings fees in connection with the new refinancing.

Loans and Commitments
We have lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank. Borrowings under our credit agreement bear interest at a rate equal to either, at our option, Bank Prime or LIBOR plus the applicable margin, as defined in our credit agreement. As of December 31, 2013, our credit agreement included the following facilities:

•
Revolving Credit Facility. We have access to a revolving credit facility from a bank syndicate led by SunTrust Bank in the principal amount of $10 million due on or before July 16, 2018. As of December 31, 2013, we had no outstanding balance under the revolving credit facility.

•
Swingline Credit Facility. We received a swingline line of credit from SunTrust Bank in the principal amount of up to $2 million due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2013, we had no outstanding balance under the swingline facility.

•
Letter of Credit Facility. We have access to a letter of credit from SunTrust Bank in the principal amount of up to $3 million. Any amounts drawn under the letter of credit reduce the capacity under the revolving credit facility. As of December 31, 2013, we had no drawn amounts from the line of credit.

•
Term Loans. We had a term loan in the aggregate principal amount of $65 million due on or before July 16, 2018. As of December 31, 2013, we had an aggregate total of $63.4 million outstanding under the term loans. We repaid the term loan in full on February 5, 2014 with the proceeds from the IPO.

Our credit agreement permits prepayment without any penalties. Our credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as pending or threatened labor disputes, litigation or judgments over a certain amount. Our credit agreement also contains certain restrictive covenants, which, among other things, place limits on our activities and those of our subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, our credit agreement prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, subject to a number of exceptions, including distributions based on a member’s allocated taxable income, payments pursuant to stock option and other benefit plans, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, after June 30, 2014, the LLC may make dividends and distributions of up to $4,000,000 in any fiscal year, subject to compliance with other financial covenants. Further, in January, 2014, we entered into an amendment to the credit agreement prior to the closing of the IPO that permits distributions to fund payments that are required under the tax receivable agreement. Our credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement. Our lending arrangements are secured by substantially all of our assets pursuant to a security agreement. As of December 31, 2013, we were in compliance with all covenants in the credit agreement and security agreement.
Future Liquidity Needs
Management believes that our existing cash, borrowing capacity under the revolving credit facility and cash flows from operations will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations. Factors impacting our cash flow from operations include, but are not limited to, our growth rate and the timing and extent of operating expenses.
Capital Resources
Future uses of cash related to significant capital projects underway include the expansion of our Loudon, Tennessee facility to add approximately 24,000 square feet for a loading and warehouse facility on land we own. Expenditures associated with this capital project are expected to be $1.1 million over the next two quarters.
Management expects our capital expenditures for fiscal year 2014 to be higher than typical at approximately $5.0 million, an increase from fiscal year 2013 capital expenditures of $2.9 million. This expected increase is primarily driven by additional investments to expand our Tennessee facility and increase production capacity to accommodate future growth.

Contractual Obligations and Commitments

On February 5, 2014, we used a portion of the net proceeds from the IPO of Malibu Boats, Inc. to pay down all of the amounts owed under the credit facilities and term loans in an amount equal to $63.4 million. In addition, the interest rate swap was settled in connection with the repayment of the term loan. Refer to Note 11 in the LLC's condensed consolidated financial statements for further information on the IPO.
Off Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 10 in the LLC's condensed consolidated financial statements for further information on repurchase commitments.
Seasonality
Our dealers experience seasonality in their business. Retail demand for boats is seasonal, with a significant majority of sales occurring during peak boating season, which coincides with our first and fourth fiscal quarters. In order to minimize the impact of this seasonality on our business, we manage our manufacturing processes and structure dealer incentives to tie our annual volume rebates program to consistent ordering patterns, encouraging dealers to purchase our products throughout the year. In this regard, we may offer free flooring incentives to dealers from the beginning of our model year through April 30 of each year. Further, in the event that a dealer does not consistently order units throughout the year, such dealer’s rebate is materially reduced. We may offer off-season retail promotions to our dealers in seasonally slow months, during and ahead of boat shows, to encourage retail demand.

Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding stockholder advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.
The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Pursuant to Section 107 of the JOBS Act, we have chosen to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Under the JOBS Act, our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act. Accordingly, we could remain an "emerging growth company" until as late as June 30, 2019.
Critical Accounting Policies
As of December 31, 2013, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in the Form S-1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the Form S-1 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed therein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 10 of the LLC's condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended December 31, 2013, there were no material changes to the risk factors disclosed in "Risk Factors" in the Form S-1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On November 1, 2013, the Company issued 100 shares of Class A Common Stock, par $0.01 per share, to BC-Malibu Boats GP in exchange for $10.00 in total consideration. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.
Use of Proceeds
On January 30, 2014, the SEC declared effective our registration statement on Form S-1 (Registration No. 333-192862) with respect to the IPO of Malibu Boats, Inc. Class A Common Stock.
On February 5, 2014, we consummated the IPO of 8,214,285 shares of Class A Common Stock at a price to the public of $14.00 per share, of which 7,642,996 shares were issued and sold by the Company and 571,289 shares were sold by selling stockholders. This included 899,252 shares issued and sold by the Company and 172,175 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised prior to the consummation of the IPO. Raymond James & Associates, Inc. and Wells Fargo Securities, LLC served as joint book-running managers and SunTrust Robinson Humphrey, Inc. and BMO Capital Markets Corp. acted as co-managers for the IPO.
The aggregate gross proceeds from the shares of Class A Common Stock sold in the IPO were $115.0 million. We received $99.5 million in net proceeds and the selling stockholders received $7.4 million in net proceeds, after underwriting discounts and commissions in the aggregate amount of $8.1 million. We incurred expenses of approximately $0.8 million in connection with the offering.
As of the date of the Quarterly Report, we used $69.8 million of the IPO proceeds received by us to purchase LLC Units from the LLC and caused the LLC to use such proceeds to (i) pay down all of the amounts owed under the LLC’s credit facilities and term loans in the amount of $63.4 million (ii) pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3.75 million in connection with the termination of the LLC’s management agreement upon consummation of the IPO, and (iii) $2.7 million was used for general corporate purposes. We used the remaining net proceeds received by us, or $29.8 million, to purchase the LLC Units of the LLC from existing owners at a price to the public of $14.00 per share less underwriting discounts and commissions.

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
4.1	Form of Class A Common Stock Certificate [1]
4.2	Form of Class B Common Stock Certificate [1]
4.3	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings LLC. [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Other Members of Malibu Boats Holdings, LLC.[2]
4.5	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC.[2]
4.6	Registration Rights Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC and Affiliates of Black Canyon Capital LLC.[2]
4.7	Voting Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC, Jack D. Springer, Wayne R. Wilson and Ritchie L. Anderson.[2]
31.1
Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document [3]
101.SCH	XBRL Taxonomy Extension Schema Document [3]
101.CAL	XBRL Taxonomy Calculation Linkbase Document [3]
101.DEF	XBRL Definition Linkbase Document [3]
101.LAB	XBRL Taxonomy Label Linkbase Document [3]
101.PRE	XBRL Taxonomy Presentation Linkbase Document [3]

(1)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(3)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2014	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)