Form 10-Q
period 2014-03-31
Malibu Boats, Inc.
filed 2014-05-12
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of May 9, 2014:	11,054,830	shares
Class B Common Stock, par value $0.01, outstanding as of May 9, 2014:	34	shares

1

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales	$50,293	$47,062	$137,535	$118,039
Cost of sales	36,892	34,561	101,417	88,376
Gross profit	13,401	12,501	36,118	29,663
Operating expenses:
Selling and marketing	1,512	1,524	4,454	3,794
General and administrative	10,299	4,150	15,322	11,302
Amortization	1,294	1,294	3,883	3,883
Operating income	296	5,533	12,459	10,684
Other income (expense):
Other	—	3	9	8
Interest expense	(1,207)	(335)	(2,980)	(1,085)
Other expense	(1,207)	(332)	(2,971)	(1,077)
Net (loss) income before provision for income taxes	(911)	5,201	9,488	9,607
Provision for income taxes	76	—	76	—
Net (loss) income	$(987)	$5,201	$9,412	$9,607
Net (loss) income attributable to non-controlling interest	(617)	5,201	9,782	9,607
Net loss attributable to Malibu Boats, Inc.	$(370)	$—	$(370)	$—

	For Period From February 5, 2014 to March 31, 2014

Weighted average shares outstanding used in computing net loss per share:
Basic	11,054,830
Diluted	22,028,476
Net loss available to Class A Common Stock per share:
Basic	$(0.03)
Diluted	$(0.04)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2014	June 30, 2013
Assets
Current assets
Cash	$5,321	$15,957
Trade receivables, net	8,999	7,642
Inventories, net	17,346	11,639
Deferred tax asset	328	—
Prepaid expenses	1,239	223
Total current assets	33,233	35,461
Property and equipment, net	9,354	6,648
Goodwill	5,718	5,718
Other intangible assets	13,652	17,535
Debt issuance costs, net	—	531
Deferred tax asset	18,634	—
Other assets	34	34
Total assets	$80,625	$65,927
Liabilities
Current liabilities
Current maturities of long-term debt	$14	$3,326
Accounts payable	15,135	11,655
Accrued expenses	11,565	10,524
Total current liabilities	26,714	25,505
Deferred gain on sale-leaseback	137	145
Payable pursuant to tax receivable agreement	13,636	—
Long-term debt, less current maturities	—	20,263
Total liabilities	40,487	45,913
Commitments and contingencies (See Note 13)
Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 11,054,830 shares issued and outstanding as of March 31, 2014; none authorized, issued or outstanding as of June 30, 2013	110	—
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 34 shares issued and outstanding as of March 31, 2014; none authorized, issued or outstanding as of June 30, 2013	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014; none authorized, issued or outstanding as of June 30, 2013	—	—
Class A Units, no units authorized, issued and outstanding as of March, 31, 2014 and 37,000 units authorized, 36,742 units issued and outstanding as of June 30, 2013	—	16,978
Class B Units, no units authorized, issued and outstanding as of March 31, 2014 and 3,885 units authorized, issued and outstanding as of June 30, 2013	—	(2,417)
Class M Units, no units authorized, issued and outstanding as of March, 31, 2014 and 2,658 units authorized, 1,421 units issued and outstanding as of June 30, 2013	—	(460)
Additional paid in capital	22,720	—
Accumulated (deficit) earnings	(370)	5,913
Total stockholders' equity attributable to Malibu Boats, Inc./members' equity	22,460	20,014
Non-controlling interest	$17,678	$—
Total stockholders’/members' equity	$40,138	$20,014
Total liabilities and equity	$80,625	$65,927
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Members’ and Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Malibu Boats Holdings, LLC									Malibu Boats, Inc.
									Accumulated Earnings	Common Stock				Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Earnings	Total Members/Stockholders Equity
	LLC Units		Class A Units		Class B Units		Class M Units			Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount		Shares	Amount	Shares	Amount
Balance at June 30, 2012	—	—	36,742	36,777	3,885	526	915	213	(12,071)	—	—	—	—	—	—	—	25,445
Net income									17,984								17,984
Stock based compensation								127									127
Membership units vested							506										—
Distributions to members				(19,799)		(2,943)		(800)									(23,542)
Balance at June 30, 2013	—	—	36,742	16,978	3,885	(2,417)	1,421	(460)	5,913	—	—	—	—	—	—	—	20,014
Net income before February 5, 2014									10,448								10,448
Stock based compensation								76									76
Membership units vested							304										—
Distributions to members				(55,172)		(6,474)		(2,981)									(64,627)
Issuance of Class A Common Stock for merger of entities in Recapitalization										3,412	34			47,732			47,766
Exchange of LLC Units held by selling shareholders for Class A Common Stock upon merger of entities in Recapitalization														(47,766)			(47,766)
Conversion of previous classes of units into LLC units as part of the Recapitalization	11,374	(50,450)	(36,742)	38,194	(3,885)	8,891	(1,725)	3,365									—
Initial Public Offering Transactions:
Allocation of non-controlling interest in LLC	(11,374)	50,450							(16,361)					(52,433)	18,344		—
Issuance of Class A Common Stock for IPO, net of underwriting discounts										7,643	76			99,436			99,512
Issuance of Class B Common Stock												34					—
Purchase of LLC Units from existing owners of LLC														(29,762)			(29,762)
Increase in payable pursuant to the tax receivable agreement														(13,636)			(13,636)
Increase in deferred tax asset from step-up in tax basis														18,634			18,634
Capitalized offering costs														(1,550)			(1,550)
Stock based compensation														2,065			2,065
Net loss after February 5, 2014															(666)	(370)	(1,036)
Balance at March 31, 2014	—	—	—	—	—	—	—	—	—	11,055	110	34	—	22,720	17,678	(370)	40,138

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2014	2013
Operating activities:
Net income	9,412	9,607
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	2,141	95
Receivables and inventory allowance	55	(178)
Depreciation	1,127	838
Amortization of intangible assets	3,883	3,883
Gain on sale-leaseback transaction	(8)	(8)
Amortization of deferred financing costs	1,583	115
Change in fair value of derivative	28	—
Deferred income taxes	(328)	—
Gain on sale of equipment	(5)	—
Change in operating assets and liabilities:
Accounts receivable	(1,338)	1,340
Inventories	(5,781)	(4,189)
Prepaid expenses and other assets	(1,044)	(224)
Accounts payable and accrued expenses	4,521	6,078
Net cash provided by operating activities	14,246	17,357
Investing activities:
Purchases of property and equipment	(3,828)	(1,334)
Net cash used in investing activities	(3,828)	(1,334)
Financing activities:
Principal payments on long-term borrowings	(88,575)	(23,606)
Proceeds from long-term borrowings	65,000	28,500
Payment of deferred financing costs	(1,052)	(664)
Proceeds from issuance of Class A Common Stock in initial public offering, net of underwriting discounts	99,512	—
Purchase of units from existing LLC Unit holders	(29,762)	—
Payments of costs directly associated with initial public offering	(1,550)	—
Distributions to members	(64,627)	(21,124)
Net cash used in financing activities	(21,054)	(16,894)
Changes in cash	(10,636)	(871)
Cash—Beginning of period	15,957	14,797
Cash—End of period	5,321	13,926

Supplemental cash flow information:
Cash paid for interest	1,400	512
Non-cash financing activities:
Initial establishment of deferred tax assets	18,634	—
Initial establishment of amounts payable under tax receivable agreements	13,636	—
Exchange of LLC Units held by selling shareholders for Class A Common Stock upon merger of entities in Recapitalization	47,766	—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (the “Company” or "Malibu") was formed as a Delaware corporation on November 1, 2013, as a holding company for the purposes of facilitating an initial public offering of shares of common stock. The Company was not engaged in any business or other activities except in connection with its formation and registration with the Securities and Exchange Commission (“SEC”). Following the Recapitalization and IPO transactions completed on February 5, 2014, the Company became the sole managing member of and has a controlling interest in Malibu Boats Holdings, LLC (the "LLC"). As the sole managing member the Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and recorded a non-controlling interest for the economic interest in the Company held by the holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. Malibu Boats Holdings, LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through a world-wide network of independent dealers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2013. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at March 31, 2014 and the results of its operations and the cash flows for the three and nine month periods ended March 31, 2014 and 2013. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2014. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. As of March 31, 2014, the non-controlling interest was 50.7%.
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

2. Recapitalization and Initial Public Offering

Recapitalization

On February 5, 2014, immediately prior to the closing of the Company’s initial public offering of Class A Common Stock, par value $0.01 per share ("Class A Common Stock"), a new single class of LLC Units of the LLC was allocated among the pre-IPO (as defined below) owners of the LLC in exchange for their prior membership interests of the LLC pursuant to the distribution provisions of the former limited liability company agreement of the LLC based upon the liquidation value of the LLC, assuming it was liquidated at the time of the Company's initial public offering with a value implied by the initial public offering price of the shares of Class A Common Stock sold in the initial public offering. Immediately prior to the closing of the initial public offering, 17,071,424 LLC Units were issued and outstanding. In addition, 34 shares of Class B Common Stock were issued, one to each existing LLC Unit holders. Further, on February 4, 2014, two holders of membership interests in the LLC merged with and into two newly formed subsidiaries of Malibu Boats, Inc. As a result of these mergers, the sole stockholders of each of the two merging entities received shares of Class A Common Stock in exchange for shares of capital stock of the merging entities. Also, the Company redeemed for nominal consideration the initial 100 shares of Class A Common Stock issued to the Company's initial stockholder in connection with its formation. The foregoing transactions are referred to as the “Recapitalization.”
Initial Public Offering

On February 5, 2014, Malibu completed its initial public offering of 8,214,285 shares of Class A Common Stock at a price to the public of $14.00 per share, raising net proceeds of $99,512 to the Company after underwriting discounts and commissions but before expenses (the "IPO"). Of the shares of Class A Common Stock sold to the public, 7,642,996 shares were issued and sold by the Company and 571,289 shares were sold by selling stockholders. This included 899,252 shares issued and sold by the Company and 172,175 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised prior to the completion of the IPO.

The Company used $69,750 of the net proceeds from the IPO to purchase LLC Units from the LLC and caused the LLC to use these proceeds (i) to pay down all of the amounts owed under the LLC’s credit facilities and term loans in an amount equal to $63,410, (ii) to pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3,750 upon the consummation of the IPO in connection with the termination of the LLC’s management agreement, and (iii) for general corporate purposes in the remaining amount of approximately $2,700. The Company used all of the remaining net proceeds from the IPO, or $29,762, to purchase LLC Units from the existing owners of the LLC at a purchase price equal to the initial public offering price per share of Class A Common Stock in the IPO, after deducting underwriting discounts and commissions.

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

Voting Agreement

In connection with the Recapitalization, the Company entered into a voting agreement (the “Voting Agreement”) with certain affiliates. Under the Voting Agreement, Black Canyon Management LLC is entitled to nominate to the Company’s board of directors a number of designees equal to (i) 20% of the total number of directors comprising the Company’s board of directors for so long as Black Canyon Management LLC and its affiliates and Jack Springer, Wayne Wilson and Ritchie Anderson, together, beneficially own 15% or more of the voting power of the shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share ("Class B Common Stock") entitled to vote generally in the election of directors, voting together as a single class, and (ii) 10% of the total number of directors comprising the Company’s board of directors for so long as Black Canyon Management LLC and its affiliates and Messrs. Springer, Wilson and Anderson, together, beneficially own more than 5% but less than 15% of the voting power of the shares of Class A Common Stock and Class B Common Stock entitled to vote generally in the election of directors, voting together as a single class. For purposes of calculating the number of directors that Black Canyon Management LLC is entitled to nominate pursuant to this formula, any fractional amounts would be rounded up to the nearest whole number and the calculation would be made on a pro forma basis, taking into account any increase in the size of the board of directors (e.g., one and one-third (1⅓) directors equates to two directors). In addition, Black Canyon Management LLC has the right to remove and replace its director-designees at any time and for any reason and to nominate any individual(s) to fill any such vacancies. Messrs. Springer, Wilson and Anderson are required to vote any of their LLC Units in favor of the director or directors nominated by Black Canyon Management LLC.

Exchange Agreement

In connection with the Recapitalization, the Company entered into an exchange agreement (the “Exchange Agreement”) with the existing owners of the LLC, several of whom are directors and/or officers of the Company. Under the Exchange Agreement, each existing owner of the LLC (and certain permitted transferees thereof) may generally exchange its LLC Units for shares of Class A Common Stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, other than in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. Notwithstanding the foregoing, within the 180-day period following the closing of the IPO, a holder of LLC Units may only exchange those LLC Units for Class A Common Stock if such holder executed a lock-up agreement. Further, an existing owner of the LLC does not have the right to exchange LLC Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company to which the existing owner may be subject.

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

Effects of the Recapitalization and IPO

As a result of the Recapitalization and the IPO, immediately after the IPO:

•	Investors in the IPO collectively owned 8,214,285 shares of Class A Common Stock;

•	The two selling stockholders in the IPO, who were former holders of LLC Units, continued to collectively own 2,840,545 shares of Class A Common Stock;

•	The Company owned 11,054,830 LLC Units, representing 49.3% of the economic interest in the LLC;

•	Existing owners of the LLC collectively owned 11,373,737 LLC Units, representing 50.7% of the economic interest in the LLC;

•	Investors in the IPO collectively had 36.6% of the voting power in the Company;

•	The two selling stockholders in the IPO who were former holders of LLC Units, continued to collectively have 12.7% of the voting power in the Company; and

•	Existing owners of the LLC, through their holdings of the Company’s Class B Common Stock, collectively had 50.7% of the voting power in the Company, but not an economic interest in the Company.
The Company accounted for the Recapitalization as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to ASC 805, Business Combinations. Accordingly, after the Recapitalization, the assets and liabilities of the Company are reflected at their carryover basis.
Capitalization of Offering Costs
Capitalized offering costs are costs directly attributable to the IPO. Prior to the IPO, we had capitalized approximately $1,550 of offering costs as prepaid assets. Upon closing of the IPO on February 5, 2014, these costs were netted against the proceeds of the IPO and, as such, were reclassified into additional paid in capital.

3. Inventories
Inventories, net consisted of the following:

	As of March 31, 2014	As of June 30, 2013
Raw materials	$12,277	$7,796
Work in progress	1,502	1,148
Finished goods	4,097	3,151
Inventory obsolescence reserve	(530)	(456)
Net inventory	$17,346	$11,639

4. Property and Equipment
Property and equipment, net consisted of the following:

	As of March 31, 2014	As of June 30, 2013
Land	$254	$254
Leasehold improvements	2,023	1,604
Machinery and equipment	11,231	7,320
Furniture and fixtures	1,505	1,379
Construction in process	993	1,683
	16,006	12,240
Less accumulated depreciation	(6,652)	(5,592)
	$9,354	$6,648

Depreciation expense was $445 and $280 for the three months ended March 31, 2014 and March 31, 2013 and $1,127 and $838 for the nine months ended March 31, 2014 and March 31, 2013, respectively, substantially all of which was recorded in cost of goods sold.
5. Product Warranties
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
Changes in the Company’s product warranty liability were as follows:

	Nine Months Ended March 31, 2014	Year Ended June 30, 2013
Beginning balance	$5,658	$3,863
Additions charged to expense	2,183	3,756
Warranty claims paid	(1,617)	(1,961)
Ending balance	$6,224	$5,658

6. Financing
Outstanding debt consisted of the following:

	As of March 31, 2014	As of June 30, 2013
Short-term debt
Notes payable—equipment	$14	$76
Current maturities of long-term debt	—	3,250
Long-term debt
Notes payable—equipment	—	—
Term loan	—	—
Previous term loan	—	20,263
	14	23,589
Less current maturities	(14)	(3,326)
Total debt less current maturities	$—	$20,263
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
The Credit Agreement is comprised of a $10,000 revolving commitment, none of which was outstanding as of March 31, 2014, and a $65,000 term loan, which was repaid in full with the proceeds of the IPO. The revolving credit facility and term loan, which matures on July 16, 2018, is collateralized by substantially all of the Company’s assets. Borrowings under the Credit Agreement bear interest at the Company’s option of Bank Prime or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, as defined in the Credit Agreement. The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $2,000 due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of March 31, 2014, the Company had no outstanding balance under the swingline facility. Under the Credit Agreement, the Company has the ability to issue letters of credit up to $3,000, none of which was outstanding as of March 31, 2014. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires July 16, 2018 with the expiration of access to the revolving commitment.

Repayment of Debt
On February 5, 2014, the Company used a portion of the net proceeds from the IPO of Malibu Boats, Inc. to pay down all of the amounts owed under its credit facilities and term loans in an amount equal to $63,410. Refer to Note 2 for further information regarding the IPO.
7. Derivative Instrument
On August 2, 2012, the Company entered into an interest rate swap with a notional value of $14,250 which was entered into to hedge the variable rate interest payments on half of the long-term debt entered into during July 2012. Under the swap, the Company paid interest on a quarterly basis at a fixed rate of 0.61% and received interest at a variable rate equal to one-month LIBOR. The notional amount of the swap reduced as mandatory debt principal payments under the Company’s July 2012 credit agreement were scheduled to amortize. The interest rate swap expires on June 30, 2017. Because management had not designated the swap as a hedge, the Company recorded the changes in fair value of the swap of $7 for the nine months ended March 31, 2014 and $28 for the year ended June 30, 2013 in interest expense. The interest rate swap was settled in connection with the pay down of all the amounts owed on the credit facilities and term loans discussed in Note 6 above.
8. Fair Value Measurements
In determining the fair value of certain assets and liabilities, the Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As defined in Financial Accounting Standards Board ASC Topic 820, “Fair Value Measurements and Disclosures,” fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014:
Cash	$5,321	$5,321	$—	$—
Derivative instrument	—	—	—	—
Total assets at fair value	$5,321	$5,321	$—	$—
As of June 30, 2013:
Cash	$15,957	$15,957	$—	$—
Derivative instrument	$28	—	28	—
Total assets at fair value	$15,985	$15,957	$28	$—
Fair value measurements for the Company’s cash is classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements of the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of March 31, 2014 or June 30, 2013, respectively.
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
There were no impairments recorded in connection with tangible and intangible long-lived assets for the nine months ended March 31, 2014 and fiscal year ended June 30, 2013, respectively.

9. Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. Following the IPO, the LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2014 the Company had recorded no valuation allowances against deferred tax assets.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The Company’s effective tax rate was 0.8% for the nine months ended March 31, 2014. The principal difference in the Company's effective tax rate and the statutory federal income tax rate of 35% is the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes.  The Company's effective tax rate also reflects the impact of state taxes and the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and the domestic production activities deduction.

In connection with completion of the Company's IPO on February 5, 2014, the Company recorded deferred tax assets of $18,634 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and in anticipation of making an election under Section 754 of the Internal Revenue Code of 1986, as amended in connection with the IPO. The Company also recorded $13,636 in tax receivable agreement liabilities representing 85% of the tax savings that the Company will receive in connection with the Section 754 election.

10. Stockholder’s Equity
The Company is authorized to issue 150,000,000 shares of capital stock, consisting of 100,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 25,000,000 shares of Preferred Stock, par value $0.01 per share. On November 1, 2013, the Company issued 100 shares of Class A Common Stock in exchange for $10.00, all of which were held by BC-Malibu Boats GP, an affiliate of Black Canyon Capital LLC, in connection with formation of Malibu Boats, Inc. These shares were subsequently redeemed for nominal consideration in connection with the Recapitalization.
As discussed in Note 2, on February 5, 2014, the Company completed its IPO of 8,214,285 shares of Class A Common Stock at a price to the public of $14.00 per share. Immediately prior to the IPO, on February 4, 2014, two holders of membership interests in the LLC merged with and into two newly-formed subsidiaries of the Company. As a result of these mergers, the sole stockholders of each of the two merging entities received an aggregate 2,840,545 shares of Class A Common Stock in exchange for shares of capital stock of the merging entities. A total of 34 shares of Class B Common Stock (one to each existing LLC Unit holder) were issued to existing LLC Unit holders in connection with the Recapitalization.

Class A Common Stock and Class B Common Stock

Voting Rights

Holders of Class A Common Stock and Class B Common Stock will have voting power over Malibu Boats, Inc., the sole managing member of the LLC, at a level that is consistent with their overall equity ownership of our business. Pursuant to the Company's certificate of incorporation and bylaws, each share of Class A Common Stock entitles the holder to one vote with respect to each matter presented to the Company's stockholders on which the holders of Class A Common Stock are entitled to vote. Each holder of Class B Common Stock shall be entitled to the number of votes equal to the total number of LLC Units held by such holder multiplied by the exchange rate specified in the Exchange Agreement with respect to each matter presented to the Company's stockholders on which the holders of Class B Common Stock are entitled to vote. Accordingly, the holders of LLC Units collectively have a number of votes that is equal to the aggregate number of LLC Units that they hold. Subject to any rights that may be applicable to any then outstanding preferred stock, the Company's Class A and Class B Common Stock vote as a single class on all matters presented to the Company's stockholders for their vote or approval, except as otherwise provided in the Company's certificate of incorporation or bylaws or required by applicable law. Holders of the Company's Class A and Class B Common Stock do not have cumulative voting rights. Except in respect of matters relating to the election and removal of directors on the Company's board of directors and as otherwise provided in the Company's certificate of incorporation, the Company's bylaws, or as required by law, all matters to be voted on by the Company's stockholders must be approved by a majority of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter.

Dividends

Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company's Class A Common Stock will be entitled to share equally, identically and ratably in any dividends that the board of directors may determine to issue from time to time. Holders of the Company's Class B Common Stock do not have any right to receive dividends.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, holders of the Company's Class A Common Stock would be entitled to share ratably in the Company's assets that are legally available for distribution to stockholders after payment of its debts and other liabilities. If the Company has any preferred stock outstanding at such time, holders of the preferred stock may be entitled to distribution and/or liquidation preferences. In either such case, the Company must pay the applicable distribution to the holders of its preferred stock before it may pay distributions to the holders of its Class A Common Stock. Holders of the Company Class B Common Stock do not have any right to receive a distribution upon a voluntary or involuntary liquidation, dissolution or winding up of the Company's affairs.

Other Rights

Holders of the Company's Class A Common Stock will have no preemptive, conversion or other rights to subscribe for additional shares. The rights, preferences and privileges of the holders of the Company's Class A Common Stock will be subject to, and may be adversely affected by, the rights of the holders of shares of any series of the Company's preferred stock that the Company may designate and issue in the future.

Preferred Stock

Though the Company currently has no plans to issue any shares of preferred stock, its board of directors has the authority, without further action by the Company's stockholders, to designate and issue up to 25,000,000 shares of preferred stock in one or more series. The Company's board of directors may also designate the rights, preferences and privileges of the holders of each such series of preferred stock, any or all of which may be greater than or senior to those granted to the holders of common stock. Though the actual effect of any such issuance on the rights of the holders of common stock will not be known until the Company's board of directors determines the specific rights of the holders of preferred stock, the potential effects of such an issuance include:

•	diluting the voting power of the holders of common stock;

•	reducing the likelihood that holders of common stock will receive dividend payments;

•	reducing the likelihood that holders of common stock will receive payments in the event of our liquidation, dissolution, or winding up; and

•	delaying, deterring or preventing a change-in-control or other corporate takeover.
LLC Units
In connection with the Recapitalization, the LLC Agreement was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the LLC unit holders to a single new class of units called “LLC Units.” As a result of the Recapitalization and IPO, the Company holds LLC Units in the LLC and is the sole managing member of the LLC. Holders of LLC Units do not have voting rights under the LLC Agreement.
Further, the LLC and its existing owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they will have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, other than in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of March 31, 2014, existing unit holders held 11,373,737 LLC Units, representing 50.7% of the economic interest in the LLC. As discussed in Note 2, the Company has the right to determine when distributions will be made to holders of LLC Units and the amount of any such distributions under the LLC Agreement. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

11. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Malibu Boats, Inc. Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2014, no incentive stock awards had been granted under the Company's Incentive Plan.
As discussed in Note 2, the LLC modified its capital structure creating a new single class of interests called LLC Units. Previously granted profits interests (formerly Class M Units) were converted into LLC Units in connection with the Recapitalization. These LLC Units are generally subject to the terms of the applicable pre-existing agreements governing the awards, including vesting and repurchase rights at fair market value adjustment upon separation. Under these agreements, the LLC units cannot be resold and unvested units are subject to forfeiture if the recipient’s employment is terminated. Forfeited unvested units are not entitled to future distributions. Furthermore, such LLC Units are not transferable, except in limited circumstances as set out in the LLC Agreement. Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to holders of LLC Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of LLC Units (including Malibu Boats, Inc.) pro rata in accordance with the percentages of their respective LLC Units.

In connection with the Recapitalization, certain agreements related to profits interest awards previously granted in 2012 under the former LLC agreement were modified to fully vest the awards at the time of the Recapitalization and IPO transactions. As a result, the incremental fair value associated with the awards was recognized as stock compensation expense when the transactions occurred. Further, certain profits interest awards previously granted in November 2013, began vesting one-third on each of the first three anniversaries of September 30, 2014 after the completion of the IPO. Stock compensation expense attributable to the vesting of LLC Units was $2,077 and $2,141 for the three and nine months ended March 31, 2014, respectively, and $32 and $95 for the three and nine months ended March 31, 2013, respectively. Stock compensation expense is included in general and administrative expense in the Company's condensed consolidated statement of operations. The cash flow effects resulting from restricted unit awards were reflected as noncash operating activities. As of March 31, 2014 and June 30, 2013, unrecognized compensation cost related to nonvested, share-based compensation was $3,025 and $670, respectively.

12. Net Loss Per Share
Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company's losses by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed similarly to basic net loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s restricted LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents is calculated using the treasury stock method.
All earnings (loss) prior to and up to February 5, 2014, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings (loss) per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Malibu Boats, Inc. from the period subsequent to February 5, 2014 is included in the net loss attributable to the stockholders of Class A Common Stock for the three and nine months ended March 31, 2014. Basic and diluted net loss per share of Class A Common Stock from February 5, 2014 to March 31, 2014 have been computed as follows (in thousands, except share and per share amounts):

Period from February 5, 2014 to March 31, 2014
Basic:
Net loss attributable to Malibu Boats, Inc.	(370)
Shares used in computing basic net loss per share:
Weighted-average Class A Common Stock	11,054,830
Basic net loss per share	$(0.03)

Diluted:
Net loss attributable to Malibu Boats, Inc.	(370)
Net loss attributable to the non-controlling interest	(415)
Net loss	(785)
Shares used in computing diluted net loss per share:
Weighted-average Class A Common Stock	11,054,830
Weighted-average non-controlling interest units convertible into Class A Common Stock	10,267,111
Weighted-average restricted stock units convertible into Class A Common Stock	706,535
Diluted weighted-average shares outstanding	22,028,476
Diluted net loss per share	$(0.04)
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings (loss) per share of Class B Common Stock has not been presented.
13. Commitments and Contingencies

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

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying consolidated income statements. No units were repurchased for the nine months ended March 31, 2014 or March 31, 2013. The Company did not carry a reserve for repurchases as of March 31, 2014 or June 30, 2013, respectively.

Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at March 31, 2014 (unaudited) or June 30, 2013 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. See ‘Legal Proceedings’ section below for more detail on on-going litigation.

Legal Proceedings

On August 27, 2010, Pacific Coast Marine Windshields Ltd., or "PCMW," filed suit against the Company and certain third parties, including Marine Hardware, Inc., a third-party supplier of windshields to the Company, in the U.S. District Court for the Middle District of Florida seeking monetary and injunctive relief. PCMW was a significant supplier of windshields to the Company through 2008, when the Company sought an alternative vendor of windshields in response to defective product supplied by PCMW. PCMW’s latest amended complaint alleges, among other things, infringement of a design patent and two utility patents related to marine windshields, copyright infringement and misappropriation of trade secrets. The Company denied any liability arising from the causes of action alleged by PCMW and filed a counter claim alleging PCMW’s infringement of one of the Company's patents, conversion of two of the patents asserted against the Company, unfair competition and breach of contract. In December 2012, the court granted partial summary judgment in the Company's favor, holding that the Company did not infringe the design patent asserted against the Company. PCMW appealed the court’s decision and dismissed all remaining claims against the Company, other than the claims of copyright infringement and misappropriation of trade secrets. The court stayed the remaining matters pending resolution of PCMW’s appeal. On January 8, 2014, the Court of Appeals for the Federal Circuit Court reversed the decision granting summary judgment in the Company's favor regarding the design patent asserted against the Company, and the case has been remanded to the district court. The appellate court’s decision does not affect any of the Company's other defenses to any of PCMW’s claims, including the design patent claim, nor does it affect any of the Company's claims against PCMW. The district court has scheduled a hearing on June 3, 2014 for the pending summary judgment motions, and it set a trial date of September 22, 2014 on PCMW’s remaining claims and the Company’s claims against PCMW. The Company believes that PCMW’s claims are without merit and intends to continue to vigorously defend the lawsuit.

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
For three months ended March 31, 2014, net sales and adjusted EBITDA increased 6.9% and 12.9%, respectively, while gross margin as a percentage of sales was flat compared to the three months ended March 31, 2013. For nine months ended March 31, 2014, net sales, gross margin as a percentage of sales, and adjusted EBITDA increased 16.5%, 1.2%, and 26.9%, respectively, compared to the nine months ended March 31, 2013. For three and nine months ended March 31, 2014, net (loss) income decreased 119.0% and 2.0%, respectively, compared to the three and nine months ended March 31, 2013. The decreases in the three and nine month periods were largely due to one time charges in connection with our initial public offering. For the definition of adjusted EBITDA and a reconciliation to net income, see “—GAAP Reconciliation of Non-GAAP Financial Measures.”
Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to (i) Malibu Holdings, LLC, or the LLC, and its consolidated subsidiaries prior to the recapitalization of the LLC and initial public offering of Malibu Boats, Inc.’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) as described below under "Recapitalization and Initial Public Offering," and (ii) Malibu Boats, Inc. and its consolidated subsidiaries after the Recapitalization and IPO, which were completed on February 5, 2014.
Recapitalization and Initial Public Offering

On February 5, 2014, immediately prior to the closing of our initial public offering of Class A Common Stock, a new single class of LLC Units of the LLC was allocated among the pre-IPO owners of the LLC in exchange for their prior membership interests of the LLC pursuant to the distribution provisions of the former limited liability company agreement of the LLC based upon the liquidation value of the LLC, assuming it was liquidated at the time of our initial public offering with a value implied by the initial public offering price of the shares of Class A Common Stock sold in the initial public offering. Immediately prior to the closing of our initial public offering, 17,071,424 LLC Units were issued and outstanding. In addition, 34 shares of Class B Common Stock were issued, one to each existing LLC Unit holders. Further, on February 4, 2014, two holders of membership interests in the LLC merged with and into two newly formed subsidiaries of Malibu Boats, Inc. As a result of these mergers, the sole stockholders of each of the two merging entities received shares of Class A Common Stock in exchange for shares of capital stock of the merging entities. Also, we redeemed for nominal consideration the initial 100 shares of Class A Common Stock issued to our initial stockholder in connection with our formation. We refer to the foregoing transactions as the “Recapitalization.”
On February 5, 2014, we completed our initial public offering, or IPO, of 8,214,285 shares of Class A Common Stock at a price to the public of $14.00 per share, of which 7,642,996 shares were issued and sold by us and 571,289 shares were sold by selling stockholders. This included 899,252 shares issued and sold by us and 172,175 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the IPO. The aggregate gross proceeds from the IPO were $115.0 million. Of these proceeds, we received $99.5 million and the selling stockholders received $7.4 million, after deducting $8.1 million in underwriting discounts and commissions. With the proceeds we received, $69.8 million was used to purchase newly issued LLC Units from the LLC, which the LLC then used (i) to pay down all of the amounts owed under the LLC’s credit facilities and term loans in the amount of $63.4 million, (ii) to pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3.8 million in connection with the termination of the LLC’s management agreement upon consummation of the IPO, and (iii) for general corporate purposes in the remaining amount of approximately $2.7 million. In connection with the repayment of the LLC's credit facilities and term loans, debt issuance costs associated with the term loans were written off to interest expense. The balance of the net proceeds of approximately $29.8 million was used to purchase units of Malibu Boats Holdings, LLC (the “LLC Units”) directly from the existing holders of LLC Units.
We incurred strategic and financial restructuring expenses in connection with the Recapitalization and IPO of approximately $1.2 million through the fiscal third quarter of 2014. We may incur additional strategic and financial restructuring expenses in the fiscal fourth quarter of 2014. In addition, we anticipate future ongoing incremental expenses associated with being a public company to approximate between $2.0 million and $3.0 million on an annual basis, excluding compensation expense related to the long term incentive plan established in connection with the Recapitalization and IPO.
Outlook

Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2013, and we expect this trend to continue into fiscal 2014. According to Statistical Surveys, Inc., as of December 2013, domestic retail registrations of performance sport boats for 50 reporting states increased 11% over calendar year 2012.  This followed domestic performance sport boat registration growth of approximately 13% in 2012 as compared to 2011. As of March 31, 2014, domestic retail registrations of performance sport boats for 22 reporting states increased 12% compared to the same period in 2013 accordingly to Statistical Surveys, Inc. While performance sport boat and overall boat industry sales in the U.S. for the three months ended March 31, 2014 likely have been negatively affected by colder weather in much of the country, we expect the favorable demand environment for our product to continue, with long-term prospects depending on the strength of the broader economic recovery.

Since 2008, we have increased our market share among manufacturers of performance sport boats annually due to new product development, redesigned models, and innovative features. For the 2014 model year which began on July 1, 2013, we redesigned the Wakesetter 23 LSV model and expanded our product offerings, including the introduction of two new models under the Axis brand doubling the number of models offered. In addition, Surf Gate was added as an available feature on our Axis boats.  We expect these new and redesigned models and feature offerings, combined with our recognized brand names and dealer base, to position us for further growth within our industry.

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
Operating Expenses
Our operating expenses include selling and marketing, and general and administrative costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs.
Other Expense, Net
Other expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our credit agreement, debt issuance costs written off in connection with the pay down of all the amounts owed on the credit facilities and term loan, and settlement of our interest rate swap.

Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC after the IPO on February 5, 2014.  The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions.  The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income after the completion of the IPO.   The Company's provision for income taxes reflects a reported effective tax rate of 0.8%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC.  The Company's effective tax rate also reflects the impact of state taxes and the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and the domestic production activities deduction.
Net Income (Loss) Attributable to Non-controlling Interest
In connection with the Recapitalization and IPO, we obtained a 49.3% controlling economic and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income (loss)attributable to non-controlling interest represents the portion of net income (loss) attributable to the LLC members.

Results of Operations
The table below sets forth our results of operations, expressed in thousands (except unit volume) and as a percentage of net sales, for the periods presented. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Malibu Boats, Inc. and Subsidiaries
	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	50,293	100.0%	47,062	100.0%	137,535	100.0%	118,039	100.0%
Cost of sales	36,892	73.4%	34,561	73.4%	101,417	73.7%	88,376	74.9%
Gross profit	13,401	26.6%	12,501	26.6%	36,118	26.3%	29,663	25.1%
Operating expenses:
Selling and marketing	1,512	3.0%	1,524	3.2%	4,454	3.2%	3,794	3.2%
General and administrative	10,299	20.5%	4,150	8.8%	15,322	11.1%	11,302	9.6%
Amortization	1,294	2.6%	1,294	2.7%	3,883	2.8%	3,883	3.3%
Operating income	296	0.6%	5,533	11.8%	12,459	9.1%	10,684	9.1%
Other income (expense):
Other	—	—%	3	—%	9	—%	8	—%
Interest expense	(1,207)	(2.4)%	(335)	(0.7)%	(2,980)	(2.2)%	(1,085)	(0.9)%
Other expense, net	(1,207)	(2.4)%	(332)	(0.7)%	(2,971)	(2.2)%	(1,077)	(0.9)%
Net (loss) income before provision for income taxes	(911)	(1.8)%	5,201	11.1%	9,488	6.9%	9,607	8.1%
Provision for income taxes	76	0.2%	—	—%	76	0.1%	—	—%
Net (loss) income	(987)	(2.0)%	5,201	11.1%	9,412	6.8%	9,607	8.1%
Non-controlling interest	(617)	(1.2)%	5,201	11.1%	9,782	7.1%	9,607	8.1%
Net loss attributable to Malibu Boats, Inc.	(370)	(0.7)%	—	—%	(370)	(0.3)%	—	—%

Unit Volumes	788		766		2,111		1,917
Net Sales Price per Unit	$64		$61		$65		$62

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Net Sales
Our net sales for the three months ended March 31, 2014 were $50.3 million, reflecting an increase of $3.2 million, or 6.9%, compared to the same period in 2013. Unit volume for the three months ended March 31, 2014 was 788 units, a 2.9% increase compared to the same period in 2013. The volume increase in the third quarter of fiscal 2014 was attributable to strong, continued consumer demand for our boats, bolstered by the introduction of our new models and features. Net sales price per unit increased approximately 3.9% for the three months ended March 31, 2014 compared to the same period in 2013, primarily because of increased sales prices on new boat models and increased sales of larger boats, including the Wakesetter 23 LSV, remodeled in fiscal year 2014, and Axis A24, introduced early in fiscal year 2014, as well as increased sales of our Surf Gate system, which became available on the Axis brand in July 2013.
Cost of Sales
Our cost of sales increased 6.7% to $36.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in cost of sales resulted primarily from the 2.9% increase in unit volume and higher material cost per unit, driven by increased material content per unit.
Gross Profit
For the three months ended March 31, 2014, our gross profit increased 7.2% to $13.4 million compared to the same period during 2013. Gross margin increased slightly to 26.6% for the three months ended March 31, 2014 compared to the same period in 2013. The increase in gross profit resulted primarily from increased volumes and higher average selling prices due to options, features, and new boat models.
Operating Expenses
Selling and marketing expense for the three month period ended March 31, 2014 compared to the three months ended March 31, 2013 was slightly lower at $1.5 million due to timing of promotional efforts. General and administrative expense increased $6.1 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, largely attributable to one time charges for the termination of the management agreement, stock compensation charges attributable to the modification of awards granted in 2012, and additional professional fees associated with our Recapitalization and IPO transactions.
Other Expense, Net
Interest expense increased $0.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily driven by deferred financing costs written off in connection with the pay down of our term loan as part of the Recapitalization and IPO transactions.
Provision for Income Taxes

Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC after the IPO on February 5, 2014.  The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions.  The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income after the completion of the IPO.   The Company's provision for income taxes was $0.1 million for the three months ended March 31, 2014 reflecting a reported effective tax rate of 0.8%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC.  The Company's effective tax rate also reflects the impact of state taxes and the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and the domestic production activities deduction.
Non-controlling interest
Non-controlling interest represents the ownership interests of the other members of the LLC after the Recapitalization and IPO.  The non-controlling interest was 50.7% following the IPO through March 31, 2014. The amount of non-controlling interest is computed by multiplying pre-tax loss during this period by the percentage ownership in the LLC not directly attributable to us, or 50.7%. All of the pre-tax income for the three months ended March 31, 2013 was attributed to the non-controlling interest.
Comparison of the Nine Months Ended March 31, 2014 to the Nine Months Ended March 31, 2013
Net Sales
Our net sales for the nine months ended March 31, 2014 were $137.5 million, reflecting an increase of $19.5 million, or 16.5%, compared to the same period in 2013. Unit volume for the nine months ended March 31, 2014 was 2,111 units, a 10.1% increase compared to the same period in 2013. The volume increase for the nine months ended March 31, 2014 was attributable to strong, continued consumer demand for our boats, bolstered by the introduction of our new models and features. Net sales price per unit increased approximately 5.8% for the nine months ended March 31, 2014 compared to the same period in 2013, primarily because of increased sales prices on new boat models and increased sales of larger boats, including the Wakesetter 23 LSV remodeled in fiscal year 2014, and Axis A24, introduced early in fiscal year 2014, as well as increased sales of our Surf Gate system, which became available on the Axis brand during July 2013.
Cost of Sales
Our cost of sales increased 14.8% to $101.4 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. The increase in cost of sales resulted primarily from the 10.1% increase in unit volume and higher material cost per unit.
Gross Profit
For the nine months ended March 31, 2014, our gross profit increased 21.8%, to $36.1 million compared to the same period during 2013. Gross profit, as a percentage of net sales, increased 1.2% to 26.3% for the nine months ended March 31, 2014 compared to the same period in 2013. These increases resulted primarily from production efficiencies on increased volumes, higher average selling prices driven by price increases and increased sales of larger boats and optional features and product cost reduction efforts.
Operating Expenses
Selling and marketing expense increased $0.7 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 primarily because of increased marketing costs associated with increased sales volumes. General and administrative expense increased $4.0 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, largely attributable to increased headcount and one time charges such as the termination of the management agreement, stock compensation charges attributable to the modification of awards granted in 2012, and additional professional fees associated with the Company’s Recapitalization and IPO. In light of the economic downturn, Malibu Boats Investor, LLC agreed to eliminate its management fees for the period from July 1, 2008 through December 31, 2012, in order to preserve our cash. Subsequently, we amended the management agreement to make a management fee payment in the amount of $2.1 million during the nine months ended March 31, 2013.
Other Expense, Net
Interest expense increased $1.9 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. This increase was driven by deferred financing costs written off in connection with the pay down of our term loan as part of the Recapitalization and IPO transactions as well as higher debt balances associated with our July 2013 refinancing prior to the pay down of our term loan.
Provision for Income Taxes

Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC after the IPO on February 5, 2014.  The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions.  The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income after the completion of the IPO.   The Company's provision for income taxes was $0.1 million for the nine months ended March 31, 2014 reflecting a reported effective tax rate of 0.8%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC.  The Company's effective tax rate also reflects the impact of state taxes and the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and the domestic production activities deduction.
Non-controlling interest
Non-controlling interest represents the ownership interests of the other members of the LLC after the Recapitalization and IPO. The non-controlling interest was 50.7% immediately following the IPO. The amount of non-controlling interest is computed by multiplying pre-tax income during the period by the percentage ownership in the LLC not directly attributable to us, or 50.7%. All of the pre-tax income for the nine months ended March 31, 2013 was attributed to the non-controlling interest.

GAAP Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring and non-operating expenses, including severance and relocation, management fees and expenses, certain professional fees and non-cash compensation expense. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA Margin are not measures of net (loss) income as determined by accounting principles generally accepted in the United States ("GAAP"). Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring and non-operating expenses. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net (loss) income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net (loss) income as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated (dollars in thousands, except for percentages):

	Malibu Boats, Inc. and Subsidiaries
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net (loss) income	$(987)	$5,201	$9,412	$9,607
Provision for income taxes	76	—	76	—
Interest expense	1,207	335	2,980	1,085
Depreciation and amortization	1,739	1,573	5,010	4,720
Severance and relocation [1]	—	—	—	192
Management fees and expenses [2]	4,541	750	4,584	2,860
Professional fees [3]	749	1,032	1,503	2,661
Stock based compensation expense [4]	2,077	31	2,141	95
Strategic and financial restructuring expenses [5]	670	—	1,222	—
Adjusted EBITDA	$10,072	$8,922	$26,928	$21,220
Adjusted EBITDA Margin	20.0%	19.0%	19.6%	18.0%

(1)	Represents one-time employment related expenses, including a severance payment to a former executive, and costs to relocate certain departments from California to our Tennessee facility.
(2)
Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of the IPO. Upon termination of the agreement, we paid a one time termination fee of $3.75 million.

(3)
Represents legal and advisory fees related to our refinancing activities and legal expenses related to our litigation with Pacific Coast Marine Windshields Ltd. and Nautique Boat Company, Inc. For more information about the legal proceedings, refer to Note 13 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(4)
Represents equity-based incentives awarded to certain of our employees including a $1.8 million stock compensation charge as a result of the modification of certain profits interest awards previously granted in 2012 under the first amended and restated limited liability company agreement of the LLC, as amended, in connection with our IPO.

(5)	Represents legal, accounting and other expenses directly related to the Recapitalization and IPO.

Adjusted Fully Distributed Net Income

We define Adjusted Fully Distributed Net Income as net (loss) income attributable to Malibu (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Malibu Boats, Inc, before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.

We use Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone.

We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash (stock-based compensation) and non-recurring items (strategic and financial restructuring expenses), and eliminates the variability of non-controlling interest as a result of member owner exchanges of LLC Units into shares of Class A Common Stock.

In addition, because Adjusted Fully Distributed Net Income are susceptible to varying calculations, the Adjusted Fully Distributed Net Income measures, as presented in this Quarterly Report, may differ from and may, therefore, not be comparable to similarly titled measures used by other companies.

The table that follows shows the reconciliation of net loss attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Malibu Boats, Inc. and Subsidiaries
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net loss attributable to Malibu Boats, Inc.	$(370)	$—	$(370)	$—
Provision for income taxes	76	—	76	—
Stock based compensation expense	2,077	31	2,141	95
Management fees and expenses	4,541	750	4,584	2,860
Professional fees	749	1,032	1,503	2,661
Strategic and financial restructuring expenses	670	—	1,222	—
Net (loss) income attributable to non-controlling interest [1]	(617)	5,201	9,782	9,607
Fully distributed net income before income taxes	7,126	7,014	18,938	15,223
Income tax expense on fully distributed income before income taxes [2]	2,682	2,639	7,126	5,728
Adjusted Fully Distributed Net Income	4,444	4,375	11,812	9,495

Adjusted Fully Distributed Net Income per share of Class A Common Stock [3]:
Basic	$0.20	$0.20	$0.53	$0.42
Diluted	$0.20	$0.20	$0.53	$0.42

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [4]:
Basic	22,428,567	22,428,567	22,428,567	22,428,567
Diluted	22,428,567	22,428,567	22,428,567	22,428,567

(1)	Reflects the elimination of the non-controlling interest in the LLC as if all member owners had fully exchanged their LLC Units for shares of Class A Common Stock.
(2)
Reflects income tax expense at an estimated annual effective income tax rate of 37.6% of income before income taxes assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding strategic and financial restructuring expenses. The estimated annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, and state taxes attributable to the LLC.

(3)	Adjusted fully distributed net income divided by the weighted average shares of Class A Common Stock outstanding in (4) below.
(4)
Represents the total number of shares of Class A Common Stock outstanding including all 11,373,737 remaining LLC Units as if they were exchanged on a one-for-one basis for the Company's Class A Common Stock.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities, borrowings under our credit agreement and net proceeds from our IPO. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2014	2013
Total cash provided by (used in):
Operating activities	$14,246	$17,357
Investment activities	(3,828)	(1,334)
Financing activities	(21,054)	(16,894)
Decrease in cash	$(10,636)	$(871)

Comparison of the Nine Months Ended March 31, 2014 to the Nine Months Ended March 31, 2013
Operating Activities
Net cash from operating activities was $14.2 million for the nine months ended March 31, 2014 compared to $17.4 million for the same period in 2013, a decrease of $3.1 million. The decrease in cash from operating activities was primarily due to cash paid for one time operating expenses, including a $3.8 million termination payment in connection with the termination of our former management agreement and $2.8 million in IPO-related costs. This decrease was offset by an increase in cash receipts from boat sales to our dealer network of $16.8 million for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013, driven mostly by a 10.1% higher unit sales volume over the same period. Additionally, average sales prices increased for the nine months ended March 31, 2014, compared to the same period in 2013, primarily attributable to increased sales prices on new boat models and increased sales of larger, higher margin boats, including the Wakesetter 23 LSV and Axis A24, as well as increased sales of our Surf Gate system, which became available on Axis models in July 2013. Cash payments to suppliers for purchase of raw material and other supplies used in the manufacturing process increased $14.6 million for the nine months ended March 31, 2014, compared to the same period in 2013, primarily attributable to increased production levels associated with higher volumes attributable to new models and options offered as well as increased consumption of materials driven by a mix of larger boats. Cash paid for interest increased $0.9 million attributable to our refinancing of the term loan.
Investing Activities
Net cash used for investing activities was $3.8 million for the nine months ended March 31, 2014 compared to $1.3 million for the same period in 2013, an increase of $2.5 million. Our cash used for investing activities for the nine months ended March 31, 2013 and March 31, 2014 primarily related to investments in new property and equipment, including boat molds, a new ventilation system, and construction on a loading facility at our Loudon, Tennessee plant.
Financing Activities
Net cash used for financing activities was $21.1 million for the nine months ended March 31, 2014 compared to $16.9 million for the nine months ended March 31, 2013, an increase of $4.2 million. During July 2013 we refinanced our term note for $65 million and subsequently used a portion of the proceeds to pay distributions to the LLC's unit holders. Distributions to LLC unit holders for the nine months ended March 31, 2014 were $64.6 million. In connection with our IPO in February 2014, we received net proceeds of $99.5 million and used approximately $29.8 million to purchase LLC Units directly from the existing holders of LLC Units. In addition, we used $69.8 million to purchase newly issued LLC Units from the LLC, which the LLC then used (i) to pay down all of the amounts owed under the LLC’s credit facilities and term loans in the amount of $63.4 million, (ii) to pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3.8 million in connection with the termination of the LLC’s management agreement upon consummation of the IPO, and (iii) for general corporate purposes in the remaining amount of approximately $2.7 million.
Loans and Commitments
We have lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank. Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% or (ii) the Adjusted LIBOR Rate, in each case plus the applicable margin, as defined in our credit agreement. As of March 31, 2014, our credit agreement included the following facilities:

•
Revolving Credit Facility. We have access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $10 million due on or before July 16, 2018. As of March 31, 2014, we had no outstanding balance under the revolving credit facility.

•
Swingline Credit Facility. We received a swingline line of credit from SunTrust Bank in the principal amount of up to $2 million due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of March 31, 2014, we had no outstanding balance under the swingline facility.

•
Letter of Credit Facility. We have the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $3 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that we have not reimbursed reduce the availability under the revolving credit facility. As of March 31, 2014, we had no drawn and unreimbursed amounts under the letter of credit facility.

•
Term Loans. We received a term loan from each of the banks in the syndicate in the aggregate principal amount of $65 million due on or before July 16, 2018. We repaid the $63.4 million outstanding related to the term loan in full on February 5, 2014 with the proceeds from the IPO.

Subject to the terms of the credit agreement, we have the option to request our lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $30 million; however, our lenders are not obligated to do so.
Our credit agreement permits prepayment without any penalties. Our credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as pending or threatened labor disputes, litigation or judgments over a certain amount. The credit agreement requires compliance with certain financial covenants that we believe are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. Our credit agreement also contains certain restrictive covenants, which, among other things, place limits on our activities and those of our subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions. Our credit agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, after June 30, 2014, the LLC may make dividends and distributions of up to $4.0 million in any fiscal year, subject to compliance with other financial covenants. Further, in January 2014, we entered into an amendment to the credit agreement prior to the closing of the IPO that permits distributions to fund payments that are required under the tax receivable agreement. Our credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement. Our lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC, and Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. As of March 31, 2014, we were in compliance with all covenants in the credit agreement and security agreement.
Future Liquidity Needs
Management believes that our existing cash, borrowing capacity under our revolving credit facility and cash flows from operations will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations. Factors impacting our cash flow from operations include, but are not limited to, our growth rate and the timing and extent of operating expenses.
Capital Resources
Future uses of cash related to significant capital projects underway include the expansion of our Loudon, Tennessee facility to add approximately 24,000 square feet for a loading and warehouse facility on land we own. Remaining expenditures associated with this capital project are expected to be up to $1.0 million over the next two quarters.
Management expects our capital expenditures for fiscal year 2014 to be higher than typical at between $5.0 million and $5.5 million, an increase from fiscal year 2013 capital expenditures of $2.9 million. This expected increase is primarily driven by additional investments to expand our Tennessee facility and increase production capacity to accommodate future growth.

Contractual Obligations and Commitments
On February 5, 2014, we used a portion of the net proceeds from the IPO of Malibu Boats, Inc. to pay down all of the amounts owed under the credit facilities and term loans in an amount equal to $63.4 million. In addition, the interest rate swap was settled in connection with the repayment of the term loan. See "- Recapitalization and IPO" above.
Off Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 13 in the our condensed consolidated financial statements for further information on repurchase commitments.
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
Critical Accounting Policies
As of March 31, 2014, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in the Form S-1.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 13 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended March 31, 2014, there were no material changes to the risk factors disclosed in "Risk Factors" in the Form S-1.

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.5	First Amendment dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC
4.1	Form of Class A Common Stock Certificate [1]
4.2	Form of Class B Common Stock Certificate [1]
4.3	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings LLC [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Other Members of Malibu Boats Holdings, LLC [2]
4.5	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
4.6	Registration Rights Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC and Affiliates of Black Canyon Capital LLC [2]
4.7	Voting Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC, Jack D. Springer, Wayne R. Wilson and Ritchie L. Anderson [2]
10.1	Second Amendment dated May 8, 2014, to the Credit Agreement by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank and the other Lenders and Guarantors defined therein
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

May 12, 2014	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)