Form 10-Q/A
period 2014-03-31
Malibu Boats, Inc.
filed 2014-05-13
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of May 12, 2014:	11,054,830	shares
Class B Common Stock, par value $0.01, outstanding as of May 12, 2014:	34	shares

Explanatory Note

The purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q for Malibu Boats, Inc. (the “Company”) for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 12, 2014 (the “Form 10-Q”), is to (A) note on the cover of the Form 10-Q that the Company (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, and (B) file Exhibit 3.5 included in Item 6 to the Form 10-Q which was inadvertently omitted from the original filing of the Form 10-Q. This Amendment No.1 only affects the facing page and Item 6 of the Form 10-Q and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

PART II - OTHER INFORMATION

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.5*	First Amendment dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC
4.1	Form of Class A Common Stock Certificate [1]
4.2	Form of Class B Common Stock Certificate [1]
4.3	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings LLC [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Other Members of Malibu Boats Holdings, LLC [2]
4.5	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
4.6	Registration Rights Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC and Affiliates of Black Canyon Capital LLC [2]
4.7	Voting Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC, Jack D. Springer, Wayne R. Wilson and Ritchie L. Anderson [2]
10.1	Second Amendment dated May 8, 2014, to the Credit Agreement by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank and the other Lenders and Guarantors defined therein [4]
31.1
Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [4]

31.2
Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [4]

32
Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [4]

101.INS	XBRL Instance Document [3,4]
101.SCH	XBRL Taxonomy Extension Schema Document [3,4]
101.CAL	XBRL Taxonomy Calculation Linkbase Document [3,4]
101.DEF	XBRL Definition Linkbase Document [3,4]
101.LAB	XBRL Taxonomy Label Linkbase Document [3,4]
101.PRE	XBRL Taxonomy Presentation Linkbase Document [3,4]

(1)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

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

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2014	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)