Form 10-Q
period 2014-09-30
Malibu Boats, Inc.
filed 2014-11-07
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of November 6, 2014:	15,607,833	shares
Class B Common Stock, par value $0.01, outstanding as of November 6, 2014:	43	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,
	2014	2013
Net sales	$47,659	$43,304
Cost of sales	35,566	32,283
Gross profit	12,093	11,021
Operating expenses:
Selling and marketing	1,638	1,432
General and administrative	6,426	1,955
Amortization	724	1,294
Operating income	3,305	6,340
Other income (expense):
Other	—	3
Interest expense	(9)	(1,164)
Other expense	(9)	(1,161)
Net income before provision for income taxes	3,296	5,179
Provision for income taxes	907	—
Net income	$2,389	$5,179
Net income attributable to non-controlling interest	1,009	5,179
Net income attributable to Malibu Boats, Inc.	$1,380	$—

Weighted average shares outstanding used in computing net income per share:
Basic	14,783,986
Diluted	21,426,037
Net income available to Class A Common Stock per share:
Basic	$0.09
Diluted	$0.09

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2014	June 30, 2014
	(Unaudited)
Assets
Current assets
Cash	$17,810	$12,173
Trade receivables, net	10,213	6,475
Inventories, net	17,352	12,890
Deferred tax asset	451	500
Prepaid expenses	1,884	2,272
Total current assets	47,710	34,310
Property and equipment, net	11,885	10,963
Goodwill	5,718	5,718
Other intangible assets, net	11,634	12,358
Deferred tax asset	58,762	21,452
Total assets	$135,709	$84,801
Liabilities
Current liabilities
Accounts payable	16,345	7,161
Accrued expenses	36,372	32,684
Income taxes and tax distribution payable	924	2,121
Deferred tax liabilities	—	995
Total current liabilities	53,641	42,961
Deferred gain on sale-leaseback	131	134
Payable pursuant to tax receivable agreement	47,664	13,636
Total liabilities	101,436	56,731
Commitments and contingencies (See Note 10)
Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 15,436,944 shares issued and outstanding as of September 30, 2014; 11,064,201 authorized, issued or outstanding as of June 30, 2014	153	110
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 43 shares issued and outstanding as of September 30, 2014; 44 authorized, issued or outstanding as of June 30, 2014	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and June 30, 2014	—	—
Additional paid in capital	27,859	23,835
Accumulated deficit	(3,296)	(4,676)
Total stockholders' equity attributable to Malibu Boats, Inc.	24,716	19,269
Non-controlling interest	$9,557	$8,801
Total stockholders’ equity	$34,273	$28,070
Total liabilities and equity	$135,709	$84,801
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated (Deficit) Earnings	Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	11,064	$110	44	$—	$23,835	$8,801	$(4,676)	$28,070
Net income						1,009	1,380	2,389
Issuance of Class A Common Stock for public offering, net of underwriting discounts	4,371	43			76,793			76,836
Purchase of units from existing LLC Unit holders					(76,836)			(76,836)
Stock based compensation					487			487
Issuances of equity for services	1				63			63
Cancellation of Class B Common Stock			(1)					—
Capitalized offering costs					(899)			(899)
Increase in payable pursuant to the tax receivable agreement					(34,028)			(34,028)
Increase in deferred tax asset from step-up in tax basis					38,499			38,499
Distributions to LLC Unit holders					(55)	(253)		(308)
Balance at September 30, 2014	15,436	$153	43	$—	$27,859	$9,557	$(3,296)	$34,273

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2014	2013
Operating activities:
Net income	$2,389	$5,179
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	487	32
Depreciation	543	296
Amortization of intangible assets	724	1,294
Gain on sale-leaseback transaction	(11)	(3)
Amortization of deferred financing costs	—	582
Change in fair value of derivative	—	25
Deferred income taxes	1,238	—
Change in operating assets and liabilities:
Trade receivable	(3,738)	989
Inventories	(4,462)	(3,649)
Prepaid expenses and other assets	525	(195)
Accounts payable	9,184	2,289
Accrued expenses and other liabilities	1,218	901
Net cash provided by operating activities	8,097	7,740
Investing activities:
Purchases of property and equipment	(1,465)	(878)
Net cash used in investing activities	(1,465)	(878)
Financing activities:
Principal payments on long-term borrowings	—	(24,345)
Proceeds from long-term borrowings	—	65,000
Payment of deferred financing costs	—	(1,016)
Proceeds from issuance of Class A Common Stock in public offering, net of underwriting discounts	76,836	—
Purchase of units from existing LLC Unit holders	(76,836)	—
Payments of costs directly associated with public offering	(899)	—
Distributions to LLC Unit holders	(96)	(57,761)
Net cash used in financing activities	(995)	(18,122)
Changes in cash	5,637	(11,260)
Cash—Beginning of period	12,173	15,957
Cash—End of period	$17,810	$4,697

Supplemental cash flow information:
Cash paid for interest	$9	$585
Cash paid for income taxes	236	—
Non-cash financing activities:
Establishment of deferred tax assets from step-up in tax basis	38,499	—
Establishment of amounts payable under tax receivable agreements	34,028	—
Tax distributions payable to non-controlling LLC Unit holders	212	—
Equity issued to directors for services	63	—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu") was formed as a Delaware corporation on November 1, 2013, as a holding company for the purposes of facilitating an initial public offering (the "IPO") of shares of its Class A common stock par value $0.01 per share (“Class A Common Stock”). The Company was not engaged in any business or other activities except in connection with its formation and registration of its IPO of Class A Common Stock with the Securities and Exchange Commission (“SEC”). Following the recapitalization transactions completed immediately prior to the closing of the IPO (the "Recapitalization") and IPO transactions completed on February 5, 2014, the Company became the sole managing member of and acquired a controlling interest in, Malibu Boats Holdings, LLC (the "LLC"). As sole managing member of the LLC, the Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Accounting Standards Codification (“ASC”) Topic 810, "Consolidation", consolidates the financial results of the LLC and its subsidiaries, and recorded a non-controlling interest for the economic interest in the Company held by the holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through a world-wide network of independent dealers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2014 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the Company’s financial position at September 30, 2014 and the results of its operations and the cash flows for the three month period ended September 30, 2014 and 2013. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2015. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Follow-On Offering
On July 15, 2014, the Company completed a follow-on offering (the "Follow-on Offering") of 5,520,000 shares of Class A Common Stock at a price to the public of $18.50 per share, of which 4,371,893 shares were issued and sold by the Company and 1,148,107 shares were sold by selling stockholders. This included 538,252 shares issued and sold by the Company and 181,748 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the Follow-on Offering.
The aggregate gross proceeds from the Follow-on Offering was $102,120. Of these proceeds, the Company received $76,836 and the selling stockholders received $20,178, after deducting $5,106 in underwriting discounts and commissions. All the proceeds from the Follow-on Offering were used to purchase LLC Units directly from the holders of LLC Units. Immediately following the Follow-on Offering, the Company owned 15,426,723 LLC Units representing 68.8% of the economic interest in the LLC while non-controlling LLC Unit holders owned 7,001,844 LLC Units representing a 31.2% interest in the LLC.
Capitalized offering costs directly attributable to the Follow-On Offering of $899 were netted against the proceeds and, as such, were reclassified into additional paid in capital.

Significant Accounting Policies and Estimates
There have been no material changes to the Company's significant accounting policies and estimates from those that were disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2014. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.
Recent Accounting Pronouncements
There are no new accounting pronouncements that are expected to have a significant impact on the condensed consolidated financial statements (unaudited).
2. Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of September 30, 2014		As of June 30, 2014
	Shares	Ownership %	Shares	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	7,001,844	31.2%	11,373,737	50.7%
Malibu Boats, Inc. ownership In Malibu Boats Holdings, LLC	15,436,944	68.8%	11,064,201	49.3%
	22,438,788	100.0%	22,437,938	100.0%
During the three month period ended September 30, 2014, the Company was issued 850 LLC Units with respect to the Class A Common Stock issuance to a non-employee director for his services.
The balance of the non-controlling interest from June 30, 2014 to September 30, 2014 is as follows (in thousands):

Balance of non-controlling interest as of June 30, 2014	$8,801
Allocation of income to non-controlling LLC Unit holders for period	1,009
Distributions paid and payable to non-controlling LLC Unit holders for period	(253)
Balance of non-controlling interest as of September 30, 2014	$9,557
Distributions and Other Payments to Non-controlling Unit holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. Tax distributions payable to non-controlling LLC Unit holders for the three months ending September 30, 2014 was $212.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Inventories

Inventories, net consisted of the following:

	As of September 30, 2014	As of June 30, 2014
Raw materials	$12,928	$9,786
Work in progress	1,916	1,428
Finished goods	3,355	2,440
Inventory obsolescence reserve	(847)	(764)
Net inventory	$17,352	$12,890

4. Property and Equipment
Property and equipment, net consisted of the following:

	As of September 30, 2014	As of June 30, 2014
Land	$254	$254
Leasehold improvements	4,122	2,039
Machinery and equipment	12,652	11,257
Furniture and fixtures	2,042	1,544
Construction in process	476	2,987
	19,546	18,081
Less accumulated depreciation	(7,661)	(7,118)
	$11,885	$10,963

Depreciation expense was $543 and $296 for the three months ended September 30, 2014 and 2013, substantially all of which was recorded in cost of goods sold.
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
Changes in the Company’s product warranty liability were as follows:

	As of September 30, 2014	As of June 30, 2014
Beginning balance	$6,164	$5,658
Add: Additions to warranty provision	698	2,907
Less: Warranty claims paid	(632)	(2,401)
Ending balance	$6,230	$6,164

6. Financing
Malibu Boats, LLC, a wholly owned subsidiary of the LLC and an indirect subsidiary of the Company, has an outstanding credit facility with a syndicate of banks led by SunTrust Bank. On July 16, 2013, Malibu Boats, LLC entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Credit Agreement”). The proceeds from the Credit Agreement were used to repay the previously existing revolving credit facility and term loan with the same bank. The obligations of Malibu Boats LLC under the Credit Agreement are currently guaranteed by its parent, the LLC, and its subsidiary, Malibu Boats Domestic International Sales Corp. The Company is not a party to the Credit Agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan mature on July 16, 2018.
As of September 30, 2014, the Credit Agreement was comprised of a $10,000 revolving commitment, none of which was outstanding as of September 30, 2014. The prior $65,000 term loan under the Credit Agreement was repaid in full with the proceeds of the IPO. Borrowings under the revolving credit facility bear interest at Malibu Boats, LLC’s option of Bank Prime or London Interbank Offered Rate (“LIBOR”) plus the applicable margin, as defined in the Credit Agreement. Malibu Boats, LLC also has a swingline line of credit from SunTrust Bank in the principal amount of up to $2,000 due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of September 30, 2014, there was no outstanding balance under the swingline facility.
Under the Credit Agreement, Malibu Boats, LLC has the ability to issue letters of credit up to $3,000, none of which was outstanding as of September 30, 2014. This letter of credit availability may be reduced by borrowings under the revolving credit facility. Malibu Boats, LLC’s access to these letters of credit expires July 16, 2018 with the expiration of access to the revolving commitment.
The Credit Agreement permits prepayment without any penalties. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as pending or threatened labor disputes, litigation or judgments over a certain amount. The Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC’s activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Credit Agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the Tax Receivable Agreement (as defined in Note 7), payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, after June 30, 2014, the LLC may make dividends and distributions of up to $4,000 in any fiscal year, subject to compliance with other financial covenants. The Credit Agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the Credit Agreement.
On October 1, 2014, Malibu Boats, LLC amended its Credit Agreement to increase the borrowing availability under the revolving credit facility from $10,000 to $30,000 and reduce the maximum amount that may be requested under the revolving credit facility and term loan facility in the future from an additional $30,000 to an additional $10,000. Refer to Note 11 for more information.

7. Income Taxes and Tax Receivable Agreement
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2014, the Company had recorded no valuation allowances against deferred tax assets.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The Company’s effective tax rate was 27.5% for the three months ended September 30, 2014. The principal difference in the Company's effective tax rate and the statutory federal income tax rate of 35% is the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes. The Company's effective tax rate also reflects the impact of state taxes and the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and acquisition costs.
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
In connection with the Recapitalization and IPO in fiscal 2014, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to the Company entering into the Tax Receivable Agreement, including those attributable to payments under the Tax Receivable Agreement. These payment obligations are obligations of the Company and not of the LLC. For purposes of the Tax Receivable Agreement, the benefit deemed realized by the Company will be computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the Tax Receivable Agreement.
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
In connection with completion of the Follow-on Offering on July 15, 2014, the Company recorded deferred tax assets of $38,499 associated with basis differences in assets upon acquiring the additional interest in Malibu Boats Holdings, LLC and in anticipation of making an election under Section 754 of the Internal Revenue Code of 1986, as amended. The Company also recorded a tax receivable agreement liability of $34,028 representing 85% of the tax savings that the Company will receive in connection with the Section 754 election.
As of September 30, 2014, the Company had recorded deferred tax assets of $56,802 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC. The aggregate tax receivable agreement liabilities were $47,664 representing 85% of the tax savings that the Company will receive in connection with the anticipated Section 754 election.
8. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Malibu Boats, Inc. Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2014, 1,590,507 shares remain available for future issuance under the Incentive Plan.
Profits interest awards issued under the previously existing LLC Agreement were converted into LLC Units as part of the Recapitalization in February 2014. These LLC Units are generally subject to the terms of the applicable pre-existing agreements governing the awards, including vesting and repurchase rights at fair market value adjustment upon separation. Under these agreements, the LLC units cannot be resold and unvested units are subject to forfeiture if the recipient’s employment is terminated. Forfeited unvested units are not entitled to future distributions. Furthermore, such LLC Units are not transferable, except in limited circumstances as set out in the LLC Agreement. Pursuant to the LLC Agreement, the LLC has the right to determine when distributions will be made to holders of LLC Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of LLC Units (including Malibu Boats, Inc.) pro rata in accordance with the percentages of their respective LLC Units.
Readers should refer to Note 12 to the fiscal 2014 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for additional information related to the Company's awards and the Incentive Plan.
Stock compensation expense attributable to the Company's equity awards was $487 and $32 for the three months ended September 30, 2014 and 2013, respectively. Stock compensation expense attributed to equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's condensed consolidated statement of operations. The cash flow effects resulting from restricted unit awards were reflected as noncash operating activities. As of September 30, 2014 and June 30, 2014, unrecognized compensation cost related to nonvested, share-based compensation was $3,028 and $3,515, respectively. As of September 30, 2014, the weighted average years outstanding for unvested awards under the Incentive Plan and under the previously existing LLC Agreement were 3.7 and 2.0 years, respectively.
9. Net Earnings Per Share
Basic net earnings per share of Class A Common Stock is computed by dividing net earnings attributable to the Company's earnings by the weighted average number of shares of Class A Common Stock outstanding during the period. The weighted average number of shares of Class A Common Stock outstanding used in computing basic net earnings per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common shareholders through receipt of additional units of equivalent value to the dividends paid to Class A Common Stock holders.
Diluted net earnings per share of Class A Common Stock is computed similarly to basic net earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents is calculated using the treasury stock method.
All earnings prior to and up to February 5, 2014, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Basic and diluted net earnings per share of Class A Common Stock for the three months ended September 30, 2014 have been computed as follows (in thousands, except share and per share amounts):

Three Months Ended September 30, 2014
Basic:
Net income attributable to Malibu Boats, Inc.	$1,380
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	14,723,265
Weighted-average participating restricted stock units convertible into Class A Common Stock	60,721
Basic weighted-average shares outstanding	14,783,986
Basic net income per share	$0.09

Diluted:
Net income attributable to Malibu Boats, Inc.	$1,380
Net income attributable to the non-controlling interest	618
Net income	1,998
Shares used in computing diluted net income per share:
Weighted-average Class A Common Stock	14,723,265
Weighted-average participating restricted stock units convertible into Class A Common Stock	60,721
Weighted-average non-controlling interest units convertible into Class A Common Stock	6,642,051
Diluted weighted-average shares outstanding [1]	21,426,037
Diluted net income per share	$0.09
1 The Company excluded 46,250 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2014, as these shares would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
10. Commitments and Contingencies

Repurchase Commitments

In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve and related statement of operations account accordingly. This potential loss reserve is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying consolidated statement of operations. No units were repurchased for the three months ended September 30, 2014 or September 30, 2013. The Company did not carry a reserve for repurchases as of September 30, 2014 or June 30, 2014, respectively.

Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at September 30, 2014 (unaudited) or June 30, 2014 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Legal Proceedings
On August 27, 2010, Pacific Coast Marine Windshields Ltd., or "PCMW," filed suit against the Company and certain third parties, including Marine Hardware, Inc., a third-party supplier of windshields to the Company, in the U.S. District Court for the Middle District of Florida seeking monetary and injunctive relief. PCMW was a significant supplier of windshields to the Company through 2008, when the Company sought an alternative vendor of windshields in response to defective product supplied by PCMW. PCMW’s amended complaint alleged, among other things, infringement of a design patent and two utility patents related to marine windshields, copyright infringement and misappropriation of trade secrets. The Company denied any liability arising from the causes of action alleged by PCMW and filed a counter claim alleging PCMW’s infringement of one of the Company's patents, conversion of two of the patents asserted against the Company, unfair competition and breach of contract. In December 2012, the court granted partial summary judgment in the Company's favor, holding that the Company did not infringe the design patent asserted against the Company. PCMW appealed the court’s decision and dismissed all remaining claims against the Company, other than the claims of copyright infringement and misappropriation of trade secrets. The court stayed the remaining matters pending resolution of PCMW’s appeal. On January 8, 2014, the Court of Appeals for the Federal Circuit Court reversed the decision granting summary judgment in the Company's favor regarding the design patent asserted against the Company, and the case was remanded to the district court. The appellate court’s decision did not affect any of the Company's other defenses to any of PCMW’s claims, including the design patent claim, nor did it affect any of the Company's claims against PCMW. The district court scheduled a hearing on June 3, 2014 for the pending summary judgment motions, and it subsequently entered an order denying those motions and confirming the previously-set trial date of September 22, 2014 on PCMW’s remaining claims for infringement of a design patent, copyright, and trade secret misappropriation and the Company’s claims against PCMW for declaratory relief, conversion, breach of warranty, and unfair competition. As part of the order dated August 22, 2014, denying the Company’s summary judgment motion, the district court ruled that if successful at trial in proving that the Company infringes the design patent, PCMW would be allowed to seek recovery of Malibu’s profits from the sale of the boats using the alleged infringing windshield, and not merely the profits from the windshield.  On September 29, 2014, the Company and other defendants entered into a Settlement Agreement (the “Settlement Agreement”) with PCMW and Darren Bach for the settlement of this litigation matter, Case No. 6:12-cv-00033-JA DAB, which had previously been consolidated with Case No. 6:10-cv-01285 JA DAB (collectively, the “Litigation Matter”), pending in the United States District Court for the Middle District of Florida (the "U.S. District Court").
Under the terms of the Settlement Agreement, the Company paid $20,000 in cash to PCMW on October 6, 2014, and the mutual releases of all past and present claims between the parties became effective. Further, PCMW and Darren Bach agreed not to sue the Company on then-existing intellectual property rights. The parties to the Settlement Agreement filed a Notice of Dismissal with Prejudice of the Litigation Matter, and the U.S. District Court entered the dismissal on October 14, 2014. The Company recorded a one-time charge of $20,000 in connection with the settlement in its 2014 fourth fiscal quarter ended June 30, 2014.
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

11. Subsequent Events

Acquisition of Australia Licensee
On October 23, 2014, Malibu Australia Acquisition Corp., a subsidiary of the Company, completed the acquisition of Malibu Boats Pty Ltd., Malibu’s Australian licensee manufacturer with exclusive distribution rights in Australia and New Zealand markets, for a purchase price of $16,212, consisting of $13,289 in cash and 170,889 shares of the Company's Class A Common Stock based on the average closing price of shares of the Class A Common Stock for the 20 trading days immediately prior to, but not including, the closing date of the acquisition (the “Scrip Consideration”). During a two year period following the completion of the acquisition, West may not transfer or dispose of 71.43% of the Scrip Consideration.
Upon the closing, Malibu Boats Pty Ltd. became a subsidiary of the Company and will be included in the Company's consolidated financial results. The purchase consideration will be allocated to assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. The final purchase price allocation is dependent on, among other things, the finalization of asset and liability valuations which have not been completed as of the date of this Quarterly Report. Any final adjustment will change the allocations of purchase price which will affect the fair value assigned to the assets and liabilities of Malibu Boats Pty Ltd.
In connection with the issuance of Class A common stock as part of the acquisition and in accordance with the terms of the LLC Agreement, the LLC issued 170,889 LLC Units to the Company, which amount equals the same number of shares of Class A Common Stock issued by the Company as Scrip Consideration for the acquisition.

Settlement Agreement with Pacific Coast Marine Windshields Ltd and Darren Bach
As previously disclosed, on September 15, 2014, the Company and other defendants to the Litigation Matter entered into a Memorandum of Understanding with the plaintiffs referenced below in connection with settlement of the Litigation Matter, subject to execution of a definitive settlement agreement. On September 29, 2014, the Company and other defendants to the Litigation Matter entered into the Settlement Agreement with plaintiffs, Pacific Coast Marine Windshields Ltd. and Darren Bach, for the settlement of litigation relating to, among other things, the intellectual property rights claimed by PCMW in certain windshields used by the Company, Case No. 6:12-cv-00033-JA DAB which had previously been consolidated with Case No. 6:10-cv-01285 JA DAB, pending in the United States District Court for the Middle District of Florida. The initial complaint for the Litigation Matter was filed on August 27, 2010 in the U.S. District Court.
On October 6, 2014, the Company paid $20,000 in cash in connection with its settlement of the Litigation Matter with PCMW and Darren Bach. Under the Settlement Agreement, both parties agreed to release each other from all past and present claims. Further, PCMW and Darren Bach agreed not to sue on now-existing intellectual property rights. A Notice of Dismissal was subsequently filed in the U.S. District Court on October 14, 2014 ending the Litigation Matter.

Amendment to Revolving Credit Facility and Borrowing Under the Credit Facility
On October 1, 2014, the Company’s indirect subsidiary, Malibu Boats, LLC, entered into the Third Amendment to Credit Agreement by and among Malibu Boats, LLC, as borrower, its parent, the LLC, and certain subsidiaries of the LLC party thereto, as guarantors, the lenders party thereto, and SunTrust Bank, as administrative agent, pursuant to which the Credit Agreement, dated as of July 16, 2013, as amended on January 3, 2014 and May 8, 2014, was amended to, among other things, (i) increase the aggregate revolving commitments thereof from $10,000 to $30,000 and (ii) reduce the maximum amount that Malibu Boats, LLC may request the lenders to increase the aggregate amount under the revolving credit facility and term loan facility in the future from an additional $30,000 to an additional $10,000.
On October 3, 2014, the Company borrowed $20,000 under its revolving credit facility and used it to pay for the settlement of our litigation with PCMW and a portion of the purchase price for the acquisition of the Australian licensee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, and the successful introduction of our new products, as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission (“SEC”) on September 25, 2014 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
We offer our boats for sale through an extensive network of independent dealers in North America and throughout the world. We offered our boats through an exclusive licensee in Australia that is one of the largest performance sport boat manufacturer in that country until October 23, 2014, when we acquired it and it became a subsidiary of the Company. Following the acquisition, Malibu Boats Pty Ltd.'s results will be included in the Company's consolidated financial results. See "Recent Developments” below for more information. Our boats are the exclusive performance sport boats offered by the majority of our dealers.
For the three months ended September 30, 2014, net sales increased 10.1%, while adjusted EBITDA and gross margin as a percentage of sales decreased 1.3% and 0.1%, respectively, compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, net income decreased 53.9%, compared to the three months ended September 30, 2013. The decrease in income was largely due to legal fees associated with litigation (see Note 10 to our condensed consolidated financial statements) and costs associated with our agreement to purchase our Australian licensee. For the definition of adjusted EBITDA and a reconciliation to net income, see “—GAAP Reconciliation of Non-GAAP Financial Measures.”
Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to (i) Malibu Boats Holdings, LLC, or the LLC, and its consolidated subsidiaries prior to the recapitalization transactions completed immediately prior to the closing of the IPO (the "Recapitalization") and the initial public offering of shares of Class A Common Stock, par value $0.01 per share ("Class A Common Stock") of Malibu Boats, Inc. (the "IPO"), and (ii) Malibu Boats, Inc. and its consolidated subsidiaries after the Recapitalization and IPO, which were completed on February 5, 2014.

Recent Developments
Acquisition of Australia Licensee
On October 23, 2014, we acquired all of the outstanding shares of Malibu Boats Pty Ltd., our exclusive licensee in Australia and New Zealand, from Xavier Stuart West. We paid approximately $16.2 million in cash and stock for all of the outstanding equity of our licensee. The purchase price was funded through $13.3 million in cash and we issued 170,889 shares of our Class A common stock for all of the outstanding equity of our licensee. In connection with the issuance of our Class A common stock, the LLC issued 170,889 units in the LLC (the "LLC Units") to the Company, which amount equals the number of shares of Class A common stock issued by us as part of the consideration for the acquisition.
Settlement of PCMW Litigation
On October 6, 2014, we paid $20.0 million in cash to Pacific Coast Marine Windshields Ltd., or PCMW, as part of the settlement agreement we entered into with PCMW regarding our outstanding litigation (the "Settlement Agreement"). For more information regarding the litigation matter and its settlement, refer to Note 10 to our condensed consolidated financial statements. As part of the settlement agreement, the mutual releases of all past and present claims between the parties to the litigation matter became effective. Further, PCMW and Darren Bach agreed not to sue us on then-existing intellectual property rights. The parties to the Settlement Agreement filed a Notice of Dismissal with Prejudice of the Litigation Matter, and the United States District Court for the Middle District of Florida entered the dismissal on October 14, 2014. We recorded a one-time charge of $20.0 million in connection with the settlement in our 2014 fourth fiscal quarter ended June 30, 2014.
Amendment to Revolving Credit Facility and Borrowing under Credit Facility
On October 1, 2014, our indirect subsidiary, Malibu Boats, LLC, amended its revolving credit facility to, among other things, (i) increase the aggregate revolving commitments thereof from $10.0 million to $30.0 million and (ii) reduce the maximum amount that Malibu Boats, LLC may request the lenders to increase the aggregate amount under the revolving credit facility and term loan facility in the future from an additional $30.0 million to an additional $10.0 million. The Company subsequently borrowed $20.0 million under the revolving credit facility and used it to pay for the settlement of our litigation with PCMW and a portion of the purchase price for the acquisition of the Australian licensee.
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2014, and we expect this trend to continue into fiscal 2015. According to Statistical Surveys, Inc., as of December 2013, domestic retail registrations of performance sport boats for 50 reporting states increased 11% over calendar year 2012. This followed domestic performance sport boat registration growth of approximately 13% in 2012 as compared to 2011. In an updated survey conducted by Statistical Survey, Inc., domestic retail registrations of performance sport boats for 48 reporting states increased 15% for the six month period ended June 30, 2014 compared to the same period in 2013. Strong retail demand continued to occur in the three months ending September 30, 2014 and we expect the favorable demand environment for our product to continue, with long-term prospects depending on the strength of the broader economic recovery.
Since 2008, we have increased our market share among manufacturers of performance sport boats annually due to new product development, redesigned models, and innovative features. For the 2015 model year which began on July 1, 2014, we redesigned the Wakesetter VLX and the Axis A22 models and enhanced our Wakesetter line with a new 12-inch touchscreen dash, an improved Power Wedge and an optional, all machined aluminum, G4 tower.
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
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the three months ended September 30, 2014, reflects a reported effective tax rate of 27.5%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC. Our effective tax rate also reflects the impact of state taxes and the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and acquisition costs.
Net Income Attributable to Non-controlling Interest
We have a 68.8% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.

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

	Three Months Ended September 30,
	2014		2013
	$	% Revenue	$	% Revenue
Net sales	47,659	100.0%	43,304	100.0%
Cost of sales	35,566	74.6%	32,283	74.5%
Gross profit	12,093	25.4%	11,021	25.5%
Operating expenses:
Selling and marketing	1,638	3.4%	1,432	3.3%
General and administrative	6,426	13.5%	1,955	4.5%
Amortization	724	1.5%	1,294	3.0%
Operating income	3,305	6.9%	6,340	14.7%
Other income (expense):
Other	—	—%	3	—%
Interest expense	(9)	—%	(1,164)	(2.7)%
Other expense	(9)	—%	(1,161)	(2.7)%
Net income before provision for income taxes	3,296	6.9%	5,179	12.0%
Provision for income taxes	907	1.9%	—	—%
Net income	2,389	5.0%	5,179	12.0%
Net income attributable to non-controlling interest	1,009	2.1%	5,179	12.0%
Net income attributable to Malibu Boats, Inc.	1,380	2.9%	—	—%

Unit Volumes	673		661
Net Sales per Unit	$70,815		$65,514
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Net Sales
Our net sales for the three months ended September 30, 2014 were $47.7 million, reflecting an increase of $4.4 million, or 10.1%, compared to the same period in 2013. Unit volume for the three months ended September 30, 2014 was 673 units, a 1.8% increase compared to the same period in 2013. The volume increase in the first quarter of fiscal 2015 was attributable to incremental production days as compared to the same period in fiscal 2014, which increased the number of units shipped and billed. Net sales per unit increased approximately 8.1% for the three months ended September 30, 2014 compared to the same period in 2013, primarily driven by increased sales prices on new model year boats and increased demand for optional features. Furthermore, non-boat related sales, comprising boat parts and accessories sales to our Australian licensee and our dealers and royalty income, increased 20.0% when compared to the same period in 2013.

Cost of Sales
Our cost of sales increased 10.2% to $35.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in cost of sales resulted primarily from the 1.8% increase in unit volume and higher material cost per unit, driven by increased material content per unit as a result of new features for model year 2015 and increased optional feature selections.
Gross Profit
For the three months ended September 30, 2014, our gross profit increased 9.7% to $12.1 million compared to the same period during 2013. Gross margin decreased slightly to 25.4% for the three months ended September 30, 2014 compared to the same period in 2013. The increase in gross profit resulted primarily from higher average selling prices, offset by lower margins on increased non-boat related sales, primarily to our Australian licensee.
Operating Expenses
Selling and marketing expense increased $0.2 million for the three month period ended September 30, 2014 compared to the three months ended September 30, 2013, due to increased marketing costs associated with increased sales volume and the timing of promotional efforts. General and administrative expenses for the three months ended September 30, 2014, were $4.5 million higher compared to the three months ended September 30, 2013, due to increased legal fees of $2.5 million associated with the PCMW and Nautique litigations. See "Recent Developments" above and Note 10 to our condensed consolidated financial statements for additional information. The remainder of the increase in general and administrative expenses was due, in part, to increased stock compensation costs of $0.5 million and $0.4 million in expenses related to the acquisition of our Australian licensee, as well as incremental charges associated with being a public company which we did not have for the three months ended September 30, 2013. These charges were collectively approximately $0.9 million and primarily included additional fees for audit, tax, investor relations, and directors and officers insurance.
Other Expense, Net
Interest expense decreased $1.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We repaid our $65.0 million term loan in full with the proceeds of our IPO in February 2014 and we had no borrowings outstanding under the current credit facility for the three month period ending September 30, 2014.
Provision for Income Taxes
Our provision for income taxes was $0.9 million for the three months ended September 30, 2014 reflecting a reported effective tax rate of 27.5%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income. Our effective tax rate also reflects the impact of state taxes and the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and acquisition costs. There was no provision for income taxes for the three months ended September 30, 2013 because the LLC was a pass-through entity for federal purposes and, therefore, was not subject to income taxes.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us. The other members of the LLC held a non-controlling interest in the LLC of 31.2% following closing of our follow-on equity offering on July 15, 2014 through September 30, 2014. The amount of non-controlling interest is computed by multiplying pre-tax income during this period by the percentage ownership in the LLC not directly attributable to us, or 31.2%. All of the pre-tax income for the three months ended September 30, 2013 was attributed to the non-controlling interest.

GAAP Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring and non-operating expenses, including management fees and expenses, certain professional fees, acquisition related expenses, non-cash compensation expense and offering related expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA Margin are not measures of net income as determined by accounting principles generally accepted in the United States ("GAAP"). Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring and non-operating expenses. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated (dollars in thousands, except for percentages):

	Three Months Ended September 30,
	2014	2013
Net income	$2,389	$5,179
Provision for income taxes	907	—
Interest expense	9	1,164
Depreciation	543	296
Amortization	724	1,294
Management fees and expenses [1]	—	22
Professional fees [2]	2,551	169
Acquisition related expenses [3]	397	—
Stock based compensation expense [4]	487	32
Offering related expenses [5]	44	—
Adjusted EBITDA	$8,051	$8,156
Adjusted EBITDA Margin	16.9%	18.8%

(1)	Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of our IPO.
(2)
Represents legal and advisory fees related to our litigation with Pacific Coast Marine Windshields Ltd. and Nautique Boat Company, Inc. For more information about the legal proceedings, refer to Note 10 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)	Represents legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty Ltd. completed on October 23, 2014.
(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 8 to our condensed consolidated financial statements.

(5)	Represents legal, accounting and other expenses directly related to our follow-on offering that closed on July 15, 2014.

Adjusted Fully Distributed Net Income
We define Adjusted Fully Distributed Net Income as net income attributable to Malibu (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income before income taxes (assuming no income attributable to non-controlling interests) at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Malibu Boats, Inc, before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
We use Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone.
We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items, and eliminates the variability of non-controlling interest as a result of member owner exchanges of LLC Units into shares of Class A Common Stock.
In addition, because Adjusted Fully Distributed Net Income are susceptible to varying calculations, the Adjusted Fully Distributed Net Income measures, as presented in this Quarterly Report, may differ from and may, therefore, not be comparable to similarly titled measures used by other companies.
The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Three Months Ended September 30,
	2014	2013

Net income attributable to Malibu Boats, Inc.	$1,380	$—
Provision for income taxes	907	—
Management fees and expenses [1]	—	22
Professional fees [2]	2,551	169
Acquisition related expenses [3]	397	—
Stock based compensation expense [4]	487	32
Offering related expenses [5]	44	—
Net income attributable to non-controlling interest [6]	1,009	5,179
Fully distributed net income before income taxes	6,775	5,402
Income tax expense on fully distributed income before income taxes [7]	2,439	1,945
Adjusted Fully Distributed net income	$4,336	$3,457

Adjusted Fully Distributed Net Income per share of Class A Common Stock [8]:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [9]:
Basic	22,502,031	22,502,031
Diluted	22,502,031	22,502,031

(1)	Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of our IPO.
(2)
Represents legal and advisory fees related to our litigation with Pacific Coast Marine Windshields Ltd. and Nautique Boat Company, Inc. For more information about the legal proceedings, refer to Note 10 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)	Represents legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty Ltd. completed on October 23, 2014.
(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 8 to our condensed consolidated financial statements.

(5)	Represents legal, accounting and other expenses directly related to our follow-on offering that closed on July 15, 2014.
(6)
Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock. Earnings prior and up to our IPO on February 5, 2014 were entirely allocable to members of the
LLC, as such we updated our historical presentation to attribute these earnings to the non-controlling interest LLC Unit holders.

(7)
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

(8)	Adjusted fully distributed net income divided by the shares of Class A Common Stock outstanding in (9) below.
(9)
Shares of Class A Common Stock represents (i) the 15,436,944 shares of Class A Common Stock outstanding as of September 30, 2014, plus (ii) the 7,001,844 remaining LLC Units not held by the Company as of September 30, 2014 as if they were exchanged on a one-for-one basis for the Company's Class A Common Stock, plus (iii) the 63,243 fully vested stock units outstanding as of September 30, 2014 granted to directors for their services. For September 30, 2013, the Company assumed the same number of shares of Class A Common Stock shares outstanding as of September 30, 2014.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Total cash provided by (used in):
Operating activities	$8,097	$7,740
Investment activities	(1,465)	(878)
Financing activities	(995)	(18,122)
Increase (decrease) in cash	$5,637	$(11,260)

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Operating Activities
Net cash from operating activities was $8.1 million for the three months ended September 30, 2014 compared to $7.7 million for the same period in 2013, an increase of $0.4 million. The increase in cash from operating activities was primarily due to a decrease of $3.0 million in cash payments to suppliers for purchase of raw material and other supplies used in the manufacturing process, resulting in higher accounts payable as of September 30, 2014 compared to September 30, 2013. This was offset by an increase in cash paid for operating expenses of $2.3 million primarily attributable to legal fees related to pending litigation with PCMW and Nautique and acquisition costs related to the acquisition of our Australian licensee. Additionally, cash receipts from boat sales to our dealer network decreased $0.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to timing of collections.
Investing Activities
Net cash used for investing activities was $1.5 million for the three months ended September 30, 2014 compared to $0.9 million for the same period in 2013, an increase of $0.6 million. Our cash used for investing activities for the three months ended September 30, 2013 and September 30, 2014 primarily related to investments in new property and equipment, including boat molds, a mezzanine addition to our main facility, and construction of a warehouse and loading facility at our Loudon, Tennessee plant.

Financing Activities
Net cash used for financing activities was $1.0 million for the three months ended September 30, 2014 compared to $18.1 million for the three months ended September 30, 2013, a decrease of $17.1 million. During July 2013, we refinanced our term note for $65.0 million. The proceeds from our new term loan not used to repay our former term loan were used to pay distributions to holders of the LLC Units. In connection with the refinancing, we paid $1.0 million for financing fees directly attributable to obtaining the term loan. For the three months ended September 30, 2014, we paid distributions to the holders of LLC Units of $0.1 million. We also completed a follow-on equity offering in July 2014, in which we received net proceeds of $76.8 million, all of which proceeds were used to purchase LLC Units directly from existing holders of LLC Units. We paid costs of $0.9 million which were directly attributable to the successful completion of the follow-on offering.
Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower, has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank. Borrowings under the credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% or (ii) the Adjusted LIBOR Rate, in each case plus the applicable margin, as defined in our credit agreement. The obligations of Malibu Boats LLC under the credit agreement are currently guaranteed by its parent, Malibu Boats Holdings, LLC, and its subsidiary, Malibu Boats Domestic International Sales Corp. Malibu Boats, Inc. is not a party to the credit agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The credit agreement includes the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $10 million due on or before July 16, 2018. As of September 30, 2014, no amounts were outstanding under the revolving credit facility. We increased the borrowing availability under the revolving credit facility from $10.0 million to $30.0 million in connection with an amendment to the facility in October 2014.

•
Swingline Credit Facility. Malibu Boats, LLC has a swingline line of credit from SunTrust Bank in the principal amount of up to $2 million due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of September 30, 2014, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $3 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of September 30, 2014, no drawn and unreimbursed amounts were outstanding under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $65 million due on or before July 16, 2018. The term loan was paid in full with the proceeds from our IPO in February 2014, and as of September 30, 2014, no amounts were outstanding under the term loan.

Subject to the terms of the credit agreement, we have the option to request our lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $10 million; however, our lenders are not obligated to do so.
The credit agreement permits prepayment without any penalties. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as pending or threatened labor disputes, litigation or judgments over a certain amount. The credit agreement requires compliance with certain financial covenants that we believe are customary for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement also contains certain restrictive covenants, which, among other things, place limits on our activities and those of our subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The credit agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, after June 30, 2014, the LLC may make dividends and distributions of up to $4.0 million in any fiscal year, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement. As of September 30, 2014, we were in compliance with all covenants in the credit agreement and security agreement.
Future Liquidity Needs
Management believes that our existing cash, borrowing capacity under our revolving credit facility and cash flows from operations will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations. Factors impacting our cash flow from operations include, but are not limited to, our growth rate and the timing and extent of operating expenses. After taking effect for the October 2014 increase in our revolving line of credit, we do not expect additional financing will be required.
Capital Resources
Management expects our capital expenditures for fiscal year 2015 to be lower than fiscal year 2014 capital expenditures because we completed the expansion of our warehouse and loading facility in the first quarter of fiscal 2015. Capital expenditures for the balance of fiscal year 2015 are expected to consist primarily of routine capital investments including new tooling and expenditures to increase production capacity to accommodate future growth and an expansion of our Tennessee facility.
Contractual Obligations and Commitments
On October 3, 2014 we borrowed $20.0 million under our revolving credit facility described above and used it to pay for the settlement of our litigation with PCMW discussed in Note 10 to our condensed consolidated financial statements and a portion of the purchase price for the acquisition of our Australian licensee discussed in Note 11.
Off Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 10 of our condensed consolidated financial statements for further information on repurchase commitments.
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
Critical Accounting Policies
As of September 30, 2014, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in the Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed therein.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 10 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2014, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 23, 2014, in connection with the completion of the Company's acquisition of Malibu Boats Pty Ltd., the Company issued 170,889 shares of Class A Common Stock to Xavier Stuart West comprising part of the consideration for the acquisition. The issuance of Class A Common Stock in the Acquisition was not registered under the Securities Act of 1933, as amended (the “Securities Act”). These shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Regulation S and Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6.    Exhibits
The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
2.1	Share Sale Agreement, dated October 2, 2014 among Malibu Australian Acquisition Corp., Malibu Boats, Inc., Xavier Stuart West and Malibu Boats Pty Ltd. [1]
3.1	Certificate of Incorporation of Malibu Boats, Inc. [2]
3.2	Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [2]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Form of Class A Common Stock Certificate [2]
4.2	Form of Class B Common Stock Certificate [2]
4.3	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings LLC [3]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Other Members of Malibu Boats Holdings, LLC [3]
4.5	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
4.6	Registration Rights Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC and Affiliates of Black Canyon Capital LLC [3]
4.6.1	First Amendment, dated as of June 27, 2014, to the Registration Rights Agreement by and among Malibu Boats, Inc., Black Canyon Management LLC and Affiliates of Black Canyon Capital LLC [5]
4.7	Voting Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Black Canyon Management LLC, Jack D. Springer, Wayne R. Wilson and Ritchie L. Anderson [3]
10.1
Settlement Agreement dated September 29, 2014, by and among Malibu Boats, Inc., Marine Hardware, Inc., Tressmark, Inc. d/b/a Liquid Sports Marine, MH Window, LLC, John F. Pugh, Pacific Coast Marine Windshields Ltd. and Darren Bach. [1]

10.2
Third Amendment to Credit Agreement, dated October 1, 2014, by and among, Malibu Boats, LLC, Malibu Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender. [1]

31.1
Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on October 3, 2014.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2014	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)