Form 10-Q
period 2014-12-31
Malibu Boats, Inc.
filed 2015-02-09
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of February 5, 2015:	15,608,650	shares
Class B Common Stock, par value $0.01, outstanding as of February 5, 2015:	43	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	$55,484	$43,938	$103,143	$87,242
Cost of sales	41,320	32,242	76,886	64,525
Gross profit	14,164	11,696	26,257	22,717
Operating expenses:
Selling and marketing	2,031	1,510	3,669	2,942
General and administrative	4,540	3,068	10,966	5,023
Amortization	595	1,295	1,319	2,589
Operating income	6,998	5,823	10,303	12,163
Other income (expense):
Other	—	6	—	9
Interest expense	(147)	(609)	(156)	(1,773)
Other expense	(147)	(603)	(156)	(1,764)
Net income before provision for income taxes	6,851	5,220	10,147	10,399
Provision for income taxes	1,275	—	2,182	—
Net income	$5,576	$5,220	$7,965	$10,399
Net income attributable to non-controlling interest	2,312	5,220	3,322	10,399
Net income attributable to Malibu Boats, Inc.	$3,264	$—	$4,643	$—

Comprehensive income:
Net income	$5,576	$5,220	$7,965	$10,399
Other comprehensive income:
Change in cumulative translation adjustment	(1,161)	—	(1,161)	—
Other comprehensive loss	(1,161)	—	(1,161)	—
Comprehensive income	4,415	5,220	6,804	10,399
Less: comprehensive income attributable to non-controlling interest	$1,367	$5,220	$2,118	$10,399
Comprehensive income attributable to Malibu Boats, Inc.	$3,048	$—	$4,686	$—

Weighted average shares outstanding used in computing net income per share:
Basic	15,536,840		15,160,413
Diluted	15,628,390		15,206,188
Net income available to Class A Common Stock per share:
Basic	$0.21		$0.31
Diluted	$0.21		$0.31

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Current assets
Cash	$12,048	$12,173
Trade receivables, net	7,603	6,475
Inventories, net	21,403	12,890
Deferred tax asset	715	500
Prepaid expenses	1,528	2,272
Total current assets	43,297	34,310
Property and equipment, net	13,754	10,963
Goodwill	13,201	5,718
Other intangible assets, net	15,284	12,358
Debt issuance costs, net	63	—
Deferred tax asset	57,351	21,452
Other assets	106	—
Total assets	$143,056	$84,801
Liabilities
Current liabilities
Accounts payable	16,896	7,161
Accrued expenses	14,354	32,684
Income taxes and tax distribution payable	1,068	2,121
Deferred tax liabilities	—	995
Total current liabilities	32,318	42,961
Deferred tax liabilities	1,247	—
Payable pursuant to tax receivable agreement	47,664	13,636
Long-term debt	20,000	—
Other long-term liabilities	255	134
Total liabilities	101,484	56,731
Commitments and contingencies (See Note 12)
Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 15,608,650 shares issued and outstanding as of December 31, 2014; 100,000,000 shares authorized; 11,064,201 issued and outstanding as of June 30, 2014	155	110
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 43 shares issued and outstanding as of December 31, 2014; 25,000,000 shares authorized; 44 issued and outstanding as of June 30, 2014	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and June 30, 2014	—	—
Additional paid in capital	31,175	23,835
Accumulated other comprehensive loss	(1,161)	—
Accumulated deficit	(33)	(4,676)
Total stockholders' equity attributable to Malibu Boats, Inc.	30,136	19,269
Non-controlling interest	$11,436	$8,801
Total stockholders’ equity	$41,572	$28,070
Total liabilities and equity	$143,056	$84,801
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	11,064	$110	44	$—	$23,835	$8,801	$(4,676)	$—	$28,070
Net income						3,322	4,643		7,965
Issuance of Class A Common Stock for public offering, net of underwriting discounts	4,371	43			76,793				76,836
Purchase of units from existing LLC Unit holders					(76,836)				(76,836)
Stock based compensation					817				817
Issuances of equity for services	2				127				127
Cancellation of Class B Common Stock			(1)						—
Capitalized offering costs					(899)				(899)
Increase in payable pursuant to the tax receivable agreement					(34,028)				(34,028)
Increase in deferred tax asset from step-up in tax basis					38,499				38,499
Distributions to LLC Unit holders					(55)	(687)			(742)
Issuance of Class A Common Stock for acquisition	171	2			2,922				2,924
Foreign currency translation adjustment								(1,161)	(1,161)
Balance at December 31, 2014	15,608	$155	43	$—	$31,175	$11,436	$(33)	$(1,161)	$41,572

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2014	2013
Operating activities:
Net income	$7,965	$10,399
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash compensation expense	817	64
Depreciation	1,169	682
Amortization of intangible assets	1,319	2,589
Gain on sale-leaseback transaction	(8)	(5)
Amortization of deferred financing costs	6	633
Change in fair value of derivative	—	(7)
Deferred income taxes	2,378	—
Litigation settlement	(20,000)	—
Change in operating assets and liabilities:
Trade receivable	(258)	4,959
Inventories	(3,675)	(4,353)
Prepaid expenses and other assets	843	(1,027)
Accounts payable	7,411	(1,656)
Accrued expenses and other liabilities	(2,364)	1,008
Net cash (used in) provided by operating activities	(4,397)	13,286
Investing activities:
Purchases of property and equipment	(2,852)	(2,280)
Payment for acquisition, net of cash acquired	(11,663)	—
Net cash used in investing activities	(14,515)	(2,280)
Financing activities:
Principal payments on long-term borrowings	—	(25,179)
Proceeds from long-term borrowings	20,000	65,000
Payment of deferred financing costs	(64)	(1,017)
Proceeds from issuance of Class A Common Stock in public offering, net of underwriting discounts	76,836	—
Purchase of units from existing LLC Unit holders	(76,836)	—
Payments of costs directly associated with public offering	(899)	—
Distributions to LLC Unit holders	(308)	(61,236)
Net cash provided by (used in) financing activities	18,729	(22,432)
Effect of exchange rate changes on cash	58	—
Changes in cash	(125)	(11,426)
Cash—Beginning of period	12,173	15,957
Cash—End of period	$12,048	$4,531

Supplemental cash flow information:
Cash paid for interest	$33	$1,142
Cash paid for income taxes	314	—
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	38,499	—
Establishment of amounts payable under tax receivable agreements	34,028	—
Equity issued as consideration for acquisition	2,924	—
Tax distributions payable to non-controlling LLC Unit holders	434	—
Equity issued to directors for services	127	—
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
On October 23, 2014, Malibu Australian Acquisition Corp., an indirect subsidiary of the Company, completed the acquisition of all outstanding shares of Malibu Boats Pty. Ltd. (the "Licensee"), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result, the Company consolidates the financial position and results of operations of the Licensee from the closing date of the transaction and such consolidation has been reflected in the accompanying unaudited interim condensed consolidated financials statements and notes thereto for the period ended December 31, 2014. Refer to Note 3 related to the Company's acquisition of the Licensee.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2014 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at December 31, 2014 and the results of its operations and the cash flows for the three and six month periods ended December 31, 2014 and December 31, 2013. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2015. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Significant Accounting Policies and Estimates
Foreign Currency Translation
The functional currency for the Company's consolidated foreign subsidiary is the applicable local currency. The assets and liabilities are translated at the foreign exchange rate in effect at the applicable reporting date, and the condensed consolidated statements of operations and comprehensive income and cash flows are translated at the average exchange rate in effect during the applicable period. Exchange rate fluctuations on translating the foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are reflected as a component of "Accumulated other comprehensive loss," in the stockholders' equity section of the accompanying condensed consolidated balance sheets and periodic changes are included in comprehensive income.
Comprehensive Income
Components of comprehensive income include net income and foreign currency translation adjustments, net of tax. The Company has chosen to disclose comprehensive income in a single continuous statement of operations and comprehensive income.
Segment Reporting
The Company reports its operations under two reportable segments called the U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
There have been no material changes to the Company's significant accounting policies and estimates from those that are disclosed above relating to the acquisition of its foreign subsidiary or those which were included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.
Recent Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-17, Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An entity that elects the option to pushdown accounting shall apply the applicable disclosure requirements in ASC 805, Business Combinations. The new standard is effective November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or its most recent change-in-control event. The Company adopted this standard in accounting for the recent acquisition of its Australian subsidiary. See Note 3 for more information.
2. Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of December 31, 2014		As of June 30, 2014
	Shares	Ownership %	Shares	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	7,001,844	31.0%	11,373,737	50.7%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	15,608,650	69.0%	11,064,201	49.3%
	22,610,494	100.0%	22,437,938	100.0%
The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2014	$8,801
Allocation of income to non-controlling LLC Unit holders for period	3,322
Distributions paid and payable to non-controlling LLC Unit holders for period	(687)
Balance of non-controlling interest as of December 31, 2014	$11,436
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the “LLC Agreement”), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock.  During the six month period ended December 31, 2014, the LLC issued a total of 172,556 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services and to the former owner of Malibu Boats Pty. Ltd. as equity consideration for the acquisition of the Australian licensee.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. Tax distributions paid and payable to non-controlling LLC Unit holders for the six months ending December 31, 2014 were $253 and $434, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Acquisition
On October 23, 2014, the Company acquired all of the outstanding shares of Malibu Boats Pty Ltd., the Company's exclusive licensee in Australia since 1995. The Licensee had the exclusive right to manufacture and distribute Malibu and Axis products and spare parts in Australia and New Zealand. The acquisition provides direct control of the Company's brand worldwide and provides it with a strong footprint for future growth internationally in Asia. The aggregate purchase price for the transaction was $16.2 million, consisting of $13.3 million in cash and $2.9 million in equity equal to 170,889 shares of the Company's Class A Common Stock. Under the share sale agreement, the number of shares issued was based on the average closing price of shares of the Class A Common Stock for the 20 days immediately prior to, but not including, the closing date of the acquisition. Of the consideration paid in stock, 71.43% is restricted from sale for a period of 2 years from the acquisition date. The Company funded a portion of the purchase price payable in cash with additional borrowings under its revolving credit facility. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
The total consideration given to the former owner of the Licensee has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of October 23, 2014. The preliminary measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects to continue to obtain information to assist it in determining the fair values of the assets acquired and liabilities assumed at the acquisition date during the third quarter of fiscal 2015. Accordingly, the following table summarizes the preliminary purchase price allocation for the acquisition of the Licensee:

Consideration:
Cash consideration paid	$13,305
Equity consideration paid	2,924
Fair value of total consideration transferred	$16,229

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$1,642
Accounts receivable	878
Inventories	5,023
Other current assets	195
Net property, plant, and equipment	1,191
Identifiable intangible assets	4,558
Other assets	45
Current liabilities	(3,908)
Deferred tax liabilities	(1,407)
Other liabilities	$(34)
Preliminary estimate of the fair value of assets acquired and liabilities assumed	$8,183
Goodwill	8,046
Total purchase price	$16,229
The preliminary fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Preliminary Estimates of Fair Value	Useful Life
Reacquired franchise rights	$1,579	5
Dealer relationships	2,808	15
Non-compete agreement	61	10
Backlog	110	0.3
Total	$4,558
The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The fair value of the identifiable intangible assets were determined based on the following approaches:
Reacquired Franchise Rights - The reacquired franchise rights intangible asset represents the preliminary value assigned to the remainder of the contractual term of the Licensee's exclusive manufacturing and distributors agreement with the Company and was determined using the multi-period excess earnings method under the income approach. No gain or loss was recognized on the reacquisition of the Company's franchise rights.
Dealer Relationships - The value associated with the Licensee's dealer relationships is attributed to its long standing dealer distribution network. The preliminary estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer relationships through the application of the distributor method under the multi-period excess earnings approach.
Non-compete - As part of the acquisition, the Licensee entered into a ten-year non-compete agreement with its former owner. The preliminary fair value of the non-compete agreement was determined using the with or without method under the income approach which discounted future cash flows attributable to unfavorable impact of the agreement had it not been in place.
Backlog - Backlog relates to the value of orders not yet shipped by Licensee at the acquisition date, and the preliminary fair values were based on an excess earnings approach associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.
The fair value of these intangible assets are being amortized using a straight-line method to general and administrative expenses over their estimated useful lives. Goodwill of $8,046 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition, such as assembled workforce, and was allocated to the Company’s Australian operating segment. None of the goodwill is expected to be deductible for income tax purposes.
Acquisition-related costs of $723 were expensed by the Company in the periods prior to the acquisition of Malibu Boats Pty Ltd., and are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income. Net sales of $4,356 and a net loss of $482 attributable to the Licensee are included in the condensed consolidated statements of operations and comprehensive income for the period from the acquisition date through December 31, 2014.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the three and six months ended December 31, 2014 and 2013 assume that the acquisition of Licensee had occurred as of July 1, 2013. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014 or of the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	$60,590	$47,682	$128,841	$95,289
Net income	5,507	5,223	11,075	10,194
Net income attributable to Malibu Boats, Inc.	3,220	—	7,465	—
Basic earnings per share	$0.21	$—	$0.49	$—
Diluted earnings per share	$0.21	$—	$0.49	$—
4. Inventories
Inventories, net consisted of the following:

	As of December 31, 2014	As of June 30, 2014
Raw materials	$16,567	$9,786
Work in progress	2,098	1,428
Finished goods	3,646	2,440
Inventory obsolescence reserve	(908)	(764)
Inventories, net	$21,403	$12,890

5. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31, 2014	As of June 30, 2014
Land	$254	$254
Leasehold improvements	4,157	2,039
Machinery and equipment	14,055	11,257
Furniture and fixtures	2,154	1,544
Construction in process	1,420	2,987
	22,040	18,081
Less accumulated depreciation	(8,286)	(7,118)
Property and equipment, net	$13,754	$10,963
Depreciation expense was $626 and $387 for the three months ended December 31, 2014 and December 31, 2013 and $1,169 and $682 for the six months ended December 31, 2014 and December 31, 2013, respectively, substantially all of which was recorded in cost of goods sold.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2014 were as follows:

Goodwill as of June 30, 2014	$5,718
Addition related to acquisition of Malibu Boats Pty. Ltd.	8,046
Effect of foreign currency changes on goodwill	(563)
Goodwill as of December 31, 2014	$13,201
The components of other intangible assets were as follows:

	December 31, 2014	June 30, 2014	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,469	$—	5	4.8
Dealer relationships	30,002	27,392	8-15	14.8
Patent	1,386	1,386	12	3.6
Trade name	24,567	24,567	15	6.6
Non-compete agreement	57	—	10	9.8
Backlog	102	—	0.3	0.1
Total	57,583	53,345
Less: Accumulated amortization	(42,299)	(40,987)
Total other intangible assets, net	$15,284	$12,358
As a part of the acquisition of Malibu Boats Pty. Ltd., the Company acquired certain identifiable intangible assets including reacquired franchise rights, dealer relationships, a non-compete agreement, and backlog. At the acquisition date of October 23, 2014, the fair value of these intangibles assets were $4,558. Refer to Note 3 for more information on the acquisition of Malibu Boats Pty. Ltd.
Amortization expense recognized on all amortizable intangibles was $595 and $1,295 for the three months ended December 31, 2014 and December 31, 2013 and $1,319 and $2,589 for the six months December 31, 2014 and December 31, 2013, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2015	$1,157
2016	2,226
2017	2,226
2018	2,226
2019	2,120
Thereafter	5,329
$15,284
7. Product Warranties
The Company provides a limited warranty for a period of up to three years for its Malibu brand boats and 2 years for its Axis products. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities by brand on a quarterly basis and adjusts the amounts as necessary. The Company utilizes historical trends and analytical tools to assist in determining the appropriate warranty liability.
Changes in the Company’s product warranty liability were as follows:

	As of December 31, 2014	As of June 30, 2014
Beginning balance	$6,164	$5,658
Add: Additions to warranty provision	1,486	2,907
Additions for Australian acquisition	308	—
Less: Warranty claims paid	(1,333)	(2,401)
Ending balance	$6,625	$6,164
8. Financing
Outstanding debt consisted of the following:

	As of December 31, 2014	As of June 30, 2014
Long-term debt
Revolving credit facility	$20,000	$—
	20,000	—
Less current maturities	—	—
Total debt less current maturities	$20,000	$—
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
On October 1, 2014, Malibu Boats, LLC amended its Credit Agreement to increase the borrowing availability under the revolving credit facility from $10,000 to $30,000 and reduce the maximum amount that may be requested under the revolving credit facility and term loan facility in the future from an additional $30,000 to an additional $10,000. The prior $65,000 term loan under the Credit Agreement was repaid in full with the proceeds of the IPO. Borrowings under the revolving credit facility bear interest at Malibu Boats, LLC’s option of Bank Prime or London Interbank Offered Rate (“LIBOR”) plus the applicable margin which ranges from 1.50% to 2.25% for base rate loans or 2.50% to 3.25% for LIBOR rate loans, in each case, depending on the Company's leverage ratio, as defined in the Credit Agreement. Malibu Boats, LLC also has a swingline line of credit from SunTrust Bank in the principal amount of up to $2,000 due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2014, there was no outstanding balance under the swingline facility.
Under the Credit Agreement, Malibu Boats, LLC has the ability to issue letters of credit up to $3,000, none of which was outstanding as of December 31, 2014. This letter of credit availability may be reduced by borrowings under the revolving credit facility. Malibu Boats, LLC’s access to these letters of credit expires July 16, 2018 with the expiration of access to the revolving commitment.
The Credit Agreement permits prepayment without any penalties. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as pending or threatened labor disputes, litigation or judgments over a certain amount. The Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC’s activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Credit Agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the Tax Receivable Agreement (as defined in Note 9), payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, after June 30, 2014, the LLC may make dividends and distributions of up to $4,000 in any fiscal year, subject to compliance with other financial covenants. The Credit Agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the Credit Agreement.
9. Income Taxes and Tax Receivable Agreement
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2014, the Company had recorded no valuation allowances against deferred tax assets.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The Company’s effective tax rate was 21.5% for the six months ended December 31, 2014. The principal differences in the Company's effective tax rate and the statutory federal income tax rate of 35% relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and the impact of an out-of-period state deferred tax adjustment of $844 primarily associated with benefits recognized for the Tennessee jobs tax credit identified and recorded in the second quarter of fiscal 2015. The out-of-period state deferred tax adjustment is reflected as a reduction of the Company's provision for income taxes in the current period. The Company believes the out-of-period tax adjustment is not material to fiscal 2015 or previously issued financial statements. The Company's effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible acquisition costs.
The Company recorded $1,479 of net deferred tax liabilities in connection with the acquisition of Malibu Boats Pty Ltd. This net deferred tax liability represents the tax effects of fair value adjustments that were recorded with no corresponding adjustment to the tax basis of underlying assets and liabilities as the transaction was non-taxable.

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
As of December 31, 2014, the Company had recorded deferred tax assets of $56,802 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC. The aggregate tax receivable agreement liabilities were $47,664 representing 85% of the tax savings that the Company will receive in connection with the anticipated Section 754 election. No amounts are currently due under the tax receivable agreement.
10. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Malibu Boats, Inc. Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2014, 1,588,056 shares remain available for future issuance under the Incentive Plan.
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
Stock compensation expense attributable to the Company's equity awards was $330 and $817 for the three and six months ended December 31, 2014, respectively, and $32 and $64 for the three and six months ended December 31, 2013, respectively. Stock compensation expense attributed to equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's condensed consolidated statement of operations and comprehensive income. The cash flow effects resulting from restricted unit awards were reflected as noncash operating activities. For the three and six month period December 31, 2014, the Company recognized $30 in forfeitures attributed to equity awards issued under the Incentive Plan. As of December 31, 2014 and June 30, 2014, unrecognized compensation cost related to nonvested, share-based compensation was $2,668 and $3,515, respectively. As of December 31, 2014, the weighted average years outstanding for unvested awards under the Incentive Plan and under the previously existing LLC Agreement were 3.5 and 1.7 years, respectively.
11. Net Earnings Per Share
Basic net earnings per share of Class A Common Stock is computed by dividing net earnings attributable to the Company's earnings by the weighted average number of shares of Class A Common Stock outstanding during the period. The weighted average number of shares of Class A Common Stock outstanding used in computing basic net earnings per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common stockholders through receipt of additional units of equivalent value to the dividends paid to Class A Common stockholders.
Diluted net earnings per share of Class A Common Stock is computed similarly to basic net earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents is calculated using the treasury stock method. The portion of consideration paid in Class A Common Stock related to the acquisition of Malibu Boats Pty. Ltd. that is subject to a time-based restriction is also included in the denominator.
All earnings prior to and up to February 5, 2014, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Basic and diluted net earnings per share of Class A Common Stock for the three and six months ended December 31, 2014 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Basic:
Net income attributable to Malibu Boats, Inc.	$3,264	$4,643
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	15,473,570	15,098,418
Weighted-average participating restricted stock units convertible into Class A Common Stock	63,270	61,995
Basic weighted-average shares outstanding	15,536,840	15,160,413
Basic net income per share	$0.21	$0.31

Diluted:
Net income attributable to Malibu Boats, Inc.	$3,264	$4,643
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	15,536,840	15,160,413
Weighted-average restricted shares issued for acquisition	91,550	45,775
Diluted weighted-average shares outstanding [1]	15,628,390	15,206,188
Diluted net income per share	$0.21	$0.31
1 The Company excluded 7,046,594 potentially dilutive shares from the calculation of diluted net income per share for the three and six months ended December 31, 2014, as these shares would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
12. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions for sales generated from both the U.S. and Australia operating segments. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve and related statement of operations account accordingly. This potential loss reserve is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying consolidated statement of operations and comprehensive income. No units were repurchased for the six months ended December 31, 2014 or December 31, 2013. The Company did not carry a reserve for repurchases as of December 31, 2014 or June 30, 2014, respectively.
Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at December 31, 2014 (unaudited) or June 30, 2014 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On August 27, 2010, Pacific Coast Marine Windshields Ltd., or "PCMW," filed suit against the Company and certain third parties, including Marine Hardware, Inc., a third-party supplier of windshields to the Company, in the U.S. District Court for the Middle District of Florida seeking monetary and injunctive relief. PCMW was a significant supplier of windshields to the Company through 2008, when the Company sought an alternative vendor of windshields in response to defective product supplied by PCMW. PCMW’s amended complaint alleged, among other things, infringement of a design patent and two utility patents related to marine windshields, copyright infringement and misappropriation of trade secrets. The Company denied any liability arising from the causes of action alleged by PCMW and filed a counter claim alleging PCMW’s infringement of one of the Company's patents, conversion of two of the patents asserted against the Company, unfair competition and breach of contract. In December 2012, the court granted partial summary judgment in the Company's favor, holding that the Company did not infringe the design patent asserted against the Company. PCMW appealed the court’s decision and dismissed all remaining claims against the Company, other than the claims of copyright infringement and misappropriation of trade secrets. The court stayed the remaining matters pending resolution of PCMW’s appeal. On January 8, 2014, the Court of Appeals for the Federal Circuit Court reversed the decision granting summary judgment in the Company's favor regarding the design patent asserted against the Company, and the case was remanded to the district court. The appellate court’s decision did not affect any of the Company's other defenses to any of PCMW’s claims, including the design patent claim, nor did it affect any of the Company's claims against PCMW. The district court scheduled a hearing on June 3, 2014 for the pending summary judgment motions, and it subsequently entered an order denying those motions and confirming the previously-set trial date of September 22, 2014 on PCMW’s remaining claims for infringement of a design patent, copyright, and trade secret misappropriation and the Company’s claims against PCMW for declaratory relief, conversion, breach of warranty, and unfair competition. As part of the order dated August 22, 2014, denying the Company’s summary judgment motion, the district court ruled that if successful at trial in proving that the Company infringes the design patent, PCMW would be allowed to seek recovery of Malibu’s profits from the sale of the boats using the alleged infringing windshield, and not merely the profits from the windshield.  On September 29, 2014, the Company and other defendants entered into a Settlement Agreement (the “PCMW Settlement Agreement”) with PCMW and Darren Bach for the settlement of this litigation matter, Case No. 6:12-cv-00033-JA DAB, which had previously been consolidated with Case No. 6:10-cv-01285 JA DAB (collectively, the “Litigation Matter”), pending in the United States District Court for the Middle District of Florida (the "U.S. District Court").
Under the terms of the PCMW Settlement Agreement, the Company paid $20,000 in cash to PCMW on October 6, 2014, and the mutual releases of all past and present claims between the parties became effective. Further, PCMW and Darren Bach agreed not to sue the Company on then-existing intellectual property rights. The parties to the PCMW Settlement Agreement filed a Notice of Dismissal with Prejudice of the Litigation Matter, and the U.S. District Court entered the dismissal on October 14, 2014. The Company recorded a one-time charge of $20,000 in connection with the settlement in its 2014 fourth fiscal quarter ended June 30, 2014.
On October 31, 2013, the Company filed suit against Nautique Boat Company, Inc., or Nautique, in the U.S. District Court for the Eastern District of Tennessee alleging infringement of two of the Company's patents and seeking monetary and injunctive relief. This Tennessee lawsuit is a re-filing of a California patent infringement lawsuit against Nautique that was dismissed without prejudice on October 31, 2013. On November 1, 2013, Nautique filed for declaratory judgment in the U.S. District Court for the Middle District of Florida, claiming that it has not infringed the two patents identified in the original complaint in the Tennessee lawsuit. The Tennessee court has enjoined Nautique from maintaining the Florida lawsuit which is partially duplicative. Nautique has dismissed the Florida lawsuit to comply with the Tennessee court’s ruling. On December 13, 2013, the Company amended the Company's complaint to add another of its patents to the Tennessee lawsuit. All three patents in the case relate to the Company's proprietary wake surfing technology.
On June 27, 2014, Nautique filed a petition with the U.S. Patent and Trademark Office, or PTO, requesting institution of an Inter Partes Review, or IPR, of the Company’s U.S. Pat. No. 8,539,897, one of the three patents at issue in the Tennessee litigation. The Company will file a response with the PTO addressing the allegations made in Nautique’s petition. Thereafter, the PTO will determine whether to institute the IPR. In the Tennessee litigation, the Court denied Nautique’s motion to stay the litigation pending the outcome of Nautique’s petition for an IPR. The Court also set a trial date for the litigation of February 9, 2015. The Company intends to vigorously pursue the Tennessee litigation and the IPR to enforce and defend its rights in the patented technology.

On February 6, 2015, the Company and Nautique entered into a Settlement Agreement (the "Nautique Settlement Agreement") to settle a lawsuit filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by Nautique of three of the Company's patents. Under the terms of the Nautique Settlement Agreement, Nautique will make a one-time payment of $2,250 and enter into a license agreement for the payment of future royalties for boats sold by Nautique using the licensed technology. The parties agreed to dismiss all claims in the patent litigation and jointly request the U.S. Patent and Trademark Office to terminate the patent challenge.

13. Segment Information

The following tables present financial information for the Company’s reportable segments for the periods indicated:

Three months ended December 31, 2014
	US	Australia	Eliminations	Total
Net sales	$53,090	$4,356	$(1,962)	$55,484
Affiliate (or intersegment) sales	1,962	—	(1,962)	—
Net sales to external customers	51,128	4,356	—	55,484
Net income (loss) before provision for income taxes	7,394	(209)	(334)	6,851
Long-lived assets	29,598	12,641	—	42,239
Total assets	141,570	19,565	(18,079)	143,056

Year to date December 31, 2014
	US	Australia	Eliminations	Total
Net sales	$100,749	$4,356	$(1,962)	$103,143
Affiliate (or intersegment) sales	1,962	—	(1,962)	—
Net sales to external customers	98,787	4,356	—	103,143
Net income (loss) before provision for income taxes	10,690	(209)	(334)	10,147
Long-lived assets	29,598	12,641	—	42,239
Total assets	141,570	19,565	(18,079)	143,056

14. Subsequent Events

On February 6, 2015, the Company and Nautique entered into the Nautique Settlement Agreement to settle a lawsuit filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by Nautique of three of the Company's patents. Under the terms of the Nautique Settlement Agreement, Nautique will make a one-time payment of $2,250 and enter into a license agreement for the payment of future royalties for boats sold by Nautique using the licensed technology. The parties agreed to dismiss all claims in the patent litigation and jointly request the U.S. Patent and Trademark Office to terminate the patent challenge.

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
We offer our boats for sale through an extensive network of independent dealers in North America and throughout the world. We offered our boats through an exclusive licensee in Australia that is one of the largest performance sport boat manufacturers in that country until October 23, 2014, when we acquired it and it became a subsidiary of the Company. Following the acquisition, Malibu Boats Pty Ltd.'s results are included in the Company's consolidated financial results. See Note 3 for more information. Our boats are the exclusive performance sport boats offered by the majority of our dealers.
On a consolidated basis, net sales increased 26.3%, adjusted EBITDA increased 19.9%, and gross margin increased 21.1% for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. For the six months ended December 31, 2014, net sales increased 18.2%, adjusted EBITDA increased 9.7% and gross margin increased 15.6% on a consolidated basis as compared to the six months ended December 31, 2013. Our three and six months results ended December 31, 2014 include the results of our new Australia segment, which represents the results of our exclusive licensee that we acquired on October 23, 2014. Net sales for our U.S. segment increased 20.8%, adjusted EBITDA increased 16.6%, and gross margin increased 22.4% for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Further, net sales for our U.S. segment increased 15.5%, adjusted EBITDA increased 7.9%, and gross margin increased 16.3% for the six months ended December 31, 2014 compared to the six months ended December 31, 2013. For the three and six months ended December 31, 2014, consolidated net income increased 6.8% and decreased 23.4%, respectively, compared to the three and six months ended December 31, 2013. For the definition of adjusted EBITDA and a reconciliation to net income, see “—GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2014, and we expect this trend to continue throughout fiscal 2015. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats for 45 reporting states increased 15% for the nine month period ended September 30, 2014 compared to the same period in 2013. This follows domestic performance sport boat registration annual growth of approximately 11% and 13% for 2013 and 2012, respectively, for 50 reporting states. Strong retail demand continued to occur in the six months ending December 31, 2014 and while we expect the favorable demand environment for our product to continue, there are numerous variables that have the potential to impact demand. The effect on our business of the recent substantial decrease in the price of oil is unclear. While the decrease should result in significantly more cash available to retail consumers around the world and may stimulate demand, we also have notable dealers that operate in economies with strong oil and gas industry presence. In addition, given that we transact the majority of our sales to dealerships in US dollars, the continued strength of the US dollar has the potential to negatively impact demand for our product outside the United States as its relative price increases.
Since 2008, we have increased our market share among manufacturers of performance sport boats annually due to new product development, redesigned models, and innovative features. For the 2015 model year which began on July 1, 2014, we introduced two new models an Axis T23, a larger entry-level traditional bow boat, and an entry level ski boat, the Response LXR. We also redesigned the Wakesetter VLX and the Axis A22 models and enhanced our Wakesetter line with new dash systems that incorporate a high resolution 12-inch touchscreen driven by the new Viper 2 software platform, an improved Power Wedge and an optional, all machined aluminum, G4 tower.
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

•
Trailers, parts and accessories sales—sales of boat trailers and replacement and aftermarket boat parts and accessories to our dealer network. Part sales to our Australian operations recognized after the acquisition date are eliminated in consolidation; and

•
Royalty income—licensing fees and royalties that were earned prior to the closing date of our Australia licensee acquisition. The Licensee had the exclusive right to manufacture and distribute our products in Australia and New Zealand. Royalty income earned after the acquisition date is eliminated in consolidation.

•	Net sales are net of:

•	Sales returns—primarily contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and

•
Rebates, free flooring and discounts—incentives, including rebates and free flooring, we provide to our dealers based on sales of eligible products. If a dealer meets its annual commitment volume as well as other terms of the rebate program, the dealer is entitled to a specified rebate. Our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.”

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
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the six months ended December 31, 2014, reflects a reported effective tax rate of 21.5%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, including the impact of an out-of-period tax adjustment associated with benefits recognized for the Tennessee jobs tax credit. Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and acquisition costs.
Net Income Attributable to Non-controlling Interest
As of December 31, 2014, we have a 69.0% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.

Results of Operations
The table below sets forth our consolidated results of operations, expressed in thousands (except unit volume and net sales per unit) and as a percentage of net sales, for the periods presented. Our consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	55,484	100.0%	43,938	100.0%	103,143	100.0%	87,242	100.0%
Cost of sales	41,320	74.5%	32,242	73.4%	76,886	74.5%	64,525	74.0%
Gross profit	14,164	25.5%	11,696	26.6%	26,257	25.5%	22,717	26.0%
Operating expenses:
Selling and marketing	2,031	3.7%	1,510	3.4%	3,669	3.6%	2,942	3.4%
General and administrative	4,540	8.2%	3,068	7.0%	10,966	10.6%	5,023	5.8%
Amortization	595	1.1%	1,295	2.9%	1,319	1.3%	2,589	3.0%
Operating income	6,998	12.6%	5,823	13.4%	10,303	10.0%	12,163	13.9%
Other income (expense):
Other	—	—%	6	—%	—	—%	9	—%
Interest expense	(147)	(0.3)%	(609)	(1.4)%	(156)	(0.2)%	(1,773)	(2.0)%
Other expense	(147)	(0.3)%	(603)	(1.4)%	(156)	(0.2)%	(1,764)	(2.0)%
Net income before provision for income taxes	6,851	12.3%	5,220	11.9%	10,147	9.8%	10,399	11.9%
Provision for income taxes	1,275	2.3%	—	—%	2,182	2.1%	—	—%
Net income	5,576	10.0%	5,220	11.9%	7,965	7.7%	10,399	11.9%
Net income attributable to non-controlling interest	2,312	4.2%	5,220	11.9%	3,322	3.2%	10,399	11.9%
Net income attributable to Malibu Boats, Inc.	3,264	5.9%	—	—%	4,643	4.5%	—	—%

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
US	787	92.9%	662	100.0%	1,460	96.1%	1,323	100.0%
Australia	60	7.1%	—	—%	60	3.9%	—	—%
Total Units	847		662		1,520		1,323

Volume by Brand
Malibu	547	64.6%	493	74.5%	1,005	66.1%	994	75.1%
Axis	300	35.4%	169	25.5%	515	33.9%	329	24.9%
Total Units	847		662		1,520		1,323

Net Sales per Unit	$65,506		$66,372		$67,857		$65,943

Comparison of the Three Months Ended December 31, 2014 to the Three Months Ended December 31, 2013
Net Sales
Net sales for the three months ended December 31, 2014 increased $11.5 million, or 26.3%, to $55.5 million as compared to the three months ended December 31, 2013. Included in net sales for the three months ended December 31, 2014 were net sales of $4.4 million attributable to our Australia segment. Unit volume for the three months ended December 31, 2014 increased 185 units, or 27.9%, to 847 units as compared to the three months ended December 31, 2013. Of the 185 units added, 60 units were added as a result of our Australia segment and the remainder of the increase was primarily due to a demand driven increase in our daily production rate over the same period in the prior year. Net sales per unit decreased approximately 1.3% to $65,506 per unit for the three months ended December 31, 2014 compared to the three months ended December 31, 2013, primarily driven by the elimination of parts sales between our segments since the acquisition of our Australian licensee in October 2014. Net sales per unit for our U.S. segment increased approximately 1.6% for the three months ended December 31, 2014 compared to three months ended December 31, 2013, primarily driven by higher prices, partially offset by increased sales of our Axis brand which carry a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for the three months ended December 31, 2014 increased $9.1 million, or 28.2%, to $41.3 million as compared to the three months ended December 31, 2013. Included in cost of sales was $0.6 million of integration related expenses attributable to the acquisition of our Australian licensee. The increase in cost of sales was primarily due to the 27.9% increase in unit volume and higher material cost per unit, driven primarily by higher material content per unit associated with the addition of new features such as our new Malibu dash for model year 2015 and increased optional feature selections such as the G4 tower in addition to integration related expenses for our Australian acquisition.
Gross Profit
Gross profit for the three months ended December 31, 2014 increased $2.5 million, or 21.1%, to $14.2 million compared to the three months ended December 31, 2013. The increase in gross profit resulted primarily from higher volumes. Gross margin for the three months ended December 31, 2014 decreased 110 basis points to 25.5% from 26.6% over the same period in the prior fiscal year. The decrease in gross margin was driven by $0.6 million of integration related expenses attributable to the acquisition of our Australian licensee. Excluding these integration related expenses, gross margin was flat at 26.6% for the three months ended December 31, 2014
Operating Expenses
Selling and marketing expense for the three month period ended December 31, 2014 increased $0.5 million, or 34.5%, to $2.0 million compared to the three months ended December 31, 2013, due to increased marketing costs and the timing of promotional efforts associated with higher volumes, as well as, incremental selling and marketing related expenses in Australia. General and administrative expenses for the three months ended December 31, 2014 increased $1.5 million, or 48.0%, to $4.5 million as compared to the three months ended December 31, 2013. The increase in general and administrative expenses is primarily due to several factors including higher legal costs of $0.3 million associated with the Pacific Coast Marine Windshield, Ltd. ("PCMW") and Nautique Boat Company, Inc. ("Nautique") litigations, acquisition related expenses of $0.3 million attributable to the acquisition of our Australian Licensee, higher stock compensation costs of $0.3 million and incremental expenses associated with being a public company. For the three months ended December 31, 2014, general and administrative expenses for our Australian operations were $0.3 million.
Other Expense, Net
Other expense for the three month period ended December 31, 2014 decreased $0.5 million, or 75.6%, to $0.1 million as compared to the three months ended December 31, 2013, primarily as a result of a decrease in interest expense associated with our $65.0 million term loan which was paid off with the proceeds from our initial public offering in February 2014 and a subsequent borrowing of $20.0 million on our revolving line of credit in October 2014 in connection with the settlement of our PCMW litigation and acquisition of our Australian licensee.
Provision for Income Taxes
For the three months ended December 31, 2014, our provision for income taxes was $1.3 million reflecting a reported effective tax rate of 18.6%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income, including the impact of an out-of-period tax adjustment of $0.8 million primarily associated with benefits recognized for the Tennessee jobs tax credit. In addition, the reported effective rate rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible acquisition costs. There was no provision for income taxes for the three months ended December 31, 2013 (prior to our formation) because the LLC was a pass-through entity for federal purposes and, therefore, was not subject to federal income taxes.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for this period by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2014, the non-controlling interest attributable to ownership interests in the LLC not directly attributable to us decreased to 31.0% following the issuance of LLC units to us as a result of issuing shares of Class A Common Stock     in connection with the acquisition of Malibu Boats Pty. Ltd. All of the pre-tax income for the three months ended December 31, 2013 was attributed to the non-controlling interest.
Comparison of the Six Months Ended December 31, 2014 to the Six Months Ended December 31, 2013
Net Sales
Net sales for the six months ended December 31, 2014 increased $15.9 million, or 18.2%, to $103.1 million as compared to the six months ended December 31, 2013. Included in net sales for the six months ended December 31, 2014 were net sales of $4.4 million attributable to our Australia segment. Unit volume for the six months ended December 31, 2014 increased 197 units to 1,520 units, a 14.9% increase as compared to the six months ended December 31, 2013. Of the 197 units added, 60 units were added due to our Australia segment and the remainder was primarily due to a demand-driven increase in our daily production rate over the same period in the prior year. Net sales per unit increased approximately 2.9% to $67,857 per unit for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, primarily driven by higher prices in our U.S. segment, partially offset by increased sales of our Axis brand which carry a lower average selling price than our Malibu brand. Net sales per unit for our U.S. segment increased approximately 4.6% to $69,006 per unit for the six months ended December 31, 2014 compared to six months ended December 31, 2013.
Cost of Sales
Cost of sales for the six months ended December 31, 2014 increased $12.4 million, or 19.2% to $76.9 million as compared to the six months ended December 31, 2013. Included in cost of sales was $0.6 million of integration related expenses attributable to the acquisition of our Australian licensee. The increase in cost of sales was primarily due to the 14.9% increase in unit volume and higher material cost per unit, driven primarily by higher material content per unit associated with the addition of new features such as our new Malibu dash for model year 2015 and increased optional feature selections such as the G4 tower in addition to integration related expenses for our Australian acquisition.
Gross Profit
Gross profit for the six month period ended December 31, 2014 increased $3.5 million, or 15.6%, to $26.3 million compared to the six months ended December 31, 2013. The increase in gross profit resulted primarily from higher volumes. Gross margin for the six months ended December 31, 2014 decreased 50 basis points to 25.5% from 26.0% over the same period in the prior fiscal year. The decrease in gross margin was driven by $0.6 million in integration related expenses attributable to the acquisition of our Australian licensee. Excluding these integration related expenses, gross margin was flat at 26.0% for the six months ended December 31, 2014.
Operating Expenses
Selling and marketing expense for the six months ended December 31, 2014 increased $0.7 million, or 24.7%, to $3.7 million for the six month period ended December 31, 2014 compared to the six months ended December 31, 2013. The increase in selling and marketing expense is due to increased marketing costs and the timing of promotional efforts associated with higher volumes as well as incremental selling and marketing related expenses in Australia. General and administrative expenses for the six months ended December 31, 2014 increased $5.9 million, or 118.3%, to $11.0 million as compared to the six months ended December 31, 2013. The increase in general and administrative expenses is primarily due to several factors including higher legal costs of $2.7 million associated with the PCMW and Nautique litigations, higher stock compensation costs of $0.8 million, acquisition related expenses of $0.7 million attributable to the acquisition of our Australian licensee and incremental charges associated with being a public company. For the six months ended December 31, 2014, general and administrative expenses for our Australian operations were $0.3 million.
Other Expense, Net

Other expense for the six month period ended December 31, 2014 decreased $1.6 million, or 91.2%, to $0.2 million as compared to the six months ended December 31, 2013, primarily as a result of a decrease in interest expense associated with our $65.0 million term loan which was paid off with the proceeds from our initial public offering in February 2014 and a subsequent borrowing of $20.0 million on our revolving line of credit in October 2014 in connection with the settlement of our PCMW litigation and acquisition of our Australian licensee.
Provision for Income Taxes
Our provision for income taxes was $2.2 million for the six months ended December 31, 2014 reflecting a reported effective tax rate of 21.5%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income, including the impact of an out-of-period tax adjustment of $0.8 million primarily associated with benefits recognized for the Tennessee jobs tax credit. In addition, the reported effective rate rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible acquisition costs. There was no provision for income taxes for the three and six months ended December 31, 2013 (prior to our formation) because the LLC was a pass-through entity for federal purposes and, therefore, was not subject to federal income taxes.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for this period by the percentage ownership in the LLC not directly attributable to us. The other members of the LLC held a non-controlling interest in the LLC of 31.2% following closing of our follow-on equity offering on July 15, 2014. For the six months ended December 31, 2014, the non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 31.1%. All of the pre-tax income for the six months ended December 31, 2013 was attributed to the non-controlling interest.
GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring and non-operating expenses, including management fees and expenses, certain professional fees, acquisition and integration related expenses, non-cash compensation expense and offering related expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA Margin are not measures of net income as determined by accounting principles generally accepted in the United States ("GAAP"). Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring and non-operating expenses. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated (dollars in thousands, except for percentages):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$5,576	$5,220	$7,965	$10,399
Provision for income taxes	1,275	—	2,182	—
Interest expense	147	609	156	1,773
Depreciation	626	387	1,169	682
Amortization	595	1,295	1,319	2,589
Management fees and expenses [1]	—	21	—	43
Professional fees [2]	925	585	3,476	754
Acquisition and integration related expenses [3]	903	—	1,300	—
Stock based compensation expense [4]	330	32	817	64
Offering related expenses [5]	56	552	100	552
Adjusted EBITDA	$10,433	$8,701	$18,484	$16,856
Adjusted EBITDA Margin	18.8%	19.8%	17.9%	19.3%

(1)	Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of our IPO.
(2)
Represents legal and advisory fees related to our litigation with PCMW and Nautique. For more information about the legal proceedings, refer to Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
Acquisition related expenses of $326 and $723 for the three and six months ended December 31, 2014, respectively, include legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014. Integration related expenses include post-acquisition adjustments to cost of goods sold of $234 for the fair value step up of inventory acquired which was expensed entirely during the quarter as well as $343 related to excess cost of goods sold recognized at Malibu Boats Pty. Ltd related to goods purchased from our U.S. operating segment prior to the acquisition date.

(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 10 to our condensed consolidated financial statements.

(5)	Represents legal, accounting and other expenses directly related to our public equity offerings.
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
We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash and non-recurring items, and eliminates the variability of non-controlling interest as a result of member exchanges of LLC Units into shares of Class A Common Stock.
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

The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net income attributable to Malibu Boats, Inc.	$3,264	$—	$4,643	$—
Provision for income taxes	1,275	—	2,182	—
Management fees and expenses [1]	—	21	—	43
Professional fees [2]	925	585	3,476	754
Acquisition and integration related expenses [3]	903	—	1,300	—
Stock based compensation expense [4]	330	32	817	64
Offering related expenses [5]	56	552	100	552
Net income attributable to non-controlling interest [6]	2,312	5,220	3,322	10,399
Fully distributed net income before income taxes	9,065	6,410	15,840	11,812
Income tax expense on fully distributed income before income taxes [7]	3,218	2,391	5,623	4,406
Adjusted Fully Distributed net income	$5,847	$4,019	$10,217	$7,406

Adjusted Fully Distributed Net Income per share of Class A Common Stock [8]:
Basic	$0.26	$0.18	$0.45	$0.33
Diluted	$0.26	$0.18	$0.45	$0.33

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [9]:
Basic	22,628,376	22,628,376	22,548,728	22,548,728
Diluted	22,628,376	22,628,376	22,548,728	22,548,728

(1)	Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of our IPO.
(2)
Represents legal and advisory fees related to our litigation with PCMW and Nautique. For more information about the legal proceedings, refer to Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
Acquisition related expenses of $326 and $723 for the three and six months ended December 31, 2014, respectively, include legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014. Integration related expenses include post-acquisition adjustments to cost of goods sold of $234 for the fair value step up of inventory acquired which was expensed entirely during the quarter as well as $343 related to excess cost of goods sold recognized at Malibu Boats Pty. Ltd related to goods purchased from our U.S. operating segment prior to the acquisition date.

(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 10 to our condensed consolidated financial statements.

(5)	Represents legal, accounting and other expenses directly related to our public equity offerings.
(6)
Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock. Earnings prior and up to our IPO on February 5, 2014 were entirely allocable to members of the
LLC, as such we updated our historical presentation to attribute these earnings to the non-controlling interest LLC Unit holders.

(7)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% of income before income taxes assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding offering related expenses. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

(8)	Adjusted fully distributed net income divided by the shares of Class A Common Stock outstanding in (9) below.
(9)
The weighted average shares of Class A Common Stock represents (i) the 15,608,650 shares of Class A Common Stock outstanding as of December 31, 2014, plus (ii) the 7,001,844 remaining LLC Units not held by the Company as of December 31, 2014 as if they were exchanged on a one-for-one basis for the Company's Class A Common Stock, plus (iii) the 65,694 fully vested stock units outstanding as of December 31, 2014 granted to directors for their services.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2014	2013
Total cash provided by (used in):
Operating activities	$(4,397)	$13,286
Investment activities	(14,515)	(2,280)
Financing activities	18,729	(22,432)
Impact of currency exchange rates on cash balances	58	—
Decrease in cash	$(125)	$(11,426)
Comparison of the Six Months Ended December 31, 2014 to the Six Months Ended December 31, 2013
Operating Activities
Net cash used in operating activities was $4.4 million for the six months ended December 31, 2014 compared to net cash provided by operating activities of $13.3 million for the same period in 2013, a decrease of $17.7 million. The decrease in cash from operating activities was primarily due to the cash payments of $26.9 million for the settlement of the PCMW litigation in October 2014 and related legal fees as well as legal fees for pending litigation with Nautique and acquisition related costs paid for in connection with the acquisition of our Australian licensee. Cash payments to suppliers for purchase of raw material and other supplies used in the manufacturing process increased $1.5 million while cash receipts from boat sales to our dealer network increased $10.7 million for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 due to the timing of collections.
Investing Activities
Net cash used for investing activities was $14.5 million for the six months ended December 31, 2014 compared to $2.3 million for the six months ended December 31, 2013, an increase of $12.2 million. Our cash used for investing activities for the six months ended December 31, 2013 and December 31, 2014 primarily related to the acquisition of our Australian licensee and investments in new property and equipment, including boat molds, a mezzanine addition to our main facility, and construction of a warehouse and loading facility at our Loudon, Tennessee plant.
Financing Activities
Net cash provided by financing activities was $18.7 million for the six months ended December 31, 2014 compared to net cash used of $22.4 million for the six months ended December 31, 2013, an increase of $41.2 million. During the six months ended December 31, 2014, we borrowed $20.0 million under our revolving credit facility to fund the PCMW settlement agreement and acquisition of our Australian licensee. During this same period, we paid distributions to the holders of LLC Units of $0.3 million. We also completed a follow-on equity offering in July 2014, in which we received net proceeds of $76.8 million, all of which proceeds were used to purchase LLC Units directly from existing holders of LLC Units. We paid costs of $0.9 million which were directly attributable to the successful completion of the follow-on offering. During July 2013, we refinanced our term note for $65.0 million. The proceeds from our new term loan not used to repay our former term loan were used to pay distributions to holders of the LLC Units. In connection with the refinancing, we paid $1.0 million for financing fees directly attributable to obtaining the term loan. We paid approximately $0.1 million in deferred financing fees during the six months ended December 31, 2014 for amending the credit agreement to increase the amount available under the revolving line of credit.
Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower, has lending arrangements pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank. Borrowings under the credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% or (ii) the Adjusted LIBOR Rate, in each case plus the applicable margin, which ranges from 1.50% to 2.25% for base rate loans or 2.50% to 3.25% for LIBOR rate loans, in each case, depending on our leverage ratio. The obligations of Malibu Boats LLC under the credit agreement are currently guaranteed by its parent, Malibu Boats Holdings, LLC, and its subsidiary, Malibu Boats Domestic International Sales Corp. Malibu Boats, Inc. is not a party to the credit agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The credit agreement includes the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $30 million due on or before July 16, 2018. As of December 31, 2014, $20.0 million was outstanding under the revolving credit facility. We increased the borrowing availability under the revolving credit facility from $10.0 million to $30.0 million in connection with an amendment to the facility in October 2014.

•
Swingline Credit Facility. Malibu Boats, LLC has a swingline line of credit from SunTrust Bank in the principal amount of up to $2 million due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2014, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $3 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of December 31, 2014, no drawn and unreimbursed amounts were outstanding under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $65 million due on or before July 16, 2018. The term loan was paid in full with the proceeds from our IPO in February 2014, and as of December 31, 2014, no amounts were outstanding under the term loan.

Subject to the terms of the credit agreement, we have the option to request our lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $10 million; however, our lenders are not obligated to do so.
The credit agreement permits prepayment without any penalties. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as pending or threatened labor disputes, litigation or judgments over a certain amount. The credit agreement requires compliance with certain financial covenants that we believe are customary for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement also contains certain restrictive covenants, which, among other things, place limits on our activities and those of our subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The credit agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, after June 30, 2014, the LLC may make dividends and distributions of up to $4.0 million in any fiscal year, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement. As of December 31, 2014, we were in compliance with all covenants in the credit agreement and security agreement.
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
Capital Resources
Management expects our capital expenditures for fiscal year 2015 to be similar to our fiscal year 2014 capital expenditures. Capital expenditures for the balance of fiscal year 2015 are expected to consist primarily of routine capital investments, including new tooling, an expansion of our Tennessee facility and investments in additional vertical integration initiatives at our Tennessee facility, primarily relating to in-house trailer manufacturing, which we expect to incur over the next two quarters.
Contractual Obligations and Commitments
On October 3, 2014 we borrowed $20.0 million under our revolving credit facility described above and used it to pay for the settlement of our litigation with PCMW discussed in Note 12 to our condensed consolidated financial statements and a portion of the purchase price for the acquisition of our Australian licensee discussed in Note 3.
Off Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 12 of our condensed consolidated financial statements for further information on repurchase commitments.
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
Critical Accounting Policies
In November 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-17, Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An entity that elects the option to pushdown accounting shall apply the applicable disclosure requirements in ASC 805, Business Combinations. The new standard is effective November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or its most recent change-in-control event. The Company adopted this standard in accounting for the recent acquisition of its Australian subsidiary. See Note 3 for more information.
As of December 31, 2014, there were no other significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in the Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as, other U.S. based suppliers and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a foreign currency transaction losses of $79,000 for both the three and six months ending December 31, 2014. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our market risk exposures.
Additionally, the assets and liabilities of our Australian subsidiary are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the stockholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses of our foreign subsidiary are translated at the average foreign exchange rate in effect for each month of the quarter. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheet that are denominated in a currency other than the functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income.
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our credit agreement which bears interest at variable rates. At December 31, 2014, $20.0 million was outstanding under our revolving credit facility. As of December 31, 2014, the undrawn borrowing availability under the revolving line of credit was $10.0 million. Borrowings under the revolving credit facility bear interest at Malibu Boats, LLC’s option of Bank Prime or London Interbank Offered Rate (“LIBOR”) plus the applicable margin which ranges from 1.50% to 2.25% for base rate loans or 2.50% to 3.25% for LIBOR rate loans, in each case, depending on our leverage ratio, as defined in the credit agreement.

Refer to our Annual Report on Form 10-K for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed therein or disclosed above.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

On February 6, 2015, the Company and Nautique entered into the Nautique Settlement Agreement to settle a lawsuit filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by Nautique of three of the Company's patents. Under the terms of the Nautique Settlement Agreement, Nautique will make a one-time payment of $2.25 million and enter into a license agreement for the payment of future royalties for boats sold by Nautique using the licensed technology. The parties agreed to dismiss all claims in the patent litigation and jointly request the U.S. Patent and Trademark Office to terminate the patent challenge.
Item 1A. Risk Factors
During the quarter ended December 31, 2014, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2014, except that we have updated the risk factors below to reflect risks resulting from the acquisition of our Australian subsidiary.
We may attempt to grow our business through acquisitions or strategic alliances and new partnerships, which we may not be successful in completing.
We may in the future explore acquisitions and strategic alliances, such as our acquisition of our Australian licensee, that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, or successfully complete acquisitions or strategic alliances. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations.
Businesses that we may acquire may fail to perform to expectations, and we may be unable to successfully integrate acquired business with our existing business.
We completed the acquisition of our Australian licensee, Malibu Boats Pty. Ltd. in October 2014. The acquisition and integration of businesses such as our Australian licensee involve a number of risks. We may not be able to realize all or a substantial portion of the anticipated benefits, levels of sales or profitability of this acquisition and other future acquisitions that we may consummate. The acquisition of our Australian licensee and other acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such other businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, the integration of our Australian licensee and other newly acquired businesses may be expensive and time-consuming and may not be entirely successful. The process of integrating the operations of our Australian licensee or those of any other future acquisitions could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel.
In addition, we may face additional complications integrating Malibu Boats Pty. Ltd. as it is geographically distant from other parts of our operations. As their financial statements have not been prepared in accordance with U.S. generally accepted accounting principles, we may also face challenges in integrating and auditing their financial statements. Our acquisition of Malibu Boats Pty. Ltd. also increases the portion of our assets, liabilities and earnings denominated in non-U.S. dollar currencies, which increases our exposure to currency exchange rate fluctuations. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful.
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

February 6, 2015	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)