Form 10-Q
period 2015-03-31
Malibu Boats, Inc.
filed 2015-05-08
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of May 7, 2015:	14,891,099	shares
Class B Common Stock, par value $0.01, outstanding as of May 7, 2015:	43	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales	$64,762	$50,293	$167,905	$137,535
Cost of sales	46,865	36,892	123,751	101,417
Gross profit	17,897	13,401	44,154	36,118
Operating expenses:
Selling and marketing	1,657	1,512	5,326	4,454
General and administrative	6,124	10,299	17,090	15,322
Amortization	593	1,294	1,912	3,883
Operating income	9,523	296	19,826	12,459
Other income (expense):
Other	1,650	—	1,650	9
Interest expense	(116)	(1,207)	(272)	(2,980)
Other income (expense)	1,534	(1,207)	1,378	(2,971)
Net income (loss) before provision for income taxes	11,057	(911)	21,204	9,488
Provision for income taxes	3,414	76	5,596	76
Net income (loss)	$7,643	$(987)	$15,608	$9,412
Net income (loss) attributable to non-controlling interest	3,278	(617)	6,600	9,782
Net income (loss) attributable to Malibu Boats, Inc.	$4,365	$(370)	$9,008	$(370)

Comprehensive income (loss):
Net income (loss)	$7,643	$(987)	$15,608	$9,412
Other comprehensive loss:
Change in cumulative translation adjustment	(858)	—	(2,019)	—
Other comprehensive loss	(858)	—	(2,019)	—
Comprehensive income (loss)	6,785	(987)	13,589	9,412
Less: comprehensive income (loss) attributable to non-controlling interest	$2,101	$(617)	$4,226	$9,782
Comprehensive income (loss) attributable to Malibu Boats, Inc.	$4,684	$(370)	$9,363	$(370)

Weighted average shares outstanding used in computing net income (loss) per share:
		For Period From February 5, 2014 to March 31, 2014		For Period From February 5, 2014 to March 31, 2014
Basic	15,549,856	11,054,830	15,527,832	11,054,830
Diluted	15,676,243	22,028,476	15,600,315	22,028,476
Net income (loss) available to Class A Common Stock per share:
Basic	$0.28	$(0.03)	$0.58	$(0.03)
Diluted	$0.28	$(0.04)	$0.58	$(0.04)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2015	June 30, 2014
	(Unaudited)
Assets
Current assets
Cash	$7,285	$12,173
Trade receivables, net	11,923	6,475
Inventories, net	21,571	12,890
Deferred tax asset	415	500
Prepaid expenses and other current assets	1,892	2,272
Total current assets	43,086	34,310
Property and equipment, net	14,587	10,963
Goodwill	12,772	5,718
Other intangible assets, net	14,461	12,358
Debt issuance costs, net	170	—
Deferred tax asset	55,053	21,452
Other assets	105	—
Total assets	$140,234	$84,801
Liabilities
Current liabilities
Accounts payable	$16,224	$7,161
Accrued expenses	15,053	32,684
Income taxes and tax distribution payable	2,092	2,121
Deferred tax liabilities	—	995
Total current liabilities	33,369	42,961
Deferred tax liabilities	1,130	—
Payable pursuant to tax receivable agreement	47,664	13,636
Long-term debt	10,000	—
Other long-term liabilities	253	134
Total liabilities	92,416	56,731
Commitments and contingencies (See Note 12)
Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 15,609,309 shares issued and outstanding as of March 31, 2015; 100,000,000 shares authorized; 11,064,201 issued and outstanding as of June 30, 2014	155	110
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 43 shares issued and outstanding as of March 31, 2015; 25,000,000 shares authorized; 44 issued and outstanding as of June 30, 2014	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and June 30, 2014	—	—
Additional paid in capital	31,551	23,835
Accumulated other comprehensive loss	(2,019)	—
Accumulated earnings (deficit)	4,332	(4,676)
Total stockholders' equity attributable to Malibu Boats, Inc.	34,019	19,269
Non-controlling interest	$13,799	$8,801
Total stockholders’ equity	$47,818	$28,070
Total liabilities and equity	$140,234	$84,801
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	11,064	$110	44	$—	$23,835	$8,801	$(4,676)	$—	$28,070
Net income						6,600	9,008		15,608
Issuance of Class A Common Stock for public offering, net of underwriting discounts	4,371	43			76,793				76,836
Purchase of units from existing LLC Unit holders					(76,836)				(76,836)
Stock based compensation					1,131				1,131
Issuances of equity for services	3				189				189
Cancellation of Class B Common Stock			(1)						—
Capitalized offering costs					(899)				(899)
Increase in payable pursuant to the tax receivable agreement					(34,028)				(34,028)
Increase in deferred tax asset from step-up in tax basis					38,499				38,499
Distributions to LLC Unit holders					(55)	(1,602)			(1,657)
Issuance of Class A Common Stock for acquisition	171	2			2,922				2,924
Foreign currency translation adjustment								(2,019)	(2,019)
Balance at March 31, 2015	15,609	$155	43	$—	$31,551	$13,799	$4,332	$(2,019)	$47,818

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2015	2014
Operating activities:
Net income	$15,608	$9,412
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,131	2,141
Depreciation	1,791	1,127
Amortization of intangible assets	1,912	3,883
Gain on sale-leaseback transaction	(11)	(8)
Amortization of deferred financing costs	9	1,583
Change in fair value of derivative	—	28
Deferred income taxes	5,006	(328)
Litigation settlement	(20,000)	—
Gain on sale of equipment	—	(5)
Change in operating assets and liabilities:
Trade receivable	(4,588)	(1,357)
Inventories	(4,113)	(5,707)
Prepaid expenses and other assets	541	(1,044)
Accounts payable	6,602	3,480
Accrued expenses and other liabilities	(1,153)	1,041
Net cash provided by operating activities	2,735	14,246
Investing activities:
Purchases of property and equipment	(4,369)	(3,828)
Payment for acquisition, net of cash acquired	(11,663)	—
Net cash used in investing activities	(16,032)	(3,828)
Financing activities:
Principal payments on long-term borrowings	(10,000)	(88,575)
Proceeds from long-term borrowings	20,000	65,000
Payment of deferred financing costs	(78)	(1,052)
Proceeds from issuance of Class A Common Stock in public offering, net of underwriting discounts	76,836	99,512
Purchase of units from existing LLC Unit holders	(76,836)	(29,762)
Payments of costs directly associated with public offering	(899)	(1,550)
Distributions to LLC Unit holders	(742)	(64,627)
Net cash provided by (used in) financing activities	8,281	(21,054)
Effect of exchange rate changes on cash	128	—
Changes in cash	(4,888)	(10,636)
Cash—Beginning of period	12,173	15,957
Cash—End of period	$7,285	$5,321

Supplemental cash flow information:
Cash paid for interest	$238	$1,400
Cash paid for income taxes	323	—
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	38,499	18,634
Establishment of amounts payable under tax receivable agreements	34,028	13,636
Equity issued as consideration for acquisition	2,924	—
Exchange of LLC Units held by selling shareholders for Class A common stock upon merger	—	47,766
Tax distributions payable to non-controlling LLC Unit holders	915	—
Equity issued to directors for services	189	—

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
On October 23, 2014, Malibu Australian Acquisition Corp., an indirect subsidiary of the Company, completed the acquisition of all outstanding shares of Malibu Boats Pty. Ltd. (the "Licensee"), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result, the Company consolidates the financial position and results of operations of the Licensee from the closing date of the transaction and such consolidation has been reflected in the accompanying unaudited interim condensed consolidated financials statements and notes thereto for the period ended March 31, 2015. Refer to Note 3 related to the Company's acquisition of the Licensee.
Tender Offer
On March 13, 2015, the Company commenced an offer to purchase up to $70,000 in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of LLC Units, for cash by means of a “modified Dutch auction” tender offer (the “Offer”). Pursuant to the Offer, holders could tender all or a portion of their shares of Class A Common Stock (1) at a price specified by the tendering stockholder of not less than $21.00 and not more than $23.50 per share of Class A Common Stock, or (2) without specifying a purchase price, in which case their shares of Class A Common Stock would be purchased at the purchase price determined in accordance with the terms of the Offer. Upon completion of the Offer, on April 15, 2015, the Company purchased 3,333 shares of Class A Common Stock, including Class A Common Stock issued upon the exchange of LLC Units, at a purchase price of $21.00 per share. The Company funded the purchase price, including the related fees and expenses, with borrowings under its Amended and Restated Credit Agreement which was entered into on April 2, 2015. Refer to Note 14 for more information on the Offer.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2014 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at March 31, 2015 and the results of its operations and the cash flows for the three and nine month periods ended March 31, 2015 and March 31, 2014. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2015. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation

The accompanying condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Significant Accounting Policies and Estimates
Foreign Currency Translation
The functional currency for the Company's consolidated foreign subsidiary is the applicable local currency. The assets and liabilities are translated at the foreign exchange rate in effect at the applicable reporting date, and the condensed consolidated statements of operations and comprehensive income (loss) and cash flows are translated at the average exchange rate in effect during the applicable period. Exchange rate fluctuations on translating the foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are reflected as a component of "Accumulated other comprehensive loss," in the stockholders' equity section of the accompanying condensed consolidated balance sheets and periodic changes are included in comprehensive income (loss).
Comprehensive Income (Loss)
Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. The Company has chosen to disclose comprehensive income (loss) in a single continuous statement of operations and comprehensive income (loss).
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
In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03. This standard provides guidance on the balance sheet presentation for debt issuance costs, debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is evaluating the new guidance and the impact it will have on the Company's consolidated financial statements.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's condensed consolidated financial statements.
2. Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations and comprehensive income (loss) represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of March 31, 2015		As of June 30, 2014
	Shares	Ownership %	Shares	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	7,001,844	31.0%	11,373,737	50.7%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	15,609,309	69.0%	11,064,201	49.3%
	22,611,153	100.0%	22,437,938	100.0%
The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2014	$8,801
Allocation of income to non-controlling LLC Unit holders for period	6,600
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,602)
Balance of non-controlling interest as of March 31, 2015	$13,799
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the “LLC Agreement”), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock.  During the nine month period ended March 31, 2015, the LLC issued a total of 173,215 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services and to the former owner of Malibu Boats Pty. Ltd. as equity consideration for the acquisition of the Australian licensee.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. Tax distributions paid and payable to non-controlling LLC Unit holders for the nine months ending March 31, 2015 were $687 and $915, respectively.
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
The total consideration given to the former owner of the Licensee has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of October 23, 2014. The measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects to continue to obtain information to assist it in determining the fair values of the assets acquired and liabilities assumed at the acquisition date during the fourth quarter of fiscal 2015. Accordingly, the following table summarizes the preliminary purchase price allocation for the acquisition of the Licensee:

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
Acquisition-related costs of $813 were expensed by the Company in the periods prior to the acquisition of Malibu Boats Pty Ltd., and are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). Net sales of $9,643 and net income of $231 attributable to the Licensee are included in the condensed consolidated statements of operations and comprehensive income (loss) for the period from the acquisition date through March 31, 2015.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the three and nine months ended March 31, 2015 and 2014 assume that the acquisition of Licensee had occurred as of July 1, 2013. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014 or of the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales	$64,762	$54,624	$191,849	$148,916
Net income	7,643	(884)	19,283	9,578
Net income (loss) attributable to Malibu Boats, Inc.	4,365	(319)	12,215	(288)
Basic earnings (loss) per share	$0.28	$(0.03)	$0.80	$(0.03)
Diluted earnings (loss) per share	$0.28	$(0.01)	$0.80	$(0.01)
4. Inventories
Inventories, net consisted of the following:

	As of March 31, 2015	As of June 30, 2014
Raw materials	$16,891	$9,786
Work in progress	2,366	1,428
Finished goods	3,637	2,440
Inventory obsolescence reserve	(1,323)	(764)
Inventories, net	$21,571	$12,890

5. Property and Equipment

Property and equipment, net consisted of the following:

	As of March 31, 2015	As of June 30, 2014
Land	$254	$254
Leasehold improvements	4,527	2,039
Machinery and equipment	14,121	11,257
Furniture and fixtures	2,241	1,544
Construction in process	2,349	2,987
	23,492	18,081
Less accumulated depreciation	(8,905)	(7,118)
Property and equipment, net	$14,587	$10,963
Depreciation expense was $622 and $445 for the three months ended March 31, 2015 and March 31, 2014 and $1,791 and $1,127 for the nine months ended March 31, 2015 and March 31, 2014, respectively, substantially all of which was recorded in cost of goods sold.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2015 were as follows:

Goodwill as of June 30, 2014	$5,718
Addition related to acquisition of Malibu Boats Pty. Ltd.	8,046
Effect of foreign currency changes on goodwill	(992)
Goodwill as of March 31, 2015	$12,772
The components of other intangible assets were as follows:

	March 31, 2015	June 30, 2014	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,384	$—	5	4.6
Dealer relationships	29,853	27,392	8-15	14.6
Patent	1,386	1,386	12	3.3
Trade name	24,567	24,567	15	6.3
Non-compete agreement	54	—	10	9.6
Backlog	96	—	0.3	0.0
Total	57,340	53,345
Less: Accumulated amortization	(42,879)	(40,987)
Total other intangible assets, net	$14,461	$12,358
As a part of the acquisition of Malibu Boats Pty. Ltd., the Company acquired certain identifiable intangible assets including reacquired franchise rights, dealer relationships, a non-compete agreement, and backlog. At the acquisition date of October 23, 2014, the fair value of these intangibles assets were $4,558. Refer to Note 3 for more information on the acquisition of Malibu Boats Pty. Ltd.
Amortization expense recognized on all amortizable intangibles was $593 and $1,294 for the three months ended March 31, 2015 and March 31, 2014 and $1,912 and $3,883 for the nine months ended March 31, 2015 and March 31, 2014, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2015	$550
2016	2,200
2017	2,200
2018	2,200
2019	2,093
Thereafter	5,218
$14,461
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
Changes in the Company’s product warranty liability were as follows:

	As of March 31, 2015	As of June 30, 2014
Beginning balance	$6,164	$5,658
Add: Additions to warranty provision	2,069	2,907
Additions for Australian acquisition	308	—
Less: Warranty claims paid	(1,926)	(2,401)
Ending balance	$6,615	$6,164
8. Financing
Outstanding debt consisted of the following:

	As of March 31, 2015	As of June 30, 2014
Long-term debt
Revolving credit facility	$10,000	$—
	10,000	—
Less current maturities	—	—
Total debt less current maturities	$10,000	$—
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

On October 1, 2014, Malibu Boats, LLC amended its Credit Agreement to increase the borrowing availability under the revolving credit facility from $10,000 to $30,000 and reduce the maximum amount that may be requested under the revolving credit facility and term loan facility in the future from an additional $30,000 to an additional $10,000. The prior $65,000 term loan under the Credit Agreement was repaid in full with the proceeds of the IPO. Borrowings under the revolving credit facility bear interest at Malibu Boats, LLC’s option of Bank Prime or London Interbank Offered Rate (“LIBOR”) plus the applicable margin which ranges from 1.50% to 2.25% for base rate loans or 2.50% to 3.25% for LIBOR rate loans, in each case, depending on the Company's leverage ratio, as defined in the Credit Agreement. Malibu Boats, LLC also has a swingline line of credit from SunTrust Bank in the principal amount of up to $2,000 due on or before July 16, 2018. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of March 31, 2015, there was no outstanding balance under the swingline facility.
Under the Credit Agreement, Malibu Boats, LLC has the ability to issue letters of credit up to $3,000, none of which was outstanding as of March 31, 2015. This letter of credit availability may be reduced by borrowings under the revolving credit facility. Malibu Boats, LLC’s access to these letters of credit expires July 16, 2018 with the expiration of access to the revolving commitment.
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
The Credit Agreement was amended and restated on April 2, 2015. Refer to Note 14 for more information.
9. Income Taxes and Tax Receivable Agreement
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2015, the Company had recorded no valuation allowances against deferred tax assets.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The Company’s effective tax rate was 26.4% and 0.8% for the nine months ended March 31, 2015 and 2014, respectively. The principal differences in the Company's effective tax rate and the statutory federal income tax rate of 35% for the nine months ended March 31, 2015 relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and the impact of an out-of-period state deferred tax adjustment of $844 primarily associated with benefits recognized for the Tennessee jobs tax credit identified and recorded in the second quarter of fiscal 2015. The out-of-period state deferred tax adjustment is reflected as a reduction of the Company's provision for income taxes in the current period. The Company believes the out-of-period tax adjustment is not material to fiscal 2015 or previously issued financial statements. The Company's effective tax rate for the nine months ended March 31, 2015 and 2014 also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests as well as nondeductible offering and acquisition related costs.
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
As of March 31, 2015, the Company had recorded deferred tax assets of $56,802 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC. The aggregate tax receivable agreement liabilities were $47,664 representing 85% of the tax savings that the Company will receive in connection with the anticipated Section 754 election. No amounts are currently due under the Tax Receivable Agreement. In accordance with the Tax Receivable Agreement, the first payment is anticipated to occur 45 days after filing the federal tax return due on March 15, 2016.
10. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Malibu Boats, Inc. Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2015, 1,588,079 shares remain available for future issuance under the Incentive Plan.

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
Stock compensation expense attributable to the Company's equity awards was $314 and $1,131 for the three and nine months ended March 31, 2015, respectively, and $2,077 and $2,141 for the three and nine months ended March 31, 2014, respectively, which included $1.8 million in connection with the Recapitalization by which certain agreements related to profit interest awards previously granted in 2012 under the former LLC agreement were modified to fully vest the awards at the time of Recapitalization and IPO transactions. Stock compensation expense attributed to equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's condensed consolidated statement of operations and comprehensive income (loss). The cash flow effects resulting from restricted unit awards were reflected as noncash operating activities. For the three and nine month period March 31, 2015, the Company recognized $30 in forfeitures attributed to equity awards issued under the Incentive Plan. As of March 31, 2015 and June 30, 2014, unrecognized compensation cost related to nonvested, share-based compensation was $2,354 and $3,515, respectively. As of March 31, 2015, the weighted average years outstanding for unvested awards under the Incentive Plan and under the previously existing LLC Agreement were 3.2 and 1.5 years, respectively.
11. Net Earnings (Loss) Per Share
Basic net earnings (loss) per share of Class A Common Stock is computed by dividing net earnings (loss) attributable to the Company's earnings (loss) by the weighted average number of shares of Class A Common Stock outstanding during the period. The weighted average number of shares of Class A Common Stock outstanding used in computing basic net earnings (loss) per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common stockholders through receipt of additional units of equivalent value to the dividends paid to Class A Common stockholders.
Diluted net earnings (loss) per share of Class A Common Stock is computed similarly to basic net earnings (loss) per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents is calculated using the treasury stock method. The portion of consideration paid in Class A Common Stock related to the acquisition of Malibu Boats Pty. Ltd. that is subject to a time-based restriction is also included in the denominator.
All earnings (loss) prior to and up to February 5, 2014, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings (loss) per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss attributable to Malibu Boats, Inc. from the period subsequent to February 5, 2014 is included in the net loss attributable to stockholders of Class A Common Stock. Basic and diluted net earnings (loss) per share of Class A Common Stock for the three and nine months ended March 31, 2015 and from February 5, 2014 to March 31, 2014 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015	For Period From February 5, 2014 to March 31, 2014
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$4,365	$9,008	$(370)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A Common Stock	15,486,591	15,465,422	11,054,830
Weighted-average participating restricted stock units convertible into Class A Common Stock	63,265	62,410	—
Basic weighted-average shares outstanding	15,549,856	15,527,832	11,054,830
Basic net income (loss) per share	$0.28	$0.58	$(0.03)

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$4,365	$9,008	$(370)
Net income (loss) attributable to the non-controlling interest	—	—	(415)
Net income (loss)	4,365	9,008	(785)
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	15,549,856	15,527,832	11,054,830
Weighted-average vested and non-vested non-controlling interest units convertible into Class A Common Stock	—	—	10,973,646
Weighted-average restricted shares issued for acquisition	122,066	71,205	—
Restricted stock units granted to employees	4,321	1,278	—
Diluted weighted-average shares outstanding [1]	15,676,243	15,600,315	22,028,476
Diluted net income (loss) per share	$0.28	$0.58	$(0.04)
1 The Company excluded 7,001,844 potentially dilutive shares from the calculation of diluted net income (loss) per share for the three and nine months ended March 31, 2015, as these shares would have been antidilutive. No shares were deemed antidilutive for the period from the date of the Company's IPO on February 5, 2014 through March 31, 2014.
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying consolidated statement of operations and comprehensive income (loss). No units were repurchased for the nine months ended March 31, 2015 or March 31, 2014. The Company did not carry a reserve for repurchases as of March 31, 2015 or June 30, 2014, respectively.
Contingencies

Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at March 31, 2015 (unaudited) or June 30, 2014 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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

On February 6, 2015, the Company and Nautique entered into a Settlement Agreement (the "Nautique Settlement Agreement") to settle a lawsuit filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by Nautique of three of the Company's patents. Under the terms of the Nautique Settlement Agreement, Nautique made a one-time payment of $2,250 and entered into a license agreement for the payment of future royalties for boats sold by Nautique using the licensed technology. The parties agreed to dismiss all claims in the patent litigation and jointly request the U.S. Patent and Trademark Office to terminate the patent challenge.

On February 17, 2015, the parties dismissed the patent litigation with prejudice and on February 25, 2015, the U.S. Patent and Trademark Office terminated the inter parties review proceeding.
13. Segment Information

The following tables present financial information for the Company’s reportable segments for the periods indicated:

Three months ended March 31, 2015
	US	Australia	Eliminations	Total
Net sales	$61,283	$5,287	$(1,808)	$64,762
Affiliate (or intersegment) sales	1,808		(1,808)	—
Net sales to external customers	59,475	5,287		64,762
Net income (loss) before provision for income taxes	10,791	541	(275)	11,057
Long-lived assets	30,064	11,756	—	41,820
Total assets	139,806	19,108	(18,680)	140,234

Year to date March 31, 2015
	US	Australia	Eliminations	Total
Net sales	$162,032	$9,643	$(3,770)	$167,905
Affiliate (or intersegment) sales	3,770	—	(3,770)	—
Net sales to external customers	158,262	9,643	—	167,905
Net income (loss) before provision for income taxes	21,481	333	(610)	21,204
Long-lived assets	30,064	11,756	—	41,820
Total assets	139,806	19,108	(18,680)	140,234

14. Subsequent Events
Tender Offer
On April 15, 2015, upon completion of the Offer, the Company purchased 3,333 shares of Class A Common Stock, including Class A Common Stock issued upon the exchange of LLC Units, at a purchase price of $21.00 per share for an aggregate purchase price of approximately $70,000, excluding related fees and expenses of approximately $728 related to the Offer. Upon the acceptance by the Company of such shares, 2,603 shares of the Company’s Class A Common Stock were deemed to have been issued on April 9, 2015 in exchange for 2,603 LLC Units in connection with the Offer. Immediately following settlement of the Offer, the Company owned 14,879 LLC Units representing 77.2% of the economic interest in the LLC while non-controlling LLC Unit holders owned 4,399 LLC Units representing a 22.8% interest in the LLC. The Company funded the purchase price, including the related fees and expenses, with borrowings under its Amended and Restated Credit Agreement which was entered into on April 2, 2015.
In connection with completion of the Offer, the Company estimates it will record deferred tax assets of approximately $26,798 associated with basis differences in assets upon acquiring the additional interest in Malibu Boats Holdings, LLC and in anticipation of making a Section 754 election. The Company also estimates it will record approximately $24,212 in tax receivable agreement liabilities representing 85% of the tax savings that the Company will receive in connection with the Section 754 election. These amounts are preliminary and subject to adjustment.
Amended and Restated Credit Agreement
On April 2, 2015, Malibu Boats, LLC, an indirect subsidiary of the Company and the "Borrower", entered into an Amended and Restated Credit Agreement to its existing credit agreement dated July 16, 2013, by and among the Borrower, its parent, Malibu Boats Holdings, LLC and certain subsidiaries of the Borrower parties thereto, as guarantors, the lenders parties thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank. The Amended and Restated Credit Agreement provides for an $80,000 term loan facility, all of which was made available to and drawn by the Borrower on April 2, 2015, and a revolving credit facility of up to $25,000, each, with a maturity date of April 2, 2020. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50,000, subject to the terms of the Amended and Restated Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Amended and Restated Credit Agreement permits prepayment of the new term loan facility without any penalties. The term loan facility under the Amended and Restated Credit Agreement is subject to quarterly installments of $1,500 per quarter until March 31, 2016, then $2,000 per quarter until March 31, 2019, and $2,500 per quarter thereafter. The Amended and Restated Credit Agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement.
Proceeds from the new term loan facility were used to (i) repurchase $70,000 of the Company's Class A Common Stock in the Offer which closed on April 15, 2015, (ii) refinance amounts outstanding under the Existing Credit Agreement of approximately $10,000, and (iii) pay fees and expenses of approximately $1,100 related to entering into the Amended and Restated Credit Agreement.

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
On a consolidated basis, net sales increased 28.8%, adjusted EBITDA increased 31.9%, and gross margin increased 33.5% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For the nine months ended March 31, 2015, net sales increased 22.1%, adjusted EBITDA increased 18.0% and gross margin increased 22.2% on a consolidated basis as compared to the nine months ended March 31, 2014. Our three and nine months results ended March 31, 2015 include the results of our new Australia segment, which represents the results of our exclusive licensee that we acquired on October 23, 2014. Net sales for our U.S. segment increased 21.9%, adjusted EBITDA increased 24.5%, and gross margin increased 27.8% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Further, net sales for our U.S. segment increased 17.8%, adjusted EBITDA increased 14.2%, and gross margin increased 20.4% for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. For the three and nine months ended March 31, 2015, consolidated net income increased 874.4% and 65.8%, respectively, compared to the three and nine months ended March 31, 2014. For the definition of adjusted EBITDA and a reconciliation to net income (loss), see “—GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Recent Developments
Tender Offer
On March 13, 2015, Malibu Boats, Inc. commenced an offer to purchase up to $70.0 million in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of limited liability company interests of the LLC (“LLC Units”), for cash by means of a “modified Dutch auction” tender offer (the “Offer”). Pursuant to the Offer, holders could tender all or a portion of their shares of Class A Common Stock (1) at a price specified by the tendering stockholder of not less than $21.00 and not more than $23.50 per share of Class A Common Stock, or (2) without specifying a purchase price, in which case their shares of Class A Common Stock would be purchased at the purchase price determined in accordance with the terms of the Offer. Upon completion of the Offer, on April 15, 2015, the Company purchased 3,333,333 shares of Class A Common Stock, including Class A Common Stock issued upon the exchange of LLC Units, at a purchase price of $21.00 per share for an aggregate purchase price of approximately $70,000, excluding related fees and expenses of approximately $728 related to the Offer. Upon the acceptance by the Company of such shares, 2,602,923 shares of the Company’s Class A Common Stock were deemed to have been issued on April 9, 2015 in exchange for 2,602,923 LLC Units in connection with the Offer. Immediately following settlement of the Offer, the Company owned 14,878,899 LLC Units representing 77.2% of the economic interest in the LLC while non-controlling LLC Unit holders owned 4,398,921 LLC Units representing a 22.8% interest in the LLC. The Company funded the purchase price, including the related fees and expenses, with borrowings under its Amended and Restated Credit Agreement which was entered into on April 2, 2015.
Amended and Restated Credit Agreement
On April 2, 2015, our indirect subsidiary, Malibu Boats, LLC (the “Borrower”), entered into an Amended and Restated Credit Agreement to its existing credit agreement dated July 16, 2013, by and among the Borrower, its parent, Malibu Boats Holdings, LLC and certain subsidiaries of the Borrower parties thereto, as guarantors, the lenders parties thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank. The Amended and Restated Credit Agreement provides for an $80.0 million term loan facility, all of which was made available to and drawn by the Borrower on April 2, 2015, and a revolving credit facility of up to $25.0 million, each, with a maturity date of April 2, 2020. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50.0 million, subject to the terms of the Amended and Restated Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The proceeds of the term loan facility were used to fund a portion of the Company’s Offer, to repay the amounts outstanding under the former revolving credit facility, and to pay fees and expenses related to the entering into the Amended and Restated Credit Agreement.
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes have expanded in each of the past three years and we expect this trend to continue in 2015. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 15%, 12% and 13% for 2014, 2013 and 2012, respectively, for 50 reporting states. Domestic retail demand growth has continued in the beginning of 2015, however, the pace has not been as robust as in the previous three years. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, the magnitude and effect of the impact on our business from the recent substantial decrease in the price of oil and the worsening drought in the western U.S. are unclear. To date growth in our domestic market has offset diminished demand from certain international markets. This diminished international demand has primarily been driven by the continued strength of the U.S. dollar, where our product prices have increased along with the U.S. dollar. However, in Australia we have benefited from the strengthened U.S. dollar, where demand for Malibu boats versus the imported competition remains in our favor.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, redesigned models, and innovative features. During 2014, we saw a modest reduction in our domestic market share, when compared to 2013, as our competitors became more aggressive in their product introductions, increased their distribution and began to compete more with our patented Surf Gate system. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain and grow our market share given our industry leading dealer network and a robust new product pipeline. For the 2015 model year which began on July 1, 2014, we introduced two new models: an Axis T23, a larger entry-level traditional bow boat, and the Response LXR, an entry level ski boat. We also debuted the Wakesetter 22 VLX and the remodeled Axis A22 and enhanced our Wakesetter line with new dash systems that incorporate a high resolution 12-inch touchscreen driven by the new Viper 2 software platform, an improved Power Wedge and an optional, all machined aluminum, G4 tower. We plan to continue to bring to market four new or remodeled boats and several never before seen features in the 2016 model year.
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

•
Trailers, parts and accessories sales—sales of boat trailers and replacement and aftermarket boat parts and accessories to our dealer network. Part sales to our Australian operations recognized after the acquisition date are eliminated in consolidation; and

•
Royalty income—licensing fees and royalties that were earned prior to the closing date of our Australia licensee acquisition. The licensee has the exclusive right to manufacture and distribute our products in Australia and New Zealand. Royalty income earned after the acquisition date is eliminated in consolidation. Royalties attributable to our license agreement with Nautique Boat Company, Inc. ("Nautique") entered into on February 6, 2015 at the same time as the Nautique settlement are also included in royalty income.

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
Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our prior credit agreement, debt issuance costs written off in connection with the pay down of all the amounts owed on the credit facilities and term loan with the proceeds from our IPO, and settlement of our interest rate swap. Other income includes the portion of the the Nautique settlement entered into on February 6, 2015, for past infringement claims of three of Malibu's patents.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the nine months ended March 31, 2015, reflects a reported effective tax rate of 26.4% which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, including the impact of an out-of-period tax adjustment associated with benefits recognized for the Tennessee jobs tax credit. Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible offering and acquisition related costs.
Net Income Attributable to Non-controlling Interest
As of March 31, 2015, we had a 69.0% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income (loss) attributable to non-controlling interest represents the portion of net income (loss) attributable to the LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	64,762	100.0%	50,293	100.0%	167,905	100.0%	137,535	100.0%
Cost of sales	46,865	72.4%	36,892	73.4%	123,751	73.7%	101,417	73.7%
Gross profit	17,897	27.6%	13,401	26.6%	44,154	26.3%	36,118	26.3%
Operating expenses:
Selling and marketing	1,657	2.6%	1,512	3.0%	5,326	3.2%	4,454	3.2%
General and administrative	6,124	9.5%	10,299	20.5%	17,090	10.2%	15,322	11.1%
Amortization	593	0.9%	1,294	2.6%	1,912	1.1%	3,883	2.8%
Operating income	9,523	14.7%	296	0.7%	19,826	11.8%	12,459	9.1%
Other income (expense):
Other	1,650	2.5%	—	—%	1,650	1.0%	9	—%
Interest expense	(116)	(0.2)%	(1,207)	(2.4)%	(272)	(0.2)%	(2,980)	(2.2)%
Other income (expense)	1,534	2.4%	(1,207)	(2.4)%	1,378	0.8%	(2,971)	(2.2)%
Net income (loss) before provision for income taxes	11,057	17.1%	(911)	(1.8)%	21,204	12.6%	9,488	6.9%
Provision for income taxes	3,414	5.3%	76	0.2%	5,596	3.3%	76	0.1%
Net income (loss)	7,643	11.8%	(987)	(2.0)%	15,608	9.3%	9,412	6.8%
Net income (loss) attributable to non-controlling interest	3,278	5.1%	(617)	(1.2)%	6,600	3.9%	9,782	7.1%
Net income (loss) attributable to Malibu Boats, Inc.	4,365	6.7%	(370)	(0.7)%	9,008	5.4%	(370)	(0.3)%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
US	900	91.8%	788	100.0%	2,360	94.4%	2,111	100.0%
Australia	80	8.2%	—	—%	140	5.6%	—	—%
Total Units	980		788		2,500		2,111

Volume by Brand
Malibu	711	72.6%	564	71.6%	1,716	68.6%	1,558	73.8%
Axis	269	27.4%	224	28.4%	784	31.4%	553	26.2%
Total Units	980		788		2,500		2,111

Net Sales per Unit	$66,084		$63,824		$67,162		$65,152

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Net Sales
Net sales for the three months ended March 31, 2015 increased $14.5 million, or 28.8%, to $64.8 million as compared to the three months ended March 31, 2014. Included in net sales for the three months ended March 31, 2015 were net sales of $5.3 million attributable to our Australia segment that we acquired on October 23, 2014. Unit volume for the three months ended March 31, 2015 increased 192 units, or 24.4%, to 980 units as compared to the three months ended March 31, 2014. Of the 192 units added, 80 units were added as a result of our Australia segment and the remainder of the increase was primarily due to a demand-driven increase in our daily production rate over the same period in the prior year. Net sales per unit increased approximately 3.5% to $66,084 per unit for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by higher prices and increased selection of optional features, partially offset by the elimination of parts sales between our segments since the acquisition of our Australian licensee in October 2014. Net sales per unit for our U.S. segment increased approximately 6.7% for the three months ended March 31, 2015 compared to three months ended March 31, 2014, primarily driven by higher prices and increased selection of optional features.
Cost of Sales
Cost of sales for the three months ended March 31, 2015 increased $10.0 million, or 27.0%, to $46.9 million as compared to the three months ended March 31, 2014. Included in cost of sales was $0.3 million of integration related expenses attributable to the acquisition of our Australian licensee. The increase in cost of sales was primarily due to the 24.4% increase in unit volume and higher material cost per unit, driven primarily by higher material content per unit associated with the addition of new features such as our new Malibu dash for model year 2015 and increased optional feature selections such as the G4 tower in addition to integration related expenses for our Australian acquisition.
Gross Profit
Gross profit for the three months ended March 31, 2015 increased $4.5 million, or 33.5%, to $17.9 million compared to the three months ended March 31, 2014. The increase in gross profit resulted primarily from higher volumes. Gross margin for the three months ended March 31, 2015 increased to 27.6% from 26.6% over the same period in the prior fiscal year. The increase in gross margin was primarily driven by lower labor and warranty expenses, offset by $0.3 million of integration related expenses attributable to the acquisition of our Australian licensee. Excluding these integration related expenses, gross margin increased to 28.1%, or 150 basis points, for the three months ended March 31, 2015.
Operating Expenses
Selling and marketing expense for the three month period ended March 31, 2015 increased approximately $0.2 million, or 9.6%, to $1.7 million compared to the three months ended March 31, 2014, due to increased volumes, as well as incremental selling and marketing related expenses in Australia. General and administrative expenses for the three months ended March 31, 2015 decreased $4.2 million, or 40.5%, to $6.1 million as compared to the three months ended March 31, 2014, largely due to one-time charges incurred in connection with our IPO in February 2014, including a $3.8 million termination fee for our previously existing management agreement and $1.8 million for stock compensation charges associated with the modification of awards granted in 2012, and $0.8 million in management fees attributable to the previously noted management agreement incurred through the date of our IPO on February 5, 2014, which we did not have for the quarter ended March 31, 2015. This decrease was partially offset by increased legal costs of $0.6 million primarily related to our Nautique litigation settled February 6, 2015, acquisition related expenses of $0.1 million attributable to the acquisition of our Australian licensee, and incremental expenses associated with becoming a public company. These charges were collectively approximately $1.0 million higher and primarily included payroll related expenses associated with additional headcount as well as fees for audit, tax, investor relations, and directors and officers insurance. For the three months ended March 31, 2015, general and administrative expenses for our Australian operations excluding amortization were $0.3 million. Amortization expense for the three months ended March 31, 2015 decreased $0.7 million, or 54.2%, to $0.6 million primarily due to the full amortization of our dealer relationship intangible acquired in 2006, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
Other Income (Expense), Net
Other income for the three month period ended March 31, 2015 was $1.5 million as compared to other expense of $1.2 million for the three months ended March 31, 2014, a change of $2.7 million. The increase in other income is primarily related to the settlement of our patent infringement lawsuit with Nautique. Under the terms of the agreement with Nautique on February 6, 2015 (the "Nautique Settlement Agreement"), we received $2.3 million, which was attributed to the settlement of patent infringement claims and future royalty payments under a royalty-bearing licensing agreement we entered with Nautique for boats sold by Nautique with our surfing technology beginning on February 1, 2015. For the three months ended March 31, 2014, interest expense of $0.7 million was attributed to our $65.0 million term loan which was paid off with the proceeds from our initial public offering in February 2014. Included in interest expense was $0.5 million in deferred financing costs written off in connection with the pay down of our term loan.
Provision for Income Taxes
Our provision for income taxes was $3.4 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, reflecting a reported effective tax rate of 30.9% and 0.8% over the same period. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income (loss). In addition, the reported effective rate rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible offering and acquisition related costs. There was no provision for income taxes prior to our IPO on February 5, 2014 because the LLC was a pass-through entity for federal purposes and, therefore, was not subject to federal income taxes.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for the three month period ended March 31, 2015 by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2015, the non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 31.0%. All of the pre-tax income (loss) for the period up to our IPO on February 5, 2014 was attributed to the non-controlling interest. Following the IPO through March 31, 2014, the non-controlling interest was 50.7%.
Comparison of the Nine Months Ended March 31, 2015 to the Nine Months Ended March 31, 2014
Net Sales
Net sales for the nine months ended March 31, 2015 increased $30.4 million, or 22.1%, to $167.9 million as compared to the nine months ended March 31, 2014. Included in net sales for the nine months ended March 31, 2015 were net sales of $9.6 million attributable to our Australia segment. Unit volume for the nine months ended March 31, 2015 increased 389 units to 2,500 units, an 18.4% increase as compared to the nine months ended March 31, 2014. Of the 389 units added, 140 units were added due to our Australia segment and the remainder was primarily due to an increase in our daily production rate over the same period in the prior year. Net sales per unit increased approximately 3.1% to $67,162 per unit for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, primarily driven by higher prices in our U.S. segment and increased selection of optional features, partially offset by increased sales of our Axis brand. Net sales per unit for our U.S. segment increased approximately 5.4% to $68,658 per unit for the nine months ended March 31, 2015 compared to nine months ended March 31, 2014.
Cost of Sales
Cost of sales for the nine months ended March 31, 2015 increased $22.3 million, or 22.0% to $123.8 million as compared to the nine months ended March 31, 2014. Included in cost of sales was $0.9 million of integration related expenses attributable to the acquisition of our Australian licensee. The increase in cost of sales was primarily due to the 18.4% increase in unit volume and higher material cost per unit, driven primarily by higher material content per unit associated with the addition of new features such as our new Malibu dash for model year 2015 and increased optional feature selections such as the G4 tower in addition to integration related expenses for our Australian acquisition.
Gross Profit
Gross profit for the nine month period ended March 31, 2015 increased $8.0 million, or 22.2%, to $44.2 million compared to the nine months ended March 31, 2014. The increase in gross profit resulted primarily from higher volumes. Gross margin for the nine months ended March 31, 2015 was flat at 26.3% as compared to the same period in the prior fiscal year. The flat gross margin was driven by $0.9 million in integration related expenses attributable to the acquisition of our Australian licensee. Excluding these integration related expenses, gross margin increased to 26.8%, or 53 basis points for the nine months ended March 31, 2015.
Operating Expenses
Selling and marketing expense for the nine months ended March 31, 2015 increased $0.8 million, or 19.6%, to $5.3 million for the nine month period ended March 31, 2015 compared to the nine months ended March 31, 2014. The increase in selling and marketing expense is due to increased marketing costs associated with higher volumes as well as incremental selling and marketing related expenses in Australia. General and administrative expenses for the nine months ended March 31, 2015 increased $1.8 million, or 11.5%, to $17.1 million as compared to the nine months ended March 31, 2014. The increase in general and administrative expenses is due to a number of factors including higher legal costs of $3.5 million associated with our settled litigation matters, acquisition related expenses of $0.8 million attributable to the acquisition of our Australian licensee, an increase of $0.8 million in stock compensation charges, excluding the one-time modification of awards granted in 2012, and incremental expenses associated with being a public company. Public company related expenses were collectively approximately $2.7 million higher and primarily included payroll related expenses associated with additional headcount as well as fees for audit, tax, investor relations, and directors and officers insurance. This increase was offset by one-time charges associated with our IPO in February 2014 including a $3.8 million termination fee associated with our previously existing management agreement and $1.8 million in stock compensation expense for the modification of awards granted in 2012, and $0.8 million in management fees attributable to the previously noted management agreement terminated with the IPO. For the nine months ended March 31, 2015, general and administrative expenses for our Australian operations excluding amortization were $0.5 million. Amortization expense for the nine months ended March 31, 2015 decreased $2.0 million, or 50.8%, to $1.9 million primarily due to the full amortization of our dealer relationship intangible acquired in 2006, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
Other Income (Expense), Net
Other income for the nine month period ended March 31, 2015 was $1.4 million as compared to other expense of $3.0 million for the nine months ended March 31, 2014, a change of $4.4 million. The increase in other income is primarily related to our settlement of our patent infringement lawsuit with Nautique. Under terms of the Nautique Settlement Agreement, we received $2.3 million, which was attributed to the settlement of patent infringement claims and future royalty payments under a royalty-bearing licensing agreement we entered with Nautique for boats sold by Nautique with our surfing technology beginning on February 1, 2015. For the three months ended March 31, 2014, interest expense of $2.5 million was attributed to our $65.0 million term loan which was paid off with the proceeds from our IPO in February 2014. Included in interest expense was $0.5 million in deferred financing costs written off in connection with the pay down of term loan.
Provision for Income Taxes
Our provision for income taxes was $5.6 million and $0.1 million for the nine months ended March 31, 2015 and 2014, respectively, reflecting a reported effective tax rate of 26.4% and 0.8% over the same period. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income (loss), including the impact of an out-of-period tax adjustment of $0.8 million primarily associated with benefits recognized for the Tennessee jobs tax credit. In addition, the reported effective rate rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible offering and acquisition related costs. There was no provision for income taxes prior to our IPO on February 5, 2014 because the LLC was a pass-through entity for federal purposes and, therefore, was not subject to federal income taxes.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income (loss) for this period by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 31.1%. All of the pre-tax income (loss) for the period up to our IPO on February 5, 2014 was attributed to the non-controlling interest. Following the IPO through March 31, 2014, the non-controlling interest was 50.7%.
GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as earnings (loss) before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring and non-operating expenses, including management fees and expenses, certain professional fees and litigation settlement, acquisition and integration related expenses, non-cash compensation expense and offering related expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted

EBITDA Margin are not measures of net income (loss) as determined by accounting principles generally accepted in the United States ("GAAP"). Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring and non-operating expenses. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated (dollars in thousands, except for percentages):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$7,643	$(987)	$15,608	$9,412
Provision for income taxes	3,414	76	5,596	76
Interest expense	116	1,207	272	2,980
Depreciation	622	445	1,791	1,127
Amortization	593	1,294	1,912	3,883
Management fees and expenses [1]	—	4,541	—	4,584
Professional fees and litigation settlement [2]	(408)	749	3,068	1,503
Acquisition and integration related expenses [3]	366	—	1,666	—
Stock based compensation expense [4]	314	2,077	1,131	2,141
Offering related expenses [5]	628	670	728	1,222
Adjusted EBITDA	$13,288	$10,072	$31,772	$26,928
Adjusted EBITDA Margin	20.5%	20.0%	18.9%	19.6%

(1)
Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of our IPO. Upon termination of the agreement, we paid a one time termination fee of $3.75 million.

(2)
Represents legal and advisory fees related to our litigation with Pacific Coast Marine Windshield Ltd., or "PCMW", and Nautique offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015. For more information about the Nautique legal proceedings, refer to Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
Acquisition related expenses of $91 and $813 for the three and nine months ended March 31, 2015, respectively, include legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014. Integration related expenses include post-acquisition adjustments to cost of goods sold of $234 for the fair value step up of inventory acquired which was expensed entirely during the second quarter of fiscal 2015 as well as $275 and $619 for the three and nine months ended March 31, 2015, respectively, related to excess cost of goods sold recognized at Malibu Boats Pty. Ltd related to goods purchased from our U.S. operating segment prior to the acquisition date.

(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. The Company recorded a $1.8 million stock compensation charge for the three months ended March 31, 2014 as a result of the modification of certain profits interest awards previously granted in 2012 under the first amended and restated limited liability company agreement of the LLC, as amended, in connection with our IPO. See Note 10 to our condensed consolidated financial statements.

(5)
For the three months ended March 31, 2015, offering related expenses include legal and advisory costs associated with our tender offer which was announced March 13, 2015. For the nine months ended March 31, 2015, offering related expenses include legal and advisory costs associated with our tender offer and our follow-on offering completed July 15, 2014 of $628 and $100, respectively. For the three and nine months ended March 31, 2014, it represents legal, accounting and other expenses directly related to our Recapitalization and IPO.

Adjusted Fully Distributed Net Income

We define Adjusted Fully Distributed Net Income as net income (loss) attributable to Malibu (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income (loss) before income taxes (assuming no income attributable to non-controlling interests) at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income (loss) attributable to Malibu Boats, Inc, before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
We use Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone.
We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income (loss) on a consistent basis from period to period because it removes non-cash and non-recurring items, and eliminates the variability of non-controlling interest as a result of member exchanges of LLC Units into shares of Class A Common Stock.
In addition, because Adjusted Fully Distributed Net Income are susceptible to varying calculations, the Adjusted Fully Distributed Net Income measures, as presented in this Quarterly Report, may differ from and may, therefore, not be comparable to similarly titled measures used by other companies.
The table that follows shows the reconciliation of net income (loss) attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss) attributable to Malibu Boats, Inc.	$4,365	$(370)	$9,008	$(370)
Provision for income taxes	3,414	76	5,596	76
Management fees and expenses [1]	—	4,541	—	4,584
Professional fees and litigation settlement [2]	(408)	749	3,068	1,503
Acquisition and integration related expenses [3]	366	—	1,666	—
Stock based compensation expense [4]	314	2,077	1,131	2,141
Offering related expenses [5]	628	670	728	1,222
Net income (loss) attributable to non-controlling interest [6]	3,278	(617)	6,600	9,782
Fully distributed net income before income taxes	11,957	7,126	27,797	18,938
Income tax expense on fully distributed income before income taxes [7]	4,245	2,682	9,868	7,126
Adjusted fully distributed net income	$7,712	$4,444	$17,929	$11,812

Adjusted Fully Distributed Net Income per share of Class A Common Stock [8]:
Basic	$0.34	$0.20	$0.79	$0.53
Diluted	$0.34	$0.20	$0.79	$0.53

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [9]:
Basic	22,678,824	22,428,567	22,601,655	22,428,567
Diluted	22,678,824	22,428,567	22,601,655	22,428,567

(1)
Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of our IPO. Upon termination of the agreement, we paid a one time termination fee of $3.75 million.

(2)
Represents legal and advisory fees related to our litigation with PCMW and Nautique offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015. For more information about the Nautique legal proceedings, refer to Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
Acquisition related expenses of $91 and $813 for the three and nine months ended March 31, 2015, respectively, include legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014. Integration related expenses include post-acquisition adjustments to cost of goods sold of $234 for the fair value step up of inventory acquired which was expensed entirely during the second quarter of fiscal 2015 as well as $275 and $619 for the three and nine months ended March 31, 2015, respectively, related to excess cost of goods sold recognized at Malibu Boats Pty. Ltd related to goods purchased from our U.S. operating segment prior to the acquisition date.

(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. The Company recorded a $1.8 million stock compensation charge for the three months ended March 31, 2014 as a result of the modification of certain profits interest awards previously granted in 2012 under the first amended and restated limited liability company agreement of the LLC, as amended, in connection with our IPO. See Note 10 to our condensed consolidated financial statements.

(5)
For the three months ended March 31, 2015, offering related expenses include legal and advisory costs associated with our tender offer which was announced March 13, 2015. For the nine months ended March 31, 2015, offering related expenses include legal and advisory costs associated with our tender offer and our follow-on offering completed July 15, 2014 of $628 and $100, respectively. For the three and nine months ended March 31, 2014, it represents legal, accounting and other expenses directly related to our Recapitalization and IPO.

(6)
Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock. Earnings (loss) prior and up to our IPO on February 5, 2014 were entirely allocable to members of the LLC, as such we updated our historical presentation to attribute these earnings (loss) to the non-controlling interest LLC Unit holders.

(7)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% and 37.6% of income before income taxes for the three and nine months ended March 31, 2015 and 2014, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding offering related expenses. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

(8)	Adjusted fully distributed net income divided by the shares of Class A Common Stock outstanding in (9) below.
(9)
The weighted average shares of Class A Common Stock represents (i) the 15,609,309 shares of Class A Common Stock outstanding as of March 31, 2015, plus (ii) the 7,001,844 remaining LLC Units not held by the Company as of March 31, 2015 as if they were exchanged on a one-for-one basis for the Company's Class A Common Stock, plus (iii) the 67,671 fully vested stock units outstanding as of March 31, 2015 granted to directors for their services.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2015	2014
Total cash provided by (used in):
Operating activities	$2,735	$14,246
Investment activities	(16,032)	(3,828)
Financing activities	8,281	(21,054)
Impact of currency exchange rates on cash balances	128	—
Decrease in cash	$(4,888)	$(10,636)
Comparison of the Nine Months Ended March 31, 2015 to the Nine Months Ended March 31, 2014
Operating Activities
Net cash provided by operating activities was $2.7 million for the nine months ended March 31, 2015 compared to net cash provided by operating activities of $14.2 million for the same period in 2014, a decrease of $11.5 million. The decrease in cash from operating activities was primarily due to cash payments of approximately $23.5 million, including a $20.0 million payment to settle our PCMW litigation in October 2014 and legal fees associated with our Nautique litigation as well as acquisition related costs paid for in connection with the acquisition of our Australian licensee. Cash payments to suppliers for purchase of raw material and other supplies used in the manufacturing process increased $15.0 million while cash receipts from boat sales to our dealer network increased $27.0 million for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014 due to the timing of collections.
Investing Activities
Net cash used for investing activities was $16.0 million for the nine months ended March 31, 2015 compared to $3.8 million for the nine months ended March 31, 2014, an increase of $12.2 million. Our cash used for investing activities for the nine months ended March 31, 2015 included the acquisition of our Australian licensee and our cash used in investing activities for the nine months ended March 31, 2015 and 2014 related to investments in new property and equipment, including boat molds, a mezzanine addition to our main facility, and construction of a warehouse and loading facility as well as capital outlays for trailer manufacturing infrastructure at our Loudon, Tennessee plant.
Financing Activities
Net cash provided by financing activities was $8.3 million for the nine months ended March 31, 2015 compared to net cash used of $21.1 million for the nine months ended March 31, 2014, an increase of $29.3 million. During the nine months ended March 31, 2015, we borrowed $20.0 million under our revolving credit facility to fund the PCMW settlement agreement and acquisition of our Australian licensee and paid down $10.0 million over the same period. During this same period, we paid distributions to the holders of LLC Units of $0.7 million. We also completed a follow-on equity offering in July 2014, in which we received net proceeds of $76.8 million, all of which proceeds were used to purchase LLC Units directly from existing holders of LLC Units. We paid costs of $0.9 million which were directly attributable to the completion of the follow-on offering. We paid approximately $0.1 million in deferred financing fees during the nine months ended March 31, 2015 for amending the credit agreement to increase the amount available under the revolving line of credit. During July 2013, we refinanced our term loan for $65.0 million with the proceeds from the IPO. The proceeds from our new term loan not used to repay our former term loan were used to pay distributions to holders of the LLC Units. In connection with the refinancing, we paid $1.0 million for financing fees directly attributable to obtaining the term loan.
Amended and Restated Credit Agreement
On April 2, 2015, our indirect subsidiary, Malibu Boats, LLC, as borrower, entered into an Amended and Restated Credit Agreement to its previously existing credit agreement dated July 16, 2013, by and among the Borrower, its parent, Malibu Boats Holdings, LLC and certain subsidiaries of the borrower parties thereto, as guarantors, the lenders parties thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank. The Amended and Restated Credit Agreement provides for an $80.0 million term loan facility, all of which was made available to and drawn by the Borrower on April 2, 2015, and a revolving credit facility of up to $25.0 million, each, with a maturity date of April 2, 2020. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50.0 million, subject to the terms of the Amended and Restated Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. As with the previously existing credit agreement, the obligations of the Borrower under the Amended and Restated Credit Agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to the Amended and Restated Security Agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents.
The Amended and Restated Credit Agreement permits prepayment of the new term loan facility without any penalties. The term loan facility under the Amended and Restated Credit Agreement is subject to quarterly installments of $1.5 million per quarter until March 31, 2016, then $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. The Credit Agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. The Borrower used proceeds from the $80 million term loan and cash on hand to (i)

repurchase $70.0 million of Class A Common Stock upon completion of the Offer, (ii) pay all outstanding amounts, or $10.0 million, under the revolving credit facility of the previously existing credit agreement and (iii) pay $1.1 million in fees and expenses related to the entering into of the Amended and Restated Credit Agreement.
The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Credit Agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The Credit Agreement permits, however, distributions based on a member’s allocated taxable income and also includes carve-outs to permit certain other distributions.
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
In accordance with the tax receivable agreement, the first payment is anticipated to occur 45 days after filing the federal tax return due on March 15, 2016. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2015 to be similar to our fiscal year 2014 capital expenditures. Capital expenditures for the balance of fiscal year 2015 are expected to consist primarily of routine capital investments, including new tooling, an expansion of our Tennessee facility and investments in additional vertical integration initiatives at our Tennessee facility, primarily relating to in-house trailer manufacturing, which we expect to incur over the next quarter.
Contractual Obligations and Commitments
Since June 30, 2014, we borrowed $20.0 million under our revolving credit facility on October 3, 2014 and have since repaid $10.0 million, resulting in $10.0 million outstanding under our revolving credit facility as of March 31, 2015. As noted above, our indirect subsidiary, Malibu Boats, LLC, as borrower, entered into an Amended and Restated Credit Agreement on April 2, 2015 and on such date borrowed $80.0 million under the term loan facility. A portion of the proceeds from the term loan were used to repay the outstanding amount under our revolving credit facility and we currently have no amounts borrowed under our revolving credit facility. The term loan must be repaid in quarterly installments of $1.5 million per quarter until March 31, 2016, then $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. The term loan facility and the revolving credit facility each have a maturity date of April 2, 2020.
Off Balance Sheet Arrangements
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
In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03. This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is evaluating the new guidance and the impact it will have on the Company's consolidated financial statements.
As of March 31, 2015, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in the Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as, other U.S. based suppliers and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a foreign currency transaction losses of $0.1 million and $0.2 million for the three and nine months ending March 31, 2015, respectively. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our market risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our credit agreement which bears interest at variable rates. At March 31, 2015, $10.0 million was outstanding under our revolving credit facility. As of March 31, 2015, the undrawn borrowing availability under the revolving line of credit was $20.0 million. Borrowings under the revolving credit facility bear interest at Malibu Boats, LLC’s option of Bank Prime or London Interbank Offered Rate (“LIBOR”) plus the applicable margin which ranges from 1.50% to 2.25% for base rate loans or 2.50% to 3.25% for LIBOR rate loans, in each case, depending on our leverage ratio, as defined in the credit agreement. On April 3, 2015, we entered into a new amended and restated credit agreement an d Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. Under our
Refer to our Annual Report on Form 10-K for the year ended June 30, 2014, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed therein or disclosed above.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 12 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

On February 6, 2015, the Company and Nautique entered into the Nautique Settlement Agreement to settle a lawsuit filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by Nautique of three of the Company's patents. Under the terms of the Nautique Settlement Agreement, Nautique made a one-time payment of $2.25 million and entered into a license agreement for the payment of future royalties for boats sold by Nautique using the licensed technology. The parties agreed to dismiss all claims in the patent litigation and jointly request the U.S. Patent and Trademark Office to terminate the patent challenge.
Item 1A. Risk Factors
During the quarter ended March 31, 2015, there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2014, except that we have updated the risk factors below.
We recently incurred a significant amount of debt and our debt service obligations could adversely affect our ability to operate our company successfully and achieve growth.
Our indirect subsidiary, Malibu Boats, LLC, as borrower, entered into an Amended and Restated Credit Agreement on April 2, 2015 and on such date borrowed $80.0 million under a new term loan facility. The term loan must be repaid in quarterly installments of $1.5 million per quarter until March 31, 2016, then $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. The credit agreement also provides for a revolving credit facility of up to $25.0 million. We also have the option to request the lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50.0 million, subject to the terms of the Amended and Restated Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments. The term loan facility and the revolving credit facility each have a maturity date of April 2, 2020.
Because of our increased debt levels, we will need to dedicate a larger portion of our cash flow from operations to pay principal and interest on our debt, which may reduce or delay our ability to expand our business through capital expenditures, acquisitions and other means.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 15, 2015, Malibu Boats, Inc. accepted 3,333,333 tendered shares of its Class A Common Stock in its “modified Dutch auction” tender offer in which it purchased such shares of its Class A Common Stock for $21.00 per share in cash (the “Offer”). The Offer expired on April 9, 2015. Upon the acceptance by the Company of such shares on April 15, 2015, 2,602,923 shares of the Company’s Class A Common Stock were deemed to have been issued on April 9, 2015 in exchange for 2,602,923 limited liability company interests of Malibu Boats Holdings, LLC (the “LLC”) in connection with the Offer. The shares of Class A Common Stock were issued to 37 individuals and entities, of which less than 35 of such individuals and entities are non-accredited investors, in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On April 15, 2015, in connection with transfers of limited liability company interests of the LLC (“LLC Units”) by certain members of the LLC to two entities (the “New LLC Members”), the Company issued a total of two shares of its Class B Common Stock, par value $0.01 per share (“Class B Common Stock”), to the New LLC Members, each of which is an accredited investor, for nominal consideration. These shares of Class B Common Stock were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These two shares of Class B Common Stock were subsequently cancelled on April 15, 2015 in connection with the exchange by the New LLC Members of their 12,200 LLC Units into 12,200 shares of Class A Common Stock. The shares of Class A Common Stock were issued to the two entities, each of which is an accredited investor, in reliance on the exemption under Section 4(a)(2) of the Securities Act.
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
10.1
Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, swingline lender and issuing lender, and the lenders and other guarantors party thereto, dated April 2, 2015. [1]

10.2	Amended and Restated Security Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent, dated April 2, 2015.[1]
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

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on April 2, 2015.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2015	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)