Form 10-K
period 2015-06-30
Malibu Boats, Inc.
filed 2015-09-10
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Large accelerated filer ☐     Accelerated filer ☑        Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $268.0 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2014 and the closing price of the registrant’s Class A common stock on the NASDAQ Global Select Market on December 31, 2014. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of September 9, 2015 was 17,880,959 and 23, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2015.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding our future financial position, sources of revenue, demand for our products, our strengths, business strategy and plans, prospective products or products under development, costs, timing and likelihood of success, gross margins, non-GAAP financial measures and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include general economic conditions; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our failure to manage our manufacturing levels while addressing the seasonal retail pattern for our products; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; our ability to meet our manufacturing workforce needs; our reliance on third-party suppliers and ability to obtain adequate raw materials and components; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to grow our business through acquisitions or strategic alliances and new partnerships; our ability to protect our intellectual property; disruptions to our network and information systems; exposure to workers' compensation claims and other workplace liabilities; risks inherent in operating in foreign jurisdictions; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our credit facilities which may limit our operating flexibility; and our status as an “emerging growth company”.
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

•
we refer to Malibu Boats Pty. Ltd. as our "Licensee" by which all outstanding shares were acquired by the Company on October 23, 2014, and its results from the closing date of the transaction are included in the consolidated financial results for the fiscal year ended June 30, 2015;

•
references to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30. Fiscal years 2012 and 2013 for the LLC ended on June 30, 2012 and 2013, respectively. Fiscal years 2014 and 2015 ended on June 30, 2014 and 2015, respectively;

•
we use the term “performance sport boat category” to refer to our industry category, primarily consisting of fiberglass boats equipped with inboard propulsion and ranging from 19 feet to 26 feet in length, which we believe most closely corresponds to (1) the inboard ski/wakeboard category, as defined and tracked by the National Marine Manufacturers Association, or NMMA, and (2) the inboard skiboat category, as defined and tracked by Statistical Surveys, Inc., or SSI; and

•
references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2015, and excludes such data for Australia and New Zealand.

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
We sell our high performance boats under two brands-Malibu and Axis Wake Research, or Axis. Our flagship Malibu brand boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium boating experience. Retail prices of our Malibu boats typically range from $60,000 to $130,000. We launched our Axis brand of boats in 2009 to appeal to consumers who desire a more affordable product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Axis boats typically range from $45,000 to $85,000.
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
We sell our boats through a dealer network that we believe is the strongest in the performance sport boat category. As of July 1, 2015, our distribution channel consisted of 114 independent dealers in North America operating in 154 locations in North America and we had 64 independent dealer locations across 44 countries outside of North America, including Australia. Our boats are the exclusive performance sport boats offered by the majority of our dealers. Additionally, we believe that our Australia segment is the largest performance sport boat manufacturer in that country. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Financial Information About Segments
We report our results of operations under two reportable segments called the U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
The segment and geographic information required herein is contained in Note 17 - Segment Reporting, in the notes to our consolidated financial statements.
Our Market Opportunity
During calendar year 2014, retail sales of new powerboats in the United States totaled $7.4 billion. Of the powerboat categories defined and tracked by the NMMA, our core market corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, which totaled over $5.1 billion of sales in 2014. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2014:

Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	144,800	$3,347
Sterndrive	13,900	1,020
Performance sport boat	7,100	587
Jet boat	3,500	162
Total addressable market	169,300	$5,116
We believe we are well-positioned to benefit from trends in our addressable market, including:
Improving Macroeconomic Environment Driving Increased Consumer Demand for Boats. Following the economic downturn, the recreational boating industry has grown and is projected to continue to recover. While domestic sales of new performance sport boats in 2014 grew to approximately 7,100 units, they remained 46% below the category’s 2006 sales volume of 13,100. NMMA projects that total U.S. traditional powerboat wholesale shipments through 2017 will grow at a compound annual growth rate, or CAGR, of 7.2%. While there is no guarantee that these projected growth rates will be achieved in the future, we believe there remains significant opportunity for growth from increased consumer demand in the recreational boating industry as the economy improves.
Increasing Ages of Used Boats Driving New Boat Sales. In 2014, new powerboats accounted for approximately one out of five powerboat sales in the United States compared to an average of approximately one out of four between 2002 and 2008. We believe the shift toward purchasing more used boats during the economic downturn helped cause the average age of powerboats in use to increase from 15 years in 1997 to over 21 years today. As the powerboat industry continues its ongoing recovery and older boats reach the end of their usable lives, we expect consumer purchases of new boats to shift back toward historic levels benefiting new boat manufacturers.
Our Strengths
#1 Market Share Position in Performance Sport Boat Category. According to SSI, we have held the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for calendar years since 2010 including 2014. We have grown our U.S. market share from 23.1% in 2008, the year prior to the arrival of our current Chief Executive Officer and Chief Financial Officer, to 32.0% in 2014. The following table reflects our U.S. market share in the performance sport boat category compared to the market share of our competitors for the periods shown:

	U.S. Market Share in Performance Sport Boat Category
Manufacturer/Brand(s)	2008	2009	2010	2011	2012	2013	2014

Malibu Boats/Malibu and Axis	23.1%	23.4%	24.2%	28.7%	30.6%	32.8%	32.0%
MasterCraft Boat Company, LLC/MasterCraft	23.8	24.7	23.4	24.3	21.9	20.0	20.5
Correct Craft, Inc./Nautique [1]	15.2	13.9	16.0	14.8	14.7	15.8	17.1
Skier's Choice, Inc./Supra and Moomba	16.6	15.6	16.5	15.5	14.6	12.6	12.0
All others	21.3	22.4	19.9	16.7	18.2	18.8	18.4
Total	100%	100%	100%	100%	100%	100%	100%

(1)	In June 2015, Correct Craft acquired majority interest in both Centurion Boats and Supreme Boats. This acquisition is not reflected in the table above.
In addition, our 55% market share of performance sport boat exports to international markets for the 12 months ended March 31, 2015 was the highest among U.S. manufacturers.
Performance Sport Boat Category Taking Share. As the recovery in the general economy and overall powerboat industry has continued, the performance sport boat category in which we participate has experienced one of the highest growth rates. New unit sales of performance sport boats in the United States increased by 11% from 2012 to 2013, while new unit sales of all other powerboats in the United States increased 2% over the same period. This trend continued in 2014, as new unit sales of performance sport boats and all other powerboats in the United States increased by 16% and 6%, respectively, for the year ended December 31, 2014. We believe this is largely attributable to increased innovation in the features, designs and layouts of performance sport boats, which has improved the performance, functionality and versatility of these boats versus other recreational powerboats, particularly the larger category of sterndrive boats. We believe that we have been at the forefront of product innovation and will continue to appeal to a broader consumer base that values our boats not only for water sports, but also for general recreational boating and leisure activities. We believe that our market-leading position within our expanding category will create continued growth opportunities for us.
Poised to Take Advantage of the Performance Sport Boat Market Recovery. With our leading and growing market share in our category, we believe that we are well-positioned to take advantage of the ongoing recovery in the powerboat market. While the performance sport boat category grew 16% in 2014, new unit sales still remain significantly below historical peaks. As illustrated in the chart below, the 7,100 new units sold in calendar year 2014 were 39% below the average annual new unit sales volume of 11,714 observed between 2001 and 2007 and 46% below the 13,100 new units sold in 2006. While there is no guarantee that the market will continue to grow or return to historical sales levels, we believe we are in the early stages of a recovery that presents significant opportunity for growth.

Even if the performance sport boat market does not reach previous peak levels, we believe that our #1 market share position in a category that is growing faster than the overall powerboat industry, our investments in our business during and subsequent to the economic downturn, including the acquisition of our Australian licensee, vertical integration efforts related to manufacturing our own trailers, and our innovative product offering should drive superior performance.
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

•	launch of the Axis brand of boats in 2009, designed from the ground up to be an entry-level product, which has already captured a 9.4% share of the U.S. market in our category as of December 31, 2014;

•	introduction of the patented Power Wedge in 2006, which gives boaters the ability to customize the size and shape of the boat’s wake with the push of a button;

•	integration of the manufacturing of our own trailers beginning with model year 2016, including full trailer design and construction which provides greater customization and quality control; and

•
a strong new product lineup for model year 2016 that includes the launch of the Malibu Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20. In addition, on our model year 2016 products, we offer an improved Surf Gate system with hydraulic actuators, our patented rider controlled Surf Band technology, new windshields, new vinyl and backup cameras.
Strong Dealer Network. We have worked diligently with our dealers to develop the strongest distribution network in the performance sport boat category. We believe that our distribution network of 154 North American dealer locations and 64 international dealer locations as of July 1, 2015 allows us to distribute our products more broadly and effectively than our competitors. For calendar year 2014, our dealers held the #1 market share position for the performance sport boat category in 88 of 136 U.S. markets. We have nominal dealer concentration, with no single dealer accounting for more than 4.7% of our unit volume for fiscal years 2015, 2014 and 2013, and our top ten dealers representing 33.7%, 34.1% and 36.1% of our unit volume for fiscal years 2015, 2014 and 2013, respectively. We continually review our geographic coverage to identify opportunities for expansion and improvement, and will, where necessary, add dealer locations to address previously underserved markets or replace under performing dealers.
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
Compelling Margins and Cash Flow. Our adjusted EBITDA margin was 19.1%, 19.5% and 19.0% for fiscal years 2015, 2014, and 2013, respectively. For the definition of adjusted EBITDA margin and a reconciliation to net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - GAAP Reconciliation of Non-GAAP Financial Measures.” In recent years, we have implemented a number of initiatives to reduce our cost base and improve the efficiency of our manufacturing process. Re-engineering the manufacturing process in our Tennessee facility has reduced labor hours per boat produced, and close collaboration between our product development and manufacturing teams has improved production throughput and product quality. Further, vertical integration of tower and tower accessory production has allowed us to increase incremental margin per boat sold. In 2015, we incurred additional expenditures related to being a public company and purchased our Australian licensee, both of which had a negative impact on adjusted EBITDA margin when compared to prior periods. As a result of these initiatives and specific factors, adjusted EBITDA for fiscal year 2015 grew 17.1% on net sales growth of 19.7% as compared to fiscal year 2014. Our low capital expenditure requirements and a highly efficient working capital cycle allowed us to generate significant excess cash flow, excluding one time litigation and settlement costs, acquisition expenses and offering related expenditures, in fiscal years 2015, 2014 and 2013. We believe our strong cash flow increases our financial stability and provides us with more flexibility to invest in growth initiatives.
Highly Experienced Management Team. Our experienced management team has demonstrated its ability to identify, create and integrate new product innovations, improve financial performance, optimize operations, enhance our distribution model and recruit top industry talent. Our Chief Executive Officer, Jack Springer, joined Malibu Boats in 2009 and has assembled an executive team with strong, complementary talents and experience. This team has led a workforce that we believe has produced superior results, including market share gains, sales growth and profitability improvement.
Our Strategy
We intend to capitalize on the ongoing recovery in the powerboat market through the following strategies:
Continue to Develop New and Innovative Products in Our Core Markets. We intend to continue developing and introducing new and innovative products—both new boat models to better address a broader range of consumers and new features to deliver better performance, functionality, convenience, comfort and safety to our consumers. We believe that new products and features are important to the growth of our market share, the continued expansion of our category and our ability to maintain attractive margins.
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the performance sport boat category, while also updating and refreshing our existing boat models regularly. For example, we introduced Axis-branded boats starting in 2009 to address the entry-level segment of our category, and we launched the Malibu Wakesetter MXZ product line in 2012 to enter the premium “picklefork” bow design segment of our market. Second, we seek to develop and integrate innovative new features into our boats, such as Surf Gate, Malibu Touch Command and Power Wedge. Over the past two years, we have continued these strategies by introducing seven new models, including four in the Axis line, and enhanced its optional feature offerings with the new Power Wedge II and the industry's first 12-inch touchscreen dash system. For the 2016 model year, which began July 1, 2015, we released the Wakesetter 25 LSV, the Wakesetter 20 VTX and the Axis A20. In addition, on our model year 2016 products, we offer an improved Surf Gate system with hydraulic actuators, our patented rider controlled Surf Band technology, new windshields, new vinyl and backup cameras. Furthermore, at the end of fiscal 2015 we began production of trailers for the model year 2016 product, continuing our vertical integration strategy focused on delivering better quality and value to our consumers while enhancing margins. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading-edge boat manufacturer and provides us with a competitive advantage.
Capture Additional Share from Adjacent Boating Categories. Our culture of innovation has enabled us to expand the market for our products by attracting consumers from other categories, most notably from the sterndrive category. As illustrated by the chart below, the new unit sales volume of performance sport boats steadily increased from 2001 through 2014 as a percentage of the total new unit sales volume of performance sports boats and sterndrive boats. While there is no guarantee that this trend will continue in the future, we believe our market-leading position and broad offering of boat models and features will continue to attract consumers to our performance sport boats.

We intend to continue to enhance the performance, comfort and versatility of our products in order to further target crossover consumers seeking high-performance powerboats for general recreational activity. For example, we believe that one of our newest boat models, the Wakesetter 25 LSV, appeals to a broader range of recreational boaters by offering the performance benefits of our products, including superior drivability and water sports versatility, while also providing greater seating capacity, a roomy, plush interior and extensive storage space to allow an increased number of family and friends to spend time together on the water.

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
Accelerate International Expansion. Based on our U.S. leadership position, brand recognition, diverse, innovative product offering and distribution strengths, we believe that we are well-positioned to increase our international sales. Our 55% market share of performance sport boat exports to international markets for the twelve months ended March 31, 2015 was the highest among U.S. manufacturers. We successfully gained market share in Asia during 2014 and the first three months of 2015 by adding five new dealers, showing a six times growth rate and entering a total of seven countries. As of March 31, 2015, Malibu was the market leader in the Asia region with market share in excess of 64%. Our unit sales from our U.S. operating segment outside of North America, however, represented less than 2.0% of our total sales volume in fiscal year 2015. We believe we will increase our international sales both by promoting our products in developed markets where we have a well-established dealer base, such as Western Europe, and by penetrating new and emerging markets where we expect rising consumer incomes to increase demand for recreational products, such as Asia and South America, although there is no guarantee that our efforts will be successful or that international sales will increase.
We have taken a number of steps to enhance our international presence and our ability to drive sales in developed and emerging markets. Over the past four fiscal years, our U.S. operating segment has added 14 new international dealers, bringing our total number of dealer locations to 64 outside of North America as of July 1, 2015. Historically, the majority of our boats have been distributed to international markets through third parties. In 2013, we restructured our agreements with those parties to provide for direct sales coverage of key markets, including Central America, South America, Asia (excluding the Middle East) and most of Africa. We offered our boats through an exclusive licensee in Australia until October 23, 2014, at which time we acquired it and it became our wholly owned subsidiary. To better manage and optimize international sales, we have added dedicated company resources and increased our sales and marketing activity, including international dealer meetings, dealer service schools, regional marketing campaigns and promotional visits by water sport athletes. We expect the growing demand for our product to continue, but the continued strength of the U.S. dollar could have an impact on international markets.
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

Brand	Series	Number of Models	Lengths	Hull Types	Bow Types	Maximum Power	Maximum Capacity (persons)	Retail Price Range (In thousands)
Malibu	Wakesetter	7	20’-25’	Wake, Cut Diamond, Diamond	Traditional, Picklefork	555 hp	13-19	$60-$130
Malibu	Response	3	20’-21’	Cut Diamond	Traditional	450 hp	8-9	$40-$75
Axis	Axis	5	20’-24’	Wake	Traditional, Picklefork	555 hp	11-17	$45-$85

•
Malibu Wakesetter. Introduced in 1998, the Wakesetter series is our premium boat series and the top selling series within the performance sport boat category. The Wakesetter series is designed for consumers seeking the highest-performance water sport and boating experience. Wakesetter offers consumers a highly-customizable boat with our most innovative technologies, premium features, newest graphics, color options and interior finishes. Demonstrating Wakesetter’s industry-leading performance and market position, the Wakesetter 23 LSV model was the best-selling boat in the performance sport boat category for fiscal years 2009 through 2014.

•
Malibu Response. The Response series, created in 1995, was designed for consumers who desire a high-performance water ski boat. Primarily because of its direct drive engine setup, the Response series produces the smallest wake of any of our boats and is designed to accommodate both professional and recreational skiers by allowing for a range of speeds and line lengths. Demonstrating Response’s reputation for high-performance and quality, the Response TXI model is the boat of choice for Regina Jaquess, a member of the Malibu Pro Ski Team since 2011 and the holder of the women’s slalom world record.

•
Axis. After the continued success with our Wakesetter series, we identified a market opportunity in entry-level performance sport boats and, in 2009, launched our Axis brand. We designed Axis for consumers who desire a lower price point, but who still demand high performance, functional simplicity and the option to upgrade their boats to have key features such as Surf Gate. The Axis series currently has five available models and we plan to refine these models continually as well as add new ones as we build out the brand. We believe the Axis series successfully provides consumers with a high quality water sport and boating experience at an attractive price, as evidenced by its #4 market position in the performance sport boat category after only six years on the market.

Innovative Features
In addition to the standard features included on all of our boats, we offer consumers the ability to upgrade our base models by adding certain of our full line of innovative features designed to enhance performance, functionality and the overall boating experience. Our innovative features drive our high average selling prices. Some of these include:

•
Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu Wakesetter models and Axis brand boats. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. Recent enhancements to Surf Gate have improved upon the system’s actuators, allowing for easier and faster transfer, as well as the installation of an indicator horn and optional light signaling, which alert riders to wave transfers. For the 2016 model year, we have introduced our patented Surf Band technology that allows the rider to control the surf wave, shape, size and side. In 2013, the Watersports Industry Association named Surf Gate as Innovation of the Year.

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

•
G3/G4 Tower. Our G3 Towers, available on Malibu brand boats, are fully customizable with speakers, power lights and racks, enhancing the overall style, performance and functionality of our boats. Our G3 Tower can easily be folded down by one person with its weightless, gas spring-assisted design, making the G3 Tower safe and easy to store. We are the only manufacturer of performance sport boats that produces towers in-house, allowing us to control this critical design element of our boats. For model year 2015, we offered a new G4 Tower featuring aerospace aluminum and an internal honeycomb structure to provide the optimal strength-to-weight ratio, making the G4 three times more rigid than its predecessor. The new design contains automatic visible locks, a fully integrated wiring harness, Z5 Bimini compatibility, and zero pinch points. The new G4 has an aggressive design yet preserves ease of use by taking less than 30 pounds of force to lift, lower, and latch.

•
Electronic Dashboard Controls. Every boat in our Wakesetter series is equipped with our MaliView and Malibu Touch Command ("MTC") systems, which function as an electronic command center that enhances the driver’s experience by providing simple and quick control of all systems on board, including the Power Wedge and Surf Gate systems, rider presets, music, lighting and navigation. For the model year 2015, we were first to market with a 12-inch touchscreen. It joined our seven-inch MTC to form the display for our new Command Center, giving the driver endless data in an easy-to-navigate interface. Every major feature is on the home screen, menu paths have been streamlined and each component meets IP60 water-intrusion standards. Built with more processing power, higher levels of integration, a feature-packed new operating system and powerful wireless connectivity, the new Command Center represents the most advanced screen technology available on performance sport boats.

We also offer an array of less technological, but nonetheless value-added boat features such as gelcoat upgrades, upholstery upgrades, engine drivetrain enhancements (such as silent exhaust tips, propeller upgrades and closed cooling engine configuration), sound system upgrades, Bimini tops, boat covers and trailers which further increase the level of customization afforded to consumers.
Our Dealer Network
We rely on independent dealers to sell our products. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure our dealer network remains the strongest in the industry. As a member of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments and other allowances. We believe our dealer network is the most extensive in the performance sport boat category. The majority of our dealers, including nine in our top ten markets, are exclusive to Malibu and Axis brand boats within the performance sport boat category, highlighting the commitment of our key dealers to our boats.
North America
In North America, we had a total of 154 dealer locations as of July 1, 2015. Of these locations, 14% sell our products exclusively, 59% are multi-line locations that only carry non-competitive brands and products and 27% sell our brands as well as other performance sport boat brands. Approximately 41% of our dealer locations have been with us for over ten years. For fiscal year 2014, our dealers held the #1 market share position for the performance sport boat category in 88 of 136 U.S. markets.
We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We have the ability to opportunistically add new dealers and new dealer locations to previously underserved markets and use data and performance metrics to monitor dealer performance. We believe our outstanding dealer network allows us to distribute our products more efficiently than our competitors.
We do not have a significant concentration of sales among our dealers. For fiscal year 2015, our top ten dealers accounted for 33.7% of our units sold and none of our dealers accounted for more than 4.6% of our total sales volume.
We believe that our strong market position in each region of the United States will help us capitalize on growth opportunities as our industry continues to recover from the economic downturn. In particular, we expect to generate continued growth in the southwestern United States (which includes California), a region that experienced the most pronounced decline in sales of new performance sport boats and where we have our highest regional market share. The following graph provides a comparison of the number of units sold by U.S. geographic region during fiscal year 2006, when the market was generally at its pre-recession peak, and calendar year 2014, as well as our U.S. market share in the performance sport boat category for calendar year 2014:

Market Size and Our Market Share by Region

Market Share	31%	31%	31%	32%	32%	37%
International
Including our Australia operations which we acquired in October 2014, unit volumes outside of North America accounted for less than 8.0% of our total unit volume for fiscal years 2015, 2014 and 2013. For these international sales, we rely in part on our relationship with an independent representative with whom we have had a relationship for over 17 years. The independent representative services international dealer arrangements in Europe, the Middle East and South Africa on our behalf and is responsible for certain international dealer relationships, dealer sourcing and account management, which includes order management and customer service support. Under the terms of the agreement with the independent representative, the independent representative purchases boats directly from us at a predetermined percentage discount. These sales are made under the same terms and conditions offered to all dealers, which include, among other things, no right of return except in limited circumstances under our warranty policy. Like sales to our dealers, there are no continuing performance obligations in connection with our sales to the independent representative. Revenue from these sales is recognized in accordance with our customary shipping terms, free on board shipping point. A fixed percentage discount is earned by the independent representative at the time a boat is shipped as a reduction in the price of the boat and is recorded in our consolidated statement of operations and comprehensive income (loss) as a reduction in sales. As of July 1, 2015, excluding Australia, we have a total of 30 independent dealer locations in 19 countries throughout Europe, 7 independent dealer locations in 5 countries in Asia, and a total of 19 independent dealer locations in 14 countries throughout the rest of the world. Our Australia operations discussed below services 8 independent dealer locations principally in Australia and New Zealand.
Acquisition of Australia Licensee
On October 23, 2014, we completed a transaction to acquire all of the equity interest of the Malibu Boats licensee in Australia. The Australian license business was operated by Malibu Boats Pty Ltd. and included distribution rights in the Australia and New Zealand markets as well as a manufacturing facility in Albury, Australia.
Our Malibu and Axis lines had been manufactured and sold in Australia, through a licensing agreement with us, by Malibu Boats Pty Ltd. since 1995 until we acquired Malibu Boats Pty Ltd. This prior licensing arrangement has contributed significantly to our large market share in the Australian market, where we believe our brands outsold our most significant competitors at a three-to-one ratio during the year ended December 31, 2014.
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
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2015, approximately 84% of our domestic shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
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
Marketing and Sales
We believe that providing a high level of service to our dealers and end consumers is essential to maintaining our reputation. Our sales personnel receive training on the latest Malibu Boats products and technologies, as well as training on our competitors’ products and technologies, and attend trade shows to increase their market knowledge. This training is then passed along to our dealers to ensure a consistent marketing message and leverage our marketing expenditures. We enjoy strong brand awareness, as evidenced by our substantial market share.
Our marketing strategy focuses on strengthening and promoting the Malibu and Axis brands in the recreational boating marketplace. An important element of our marketing strategy involves specialized promotions at competitive water sports events, and individual and team sponsorships. Our leading position in the performance sport boat category is supported by our sponsorship of some of the most prestigious water sports competitions, including the Malibu Evolution Pro Series, Malibu Open and World Wakeboard Association Riders Experience, which we believe positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. These events feature the most popular figures in water sports, drawing large audiences of enthusiasts to a variety of sites around the country. Further, these events are focused on fan and retail consumer engagement and offer interactive, experiential opportunities for consumers to experience watersports behind our product. We also sponsor a team of elite male and female athletes from the professional water sports tours. Team Malibu includes legendary wakeboarders such as Phil Soven, named “King of Wake” at the 2013 Surf Expo, Dallas Friday, winner of the 2004 ESPY for “Best Female Action Sports Athlete,” Ralph Derome, winner of WakeWorld.com’s “Rail Rider of the Year” for 2013, Amber Wing, winner of TransWorld’s “Best Women’s Rider” for 2013, Brian Grubbs, World Wakeskate Champion and two-time Masters Champion, as well as World Champion waterskiers Thomas Degasperi and Regina Jaquess. The Axis Wake Research Pro Team includes watersports legends like Brostock Champion, Video of the Year winner, Randall Harris and King of the Cable, Best Wake Park Rider, and Wake Park World Series Champion Tom Fooshee. We believe that the performance of our products has been demonstrated by, and our brands benefit from, the success of professional athletes who use our products.
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
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering group and evidenced by our track record of new product introduction. Our product development and engineering group spans both our Tennessee headquarters and our California facility and comprises 11 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all facets of our new product strategy, including designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats. In addition, our Chief Executive Officer and Chief Operating Officer are actively involved in the product development process and integration into manufacturing.
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
Manufacturing
Our manufacturing efforts are led by our Chief Operating Officer, who brings 30 years of experience in the manufacture of performance sport boats. We manufacture our boats at both our Tennessee and Australia facilities, and we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility. Beginning with model year 2016, we began manufacturing our own trailers at our Tennessee facility.
Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management and testing. Each boat is produced over a seven-day cycle that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing and on-the-water testing. Trailers are also produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state of the art system and installation of components. We manufacture certain components and subassemblies for our boats, such as upholstery, stainless steel and aluminum billet and towers. We procure other components, such as engines and electronic controls, from third-party vendors and install them on the boat.
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
We focus on worker safety in our operations. From July 1, 2012 through June 30, 2015, we recorded 2,028,880 consecutive man-hours without a lost-time accident in our Tennessee facility, an accomplishment that has reduced workers’ compensation claims and warranty costs, as our most experienced employees continue to remain on the job.
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
The most significant component used in manufacturing our boats, based on cost, are engines. We maintain a strong and long-standing relationship with our primary supplier of engines, and we have also developed a relationship with a second supplier from whom we sourced approximately 38% of our engines for fiscal year 2015. As is typical in our industry, our engine suppliers are marinizers of engines that they procure from larger engine block manufacturers, such as General Motors Corporation.

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
We provide limited product warranties, generally covering periods from 12 to 36 months for Malibu brand boats and 12 to 24 months for Axis brand boats. During the warranty period, we reimburse dealers and Malibu Boats authorized service facilities for all or a portion of the cost of repair or replacement performed on the products (mainly composed of parts or accessories provided by us and labor costs incurred by dealers or Malibu Boats authorized service facilities). Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components. Effective July 1, 2015, we began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats.
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
We own 28 registered trademarks in various countries around the world, and we have made applications for four additional registrations. Such trademarks may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. We currently do not own any registered copyrights.
Competition
The powerboat industry, including the performance sport boat category, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve and new markets that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do. We compete with large manufacturers who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a wide variety of small, independent manufacturers. Competition in our industry is based primarily on brand name, price and product performance. For more information, see Item 1A. “Risk Factors—Risks Related to Our Business—Our industry is characterized by intense competition, which affects our sales and profits.”
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
Employees
As of June 30, 2015, we employed 509 people, 381 of whom work at our facilities in Tennessee, 56 of whom work at our California site, 64 of whom work at our Australia facility and eight who work remotely. As of June 30, 2015, approximately 18.3% of our employees were salaried and 81.7% were hourly workers. As of June 30, 2014, we had 411 employees. We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building careers. As of June 30, 2015, more than 20.8% of our employees had been with us for ten or more years.
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
In 2006, we were acquired by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. In 2008 and 2009, we, like almost every manufacturer in the marine industry, experienced significant volume declines as a result of the global recession. In the midst of the recession, in May 2009, Jack Springer took over as our interim Chief Executive Officer and became Chief Executive Officer in February 2010. Wayne Wilson became our Chief Financial Officer in November 2009. In 2011, Ritchie Anderson joined our senior management team as Vice President of Operations and was later named Chief Operating Officer. This highly talented team with complementary skill sets has been instrumental in leading our company out of the recession, achieving #1 market share and developing our strategies for continued growth. In February 2014, we completed our initial public offering of Class A Common Stock on the NASDAQ Global Select Market, as discussed in more detail below and in May 2015, affiliates of Black Canyon Capital LLC sold the remainder of their shares in a follow-on offering.
Our Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of the IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of the Recapitalization (as defined below) and IPO, Malibu Boats Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 92.6% of the economic interest in the LLC as of June 30, 2015.
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
Recapitalization and IPO
Immediately prior to the closing of the IPO of Malibu Boats, Inc. on February 5, 2014, a new single class of LLC Units was allocated among the pre-IPO owners of the LLC in exchange for their prior membership interests of the LLC based upon the liquidation value of the LLC, assuming it was liquidated at the time of the IPO with a value implied by the initial public offering price of the shares of Class A Common Stock sold in the IPO. Immediately prior to the closing of the IPO, there were 17,071,424 LLC Units issued and outstanding.
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
On February 5, 2014, we completed our initial public offering of 8,214,285 shares of Class A Common Stock, of which 7,642,996 shares were issued and sold by us and 571,289 shares were sold by selling stockholders. We received $99.5 million and the selling stockholders received $7.4 million net proceeds from the IPO. With the proceeds we received, approximately $29.8 million was used to purchase LLC Units directly from the pre-IPO owners and $69.8 million was used to purchase newly issued LLC Units from the LLC, which the LLC then used (i) to pay down all of the amounts owed under the LLC’s credit facilities and term loans in the amount of $63.4 million, (ii) to pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3.8 million in connection with the termination of the LLC’s management agreement upon consummation of the IPO, and (iii) for general corporate purposes with the remaining approximately $2.7 million.
Subsequent Equity Transactions
Since the IPO, we have engaged in three significant transactions involving our equity.

On July 15, 2014, we completed a follow-on public offering of 5,520,000 shares of our Class A Common Stock, of which 4,371,893 shares were issued and sold by us and 1,148,107 shares were sold by selling stockholders. The aggregate gross proceeds from the follow-on offering were $102.1 million. Of these proceeds, we received $76.8 million and the selling stockholders received $20.2 million, after deducting $5.1 million in underwriting discounts and commissions. We used all of the proceeds we received to purchase LLC Units directly from the holders of LLC Units.
On March 13, 2015, Malibu Boats, Inc. commenced an offer to purchase up to $70.0 million in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of LLC Units, for cash by means of a “modified Dutch auction” tender offer (the “Tender Offer”). Upon completion of the Tender Offer, on April 15, 2015, we purchased 3,333,333 shares of Class A Common Stock, including 2,602,923 shares of Class A Common Stock that were issued upon the exchange of LLC Units, at a purchase price of $21.00 per share for an aggregate purchase price of approximately $70.0 million, excluding related fees and expenses of approximately $1.5 million related to the Tender Offer. Immediately following settlement of the Tender Offer, we owned 14,878,899 LLC Units representing 77.2% of the economic interest in the LLC while non-controlling LLC Unit holders owned 4,398,921 LLC Units representing a 22.8% interest in the LLC. We funded the purchase price, including the related fees and expenses, with borrowings under our Amended and Restated Credit Agreement which was entered into on April 2, 2015 (the “Amended and Restated Credit Agreement”).
On May 27, 2015, we completed a secondary offering of 3,996,255 shares of our Class A Common Stock, including 2,967,267 shares of Class A Common Stock that were issued upon the exchange of LLC Units, all of which were sold by selling stockholders. Affiliates of Black Canyon Capital, LLC sold the remainder of their outstanding shares of Class A Common Stock, including LLC Units that they exchanged for Class A Common Stock, in this offering.
As of June 30, 2015, we had 17,858,726 shares of Class A Common Stock outstanding and 24 shares of Class B Common Stock outstanding, which provides votes for the 1,419,094 LLC Units outstanding that are not held by us, as the parent of the LLC. The diagram below depicts our current organizational structure, as of June 30, 2015:

LLC Unit Holders
Class A Stockholders
Class B Common Stock
Voting rights only
One vote for each LLC Unit held by such owner
7.4% of voting power in Malibu Boats, Inc.
Class A Common Stock
92.6% of voting power in Malibu Boats, Inc.
100.0% of economic interests in Malibu Boats, Inc., representing a 92.6% economic interest in Malibu Boats Holdings, LLC
Malibu Boats, Inc.
Sole Managing Member and LLC Units
92.6% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
Number of units held equals number of outstanding shares of Class A Common Stock
100% of voting power in Malibu Boats Holdings, LLC, subject to certain limited exceptions
LLC Units
7.4% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
Not publicly traded
Economic rights only, subject to certain limited approval rights
Exchangeable on 1-for-1 basis for shares of Class A Common Stock
Malibu Boats Holdings, LLC
Operating Entities

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
Exchanges and Other Transactions with Holders of LLC Units
In connection with the Recapitalization and IPO, we entered into an exchange agreement with the pre-IPO owners of the LLC under which (subject to the terms of the exchange agreement) each pre-IPO owner (or its permitted transferee) has the right to exchange its LLC Units for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or, at our option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. The exchange agreement provides, however, that such exchanges must be for a minimum of the lesser of 1,000 LLC Units, all of the LLC Units held by the holder, or such amount as we determine to be acceptable. The exchange agreement also provides that an LLC member will not have the right to exchange LLC Units if Malibu Boats, Inc. determines that such exchange would be prohibited by law or regulation or would violate other agreements with Malibu Boats, Inc. to which the LLC member may be subject or any of our written policies related to unlawful or insider trading. The exchange agreement also provides that Malibu Boats, Inc. may impose additional restrictions on exchanges that it determines to be necessary or advisable so that the LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In addition, pursuant to the limited liability company agreement of the LLC, Malibu Boats, Inc., as managing member of the LLC, has the right to require all members of the LLC to exchange their LLC Units for Class A Common Stock in accordance with the terms of the exchange agreement, subject to the consent of the holders of a majority of outstanding LLC Units other than those held by Malibu Boats, Inc.
As a result of exchanges of LLC Units into Class A Common Stock and purchases by Malibu Boats, Inc. of LLC Units from holders of LLC Units, like we completed in our IPO and follow-on offerings, Malibu Boats, Inc. will become entitled to a proportionate share of the existing tax basis of the assets of the LLC at the time of such exchanges or purchases. In addition, such exchanges and purchases of LLC Units are expected to result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that Malibu Boats, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with the pre-IPO owners (or their permitted assignees) that provides for the payment by Malibu Boats, Inc. to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that Malibu Boats, Inc. is deemed to realize as a result of (1) increases in tax basis and (2) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of Malibu Boats, Inc. and not of the LLC.
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
Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

•	seasonal consumer demand for our products;

•	discretionary spending habits;

•	changes in pricing in, or the availability of supply in, the used powerboat market;

•	variations in the timing and volume of our sales;

•	the timing of our expenditures in anticipation of future sales;

•	sales promotions by us and our competitors;

•	changes in competitive and economic conditions generally;

•	consumer preferences and competition for consumers’ leisure time; and

•	changes in the cost or availability of our labor.
As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

In addition to the factors noted above, unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

Adverse weather conditions in any year in any particular geographic region may adversely affect sales in that region, especially during the peak boating season. Sales of our products are generally stronger just before and during spring and summer, which represent the peak boating months in most of our markets, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, reduced rainfall levels, or drought conditions during these periods may close area boating locations or render boating dangerous or inconvenient, thereby generally reducing consumer demand for our products. Our annual results would be materially and adversely affected if our net sales were to fall below expected seasonal levels during these periods. We may also experience more pronounced seasonal fluctuation in net sales in the future as we continue to expand our businesses. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales may be affected to a greater degree than we have previously experienced. There can be no assurance that weather conditions will not have a material effect on the sales of any of our products.
We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.
Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal years 2015, 2014 and 2013, our top ten dealers accounted for 33.7%, 34.1% and 36.1%, respectively, of our total units sold. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value and availability of the manufacturer’s products, the manufacturer’s attention to customer service and the marketing support that the manufacturer provides to the dealers. We face intense competition from other performance sport boat manufacturers in attracting and retaining dealers, and we cannot assure you that we will be able to attract or retain relationships with qualified and successful dealers. We cannot assure you that we will be able to maintain or improve our relationship with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition and results of operations.
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
Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program. There is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.
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
Market acceptance of our products depends on our technological innovation and our ability to implement technology in our boats. Our sales and profitability may be adversely affected by difficulties or delays in product development, such as an inability to develop viable or innovative new products. Our failure to introduce new technologies and product offerings that our markets desire could adversely affect our business, financial condition and results of operations. Also, we have been able to achieve higher margins in part as a result of the introduction of new features or enhancements to our existing boat models. If we fail to introduce new features or those we introduce fail to gain market acceptance, our margins may suffer.

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
We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. Historically, we have not entered into long-term agreements with our suppliers, but have developed 90-day forecast models with our major suppliers to minimize disruptions in our supply chain. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. In particular, the availability and cost of engines used in the manufacture of our boats are critical. For fiscal years 2015, 2014 and 2013 we purchased approximately

62%, 90% and nearly 100%, respectively, of the engines for our boats from a single supplier. If we are required to replace this supplier or the supplier of any other key components or raw materials, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition and results of operations.
Product liability, warranty and recall claims may materially affect our financial condition and damage our reputation.
We are engaged in a business that exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. In the past, we have provided limited product warranties, generally covering periods from 12 to 36 months for Malibu brand boats and 12 to 24 months for Axis brand boats. Effective July 1, 2015, we began providing a limited warranty for a period up to five years to our consumers for both our Malibu and Axis brand boats manufactured after this point in time. We expect the extension of our warranty coverage period to increase our obligations to cover warranty claims over time resulting in an increase in our reserve to cover these warranty claims.
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
We depend upon key personnel and we may not be able to retain them or to attract, assimilate and retain highly qualified employees in the future.
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
We may in the future explore acquisitions and strategic alliances, similar to our acquisition of our Australian licensee, that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations.
Our reliance upon patents, trademark laws and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products and may lead to costly litigation. We are currently, and may be in the future, party to lawsuits and other intellectual property rights claims that are expensive and time-consuming.
We hold patents and trademarks relating to various aspects of our products and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Accordingly, we may need to engage in future litigation to enforce intellectual property rights to protect trade secrets or to determine the validity and scope of proprietary rights of others. For example, we are currently a plaintiff in a Tennessee lawsuit alleging infringement by a competitor of our patent rights in certain wake surfing technology. For more information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.
In addition, others may initiate litigation or other proceedings to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights. As an example, we entered into a settlement agreement in September 2014 and agreed to pay $20.0 million in cash for settlement of a lawsuit alleging patent infringement and related claims against us in connection with windshields installed in our boats that we purchased from a third party supplier. If the outcome of any litigation challenging our patents is unfavorable to us, our business, financial condition and results of operations could be adversely affected.
We rely on network and information systems and other technologies for our business activities and certain events, such as computer hackings, viruses or other destructive or disruptive software or activities may disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.
Network and information systems and other technologies are important to our business activities and operations. Network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities could result in a disruption of our services and operations or improper disclosure of personal data or confidential information, which could damage our reputation and require us to expend resources to remedy any such breaches. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that disruptions and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised. The occurrence of any of such network or information systems-related events or security breaches could have a material adverse effect on our business, financial condition and results of operations.
The nature of our business exposes us to workers' compensation claims and other workplace liabilities.
Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace-related injuries, including slips and falls. We have in the past been, and may in the future be, subject to fines, penalties, and other liabilities in connection with any such injury or damage. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.
Our international markets require significant management attention, expose us to difficulties presented by international economic, political, legal and business factors, and may not be successful or produce desired levels of sales and profitability.
We currently sell our products throughout the world. Our total sales outside North America were less than 10% of our total revenue for fiscal years 2015, 2014 and 2013. International markets have, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions, could adversely affect such growth. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market and our distributors or licensee sell our products are to some degree subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	increased costs of customizing products for foreign countries;

•	unfamiliarity with local demographics, consumer preferences and discretionary spending patterns;

•	difficulties in attracting customers due to a reduced level of customer familiarity with our brand;

•	competition with new, unfamiliar competitors;

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

Changes in currency exchange rates can adversely affect our results.

A portion of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues. We also maintain a portion of our manufacturing operations in Australia which partially mitigates the impact of a strengthening U.S. dollar in that country. A portion of our SG&A costs are transacted in Australian dollars as a result. We also sell U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for our products in these markets may also be adversely affected by a strengthening U.S. dollar. For example, we have started to experience decreased demand in Canada due to the weakening Canadian dollar. We do not currently use hedging or other derivative instruments to mitigate our foreign currency risks.
An increase in energy and fuel costs may adversely affect our business, financial condition and results of operations.
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
We rely on the continuous operation of manufacturing facilities in Tennessee, California and Australia. Any natural disaster or other serious disruption to our facilities due to fire, flood, earthquake or any other unforeseen circumstances could adversely affect our business, financial condition and results of operations. The occurrence of any disruption at our manufacturing facilities may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facilities.
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

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after our initial public offering (June 30, 2019) or until the earliest of (1) the last day of the fiscal year in which we have annual gross revenue of $1 billion or more, (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (3) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have more than $700 million in outstanding common equity held by our non-affiliates. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.
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
Malibu Boats, Inc. is a holding company and has no material assets other than our ownership of LLC Units. Malibu Boats, Inc. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by us. To the extent that we need funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions. Our credit agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants.

We will be required to pay the pre-IPO owners (or any permitted assignee) for certain tax benefits pursuant to our tax receivable agreement with them, and the amounts we may pay could be significant.
We entered into a tax receivable agreement with the pre-IPO owners (or their permitted assignees) that provides for the payment by us to the pre-IPO owners (or any permitted assignee) of 85% of the tax benefits, if any, that we are deemed to realize as a result of (1) the increases in tax basis resulting from our purchases or exchanges of LLC Units and (2) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are our obligations and not of the LLC. For purposes of the agreement, the benefit deemed realized by us will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had we not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including:

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
We expect that the payments that we may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $96.5 million over the next 20 years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if distributions to us by the LLC are not sufficient to permit us to make payments under the tax receivable agreement after we have paid taxes. For example, we may have an obligation to make tax receivable agreement payments for a certain amount while receiving distributions from the LLC in a lesser amount, which would negatively affect our liquidity. The payments under the tax receivable agreement are not conditioned upon the pre-IPO owners' (or any permitted assignees’) continued ownership of us.
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

In certain cases, payments under the tax receivable agreement to the pre-IPO owners (or any permitted assignees) of LLC Units may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
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
We currently do not plan to declare or pay dividends on shares of our Class A Common Stock in the foreseeable future. Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from the LLC and the LLC also relies on its subsidiaries for receipt of cash for distributions. This may further restrict our ability to pay dividends as a result of the laws of the jurisdiction of organization of the LLC and its subsidiaries, agreements of the LLC or its subsidiaries or covenants under our, the LLC’s or its subsidiaries’ existing or future indebtedness. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions. Our credit agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants. Consequently, for stockholders the only opportunity to achieve a return on the shares they purchase will be if the market price of our Class A Common Stock appreciates and they sell their shares at a profit.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Tennessee
Our boats are manufactured and tested on the lake at the site of our 171,900 square-foot primary manufacturing facility located in Loudon, Tennessee. We recently added 27,900 square feet to this facility to increase production efficiencies. The construction was completed on July 7, 2015. Our primary facility is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. We also lease 23,460 square feet of warehouse and office space located in Loudon pursuant to a lease agreement that has a term through December 31, 2016, with an additional renewal term of two years.
On August 21, 2014, we completed the construction of our warehouse and loading facility on land we own in Loudon, Tennessee. The 16 acre facility contains approximately 24,000 square feet of production, warehouse and office space and will be used primarily for trailer manufacturing and handling and shipping of our finished boats.
California
We lease a 150,000 square-foot facility in Merced, California pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. Our Merced site houses both our product development team that focuses on design innovations as well as our tower and tower accessory manufacturing operations. The components assembled at this site are delivered to our facilities in Tennessee and our Australian licensee.
Australia
Our acquired Australia licensee manufactures and tests boats at its two facilities with combined square-footage of 68,222 located in Albury, Australia. Each facility is leased pursuant to a lease agreement and each with a term through October 22, 2024, with two 5-year options to extend lease term.

Item 3. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our audited consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock has been listed on the NASDAQ Global Select Market under the symbol “MBUU” since January 31, 2014. Prior to that date, there was no public trading market for our Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A Common Stock as reported by the NASDAQ Global Select Market since our initial public offering:

	High	Low
Fiscal 2014
Third Quarter (from January 31, 2014)	$24.90	$16.67
Fourth Quarter	23.49	18.39

Fiscal 2015
First Quarter	21.88	17.14
Second Quarter	19.49	16.16
Third Quarter	23.58	18.20
Fourth Quarter	$24.14	$19.55
On September 9, 2015, the last reported sale price on the NASDAQ Global Select Market of our Class A Common Stock was $15.85 per share. As of September 9, 2015, we had approximately 3 holders of record of our Class A Common Stock and 23 holders of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on January 31, 2014 (the first day of trading of our Class A Common Stock), through June 30, 2015 for (i) our Class A Common Stock and (ii) performance of the Russell 2000 Index and Recreational Vehicle Index for the same period. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2015 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Consolidated statement of operations and comprehensive income (loss) data:
Net sales	$228,621	$190,935	$167,012	$140,892	$99,984
Cost of sales	168,192	140,141	123,412	110,849	83,730
Gross profit	60,429	50,794	43,600	30,043	16,254
Operating expenses:
Selling and marketing	7,007	6,098	4,937	4,071	3,621
General and administrative [1]	19,809	39,974	14,177	8,307	6,194
Amortization	2,463	5,177	5,178	5,178	5,178
Operating income (loss)	31,150	(455)	19,308	12,487	1,261
Other income (expense), net	696	(2,953)	(1,324)	(1,381)	(1,804)
Net income (loss) before benefit for income taxes	31,846	(3,408)	17,984	11,106	(543)
Income tax expense (benefit)	8,663	(2,220)	—	—	—
Net income (loss)	23,183	(1,188)	17,984	11,106	(543)
Net income (loss) attributable to non-controlling interest [2]	8,522	3,488	17,984	11,106	(543)
Net income (loss) attributable to Malibu Boats, Inc.	$14,661	$(4,676)	$—	$—	$—

Net income (loss) available to Class A Common Stock per share [3]:		For Period from February 5, 2014 to June 30, 2014
Basic	$0.93	$(0.42)
Diluted	$0.93	$(0.42)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	15,732,531	11,055,310
Diluted	15,741,018	11,055,310

Consolidated balance sheet data:
Total assets	$189,128	$84,801	$65,927	$64,725	$60,033
Total liabilities	200,399	56,731	45,913	39,280	45,566
Total stockholders’/members' (deficit) equity	(11,271)	28,070	20,014	25,445	14,467

Additional financial and other data:
Unit volume	3,404	2,910	2,672	2,482	1,860
Gross margin	26.4%	26.6%	26.1%	21.3%	16.3%
Adjusted EBITDA [4]	$43,648	$37,272	$31,758	$19,863	$7,918
Adjusted EBITDA margin [4]	19.1%	19.5%	19.0%	14.1%	7.9%
Adjusted fully distributed net income per share [4]	$1.11	$0.78	$0.68	$0.35	$—

(1)
Fiscal 2014 includes a one-time charge related to the settlement of litigation with Pacific Coast Marine Windshields Ltd. ("PCMW") on September 15, 2014. For more information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report.

(2)
For the period after the IPO on February 5, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 36.8% and 50.7% for the fiscal year ended June 30, 2015 and for the period from February 5, 2014 (the date of our IPO) to June 30, 2014, respectively. The non-controlling interest was 7.4% and 50.7% as of June 30, 2015 and June 30, 2014, respectively. Since all of the earnings prior to and up to February 5, 2014 were entirely allocable to the LLC Unit holders, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

(3)
As noted above, all earnings (loss) prior and up to February 5, 2014, the date of completion of the IPO, were entirely allocable to the non-controlling interest. As a result, earnings (loss) per share information attributable to these historical periods is not comparable to earnings (loss) per share information attributable to the Company after the IPO and, as such, has been omitted.

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
We offer our boats for sale through an extensive network of independent dealers in North America and throughout the world. As of July 1, 2015, our distribution channel consisted of 114 independent dealers in North America operating 154 locations and we had 64 independent dealer locations across 44 countries outside of North America, including Australia. Our boats are the exclusive performance sport boats offered by the majority of our dealers. Additionally, we offered our boats through an exclusive licensee in Australia that is one of the largest performance sport boat manufacturers in that country until October 23, 2014, at which time we acquired it and it became our subsidiary. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
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

In addition, we initiated a disciplined process of reviewing, assessing and expanding our dealer network. We have consistently grown and improved our dealer network worldwide since our new management team joined in fiscal 2010. During this period, we initiated a more disciplined approach of monitoring dealer inventory levels relative to market demand in order to align annual production levels more closely with annual retail sales levels at our dealers. As a result of these collective initiatives, we have a rationalized cost base with a high growth product portfolio that achieved fiscal year 2015 net sales, adjusted EBITDA and net income (loss) of $228.6 million, $43.6 million and $23.2 million, respectively, compared to $190.9 million, $37.3 million and $(1.2) million, respectively, for fiscal year 2014 and $167.0 million, $31.8 million and $18.0 million, respectively, for fiscal year 2013. For the fiscal year ended June 30, 2015, net sales increased 19.7%, gross margin as a percentage of sales decreased 0.2%, and adjusted EBITDA increased 17.1% compared to the fiscal year ended June 30, 2014. Our results for the fiscal year ended June 30, 2015, include the results of our new Australia segment, which represents the results of our exclusive licensee that we acquired on October 23, 2014. Net sales for our U.S. segment increased 14.8%, adjusted EBITDA increased 13.9%, and gross margin increased 16.9% for fiscal year 2015 compared to fiscal year 2014. For the fiscal year ended June 30, 2015, consolidated net income increased 2,051.4%, compared to the fiscal year ended June 30, 2014. The increase in net income was largely due to fiscal 2014 one-time charge related to the settlement of litigation with Pacific Coast Marine Windshields Ltd. and one-time charges in connection with our initial public offering and follow-on offering. For the definition of adjusted EBITDA and a reconciliation to net income (loss), see “—GAAP Reconciliation of Non-GAAP Financial Measures.”
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

•
Boat sales—consists of sales of boats to our dealer network. In addition, nearly all of our boat sales include optional feature upgrades purchased by the consumer, such as Surf Gate, which increase the average selling price of our boats;

•
Trailers, parts and accessories sales—consists of sales of boat trailers and replacement and aftermarket boat parts and accessories to our dealer network. Part sales to our Australian operations recognized after the acquisition date of our Australian licensee are eliminated in consolidation; and

•
Royalty income—consists of licensing fees and royalties that were earned prior to the closing date of our Australia licensee acquisition. The licensee had the exclusive right to manufacture and distribute our products in Australia and New Zealand. Royalty income earned after the acquisition date is eliminated in consolidation. Also included are royalties attributable to our license agreement with Nautique Boat Company, Inc. ("Nautique"), which we entered into on February 6, 2015 in connection with our settlement of litigation with Nautique.

•	Net sales are net of:

•	Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and

•
Rebates, free flooring and discounts—consists of incentives, including rebates and free flooring, we provide to our dealers based on sales of eligible products. If a dealer meets its annual commitment volume as well as other terms of the rebate program, the dealer is entitled to a specified rebate. Our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” For more information, see "Item 1. Business - Dealer Management."

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
Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, debt issuance costs written off in connection with the pay down of all the amounts owed under our prior credit facilities and term loans with the proceeds from our IPO, and settlement of our interest rate swap. Other income includes a portion of the amounts received from the settlement of our litigation with Nautique entered into on February 6, 2015.

Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC after the IPO on February 5, 2014. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The income tax provision (benefit) reflects a reported effective income tax rate of 27.2% and 65.2% attributable to Malibu Boats, Inc.'s share of income (loss) after the completion of the IPO for fiscal 2015 and 2014, respectively. The reported effective tax rates differ from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, including the impact of an out-of-period tax adjustment associated with benefits recognized for the Tennessee jobs tax credit for fiscal 2015. Our effective tax rates also reflect the impact of state taxes and our share of the LLC's permanent items such as stock compensation expense attributable to profits interests, the domestic production activities deduction, nondeductible offering costs for fiscal 2015 and 2014 and acquisition related costs for fiscal 2015.
Net Income Attributable to Non-controlling Interest
As of June 30, 2015 and June 30, 2014, we had a 92.6% and 49.3%, respectively, controlling economic and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income or loss attributable to non-controlling interest represents the portion of net income or loss attributable to the LLC members.
Recapitalization, IPO and Equity Transactions
Recapitalization and IPO
Immediately prior to the closing of the IPO of Malibu Boats, Inc. on February 5, 2014, a new single class of LLC Units was allocated among the pre-IPO owners of the LLC in exchange for their prior membership interests of the LLC based upon the liquidation value of the LLC, assuming it was liquidated at the time of the IPO with a value implied by the initial public offering price of the shares of Class A Common Stock sold in the IPO. Immediately prior to the closing of the IPO, there were 17,071,424 LLC Units issued and outstanding.
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
On February 5, 2014, we completed our initial public offering of 8,214,285 shares of Class A Common Stock, of which 7,642,996 shares were issued and sold by us and 571,289 shares were sold by selling stockholders. We received $99.5 million and the selling stockholders received $7.4 million net proceeds from the IPO. With the proceeds we received, approximately $29.8 million was used to purchase LLC Units directly from the pre-IPO owners and $69.8 million was used to purchase newly issued LLC Units from the LLC, which the LLC then used (i) to pay down all of the amounts owed under the LLC’s credit facilities and term loans in the amount of $63.4 million, (ii) to pay Malibu Boats Investor, LLC, an affiliate of the LLC, a fee of $3.8 million in connection with the termination of the LLC’s management agreement upon consummation of the IPO, and (iii) for general corporate purposes with the remaining approximately $2.7 million. In connection with the repayment of the LLC’s credit facilities and term loans, debt issuance costs associated with the term loans were written off to interest expense.
Subsequent Equity Transactions
Since the IPO, we have engaged in three significant transactions involving our equity.
On July 15, 2014, we completed a follow-on public offering of 5,520,000 shares of our Class A Common Stock, of which 4,371,893 shares were issued and sold by us and 1,148,107 shares were sold by selling stockholders. The aggregate gross proceeds from the follow-on offering were $102.1 million. Of these proceeds, we received $76.8 million and the selling stockholders received $20.2 million, after deducting $5.1 million in underwriting discounts and commissions. We used all of the proceeds we received to purchase LLC Units directly from the holders of LLC Units.
On March 13, 2015, Malibu Boats, Inc. commenced an offer to purchase up to $70.0 million in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of LLC Units, for cash by means of a “modified Dutch auction” tender offer (the “Tender Offer”). Upon completion of the Tender Offer, on April 15, 2015, we purchased 3,333,333 shares of Class A Common Stock, including 2,602,923 shares of Class A Common Stock that were issued upon the exchange of LLC Units, at a purchase price of $21.00 per share for an aggregate purchase price of approximately $70.0 million, excluding related fees and expenses of approximately $1.5 million related to the Tender Offer.
On May 27, 2015, we completed a secondary offering of 3,996,255 shares of our Class A Common Stock, including 2,967,267 shares of Class A Common Stock that were issued upon the exchange of LLC Units, all of which were sold by selling stockholders. Affiliates of Black Canyon Capital, LLC sold the remainder of their outstanding shares of Class A Common Stock, including LLC Units that they exchanged for Class A Common Stock, in this offering.
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2015, and we expect this trend to continue into fiscal 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 15%, 12% and 13% for 2014, 2013 and 2012, respectively, for 50 reporting states. Domestic retail demand growth has continued in the beginning of 2015, however, the pace has not been as robust as in the previous three years. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, the magnitude and effect of the impact on our business from the recent substantial decrease in the price of oil and the worsening drought in the western U.S. are unclear. To date growth in our domestic market has offset diminished demand from certain international markets. This diminished international demand has been driven by the continued strength of the U.S. dollar, where our product prices have increased along with the U.S. dollar, and a weakening international economy. However, in Australia we have benefited from the strengthened U.S. dollar, where demand for Malibu boats versus the imported competition remains in our favor.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, redesigned models, and innovative features. During 2014, we saw a modest reduction in our domestic market share, when compared to 2013, as our competitors became more aggressive in their product introductions, increased their distribution and began to compete more with our patented Surf Gate system. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain and grow our market share given our industry leading dealer network and a robust new product pipeline. For model year 2016 which began on July 1, 2015, we unveiled the all-new Malibu Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20. In addition, on our model year 2016 products, we offer an improved Surf Gate system with hydraulic actuators, our patented rider controlled Surf Band technology, new windshields, new vinyl and backup cameras. Also, with model year 2016 we furthered our vertical integration efforts by beginning to manufacture our own trailers.
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
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational boating industry was adversely affected by the economic downturn, and is now beginning to recover. NMMA projects that total U.S. traditional powerboat wholesale shipments through 2017 will grow at a compound annual growth rate, or CAGR, of 7.2%. In recent years, the performance sport boat category has grown faster than the overall powerboat market. In 2013, domestic sales of new performance sport boats increased by 11% compared to 2012, while new unit sales of all other powerboats grew 2% over the same period. More recently, new unit sales of performance sport boats increased 16% for 2014 compared to the same period in 2013, while new unit sales of all other powerboats increased 6% over the same period. While there is no guarantee that our market will continue to grow, we expect to benefit from the recovery in the boating industry and from improved consumer confidence levels.
New Product Development and Innovation
Our long-term revenue prospects are based in part on our ability to develop new products and technological enhancements that meet the demands of existing and new consumers. Developing and introducing new boat models and features that deliver improved performance and convenience are essential to leveraging the value of our Malibu and Axis brands. By introducing new boat models, we are able to appeal to a new and broader range of consumers and focus on underserved or adjacent segments of the broader powerboat category. We introduced thirteen new boat models since the beginning of model year 2011. We believe we also are able to capture additional value from the sale of each boat through the introduction of new features, which we believe permits us to raise average selling prices and enhances our margins. We allocate most of our product development costs to new model and feature designs, usually with a specific consumer base and market in mind. We use industry data to analyze our markets and evaluate revenue potential from each major project we undertake. Our product development cycle, or the time from initial concept to volume production, can be up to two years. As a result, our development costs, which may be significant, may not be offset by corresponding new sales during the same periods. Once new designs and technologies become available to our consumers, we typically realize revenue from these products from one year up to 15 years. We may not, however, realize our revenue expectations from each innovation. We believe our close communication with our consumers, dealers and sponsored athletes regarding their future product desires enhances the efficiency of our product development expenditures.
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
Vertical Integration
In the fourth quarter of 2015, we completed the construction of our trailer manufacturing facilities and began piloting the production of trailers. Prior to this, we purchased completed trailers from a supplier and shipped them with the boats we sold.

On July 1, 2015, we commenced full trailer manufacturing operations and no longer purchase trailers from a third party supplier. We expect this expansion of our business to allow us to reduce or eliminate certain costs, improve the quality of trailers used with our boats and generate various other margin and product opportunities to make us more responsive to our customers’ needs and competitive.
Results of Operations
The table below sets forth our results of operations, expressed in thousands (except unit volume and net sales per unit) and as a percentage of net sales, for the periods presented. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Data from the consolidated statement of operations and comprehensive income (loss) for the fiscal year ended June 30, 2013 reflects information presented by the LLC for the period prior to the Recapitalization and IPO on February 5, 2014. Data for the fiscal year ended June 30, 2014 reflects information presented by the LLC prior to February 5, 2014 and information as presented by us after such date, and data for the fiscal year ended June 30, 2015 reflects information as presented by us for the period after the Recapitalization and IPO. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Fiscal Year Ended June 30,
	2015		2014		2013
Consolidated statement of operations and comprehensive income (loss) data:	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	228,621	100.0%	190,935	100.0%	167,012	100.0%
Cost of sales	168,192	73.6%	140,141	73.4%	123,412	73.9%
Gross profit	60,429	26.4%	50,794	26.6%	43,600	26.1%
Operating expenses:
Selling and marketing	7,007	3.1%	6,098	3.2%	4,937	3.0%
General and administrative [1]	19,809	8.7%	39,974	20.9%	14,177	8.5%
Amortization	2,463	1.1%	5,177	2.7%	5,178	3.1%
Operating income (loss)	31,150	13.6%	(455)	(0.2)%	19,308	11.6%
Other income (expense):
Other	1,650	0.7%	9	—%	10	—%
Interest expense	(954)	(0.4)%	(2,962)	(1.6)%	(1,334)	(0.8)%
Other expense, net	696	0.3%	(2,953)	(1.5)%	(1,324)	(0.8)%
Net income (loss) before provision (benefit) for income taxes	31,846	13.9%	(3,408)	(1.8)%	17,984	10.8%
Income tax provision (benefit)	8,663	3.8%	(2,220)	(1.2)%	—	—%
Net income (loss)	23,183	10.1%	(1,188)	(0.6)%	17,984	10.8%
Net income attributable to non-controlling interest [2]	8,522	3.7%	3,488	1.8%	17,984	10.8%
Net income (loss) attributable to Malibu Boats, Inc.	14,661	6.4%	(4,676)	(2.4)%	—	—%

Volume by Segment
US	3,179	93.4%	2,910	100.0%	2,672	100.0%
Australia	225	6.6%	—	—%	—	—%
Total Units	3,404		2,910		2,672

Volume by Brand
Malibu	2,325	68.3%	2,110	72.5%	2,187	81.8%
Axis	1,079	31.7%	800	27.5%	485	18.2%
Total Units	3,404		2,910		2,672

Net sales per unit	$67,162		$65,613		$62,504

(1)
Fiscal 2014 includes a one-time charge related to the settlement of litigation with PCMW on September 15, 2014. For more information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report.

(2)
For the period after the IPO on February 5, 2014, the non-controlling interest represents the portion of earnings or loss attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 36.8% and 50.7% for the fiscal year ended June 30, 2015 and for the period from February 5, 2014 (the date of our IPO) to June 30, 2014, respectively. The non-controlling interest was 7.4% and 50.7% as of June 30, 2015 and June 30, 2014, respectively. Since all of the earnings prior to and up to February 5, 2014 were entirely allocable to the LLC Unit holders, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

Comparison of the Fiscal Year Ended June 30, 2015 to the Fiscal Year Ended June 30, 2014
Net Sales
Net sales for fiscal year 2015 increased $37.7 million, or 19.7%, to $228.6 million, compared to fiscal year 2014. Included in net sales for fiscal year 2015 were net sales of $14.9 million attributable to our Australian operations that we acquired in October 2014. Unit volume for fiscal year 2015 increased 494 units, or 17.0%, to 3,404 units compared to fiscal year 2014. Of the 494 units added, 225 were added as a result of our Australian operations and the remainder of the increase was primarily due to a demand-driven increase in our daily production rate over the prior year, bolstered by the introduction of four new models; two each for Malibu and Axis, and our innovative features. Net sales per unit increased approximately 2.4% to $67,162 for fiscal year 2015 compared to fiscal year 2014, primarily driven by higher prices in our U.S. operations and increased selection of optional features, partially offset by the elimination of parts sales between our segments since the acquisition of our Australian licensee in October 2014 and increased sales of our Axis brand. Net sales per unit for our U.S. operations increased approximately 5.1% for fiscal year 2015 compared to fiscal year 2014.
Cost of Sales
Cost of sales for fiscal year 2015 increased $28.1 million, or 20.0% to $168.2 million compared to fiscal year 2014. Included in cost of sales was $0.9 million of integration related expenses attributable to the acquisition of our Australian licensee. The increase in cost of sales resulted primarily from the 17.0% increase in unit volume and higher material cost per unit, driven primarily by higher material content per unit associated with the addition of new features such as our new Malibu dash for model year 2015 and increased optional feature selections such as the G4 tower in addition to integration related expenses for our Australian acquisition.
Gross Profit
Gross profit for fiscal year 2015 increased $9.6 million, or 19.0%, to $60.4 million compared to the same period during 2014. The increase in gross profit resulted primarily from higher volumes. Gross margin decreased 0.2% to 26.4% for fiscal year 2015 compared to the same period in 2014. The decrease in gross margin resulted primarily from $0.9 million of integration related expenses attributable to the acquisition of our Australian licensee. Excluding these integration related expenses, gross margin increased to 26.8%, or 20 basis points, for fiscal year 2015 and was driven by a year over year increase of 48 basis points in our U.S. operations.
Operating Expenses
Selling and marketing expense increased $0.9 million, or 14.9%, to $7.0 million for fiscal year 2015 compared to fiscal year 2014 primarily due to increased volumes, as well as incremental selling and marketing related expenses in Australia. General and administrative expense decreased $20.2 million, or 50.4%, to $19.8 million for fiscal year 2015 compared to fiscal year 2014. The decrease in general and administrative expenses is largely attributable to a fiscal year 2014 one-time charge of $20.0 million related to the settlement of litigation with PCMW. General and administrative expenses, excluding the impact of the settlement, decreased 0.8% or $0.2 million primarily driven by a $4.6 million decrease in expenses related to the LLC's former management agreement terminated in connection with our IPO on February 5, 2014, a $1.1 million decrease in stock compensation expense which included a $1.8 million charge in the fourth quarter of 2014 for the modification of awards granted in 2012, and a decrease of $1.4 million in offering related expenses attributed to our equity offerings in fiscal 2014 and 2015. The decrease in general and administrative expenses was offset by an increase in litigation related professional fees of $2.1 million, $0.8 million in transaction expenses related to our Australia acquisition, $0.8 million of expenses related to our Australia operations, as well as increased expenses related to being a public company for a full year and modest traditional expense growth. Amortization expense for fiscal year 2015 decreased $2.7 million, or 52.4%, to $2.5 million primarily due to the full amortization in the first quarter of fiscal 2015 of our dealer relationship intangible acquired in 2006, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
Other Income (Expense), Net

Other income increased $3.6 million for fiscal year 2015 to $0.7 million as compared to other expense of $3.0 million for fiscal year 2014. The increase in other income is primarily related to our settlement of our patent infringement lawsuit with Nautique. Under terms of the Nautique Settlement Agreement entered into on February 6, 2015 (the “Nautique Settlement Agreement”), we received $2.3 million, which was attributed to the settlement of patent infringement claims and future royalty payments under a royalty-bearing licensing agreement we entered with Nautique for boats sold by Nautique with our surfing technology beginning on February 1, 2015. Our interest expense also decreased by $2.0 million from fiscal year 2014 to fiscal year 2015 because of a lower weighted average of outstanding debt during fiscal year 2015. We repaid our $65.0 million term loan with the proceeds from our IPO in February 2014. In April 2015, we incurred an $80.0 million term loan and used the proceeds for the purchase price of our Tender Offer and to repay approximately $10.0 million outstanding under our revolving credit facility.
Income Taxes
Provision for income taxes was $8.7 million for the fiscal year ended June 30, 2015 and a benefit of $2.2 million for the fiscal year ended June 30, 2014, reflecting a reported effective tax rate of 27.2% and 65.2%, respectively. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income (loss), including the impact of an out-of-period tax adjustment of $0.8 million primarily associated with benefits recognized for the Tennessee jobs tax credit. In addition, the reported effective tax rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible offering costs for fiscal 2015 and 2014 and acquisition related costs for fiscal 2015. There was no provision for income taxes prior to our IPO on February 5, 2014 because the LLC was a pass-through entity for federal purposes and, therefore, was not subject to federal income taxes.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income (loss) for the period by the percentage ownership in the LLC not directly attributable to us. For the fiscal year ended June 30, 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 36.8%. All of the pre-tax income (loss) for the period up to our IPO on February 5, 2014 was attributed to the non-controlling interest. Following the IPO through June 30, 2014, the non-controlling interest was 50.7%.
Comparison of the Fiscal Year Ended June 30, 2014 to the Fiscal Year Ended June 30, 2013
Net Sales
Net sales for fiscal year 2014 increased $23.9 million, or 14.3%, to $190.9 million compared to fiscal year 2013. Unit volume for fiscal year 2014 increased 238 units, or 8.9%, to 2,910 units compared to fiscal year 2013. The volume increase for fiscal year 2014 was attributable to strong, continued consumer demand for our boats, bolstered by the introduction of two completely new Axis models. Net sales per unit increased approximately 5.0% to $65,613 for fiscal year 2014 compared to fiscal year 2013, primarily because of increased sales prices on new boat models and increased sales of larger boats, including the Wakesetter 23 LSV remodeled in fiscal year 2014, and Axis A24, introduced early in fiscal year 2014, as well as increased sales of our Surf Gate system, which became available on the Axis brand during July 2013.
Cost of Sales
Cost of sales for fiscal year 2014 increased $16.7 million, or 13.6%, to $140.1 million compared to fiscal year 2013. The increase in cost of sales resulted primarily from the 8.9% increase in unit volume and higher material cost per unit.
Gross Profit
Gross profit for fiscal year 2014 increased $7.2 million, or 16.5%, to $50.8 million compared to fiscal year 2013. Gross profit as a percentage of net sales increased 0.5% to 26.6% for the fiscal year 2014 compared to the fiscal year 2013. These increases resulted primarily from increased volumes, higher average selling prices driven by price increases and increased sales of larger boats and optional features and product cost reduction efforts.
Operating Expenses
Selling and marketing expense for the fiscal year 2014 increased $1.2 million, or 23.5%, to $6.1 million compared to the fiscal year 2013 primarily because of increased marketing costs associated with increased sales volumes. General and administrative expense increased $25.8 million for fiscal year 2014 compared to the fiscal year 2013, largely attributable to a one time charge of $20.0 million related to the settlement of litigation with PCMW. The balance of the increase was primarily due to one time charges incurred in connection with our initial public offering, including a $3.8 million termination fee for our previously existing management agreement, $1.8 million in stock compensation charges attributable to the modification of awards granted in 2012, and $1.6 million in additional legal and professional fees associated with our Recapitalization and equity offerings during fiscal 2014. For the fiscal year ended June 30, 2014, recurring stock compensation charges and expenses related to our board of directors, including insurance, increased approximately $1.0 million compared to fiscal 2013. This increase was partially offset by decreases of approximately $0.3 million in incentive compensation and $2.1 million in management fees paid to our former sponsor from fiscal 2013.
Other Expense, Net
Interest expense for the fiscal year 2014 increased $1.6 million, or 122%, compared to fiscal 2013. This increase was driven by deferred financing costs written off in connection with the pay down of our term loan as part of the Recapitalization and IPO transactions as well as higher debt balances associated with our July 2013 refinancing prior to the pay down of our term loan.
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
We define adjusted EBITDA as earnings (loss) before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring and non-operating expenses, including severance and relocation, management fees and expenses, certain professional fees, Nautique litigation settlement, PCMW litigation settlement, acquisition and integration related expenses, non-cash compensation expense and offering related expenses. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income (loss) as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring and non-operating expenses. We exclude the items listed above from net income (loss) in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net income (loss)	$23,183	$(1,188)	$17,984
Income tax provision (benefit)	8,663	(2,220)	—
Interest expense	954	2,962	1,334
Depreciation	2,427	1,600	1,090
Amortization	2,463	5,177	5,178
Severance and relocation [1]	—	—	192
Management fees and expenses [2]	—	4,584	2,896
Professional fees and Nautique litigation settlement [3]	2,654	2,219	2,957
PCMW litigation settlement [4]	—	20,000	—
Acquisition and integration related expenses [5]	1,676	—	—
Stock based compensation expense [6]	1,467	2,577	127
Offering related expenses [7]	161	1,561	—
Adjusted EBITDA	$43,648	$37,272	$31,758
Adjusted EBITDA margin	19.1%	19.5%	19.0%

(1)	Represents one-time employment related expenses, including a severance payment to a former executive, and costs to relocate certain departments from California to our Tennessee facility.
(2)
Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of the IPO. Upon termination of the agreement, we paid a one-time termination fee of $3.75 million.

(3)
Represents legal and advisory fees related to our refinancing activities and legal expenses associated with our litigation with PCMW, and Nautique, offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015. For more information about legal proceedings, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(4)
Represents a one-time charge related to the settlement of litigation with PCMW on September 15, 2014. For more information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report.

(5)
Acquisition related expenses of $0.8 million for the fiscal year ended June 30, 2015, include legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014. Integration related expenses include post-acquisition adjustments to cost of goods sold of $0.2 million for the fair value step up of inventory acquired which was expensed entirely during the second quarter of fiscal 2015 as well as $0.6 million for the fiscal year ended June 30, 2015, related to excess cost of goods sold recognized at Malibu Boats Pty. Ltd related to goods purchased from our U.S. operating segment prior to the acquisition date.

(6)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. During the second quarter of fiscal 2014, the Company recorded a $1.8 million stock compensation charge as a result of the modification of certain profits interest awards previously granted in 2012 under the first amended and restated limited liability company agreement of the LLC, as amended, in connection with our IPO. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(7)
For the fiscal year ended June 30, 2015, offering related expenses include legal and advisory costs associated with our follow-on offering completed July 15, 2014, tender offer completed April 15, 2015 and shelf registration statement filed on May 8, 2015. Direct costs of reacquiring treasury shares upon closing of the tender offer were added to the cost of those shares. For the fiscal year ended June 30, 2014, it represents legal, accounting and other expenses directly related to our Recapitalization, IPO and follow-on equity offering completed on July 15, 2014.

Adjusted Fully Distributed Net Income

We define Adjusted Fully Distributed Net Income as net income (loss) attributable to Malibu Boats, Inc. (i) excluding income tax expense, (ii) excluding the effect of non-recurring and non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income (loss) before income taxes (assuming no income attributable to non-controlling interests) at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income (loss) attributable to Malibu Boats, Inc, before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.

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

In addition, because Adjusted Fully Distributed Net Income is susceptible to varying calculations, the Adjusted Fully Distributed Net Income measures, as presented in this Annual Report, may differ from and may, therefore, not be comparable to similarly titled measures used by other companies.

The table that follows shows the reconciliation of net income (loss) attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Fiscal Year Ended June 30,
	2015	2014	2013
Net income (loss) attributable to Malibu Boats, Inc.	$14,661	$(4,676)	$—
Income tax provision (benefit)	8,663	(2,220)	—
Management fees and expenses [1]	—	4,584	2,896
Professional fees and Nautique litigation settlement [2]	2,654	2,219	2,957
PCMW litigation settlement [3]	—	20,000
Acquisition and integration related expenses [4]	1,676	—	—
Stock based compensation expense [5]	1,467	2,577	127
Offering related expenses [6]	161	1,561	—
Net income attributable to non-controlling interest [7]	8,522	3,488	17,984
Fully distributed net income before income taxes	37,804	27,533	23,964
Income tax expense on fully distributed income before income taxes [8]	13,420	9,912	8,627
Adjusted Fully Distributed Net Income	$24,384	$17,621	$15,337

Adjusted Fully Distributed Net Income per share of Class A Common Stock [9]:
Basic	$1.11	$0.78	$0.68
Diluted	$1.11	$0.78	$0.68

Shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [10]:
Basic	21,926,801	22,498,631	22,498,631
Diluted	21,926,801	22,498,631	22,498,631

(1)
Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of the IPO. Upon termination of the agreement, we paid a one-time termination fee of $3.75 million.

(2)
Represents legal and advisory fees related to our refinancing activities and legal expenses associated with our litigation with PCMW, and Nautique, offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015. For more information about legal proceedings, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents a one-time charge related to the settlement of litigation with PCMW on September 15, 2014. For more information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report.

(4)
Acquisition related expenses of $0.8 million for the fiscal year ended June 30, 2015, include legal and advisory fees incurred in connection with our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014. Integration related expenses include post-acquisition adjustments to cost of goods sold of $0.2 million for the fair value step up of inventory acquired which was expensed entirely during the second quarter of fiscal 2015 as well as $0.6 million for the fiscal year ended June 30, 2015, related to excess cost of goods sold recognized at Malibu Boats Pty. Ltd related to goods purchased from our U.S. operating segment prior to the acquisition date.

(5)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. During the second quarter of fiscal 2014, the Company recorded a $1.8 million stock compensation charge as a result of the modification of certain profits interest awards previously granted in 2012 under the first amended and restated limited liability company agreement of the LLC, as amended, in connection with our IPO. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(6)
For the fiscal year ended June 30, 2015, offering related expenses include legal and advisory costs associated with our follow-on offering completed July 15, 2014, tender offer completed April 15, 2015 and shelf registration statement filed on May 8, 2015. Direct costs of reacquiring treasury shares upon closing of the tender offer were added to the cost of those shares. For the fiscal year ended June 30, 2014, it represents legal, accounting and other expenses directly related to our Recapitalization, IPO and follow-on equity offering completed on July 15, 2014.

(7)
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

(8)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% for fiscal year ended June 30, 2015 and 36.0% of income (loss) before income taxes for the fiscal years ended June 30, 2014 and 2013, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding offering related expenses. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, and foreign income taxes attributable to our Australian based subsidiary.

(9)	Adjusted fully distributed net income divided by the shares of Class A Common Stock outstanding in (10) below.
(10)
For fiscal years 2014 and 2015, represents the weighted average shares outstanding during the applicable period calculated as (i) the weighted average shares outstanding during the applicable period of Class A Common Stock, (ii) the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis and (iii) the weighted average fully vested restricted stock units outstanding during the applicable period that were convertible into Class A Common Stock and granted to directors for their services. As of June 30, 2015 we had 17,858,726 shares of Class A Common Stock outstanding, 1,419,094 remaining LLC Units not held by the Company outstanding and 69,996 fully vested restricted stock units outstanding. As of June 30, 2014, we had 11,064,201 shares of Class A Common Stock outstanding, 11,373,737 remaining LLC Units not held by the Company, and the 60,693 fully vested stock units outstanding. For fiscal year 2013, we assumed the same number of weighted average outstanding shares and units as fiscal year 2014 for better comparability because our Recapitalization occurred in February 2014.

Quarterly Results of Operations
The table below sets forth our unaudited quarterly consolidated statements of operations and comprehensive income (loss) data for each of the eight quarters through the period ended June 30, 2015. The unaudited quarterly consolidated statements of operations and comprehensive income (loss) data were prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Quarterly information presented for the quarters through December 31, 2013 reflects information as presented by the LLC for periods prior to our IPO on February 5, 2014 while quarterly information for the quarter ended March 31, 2014 and thereafter reflects information as presented by us after our IPO on February 5, 2014. Since earnings prior and up to February 5, 2014 were entirely allocable to members of the LLC, we updated our historical presentation to attribute these earnings to the non-controlling interest LLC unit holders. In the opinion of management, the quarterly financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period, and the results for any interim period may not necessarily indicative of the results of operations for a full year. The numbers in this table may not foot due to rounding differences.

	Three Months Ended (Unaudited)
	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Net sales	$60,716	$64,762	$55,484	$47,659	$53,400	$50,293	$43,938	$43,304
Gross profit	16,275	17,897	14,164	12,093	14,676	13,401	11,696	11,021
Operating income (loss)	11,324	9,523	6,998	3,305	(12,914)	296	5,823	6,340
Net income (loss)	7,575	7,643	5,576	2,389	(10,600)	(987)	5,220	5,179
Net income (loss) attributable to non-controlling interest	1,923	3,278	2,312	1,009	(6,294)	(617)	5,220	5,179
Net income (loss) attributable to Malibu Boats, Inc.	$5,652	$4,365	$3,264	$1,380	$(4,306)	$(370)	$—	$—

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities, borrowings under our credit agreement and net proceeds from our IPO. Our primary use of funds has been for repayments under our credit arrangements, capital investments, repurchase of common stock and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Total cash provided by (used in):
Operating activities	$12,552	$23,765	$25,899
Investment activities	(17,129)	(5,906)	(2,878)
Financing activities	742	(21,643)	(21,861)
Impact of currency exchange rates on cash balances	49	—	—
(Decrease) increase in cash	$(3,786)	$(3,784)	$1,160

Comparison of the Fiscal Year Ended June 30, 2015 to the Fiscal Year Ended June 30, 2014
Operating Activities
Net cash from operating activities was $12.6 million for the fiscal year ended June 30, 2015, compared to $23.8 million for the same period in 2014, a decrease of $11.2 million. The decrease in cash from operating activities was primarily due to cash payments of approximately $21.3 million, including a $20.0 million payment to settle our PCMW litigation in October 2014 and legal fees associated with our litigation matters, acquisition related costs paid in connection with the acquisition of our Australian licensee and incremental costs associated with being a public company. Cash receipts from boat sales to our dealer network increased $34.4 million during fiscal 2015 as compared to fiscal 2014, driven mostly by higher unit sales volume, which increased 17.0% and higher average net sales per unit, which increased 2.4% over the same period. The higher average net sales per unit was attributable to higher sales prices in our U.S. segment and increased selection of optional features. Cash payments to suppliers for purchase of raw material and other supplies used in the manufacturing process increased $24.3 million for the fiscal year ended June 30, 2015, compared to the same period in 2014, primarily due to increased production levels associated with the higher volumes as well as increased material cost per unit, driven primarily by higher material content per unit associated with the addition of new features such as our new Malibu dash for model year 2015 and increased optional features including the G4 tower. Cash paid for interest decreased $0.9 million due to the pay down of the amounts owed under our credit facilities and term loans with proceeds from the IPO completed February 5, 2014.
Investing Activities
Net cash used for investing activities was $17.1 million for the fiscal year ended June 30, 2015 compared to $5.9 million for the same period in 2014, an increase of $11.2 million. Our cash used for investing activities for fiscal year 2015 included the acquisition of our Australian licensee as well as investments in new property and equipment, including boat molds, a mezzanine and production area additions to our main facility, and construction of a warehouse and loading facility as well as capital outlays for trailer manufacturing infrastructure at our Loudon, Tennessee plant.
Financing Activities

Net cash provided by financing activities was $0.7 million for fiscal 2015 compared to net cash used of $21.6 million for fiscal 2014, an increase of $22.3 million. During fiscal 2015, we borrowed $80.0 million in term debt to fund our Tender Offer and repaid approximately $10.0 million outstanding under our prior revolving credit facility. We also received proceeds of $20.0 million under our prior revolving credit facility to fund the PCMW settlement and the acquisition of our Australian licensee. For this same period, we incurred $1.2 million in financing fees. Further, during fiscal 2015, we completed follow-on equity offerings in July 2014 and May 2015. We used all the proceeds from the July 2014 offering to purchase LLC Units directly from existing holders of LLC Units. We did not receive any proceeds from the May 2015 offering, because all of the shares sold in the offering were by our existing holders. We paid costs of $1.5 million which were directly attributable to the completion of the follow-on offerings. Distributions paid to LLC unit holders for fiscal 2015 were $3.6 million.
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
Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower (the "Borrower"), has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% (the "Base Rate") or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. As with the former credit agreement, the obligations of the Borrower under the current credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. As of June 30, 2015, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of June 30, 2015, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of June 30, 2015, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of June 30, 2015, no drawn and unreimbursed amounts were outstanding under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. As of June 30, 2015, we had an aggregate total of $78.5 million outstanding under the term loans.

Subject to the terms of the credit agreement, Malibu Boats, LLC has the option to request the lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $50.0 million; however, the lenders are not obligated to do so.
The Amended and Restated Credit Agreement permits prepayment of the new term loan facility without any penalties. The term loan facility under the Amended and Restated Credit Agreement is subject to quarterly installments of $1.5 million per quarter until March 31, 2016, then $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. The Amended and Restated Credit Agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. The Borrower used proceeds from the $80 million term loan and cash on hand to (i) repurchase $70.0 million of Class A Common Stock upon completion of the tender offer, (ii) pay all outstanding amounts, or $10.0 million, under the revolving credit facility of the former credit agreement and (iii) pay $1.1 million in fees and expenses related to the entering into of the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Amended and Restated Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
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

We estimate that approximately $3.0 million will be currently due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the first payment is anticipated to occur 45 days after filing the federal tax return due on March 15, 2016. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2016 to be slightly higher than our 2015 capital expenditures because we expect to complete the expansion of our Tennessee boat manufacturing facility and trailer manufacturing investments in the first quarter of fiscal 2016. Capital expenditures for fiscal year 2016 are expected to consist primarily of the finishing of our ongoing projects and additional investments to modestly expand our Tennessee facilities, new tooling, and expenditures to increase production capacity to accommodate future growth.
Off-Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 15 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
Contractual Obligations and Commitments
As of June 30, 2015, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Term debt [1]	$78,500	$6,500	$16,000	$56,000	$—
Interest expense [2]	9,793	2,552	4,340	2,901	—
Operating leases [3]	29,823	2,272	4,441	4,751	18,359
Purchase obligations [4]	7,384	7,384	—	—	—
Payments pursuant to tax receivable agreement [5]	$96,470	$2,969	$9,121	$9,643	$74,737
Total	$221,971	$21,677	$33,902	$73,295	$93,097

(1)	Principal payments on term loan facility pursuant to Amended and Restated Credit Agreement due April 2, 2020.
(2)	Interest payments on term loan facility pursuant to Amended and Restated Credit Agreement due April 2, 2020.
(3)
We sold our two primary manufacturing and office facilities for a total of $18.3 million in 2008, which resulted in a gain of $0.7 million. Simultaneous with the sale, we entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain of $0.2 million has been deferred and is being amortized in proportion to rent charged over the initial lease term.

(4)
As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal years 2016 and 2017.

(5)
In connection with the Recapitalization and IPO, we entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by us to the pre-IPO owners (or any permitted assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

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
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, unless circumstances indicate the need for impairment testing between the annual tests in accordance with the provisions of Accounting Standards Codification, or ASC Topic 350, “Intangibles—Goodwill and Other.” If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used unless circumstances indicate that a better estimate of fair value was available. Under the income approach, management calculates the fair value of each reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2015, 2014 and 2013 .
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
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product revenue is recognized. We may also be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor financing providers, which are able to obtain such boats through foreclosure. We accrue estimated losses when a loss, due to the default of one of our dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Notes 8 and 15 to our audited consolidated financial statements included elsewhere in this Annual Report for more information related to our product warranty and repurchase commitment obligations, respectively.
Revenue from boat part sales is recorded as the product is shipped from our location, which is free on board shipping point. Revenue associated with sales of materials, parts, boats or engine products sold under our exclusive manufacturing and distribution agreement with our Australian licensee prior to the closing date of its acquisition were recognized under free-on-board port of disembarkment terms, the point at which the risks of ownership and loss passed to the licensee. Revenue from our Australia operations recognized after the acquisition date is eliminated in consolidation. We also earned royalties from our Australian licensee prior to its acquisition, which were accrued on a monthly basis based on a percentage of the licensee’s gross sales. Royalties earned were paid to us on a quarterly basis. Royalty income earned after the acquisition date is eliminated in consolidation.
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
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts of assets and liabilities and the amounts applicable for income tax purposes. Deferred tax assets represent items to be realized as a tax deduction or credit in future tax returns. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period.
Each quarter we analyze the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. A summary of our deferred tax assets is included in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report.
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
We have filed initial returns that reflect no taxable income in applicable jurisdictions for the period ending June 30, 2014, which remains open to examination. Our subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2011 through 2014 in certain tax jurisdictions. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate.
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
The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement. In certain mergers, asset sales or other forms of business combinations or other changes of control, we (or our successor) would owe to the pre-IPO owners of the LLC (or any permitted assignees) a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the tax receivable agreement that would be based on certain assumptions, including a deemed exchange of all LLC Units and that we would have had sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the tax receivable agreement.
Equity-Based Compensation
On January 6, 2014, our board of directors adopted the Malibu Boats, Inc. Long-Term Incentive Plan, or the Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of our Class A Common Stock. Incentive stock awards authorized under the plan include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. Stock-based compensation expense is accounted for in accordance with the provisions of ASC Topic 718, "Compensation - Stock Compensation". The compensation cost recorded for these awards are based on their fair value at grant date.
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
The table below sets forth the assumptions used for calculating the value of profits interest awards granted during the fiscal year ended June 2012. No profit interest awards were granted after November 1, 2013.

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
On June 26, 2014, the vesting period for certain profit interest awards granted to a member of management on November 1, 2013 and previously granted in 2012 were accelerated to vest on the date immediately prior to the completion of the follow-on offering. On May 16, 2015, the vesting period for certain profit interest awards granted to a member of management on October 4, 2011 was accelerated to vest immediately to allow for participation in our secondary equity offering completed on May 27, 2015. Refer to Note 13 in our audited consolidated financial statements included elsewhere in this Annual Report.
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. No units were repurchased for fiscal years 2015, 2014 or 2013.
Product Warranties
Until July 1, 2015 we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis products. Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and records as a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We utilize historical trends and analytical tools to assist in determining the appropriate warranty liability. Effective July 1, 2015, we began providing a limited warranty for a period up to five years for both our Malibu and Axis brand boats manufactured after this point in time. We expect the extension of our warranty coverage period to increase our obligations to cover warranty claims over time resulting in an increase in our reserve to cover these warranty claims. We periodically assess the adequacy of the recorded warranty liabilities by brand and will adjust the amounts as necessary based on the best available information and trends.
New Accounting Pronouncements
See "Part II, Item 8. Financial Statements and Supplementary Data—Note 1—Organization, Basis of Presentation, and Summary of Significant Accounting Policies—New Accounting Pronouncements.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial condition through adverse changes in financial market prices and rates and inflation. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign exchange rate and interest rate risks. We manage our exposure to these market risks through regular operating and financing activities. In the past, we have also attempted to reduce our market risks through hedging instruments such as interest rate swaps.
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as, other U.S. based suppliers and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a foreign currency transaction loss of $0.2 million for the fiscal year ended June 30, 2015. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our market risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our credit agreement which bears interest at variable rates. At June 30, 2015, we had an $80.0 million term loan outstanding under our term loan facility and no outstanding debt under our revolving credit facility. As of June 30, 2015, the undrawn borrowing availability under the revolving line of credit was $25.0 million. Borrowings under the term loan and revolving credit facility bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.
At June 30, 2015, the interest rate on our term loan was 2.77%. Based on a sensitivity analysis at June 30, 2015, assuming no amounts are outstanding under our revolving credit facility for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.8 million.
On July 1, 2015, we entered into a 5 year floating to fixed interest rate swap with a certain counterparty to the Amended and Restated Credit Agreement to mitigate the risk of interest rate fluctuations associated with our variable rate long term debt. The swap has an effective start date of July 1, 2015 and is based on an one month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

To the Board of Directors and Shareholders
Malibu Boats, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), members' and stockholders' (deficit) equity, and cash flows for the years ended June 30, 2015, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malibu Boats, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended June 30, 2015, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Indianapolis, Indiana
September 9, 2015

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net sales	$228,621	$190,935	$167,012
Cost of sales	168,192	140,141	123,412
Gross profit	60,429	50,794	43,600
Operating expenses:
Selling and marketing	7,007	6,098	4,937
General and administrative	19,809	39,974	14,177
Amortization	2,463	5,177	5,178
Operating income (loss)	31,150	(455)	19,308
Other income (expense):
Other	1,650	9	10
Interest expense	(954)	(2,962)	(1,334)
Other income (expense)	696	(2,953)	(1,324)
Net income (loss) before provision (benefit) for income taxes	31,846	(3,408)	17,984
Income tax provision (benefit)	8,663	(2,220)	—
Net income (loss)	$23,183	$(1,188)	$17,984
Net income attributable to non-controlling interest	8,522	3,488	17,984
Net income (loss) attributable to Malibu Boats, Inc.	$14,661	$(4,676)	$—

Comprehensive income (loss):
Net income (loss)	$23,183	$(1,188)	$17,984
Other comprehensive loss:
Change in cumulative translation adjustment	(2,081)	—	—
Other comprehensive loss	(2,081)	—	—
Comprehensive income (loss)	21,102	(1,188)	17,984
Less: comprehensive income attributable to non-controlling interest	$7,757	$3,488	$17,984
Comprehensive income (loss) attributable to Malibu Boats, Inc.	$13,345	$(4,676)	$—

		For Period from February 5, 2014 to June 30, 2014

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	15,732,531	11,055,310
Diluted	15,741,018	11,055,310
Net income (loss) available to Class A Common Stock per share:
Basic	$0.93	$(0.42)
Diluted	$0.93	$(0.42)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2015	June 30, 2014
Assets
Current assets
Cash	$8,387	$12,173
Trade receivables, net	9,482	6,475
Inventories, net	20,393	12,890
Deferred tax asset	629	500
Prepaid expenses	1,354	2,272
Other current assets	16	—
Total current assets	40,261	34,310
Property and equipment, net	14,946	10,963
Goodwill	12,665	5,718
Other intangible assets	13,995	12,358
Debt issuance costs, net	1,158	—
Deferred tax asset	106,001	21,452
Other assets	102	—
Total assets	$189,128	$84,801
Liabilities
Current liabilities
Current maturities of long-term debt	$6,500	$—
Accounts payable	9,151	7,161
Accrued expenses:
Compensation	2,521	2,164
Warranties	6,610	6,164
Dealer incentives	3,165	2,404
Legal and professional fees	492	1,490
Litigation	—	20,000
Interest	413	—
Other	934	462
Income tax and distribution payable	784	2,121
Payable pursuant to tax receivable agreement, current portion	2,969	—
Deferred tax liabilities	—	995
Total current liabilities	33,539	42,961
Deferred tax liabilities	1,084	—
Other liabilities	275	134
Payable pursuant to tax receivable agreement, less current portion	93,501	13,636
Long-term debt, less current maturities	72,000	—
Total liabilities	200,399	56,731
Commitments and contingencies (See Note 15)
Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,858,726 shares issued and outstanding as of June 30, 2015; 100,000,000 shares authorized; 11,064,201 shares issued and outstanding as of June 30, 2014	178	110
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 24 shares issued and outstanding as of June 30, 2015; 25,000,000 shares authorized; 44 shares issued and outstanding as of June 30, 2014	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014	—	—
Additional paid in capital	21,286	23,835
Accumulated other comprehensive loss	(2,081)	—
Accumulated deficit	(46,239)	(4,676)
Total stockholders' (deficit) equity attributable to Malibu Boats, Inc.	(26,856)	19,269
Non-controlling interest	$15,585	$8,801
Total stockholders’ (deficit) equity	$(11,271)	$28,070
Total liabilities and equity	$189,128	$84,801
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Members’ and Stockholders' (Deficit) Equity
(In thousands, except number of Class B shares)

	Malibu Boats Holdings, LLC									Malibu Boats, Inc.
	Units								Accumulated (Deficit) Earnings	Common Stock				Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Members/Stockholders (Deficit) Equity
	LLC Units		Class A Units		Class B Units		Class M Units			Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount		Shares	Amount	Shares	Amount
Balance at June 30, 2012	—	$—	36,742	$36,777	3,885	$526	915	$213	$(12,071)	—	$—	—	$—	$—	$—	$—	$—	$—	$25,445
Net income									17,984										17,984
Stock based compensation								127											127
Membership units vested							506												—
Distributions to members				(19,799)		(2,943)		(800)											(23,542)
Balance at June 30, 2013	—	$—	36,742	$16,978	3,885	$(2,417)	1,421	$(460)	$5,913	—	$—	—	$—	$—	$—	$—	$—	$—	$20,014
Net income before February 5, 2014									10,448										10,448
Stock based compensation before February 5, 2014								76											76
Membership units vested before February 5, 2014							304												—
Distributions to non-controlling unit holders before February 5, 2014				(55,172)		(6,474)		(2,981)							—				(64,627)
Recapitalization Transactions:
Issuance of Class A Common Stock for merger of entities in Recapitalization										3,412	34			47,732					47,766
Exchange of LLC Units held by selling shareholders for Class A Common Stock upon merger of entities in Recapitalization														(47,766)					(47,766)
Conversion of previous classes of units into LLC units as part of the Recapitalization	11,374	(50,450)	(36,742)	38,194	(3,885)	8,891	(1,725)	3,365											—
Initial Public Offering Transactions:

Allocation of non-controlling interest in LLC	(11,374)	50,450							(16,361)					(52,433)	18,344				—
Issuance of Class A Common Stock for IPO, net of underwriting discounts										7,643	76			99,436					99,512
Issuance of Class B Common Stock												44	—						—
Purchase of LLC Units from existing owners of LLC														(29,762)					(29,762)
Increase in payable pursuant to the tax receivable agreement														(13,636)					(13,636)
Increase in deferred tax asset from step-up in tax basis														18,303					18,303
Capitalized offering costs														(1,550)					(1,550)
Stock based compensation														2,501					2,501
Distributions to non-controlling unit holders															(2,583)				(2,583)
Issuance of equity for services										9	—			1,010					1,010
Net loss after February 5, 2014															(6,960)	(4,676)			(11,636)
Balance at June 30, 2014	—	$—	—	$—	—	$—	—	$—	$—	11,064	$110	44	$—	$23,835	$8,801	$(4,676)	$—	$—	$28,070
Net income															8,522	14,661			23,183
Issuance of Class A Common Stock for public offerings, net of underwriting discounts										4,371	73			133,289					133,362
Purchase of Class A Common Stock from selling shareholders														(56,526)					(56,526)
Purchase of units from existing LLC Unit holders														(76,836)					(76,836)
Exchange of LLC Units for Class A Common Stock										5,583	26			(26)					—
Repurchase of Class A Common Stock																		(71,523)	(71,523)
Retirement of treasury shares										(3,333)	(33)			(15,266)		(56,224)		71,523	—
Stock based compensation														1,467					1,467
Issuances of equity for services										3				252					252
Cancellation of Class B Common Stock												(20)							—

Capitalized offering costs														(1,498)					(1,498)
Increase in payable pursuant to the tax receivable agreement														(82,834)					(82,834)
Increase in deferred tax asset from step-up in tax basis														92,625					92,625
Distributions to LLC Unit holders														(31)	(1,738)				(1,769)
Issuance of Class A Common Stock for acquisition										171	2			2,835					2,837
Foreign currency translation adjustment																	(2,081)		(2,081)
Balance at June 30, 2015	—	$—	—	$—	—	$—	—	$—	$—	17,859	$178	24	$—	$21,286	$15,585	$(46,239)	$(2,081)	$—	$(11,271)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Operating activities:
Net income (loss)	$23,183	$(1,188)	$17,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense	1,467	2,577	127
Non-cash litigation settlement payable	—	20,000	—
Depreciation	2,427	1,600	1,090
Amortization of intangible assets	2,463	5,177	5,178
Gain on sale-leaseback transaction	(7)	(11)	(11)
Amortization of deferred financing costs	71	1,583	148
Change in fair value of derivative	—	28	(28)
Deferred income taxes	7,933	(2,654)	—
Gain on sale of equipment	—	(9)	—
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	(2,170)	1,167	(161)
Inventories	(2,884)	(1,251)	(2,516)
Prepaid expenses and other assets	1,131	(1,332)	(211)
Accounts payable	(366)	(4,133)	1,441
Accrued expenses	(9)	2,098	2,858
Income taxes payable	(801)	113	—
Other liabilities	114	—	—
Litigation settlement	(20,000)	—	—
Net cash provided by operating activities	12,552	23,765	25,899
Investing activities:
Purchases of property and equipment	(5,366)	(5,915)	(2,878)
Proceeds from sale of property and equipment	—	9	—
Acquisition of Canadian trademark	(100)	—	—
Payment for acquisition, net of cash acquired	(11,663)	—	—
Net cash used in investing activities	(17,129)	(5,906)	(2,878)
Financing activities:
Principal payments on long-term borrowings	(21,500)	(88,589)	(26,155)
Proceeds from long-term borrowings	100,000	65,000	28,500
Payment of deferred financing costs	(1,224)	(1,052)	(664)
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	133,362	99,512	—
Purchase of units from existing LLC Unit holders	(133,362)	(29,762)	—
Payment of costs directly associated with offerings	(1,498)	(1,550)	—
Distributions to non-controlling LLC Unit holders	(3,630)	(65,202)	(23,542)
Repurchase of common stock	(71,406)	—	—
Net cash provided by (used in) financing activities	742	(21,643)	(21,861)
Effect of exchange rate changes on cash	49	—	—
Changes in cash	(3,786)	(3,784)	1,160
Cash—Beginning of period	12,173	15,957	14,797
Cash—End of period	$8,387	$12,173	$15,957

Supplemental cash flow information:
Cash paid for interest	$494	$1,383	$1,190
Cash paid for income taxes	1,439	392	—
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	92,625	18,303	—

Establishment of amounts payable under tax receivable agreements	82,834	13,636	—
Equity issued as consideration for acquisition	2,837	—	—
Exchange of LLC Units for Class A Common Stock	111,118	47,766	—
Tax distributions payable to non-controlling LLC Unit holders	147	2,008	—
Equity issued for services	252	1,010	—
Accrued costs related to repurchase of common stock	117	—	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu") was formed as a Delaware corporation on November 1, 2013, as a holding company for the purposes of facilitating an initial public offering (the "IPO") of shares of its Class common stock par value $0.01 per share ("Class A Common Stock"). The Company was not engaged in any business or other activities except in connection with its formation and registration of its IPO of Class A Common Stock with the Securities and Exchange Commission (“SEC”). Following the recapitalization transactions completed immediately prior to the closing of IPO and IPO transactions completed on February 5, 2014, the Company became the sole managing member of and acquired a controlling interest in Malibu Boats Holdings, LLC (the "LLC"). As the sole managing member the Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Accounting Standards Codification (“ASC”) Topic 810, "Consolidation", consolidates the financial results of the LLC and its subsidiaries, and recorded a non-controlling interest for the economic interest in the Company held by the holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. Malibu Boats Holdings, LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through a world-wide network of independent dealers.
On October 23, 2014, Malibu Australian Acquisition Corp., an indirect subsidiary of the Company, completed the acquisition of all outstanding shares of Malibu Boats Pty. Ltd. (the "Licensee"), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result, the Company consolidates the financial position and results of operations of the Licensee from the closing date of the transaction and such consolidation has been reflected in the accompanying consolidated financials statements and notes thereto for the period ended June 30, 2015. Refer to Note 4 related to the Company's acquisition of the Licensee.

Offerings

On July 15, 2014, the Company completed a follow-on offering (the "Follow-on Offering") of 5,520,000 shares of Class A Common Stock at a price to the public of $18.50 per share, of which 4,371,893 shares were issued and sold by the Company and 1,148,107 shares were sold by selling stockholders. This included 538,252 shares issued and sold by the Company and 181,748 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the Follow-on Offering.The aggregate gross proceeds from the Follow-on Offering was $102,120. Of these proceeds, the Company received $76,836 and the selling stockholders received $20,178, after deducting $5,106 in underwriting discounts and commissions. All the proceeds from the Follow-on Offering were used to purchase LLC Units directly from the holders of LLC Units.

On March 13, 2015, the Company commenced an offer to purchase up to $70,000 in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of LLC Units, for cash by means of a “modified Dutch auction” tender offer (the “Tender Offer”). Pursuant to the Tender Offer, holders could tender all or a portion of their shares of Class A Common Stock (1) at a price specified by the tendering stockholder of not less than $21.00 and not more than $23.50 per share of Class A Common Stock, or (2) without specifying a purchase price, in which case their shares of Class A Common Stock would be purchased at the purchase price determined in accordance with the terms of the Offer. Upon completion of the Tender Offer, on April 15, 2015, the Company purchased 3,333,333 shares of Class A Common Stock, including 2,602,923 Class A Common Stock issued upon the exchange of LLC Units, at a purchase price of $21.00 per share. The Company funded the purchase price, including the related fees and expenses of approximately $1,523, with borrowings under its Amended and Restated Credit Agreement which was entered into on April 2, 2015. Refer to Note 12 for more information on the Tender Offer.
On May 27, 2015, the Company completed a secondary offering of 3,996,255 shares of its Class A Common Stock, including 2,967,267 shares of Class A Common Stock that were issued upon exchange of LLC Units, at a price to the public of $19.05 per share, after deducting underwriters discounts and commissions, all of which were sold by selling stockholders (the “Secondary Offering”). In addition, this included 521,250 shares issued and sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the Secondary Offering. The

Company did not sell any shares of Common Stock in the public offering and did not receive any proceeds. Refer to Note 12 for more information on the Secondary Offer.
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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
Segment Reporting
The Company reports its results of operations under two reportable segments called the U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
Certain Significant Risks and Uncertainties
The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, consumer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations and the possibility of not being able to obtain additional financing if and when needed.
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

As of June 30, 2015 (unaudited), the Company’s distribution channel consisted of 178 independent dealers worldwide. No single dealer accounted for more than 4.7% of the Company’s unit volume for the fiscal years ended June 30, 2015, 2014, or 2013. The Company’s top ten dealers represented 33.7%, 34.1%, and 36.1%, of the Company’s volume for the fiscal years ended June 30, 2015, 2014, or 2013, respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2015 and 2014, no highly liquid investments were held and the entire balance consists of traditional cash.
At June 30, 2015 and 2014, substantially all cash on hand was held by one financial institution. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2015 and 2014, the allowance for doubtful receivables was $80 and $123, respectively. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Inventories
Inventories are stated at the lower of cost or market, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.
Capitalization of Offering Costs
Capitalized offering costs are costs directly attributable to the Company's shelf registration statement and equity offerings. For the fiscal year ending June 30, 2014, they were related to the Company's IPO. As of June 30, 2015 and 2014, $108 and $644 of costs directly attributable to the Company's shelf registration statement and equity offerings, were capitalized as prepaid assets. Upon closing of the offerings, these costs are netted against the proceeds and, as such, are reclassified into additional paid in capital. For the fiscal years ended June 30, 2015 and 2014, capitalized offering costs of $1,498 and $1,550 were netted against the proceeds of the Company's equity offerings. Remaining costs attributable to the Company's shelf registration statement will be netted against the proceeds of future offerings under the shelf registration statement based on the number of shares sold in the offering and total number of shares available for issuance under the shelf registration statement. Refer to Note 12 for additional information regarding the Company's equity offerings.
Property and Equipment
Property and equipment acquired outside of acquisition are stated at cost. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is accounted for in the statement of operations and comprehensive income (loss). Major additions are capitalized; maintenance, repairs and minor improvements are charged to operating expenses as incurred if they do not increase the life or productivity of the related capitalized asset. Depreciation on leasehold improvements is computed using the straight-line method based on the lesser of the remaining lease term or the estimated useful life and depreciation of equipment is computed using the straight-line method over the estimated useful life as follows:

Years
Leasehold improvements	Shorter of useful life or lease term
Machinery and equipment	3-5
Furniture and fixtures	3-5
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment”. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for any indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recorded for the fiscal years ended June 30, 2015, 2014 and 2013 in the Company’s consolidated financial statements.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, unless circumstances indicate the need for impairment testing between the annual tests in accordance with the provisions of ASC Topic 350, “Intangibles—Goodwill and Other.” If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used unless circumstances indicate that a better estimate of fair value was available. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2015, 2014 and 2013.
Intangible Assets
Intangible assets consist primarily of relationships, reacquired franchise rights, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. These assets are being amortized using straight-line method based on their estimated useful lives ranging from eight to 15 years. The estimated useful lives of acquired dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The useful life of reacquired franchise rights is based on the remainder of the contractual term of the Licensee's exclusive manufacturing and distributors agreement with the Company. The estimated useful lives of the Company’s product trade names are based on a number of factors including technological obsolescence and the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition.
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
The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2015, 2014 and 2013.
Treasury Share Retirement
In connection with the Tender Offer completed on April 15, 2015, the Company repurchased 3,333,333 shares of Class A Common Stock and subsequently retired those shares. The Company accounts for acquisition of treasury stock under the cost method. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both accumulated earnings and additional paid in capital on a pro rata basis, determined by dividing the number of shares to be retired by the number of shares issued.
Income Taxes

Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. Following the IPO, the LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
The Company files various federal and state tax returns, including some returns that are consolidated with subsidiaries. The Company accounts for the current and deferred tax effects of such returns using the asset and liability method. Significant judgments and estimates are required in determining the Company's current and deferred tax assets and liabilities, which reflect management's best assessment of the estimated future taxes it will pay. These estimates are updated throughout the year to consider income tax return filings, its geographic mix of earnings, legislative changes and other relevant items.
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts of assets and liabilities and the amounts applicable for income tax purposes. Deferred tax assets represent items to be realized as a tax deduction or credit in future tax returns. Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period.
Each quarter the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized (see Note 11).
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence based on year end results. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence.
If the Company later determines that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced. Conversely, if the Company determines that it is more likely than not that the Company will not be able to realize a portion of our deferred tax assets, the Company will increase the valuation allowance.
The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained based upon the technical merits of the position. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the income tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company's income tax provision includes the net impact of changes in the liability for unrecognized tax benefits.
The Company has filed initial returns that reflect no taxable income in applicable jurisdictions for the period ending June 30, 2014, which remains open to examination. Its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2011 through 2014 in certain tax jurisdictions. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate.
The Company considers an issue to be resolved at the earlier of the issue being “effectively settled,” settlement of an examination, or the expiration of the statute of limitations. Upon resolution, unrecognized tax benefits will be reversed as a discrete event.
The Company's liability for unrecognized tax benefits is generally presented as noncurrent. However, if it anticipates paying cash within one year to settle an uncertain tax position, the liability is presented as current. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.
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
In connection with the Recapitalization and IPO, the Company entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or any permitted assignees) of

85% of the amount of the benefits, if any, that the Company deems to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits, including those attributable to payments, under the tax receivable agreement. These payment obligations are the Company's obligations and are not obligations of the LLC. For purposes of the tax receivable agreement, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the tax receivable agreement.
The timing and/or amount of aggregate payments due under the tax receivable agreement may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable and amortizable basis.
The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement. In certain mergers, asset sales or other forms of business combinations or other changes of control, the Company (or its successor) would owe to the pre-IPO owners of the LLC (or any permitted assignees) a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the tax receivable agreement that would be based on certain assumptions, including a deemed exchange of all LLC Units and that the Company would have had sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the tax receivable agreement.
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
Dealers generally have no rights to return unsold boats. From time to time, however, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy, which generally limits returns to instances of manufacturing defects. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability the amount of such costs at the time the product revenue is recognized. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues estimated losses when a loss, due to the default of one of its dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Note 8 and Note 15 related to the Company’s product warranty and repurchase commitment obligations, respectively.
Revenue from boat part sales is recorded as the product is shipped from the Company’s location, which is free on board shipping point.  Revenue associated with sales of materials, parts, boats or engine products sold under the Company’s exclusive manufacturing and distribution agreement with its acquired Australian licensee are eliminated in consolidation. Revenue associated with sales to the independent representative responsible for international sales is recognized in accordance with free on board shipping point terms, the point at which the risks of ownership and loss pass to the representative. A fixed percentage discount is earned by the independent representative at the time of shipment to the representative as a reduction in the price of the boat and is recorded in the Company's consolidated statement of operations as a reduction in sales.
The Company entered into a license agreement with Nautique on February 6, 2015 at the same time as the settlement of litigation with Nautique (see Note 15) and earns royalties on boats shipped with the Company's proprietary wake surfing technology. Royalty income earned is recorded in net sales in the Company's consolidated statement of operations.
Delivery Costs
Shipping and freight costs are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).

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
Free floor financing incentives include payments to the lenders providing floor plan financing to the dealers or directly to the dealers themselves. Free floor financing incentives are estimated at the time of sale to the dealer based on the expected expense to the Company over the term of the free flooring period, ending in April each year, and are recognized as a reduction in sales. The Company accounts for both incentive payments directly to dealers and payment to third party lenders in this manner.
Changes in the Company’s accrual for dealer rebates were as follows:

	As of June 30,
	2015	2014
Balance at beginning of year	$2,404	$2,709
Add: Additions to dealer rebate incentive provision	5,846	4,511
Less: Dealer rebates paid	(5,085)	(4,816)
Balance at end of year	$3,165	$2,404
Changes in the Company’s accrual for flooring financing were as follows:

	As of June 30,
	2015	2014
Balance at beginning of year	$—	$—
Add: Additions to flooring provision	2,813	2,197
Less: Flooring paid	(2,813)	(2,197)
Balance at end of year	$—	$—
 Accrued Expenses
The Company’s accrued expenses primarily consist of estimates for dealer rebates, promotions, floor financing, and incentives (see above), product warranties (refer to Note 8 for more information), litigation settlement payable (refer to Note 15 for additional information), interest on the Company's new term loan entered into on April 2, 2015 (refer to Note 9 for additional information) as well as normal obligations for compensation related costs and legal and professional fees.
Derivative Instruments
The Company follows the guidance set forth in ASC Topic 815, “Derivatives and Hedging,” which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company's previous derivative instrument, an interest rate swap, was settled in connection with the pay down of all the amounts owed on the credit facilities and term loans with the proceeds from the Company's IPO on February 5, 2014. On July 1, 2015, the Company entered into a 5 year floating to fixed interest rate swap with a bank who is a counterparty to the Company's Amended and Restated Credit Agreement. Refer to Note 19 for additional information.
Fair Value of Financial Instruments
Financial instruments for which the Company did not elect the fair value option include accounts receivable, prepaids and other current assets, short-term credit facilities, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate their fair values as a result of their short-term nature or variable interest rates. On April 2, 2015, the Company entered into a variable rate term loan for $80,000, of which $78,500 was outstanding on

June 30, 2015. The carrying value of the Company’s debt as of June 30, 2015 approximated its fair value. See Note 9 for more information.
Fair Value Measurements
The Company applies the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, for fair value measurements of financial assets and financial liabilities, and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition to the financial assets and liabilities measured on a recurring basis, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. See Note 10 for more information.
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, "Compensation—Stock Compensation", which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of profit interests using the Black-Scholes option pricing model. The fair value of restricted stock unit awards are measured based on the market price of the Company’s stock on the grant date. See Note 13 for more information.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Malibu Boats, Inc. by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income(loss) attributable to Malibu Boats, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings (loss) per share. See Note 14 for further discussion.
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. The total amount financed under the floor financing programs with repurchase obligations was $67,700 and $63,200 at June 30, 2015 and 2014, respectively. Such agreements are customary in the industry and the Company’s exposure to loss under such agreements is limited by contractual caps and the resale value of the inventory which is required to be repurchased. No units were repurchased for the fiscal years ended June 30, 2015, 2014, and 2013.
Debt Issuance Costs
In July 2013, deferred financing costs of $1,016 were capitalized with the issuance of the previously existing revolving credit facility and term note of Malibu Boats, LLC, a subsidiary of the Company. Unamortized debt issuance costs of $531 associated with the previously existing term note and revolving credit facility were expensed upon extinguishment of the debt. On February 5, 2014, the Company used a portion of the net proceeds from the IPO of Malibu Boats, Inc. to pay down all amounts owed under the existing credit facilities and term loans. Unamortized debt issuance costs of $965 associated with pay down were expensed upon settlement. Refer to Note 2 for further information regarding the IPO. In connection with the new term loan entered into under the Amended and Restated Credit Agreement on April 2, 2015, the Company capitalized $1,224 in deferred financing costs. Deferred financing costs of $5 were recorded in connection with the Company's acquisition of its Australian Licensee on October 23, 2014. Amortization of deferred financing costs, including those related to the extinguishment of the prior debt and the Licensee, of $71, $1,583, and $148 were recorded for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. Unamortized debt issuance costs were $1,158 and $0 at June 30, 2015 and 2014, respectively. These amounts were classified as other assets, net and amortized over the term underlying credit agreement into interest expense using the effective interest method. See Note 9 for more information on the Company's credit agreements.

Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for fiscal years ended June 30, 2015, 2014 and 2013.
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
In November 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-17, Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An entity that elects the option to pushdown accounting shall apply the applicable disclosure requirements in ASC 805, Business Combinations. The new standard is effective November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or its most recent change-in-control event. The Company adopted this standard in accounting for the recent acquisition of its Australian subsidiary. See Note 3 for more information.
In April 2015, the FASB issued ASU No. 2015-03. This standard provides guidance on the balance sheet presentation for debt issuance costs, debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is evaluating the new guidance and the impact it will have on the Company's consolidated financial statements.
2. Recapitalization and Initial Public Offering
Recapitalization
Immediately prior to the closing of the Company’s IPO on February 5, 2014, a new single class of LLC Units of the LLC was allocated among the pre-IPO owners of the LLC in exchange for their prior membership interests of the LLC pursuant to the distribution provisions of the former limited liability company agreement of the LLC based upon the liquidation value of the LLC, assuming it was liquidated at the time of the IPO with a value implied by the IPO price of the shares of Class A Common Stock sold in the IPO. Immediately prior to the closing of the IPO, there were 17,071,424 LLC Units issued and outstanding. In addition, 34 shares of Class B Common Stock were issued, one to each existing LLC Unit holders. Further, on February 4, 2014, prior to the closing of the IPO, two holders of membership interests in the LLC merged with and into two newly formed subsidiaries of Malibu Boats, Inc. As a result of these mergers, the sole stockholders of each of the two merging entities received shares of Class A Common Stock in exchange for shares of capital stock of the merging entities. Also, the Company redeemed for nominal consideration the initial 100 shares of Class A Common Stock issued to the Company's initial stockholder in connection with its formation. The foregoing transactions are referred to as the “Recapitalization.”
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
Exchange Agreement
In connection with the Recapitalization and IPO, the Company entered into an exchange agreement (the “Exchange Agreement”) with the pre-IPO owners of the LLC, several of whom are directors and/or officers of the Company. Under the Exchange Agreement, each pre-IPO owner of the LLC (and certain permitted transferees thereof) has the right to exchange its LLC Units for shares of Class A Common Stock of the Company on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. The Exchange Agreement provides, however, that such exchanges must be for a minimum of the lesser of 1,000 LLC Units, all of the LLC Units held by the holder, or such amount as we determine to be acceptable. Further, the Exchange Agreement provides that LLC members do not have the right to exchange LLC Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company to which the LLC member may be subject or any of the Company's written policies related to unlawful or insider trading. The Exchange Agreement also provides that the Company may impose additional restrictions on exchanges that it determines to be necessary or advisable so that the LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In addition, pursuant to the LLC Agreement, the Company as managing member of the LLC, has the right to require all members of the LLC to exchange their LLC Units for Class A Common Stock in accordance with the terms of the Exchange Agreement, subject to the consent of the holders of a majority of outstanding LLC Units other than those held by the Company.
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
The Tax Receivable Agreement further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, the Company (or its successor) would owe to the pre-IPO owners (or any permitted assignees) of the LLC a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement that would be based on certain assumptions, including a deemed exchange of LLC Units and that the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the Tax Receivable Agreement. The Company also is entitled to terminate the Tax Receivable Agreement, which, if terminated, would obligate the Company to make early termination payments to the pre-IPO owners of the LLC. In addition, a pre-IPO owner may elect to unilaterally terminate the Tax Receivable Agreement with respect to such pre-IPO owner, which would obligate the Company to pay to such existing owner certain payments for tax benefits received through the taxable year of the election.
Capitalization of Offering Costs
Capitalized offering costs include costs directly attributable to the IPO. Prior to the IPO, we had capitalized approximately $1,498 of offering costs as prepaid assets. Upon closing of the IPO on February 5, 2014, these costs were netted against the proceeds of the IPO and, as such, were reclassified into additional paid in capital.
3. Non-controlling Interest
The non-controlling interest on the consolidated statement of operations and comprehensive income (loss) represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of June 30, 2015		As of June 30, 2014
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	1,419,094	7.4%	11,373,737	50.7%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,858,726	92.6%	11,064,201	49.3%
	19,277,820	100.0%	22,437,938	100.0%

Balance of non-controlling interest as of June 30, 2014	$8,801
Allocation of income to non-controlling LLC Unit holders for period	8,522
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,738)
Balance of non-controlling interest as of June 30, 2015	$15,585
Issuance of Additional LLC Units
Under the LLC Agreement, the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2015, the LLC issued a total of 173,215 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services, certain employees under the equity incentive program and to the former owner of Malibu Boats Pty. Ltd. as equity consideration for the acquisition of the Australian licensee. On April 15, 2015, 3,333,333 LLC Units were canceled in connection with the purchase and retirement of 3,333,333 treasury shares upon completion of the Company's Tender Offer. Refer to Note 12 for more information.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of June 30, 2015 and 2014, tax distributions payable to non-controlling LLC Unit holders were $147 and $2,008, respectively. Tax distributions paid to the non-controlling LLC Unit holders for the fiscal years ended June 30, 2015, 2014, and 2013 were $3,630, $11,457, and $12,347, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
4. Acquisition
On October 23, 2014, the Company acquired all of the outstanding shares of Malibu Boats Pty Ltd., the Company's exclusive licensee in Australia since 1995. The Licensee had the exclusive right to manufacture and distribute Malibu and Axis products and spare parts in Australia and New Zealand. The acquisition provides direct control of the Company's brand worldwide and provides it with a strong footprint for future growth internationally in Asia. The aggregate purchase price for the transaction was $16.1 million, consisting of $13.3 million in cash and $2.8 million in equity equal to 170,889 shares of the Company's Class A Common Stock based on a closing stock price of $17.11 per share. Under the share sale agreement, the number of shares issued was based on the average closing price of shares of the Class A Common Stock for the 20 days immediately prior to, but not including, the closing date of the acquisition. Of the consideration paid in stock, 71.43% is restricted from sale for a period of 2 years from the acquisition date. The Company funded a portion of the purchase price payable in cash with additional borrowings under its revolving credit facility. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
The total consideration given to the former owner of the Licensee has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition utilizing the assistance of third party valuation specialists. The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities of the Licensee assumed at the acquisition date:

Consideration:
Cash consideration paid	$13,305
Equity consideration paid [1]	2,837
Fair value of total consideration transferred	$16,142

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$1,642
Accounts receivable	878
Inventories	5,023
Other current assets	195
Net property, plant, and equipment	1,191
Identifiable intangible assets	4,558
Other assets	45
Current liabilities	(3,908)
Deferred tax liabilities	(1,407)
Other liabilities	(34)
Fair value of assets acquired and liabilities assumed	$8,183
Goodwill	7,959
Total purchase price	$16,142
1 In accordance with ASC Topic 820, the fair value of the equity consideration paid reflects a discount to take into account the effect of the 2 year sale restriction on 71.43% of the consideration paid in stock. The measurement period adjustment of $87 was made in the fourth quarter of fiscal 2015 which also reduced goodwill.
The fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Reacquired franchise rights	$1,579	5
Dealer relationships	2,808	15
Non-compete agreement	61	10
Backlog	110	0.3
Total	$4,558
The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The fair value of the identifiable intangible assets were determined based on the following approaches:
Reacquired Franchise Rights - The reacquired franchise rights intangible asset represents the value assigned to the remainder of the contractual term of the Licensee's exclusive manufacturing and distributors agreement with the Company and was determined using the multi-period excess earnings method under the income approach. No gain or loss was recognized on the reacquisition of the Company's franchise rights.
Dealer Relationships - The value associated with the Licensee's dealer relationships is attributed to its long standing dealer distribution network. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer relationships through the application of the distributor method under the multi-period excess earnings approach.
Non-compete - As part of the acquisition, the Licensee entered into a ten-year non-compete agreement with its former owner. The fair value of the non-compete agreement was determined using the with or without method under the income approach which discounted future cash flows attributable to unfavorable impact of the agreement had it not been in place.

Backlog - Backlog relates to the value of orders not yet shipped by Licensee at the acquisition date, and the fair values were based on an excess earnings approach associated with those orders. Backlog related assets are being recognized commensurate with recognition of the revenue for the orders on which the backlog intangible assets were determined.
The fair value of these intangible assets are being amortized using a straight-line method to general and administrative expenses over their estimated useful lives. The weighted average useful life of identifiable intangible assets acquired was 11.1 years. Goodwill of $7,959 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition, such as assembled workforce, and was allocated to the Company’s Australian operating segment. None of the goodwill is expected to be deductible for income tax purposes.
Acquisition-related costs of $824, all of which were incurred by the Company in fiscal 2015, were expensed in the periods prior to the acquisition of Malibu Boats Pty Ltd., and are included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the fiscal year ended June 30, 2015. Net sales of $14,919 and net income after taxes of $201 attributable to the Licensee are included in the consolidated statements of operations and comprehensive income (loss) for the period from the acquisition date through June 30, 2015.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the fiscal years ended June 30, 2015 and 2014 assume that the acquisition of Licensee had occurred as of July 1, 2013. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014 or of the results that may occur in the future:

	Fiscal Year Ended June 30,
	2015	2014
Net sales	$233,688	$205,866
Net income	24,174	1,700
Net income (loss) attributable to Malibu Boats, Inc.	15,463	(2,263)
Basic earnings (loss) per share	$0.98	$(0.20)
Diluted earnings (loss) per share	$0.98	$(0.20)

5. Inventories
Inventories, net consisted of the following:

	As of June 30, 2015	As of June 30, 2014
Raw materials	$15,990	$9,786
Work in progress	1,933	1,428
Finished goods	3,399	2,440
Inventory obsolescence reserve	(929)	(764)
Net inventory	$20,393	$12,890
6. Property and Equipment
Property and equipment, net consisted of the following:

	As of June 30, 2015	As of June 30, 2014
Land	$254	$254
Leasehold improvements	4,527	2,039
Machinery and equipment	14,728	11,257
Furniture and fixtures	2,354	1,544
Construction in process	2,621	2,987
	24,484	18,081
Less accumulated depreciation	(9,538)	(7,118)
	$14,946	$10,963
Depreciation expense was $2,427, $1,600 and $1,090 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, substantially all of which was recorded in cost of goods sold.
Sale-Leaseback Transaction
In March 2008, the Company sold its two primary manufacturing and office facilities for a total of $18,250, which resulted in a gain of $726. Expenses incurred related to the sale were $523. Simultaneous with the sale, the Company entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain on this transaction of $203 has been deferred and is being amortized over the initial lease term. For the fiscal years ended June 30, 2015, 2014 and 2013, the realized gain recognized was $7, $11 and $11, respectively.
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year ended June 30, 2015 were as follows:

Goodwill as of June 30, 2014	$5,718
Addition related to acquisition of Malibu Boats Pty. Ltd.	7,959
Effect of foreign currency changes on goodwill	(1,012)
Goodwill as of June 30, 2015	$12,665
The components of other intangible assets were as follows:

	June 30, 2015	June 30, 2014	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,378	$—	5	4.6
Dealer relationships	29,842	27,392	8-15	14.3
Patent	1,386	1,386	12	3.1
Trade name	24,667	24,567	15	6.2
Non-compete agreement	54	—	10	9.6
Backlog	96	—	0.3	0.0
Total	57,423	53,345
Less: Accumulated amortization	(43,428)	(40,987)
Total other intangible assets, net	$13,995	$12,358
As a part of the acquisition of Malibu Boats Pty. Ltd., the Company acquired certain identifiable intangible assets including reacquired franchise rights, dealer relationships, a non-compete agreement, and backlog. At the acquisition date of October 23, 2014, the fair value of these intangibles assets were $4,558. Refer to Note 4 for more information on the acquisition of Malibu Boats Pty. Ltd. On June 19, 2015, the Company acquired the Canadian trademark for Malibu Boats from a third party seller for a purchase price of $100. The estimated fair value of trademark is being amortized on a straightline basis over an estimated useful life of 15 years.

Amortization expense recognized on all amortizable intangibles was $2,463, $5,177 and $5,178 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
Estimated future amortization expenses as of June 30, 2015 are as follows:

Fiscal Year	As of June 30, 2015
2016	$2,204
2017	2,204
2018	2,204
2019	2,098
2020	1,899
Thereafter	3,386
$13,995
8. Product Warranties
The Company provides a limited warranty for a period of up to three years for its Malibu brand boats and two years for its Axis products. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities by brand on a quarterly basis and adjusts the amounts as necessary. The Company utilizes historical trends and analytical tools to assist in determining the appropriate warranty liability. Changes in the Company's warranty liabilities due to improvements in the Company's experience and adjustments related to changes in estimates are included as adjustments to preexisting warranties presented in the table below and prior year amounts have been reclassified to conform to the current period presentation. Effective July 1, 2015, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats.
Changes in the Company’s product warranty liability were as follows:

	As of June 30, 2015	As of June 30, 2014
Balance at beginning of year	$6,164	$5,658
Add: Additions to warranty provision	3,210	3,062
Additions for Australian acquisition	308	—
Adjustments to preexisting warranties	(514)	(155)
Less: Warranty claims paid	(2,558)	(2,401)
Balance at end of year	$6,610	$6,164
9. Financing
Outstanding debt consisted of the following:

	As of June 30, 2015	As of June 30, 2014

Current maturities of long-term debt	$6,500	$—
Long-term debt
Term loan	72,000	—
	78,500	—
Less current maturities	(6,500)	—
Total debt less current maturities	$72,000	$—
Long-Term Debt
Amended and Restated Line of Credit and Term Loan. On April 2, 2015, Malibu Boats, LLC entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the

“Amended and Restated Credit Agreement”). The proceeds from the Amended and Restated Credit Agreement were used to repurchase the Company's Class A Common Stock and refinance amounts outstanding under the previously existing revolving credit facility with the same bank. The obligations of Malibu Boats LLC under the Amended and Restated Credit Agreement are currently guaranteed by its parent, Malibu Boats Holdings, LLC, and its subsidiary, Malibu Boats Domestic International Sales Corp. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan mature on April 2, 2020.
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of June 30, 2015, and a $80,000 term loan, which is subject to quarterly installments of $1,500 per quarter until March 31, 2016, then $2,000 per quarter until March 31, 2019 and $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. At June 30, 2015, the interest rate on the term loan was 2.77% and the weighted average interest rate on the term loan was 3.08% for fiscal 2015.
The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of June 30, 2015, the Company had no outstanding balance under the swingline facility.
Under the Amended and Restated Credit Agreement, the Company has the ability to issue letters of credit up to $5,000, none of which was outstanding as of June 30, 2015. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment.
The Amended and Restated Credit Agreement permits prepayment without any penalties. It is also subject to prepayments from the net cash proceeds received by the Borrower of any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC's activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
In connection with the Amended and Restated Credit Agreement, the Company capitalized $1,224 in deferred financing costs. These costs were classified as other assets, net and are being amortized over the term of the Amended and Restated Credit Agreement into interest expense using the effective interest method.
Former Revolving Line of Credit and Term Loan. On July 16, 2013, Malibu Boats, LLC entered into a credit agreement with a syndicate of banks led by SunTrust Bank that was comprised of a $10,000 revolving commitment, none of which was outstanding as of June 30, 2014, and a $65,000 term loan commitment, which was repaid in full with the proceeds from the IPO. Refer to Note 2 for further information regarding the IPO. The revolving credit facility and term loan were collateralized by substantially all of the Company’s assets. The proceeds from this revolving line of credit and term loan agreement were used to repay previously existing term and revolving credit facility with the same bank. Borrowings against the revolving line of credit bore interest at the Company’s option of Bank Prime or LIBOR plus the applicable margin, as defined in the agreement. The Company had the ability to issue letters of credit under this agreement up to $3,000.
For the fiscal years ended June 30, 2015 and 2014, the Company was in compliance with financial covenants contained in the Amended and Restated Credit Agreement and its former credit agreement (unaudited).
10. Fair Value Measurements
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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015:
Cash [1]	$8,387	$8,387	$—	$—
Total assets at fair value	$8,387	$8,387	$—	$—

As of June 30, 2014:
Cash [1]	$12,173	$12,173	$—	$—
Total assets at fair value	$12,173	$12,173	$—	$—
1 Fair value measurements for the Company’s cash is classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. There were no transfers of assets or liabilities between Level 1 and Level 2 as of June 30, 2015 or 2014, respectively.
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
There were no impairments recorded in connection with tangible and intangible long-lived assets for the fiscal years ended June 30, 2015, 2014 or 2013, respectively.
11. Income Taxes and Tax Receivable Agreement
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
The components of provision for (benefit from) income taxes are as follows:

	Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2014
Current tax expense:
Federal	$205	$44
State	95	376
Foreign	430	14
Total Current	730	434
Deferred tax expense (benefit):
Federal	8,208	(2,066)
State	(49)	(588)
Foreign	(226)	—
Total Deferred	7,933	(2,654)
Income tax expense (benefit)	$8,663	$(2,220)
The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2014
Federal tax provision at statutory rate	35.0%	35.0%
State income taxes, net of federal benefit	0.1	5.5
Permanent differences attributable to partnership investment	1.6	(9.9)
Non-controlling interest	(9.8)	36.5
Other, net	0.3	(1.9)
Total income tax expense on continuing operations	27.2%	65.2%
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

The components of the Company's net deferred income tax assets and liabilities at June 30, 2015 and 2014 are as follows:

	As of June 30, 2015	As of June 30, 2014
Deferred tax assets:
Litigation accrual	$—	$500
Partnership basis differences	105,632	21,452
Fixed assets and intangibles	144	—
Accrued liabilities and reserves	448	—
State tax credits and NOLs	388	—
Other	35	—
Total deferred tax assets	106,647	21,952
Deferred tax liabilities:
Income tax deferral due to fiscal year end	—	995
Fixed assets and intangibles	1,101	—
Total deferred tax liabilities	1,101	995
Less valuation allowance	—	—
Total net deferred tax assets	$105,546	$20,957
The Company recorded $1,479 of net deferred tax liabilities in connection with the acquisition of Malibu Boats Pty Ltd. This net deferred tax liability represents the tax effects of fair value adjustments that were recorded with no corresponding adjustment to the tax basis of underlying assets and liabilities as the transaction was non-taxable.
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2015, the Company concluded that no valuation allowance against deferred tax assets was necessary.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (refer to Note 1, Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Income Taxes). During the tax year ended June 30, 2015, a liability was established for unrecognized tax benefits through acquisition accounting. As of June 30, 2015, a nominal amount of interest and no penalties had been accrued. Tax years 2011 through 2014 for the Company's subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination in certain tax jurisdictions. The Company has filed initial returns that reflect no taxable income in applicable jurisdictions for the period ending June 30, 2014, which remains open to examination.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2014 and 2015 is as follows:

	As of June 30, 2015	As of June 30, 2014
Balance as of July 1	$—	$—
Additions based on tax positions taken during the current period	4	—
Reductions based on tax positions taken during a prior period	—	—
Additions based on tax positions taken during a prior period	62	—
Balance as of June 30	$66	$—
The Company recorded $62 and $4 in connection with uncertain tax positions taken by Malibu Boats Pty Ltd. in prior years and the current year, respectively, that would be payable by the Company if settled with the relevant tax authority. As of June 30, 2015, it is reasonably possible that none of the total unrecognized tax benefits recorded will reverse within the next 12 months. Of the total unrecognized tax benefits recorded on the balance sheet, $66 would impact the effective tax rate once settled.
The Company has unremitted earnings with respect to its non-U.S. subsidiary of approximately $295 that would be taxable as dividends if repatriated to the U.S. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal. As such, the Company has not recorded a deferred tax liability associated with these unremitted earnings.
Tax Receivable Agreement
As discussed in Note 2, the Company entered into the Tax Receivable Agreement with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to the Company entering into the Tax Receivable Agreement, including those attributable to payments under the Tax Receivable Agreement. In connection with completion of its offerings on July 15, 2014 and May 27, 2015 and the “modified Dutch auction” tender offer on April 15, 2015, the Company recorded deferred tax assets of $92,625 associated with basis differences in assets upon acquiring the additional interest in Malibu Boats Holdings, LLC and in anticipation of making an election under Section 754 of the Internal Revenue Code of 1986, as amended. The Company also recorded a tax receivable agreement liability of $82,834 representing 85% of the tax savings that the Company expects to realize in connection with the Section 754 election.
As of June 30, 2015, the Company had recorded deferred tax assets of $110,928 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC. The aggregate tax receivable agreement liabilities were $96,470 representing 85% of the tax savings that the Company will receive in connection with the anticipated Section 754 election. The Company estimates that $2,969 will be currently due under the Tax Receivable Agreement within the next 12 months. In accordance with the Tax Receivable Agreement, the first payment is anticipated to occur 45 days after filing the federal tax return due on March 15, 2016.
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30, 2015	As of June 30, 2014
Beginning balance as of June 30,	$13,636	$—
Additions to tax receivable agreement:
IPO transaction on February 5, 2014	—	13,636
Follow-on Offering on July 15, 2014	34,028	—
Tender Offer on April 15, 2015	23,969	—
Secondary Offering on May 27, 2015	24,837	—
Payment under tax receivable agreement	—	—
	96,470	13,636
Less current portion under tax receivable agreement	(2,969)	—
Ending balance as of June 30,	$93,501	$13,636
12. Stockholder’s Equity
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

On July 2, 2014, in connection with transfers of membership units of the LLC by certain members of the LLC to one LLC member, the Company canceled one share of its Class B Common Stock.
Offerings
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
Tender Offer
On March 13, 2015, Malibu Boats, Inc. commenced an offer to purchase up to $70,000 in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of LLC Units, for cash by means of a “modified Dutch auction” tender offer. Pursuant to the Tender Offer, holders could tender all or a portion of their shares of Class A Common Stock (1) at a price specified by the tendering stockholder of not less than $21.00 and not more than $23.50 per share of Class A Common Stock, or (2) without specifying a purchase price, in which case their shares of Class A Common Stock would be purchased at the purchase price determined in accordance with the terms of the Tender Offer. Upon completion of the Tender Offer, on April 15, 2015, the Company purchased 3,333,333 shares of Class A Common Stock, including 2,602,923 Class A Common Stock issued upon the exchange of LLC Units, at a purchase price of $21.00 per share for an aggregate purchase price of approximately $70,000, excluding related fees and expenses of approximately $1,523 related to the Tender Offer. Upon the repurchase, 3,333,333 shares were classified as treasury stock and then subsequently retired.
Secondary Offering
On May 27, 2015, the Company completed the Secondary Offering of 3,996,255 shares of its Class A Common Stock, including 2,967,267 shares of Class A Common Stock that were issued upon exchange of LLC Units, at a price to the public of $19.05 per share, after deducting underwriters discounts and commissions, all of which were sold by selling stockholders. In addition, this included 521,250 shares issued and sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the Secondary Offering. The Company did not sell any shares of Common Stock in the public offering and did not receive any proceeds.
Pursuant to the Company’s Certificate of Incorporation, on May 21, 2015 in connection with the exchanges of LLC Units for Class A Common Stock, 19 shares of Class B Common Stock were automatically transferred to the Company and retired. As of June 30, 2015, the Company had a total of 24 shares of its Class B Common Stock issued and outstanding.
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
Equity Consideration
On October 23, 2014, in connection with the acquisition of the Australian licensee, the Company issued 170,889 shares of Class A Common Stock to the former owner of Malibu Boats Pty. Ltd. as equity consideration. Refer to Note 4 for more information on the acquisition.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A

Common Stock. As of June 30, 2015, the Company held 17,858,726 LLC Units, representing a 92.6% economic interest in the LLC, while non-controlling LLC Unit holders held 1,419,094 LLC Units, representing a 7.4% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
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
13. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s Board of Directors adopted the Malibu Boats, Inc. Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2015, there were 1,561,232 shares available for future issuance under Incentive Plan.
On May 16, 2015, the Company granted 12 restricted stock unit awards to key employees under the Incentive Plan with a grant date fair value of $20.67 per unit. On June 27, 2014, the Company granted 46 restricted stock unit awards to key employees under the Incentive Plan with a grant date fair value of $20.03 per unit. Under the terms of the agreements, the awards will vest 25% ratably on each anniversary of their grant date. Stock-based compensation expense attributable to these restricted stock units is amortized on a straight-line basis over the requisite service period. As of June 30, 2015, the weighted-average years non-vested for these awards was approximately 3.2 years.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. On June 30, 2014, the Company issued 9 shares of Class A Common Stock and 61 restricted stock units to its non-employee directors for their services as directors pursuant to the Incentive Plan. The grant date fair value for the Class A Common Stock and restricted stock units received for the equity portion of the annual retainer was $14.00 and the grant date fair value for the portion of the cash retainer elected to be received in equity was $20.10. For the fiscal year ending June 30, 2015, the Company issued 3 shares of Class A Common Stock and 9 restricted stock units with a weighted-average grant date fair value of $18.52 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units (in thousands, except per share amounts):

	As of June 30, 2015		As of June 30, 2014
	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units at beginning of year	46	$20.03	—	$—
Granted	21	20.44	107	16.82
Vested	(21)	15.83	(61)	14.38
Forfeited	(2)	20.03	—	—
Total Non-vested Restricted Stock Units at end of year	45	$20.20	46	$20.03
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
Certain agreements related to profits interest awards previously granted in 2012 under the former LLC agreement were modified to fully vest the awards at the time of the Recapitalization and IPO transactions. As a result, the incremental fair value associated with the awards was recognized as stock compensation expense when the Recapitalization and IPO transactions occurred. Further, certain profits interest awards previously granted in November 2013, vest one-third on each of the first three anniversaries of September 30, 2014. On June 26, 2014, the vesting period for certain profit interest awards granted to a member of management on November 1, 2013 and previously granted in 2012 were accelerated to vest on the date immediately prior to the completion of the Follow-on Offering. On May 16, 2015, the vesting period for certain profit interest awards granted to a member of management on October 4, 2011 was accelerated to vest immediately to allow for participation in our Secondary Offering.
A detail of the LLC’s outstanding restricted LLC Units (formerly M Units) for the fiscal years ended June 30, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Total Units June 30, 2013	Units Granted	Units Sold	Total Units June 30, 2014	Units Vested Through June 30, 2014	Units Unvested Through June 30, 2014
LLC Units	931	387	(211)	1,107	815	292
Weighted Average Grant Date Fair Value Per Unit	$14.78	$14.12	$(14.46)	$14.52	$14.59	$14.32

	Total Units June 30, 2014	Units Granted	Units Sold	Total Units June 30, 2015	Units Vested Through June 30, 2015	Units Unvested Through June 30, 2015
LLC Units	1,107	—	(625)	482	215	267
Weighted Average Grant Date Fair Value Per Unit	$14.52	$—	$(14.60)	$14.33	$14.41	$14.26
As of June 30, 2015, the weighted-average years unvested for these awards was approximately 1.2 years. The total fair value of LLC Units vested for the period from IPO to June 30, 2014 was $2,558 and from June 30, 2014 to June 30, 2015 was $493.
Stock compensation expense attributable to all of the Company's equity awards was $1,467, $2,577, and $127 for the fiscal years 2015, 2014 and 2013, respectively, and is included in general and administrative expense in the Company's consolidated statement of operations and comprehensive income (loss). The cash flow effects resulting from equity awards were reflected as noncash operating activities. As of June 30, 2015 and 2014, unrecognized compensation cost related to nonvested, share-based compensation was $2,258 and $3,515, respectively.
14. Net Earnings (Loss) Per Share
Basic net income (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to the Company's earnings by the weighted average number of shares of Class A Common Stock outstanding during the period. The weighted average number of shares of Class A Common Stock outstanding used in computing basic net income (loss) per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common shareholders through receipt of additional units of equivalent value to the dividends paid to Class A Common Stock holders.

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
All earnings (loss) prior to and up to February 5, 2014, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings (loss) per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Malibu Boats, Inc. from the period subsequent to February 5, 2014 is included in the net income (loss) attributable to the stockholders of Class A Common Stock. Basic and diluted net income (loss) per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30, 2015	Period from February 5, 2014 to June 30, 2014
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$14,661	$(4,676)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A Common Stock	15,668,072	11,054,894
Weighted-average participating restricted stock units convertible into Class A Common Stock	64,459	416
Basic weighted-average shares outstanding	15,732,531	11,055,310
Basic net income (loss) per share	$0.93	$(0.42)

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$14,661	$(4,676)
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	15,732,531	11,055,310
Restricted stock units granted to employees	8,487	—
Diluted weighted-average shares outstanding [1]	15,741,018	11,055,310
Diluted net income (loss) per share	$0.93	$(0.42)
1 The Company excluded 1,419,094 and 11,373,855 potentially dilutive shares from the calculation of diluted net income (loss) per share for the fiscal year ended June 30, 2015 and 2014, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings (loss) per share of Class B Common Stock has not been presented.
15. Commitments and Contingencies
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss). No units were repurchased for the fiscal years ended June 30, 2015, 2014 and 2013. The Company did not carry a reserve for repurchases as of June 30, 2015 and 2014, respectively.
Lease Commitments
In connection with a sale-leaseback transaction as of March 2008, the Company now leases its manufacturing and office facilities for $156 per month with periodic inflationary adjustments, plus the payment of property taxes, normal maintenance, and insurance on the property under an agreement which expires March 2028, with three 10-year options to extend, at the Company’s discretion. Refer to Note 6 for more information.
The Company also has various other leases for operating facilities in both U.S. and Australia and machinery and equipment under operating leases that expire over the next three years. The total rental expense for the years ended June 30, 2015, 2014 and 2013 was $2,256 , $2,088 and $1,889, respectively.
Future minimum lease payments under noncancelable operating leases as of June 30, 2015, are as follows:

As of June 30, 2015
Fiscal Year
2016	$2,272
2017	2,218
2018	2,223
2019	2,373
2020	2,378
Thereafter	18,359
$29,823
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of June 30, 2015 that would not be covered by our insurance.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2015 or June 30, 2014 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. See ‘Legal Proceedings’ section below for more detail on on-going litigation.
Legal Proceedings
On August 27, 2010, Pacific Coast Marine Windshields Ltd., or "PCMW," filed suit against the Company and certain third parties, including Marine Hardware, Inc., a third-party supplier of windshields to the Company, in the U.S. District Court for the Middle District of Florida seeking monetary and injunctive relief. PCMW was a significant supplier of windshields to the Company through 2008, when the Company sought an alternative vendor of windshields in response to defective product supplied by PCMW. PCMW’s amended complaint alleged, among other things, infringement of a design patent and two utility patents related to marine windshields, copyright infringement and misappropriation of trade secrets. The Company denied any liability arising from the causes of action alleged by PCMW and filed a counter claim alleging PCMW’s infringement of one of the Company's patents, conversion of two of the patents asserted against the Company, unfair competition and breach of contract. In December 2012, the court granted partial summary judgment in the Company's favor, holding that the Company did not infringe the design patent asserted against the Company. PCMW appealed the court’s decision and dismissed all remaining claims against the Company, other than the claims of copyright infringement and misappropriation of trade secrets. The court stayed the remaining matters pending resolution of PCMW’s appeal. On January 8, 2014, the Court of Appeals for the Federal Circuit Court reversed the decision granting summary judgment in the Company's favor regarding the design patent asserted against the Company, and the case was remanded to the district court. The appellate court’s decision did not affect any of the Company's other defenses to any of PCMW’s claims, including the design patent claim, nor did it affect any of the Company's claims against PCMW. The district court scheduled a hearing on June 3, 2014 for the pending summary judgment motions, and it subsequently entered an order denying those motions and confirming the previously-set trial date of September 22, 2014 on PCMW’s remaining claims for infringement of a design patent, copyright, and trade secret misappropriation and the Company’s claims against PCMW for declaratory relief, conversion, breach of warranty, and unfair competition. As part of the order dated August 22, 2014, denying the Company’s summary judgment motion, the district court ruled that if successful at trial in proving that the Company infringes the design patent, PCMW would be allowed to seek recovery of Malibu’s profits from the sale of the boats using the alleged infringing windshield, and not merely the profits from the windshield. On September 15, 2014, the Company entered into a Memorandum of Understanding between it and PCMW subject to the execution of a definitive settlement agreement which is expected to occur on or prior to September 29, 2014. As a result, the Company paid $20.0 million in cash to to the plaintiffs, PCMW and Darren Bach, upon entry into a definitive agreement or such later date as the parties agree, and the parties have released each other from all past and present claims. Further, the plaintiffs, including PCMW, have agreed not to sue on now-existing intellectual property rights. Accordingly, the Company recorded a one-time charge of $20.0 million in connection with the settlement for the fiscal year ended June 30, 2014.
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
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged MasterCraft's infringement of a utility patent related to wake surfing technology. MasterCraft denied liability arising from the causes of action alleged in the Company's complaint and filed a counterclaim alleging non-infringement and invalidity of the asserted patent. In August 2015, MasterCraft filed a motion for summary judgment of non-infringement, which the Company will oppose. The Court has not yet issued a scheduling order regarding the schedule for the litigation. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft's counterclaims are without merit.
16. Related Party Transactions
On July 11, 2012, the LLC reinstated certain payment provisions of a management agreement with an equity sponsor. Under the terms of the management agreement, as amended, the LLC agreed to pay a management fee of $1,831 for periods prior to June 30, 2012, $250 for the period July 1, 2012 through December 31, 2012 and $750 per annum beginning January 1, 2013, all of which is payable in advance. In connection with the IPO, this management agreement was terminated and a one time termination fee of $3,750 was paid to the former sponsor. Total payments associated with the management services, including termination fees, for the years ended June 30, 2014 and 2013 were $4,500 and $2,831, respectively, all of which are recorded as general and administrative expense.
Three non-employee members of the Company's board of directors are also shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2015 and 2014, $374 and $416, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $79 and $268 was a prepayment for services through the 2015 annual meeting for the years ended June 30, 2015 and 2014, respectively.
17. Segment Reporting

The following table presents financial information for the Company’s reportable segments for the fiscal year ended June 30, 2015 and 2014.

Fiscal Year Ended June 30, 2015
	US	Australia [1]	Eliminations	Total
Net sales	$219,142	$14,919	$(5,440)	$228,621
Affiliate (or intersegment) sales	5,440	—	(5,440)	—
Net sales to external customers	213,702	14,919	—	228,621
Depreciation and amortization	4,318	572	—	4,890
Net income before provision for income taxes	32,142	295	(591)	31,846
Capital expenditures	5,299	67	—	5,366
Long-lived assets	31,280	11,484	—	42,764
Total assets	$188,862	$18,194	$(17,928)	$189,128

Fiscal Year Ended June 30, 2014
	US	Australia [1]	Eliminations	Total
Net sales	$190,935	$—	$—	$190,935
Affiliate (or intersegment) sales	—	—	—	—
Net sales to external customers	190,935	—	—	190,935
Depreciation and amortization	6,777	—	—	6,777
Net loss before provision for income taxes	(3,408)	—	—	(3,408)
Capital expenditures	5,915	—	—	5,915
Long-lived assets	29,039	—	—	29,039
Total assets	$84,801	$—	$—	$84,801
1 Represents the results of the Company's Licensee since its acquisition on October 23, 2014.

18. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2015
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net Sales	$60,716	$64,762	$55,484	$47,659	$228,621
Gross Profit	16,275	17,897	14,164	12,093	60,429
Operating income	11,324	9,523	6,998	3,305	31,150
Net income	7,575	7,643	5,576	2,389	23,183
Net income attributable to non-controlling interest	1,923	3,278	2,312	1,009	8,522
Net income attributable to Malibu Boats, Inc.	$5,652	$4,365	$3,264	$1,380	$14,661
Basic net income (loss) per share	$0.35	$0.28	$0.21	$0.09	$0.93
Diluted net income (loss) per share	$0.35	$0.28	$0.21	$0.09	$0.93

	Quarter Ended [1]				Fiscal Year Ended June 30, 2014
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net Sales	$53,400	$50,293	$43,938	$43,304	$190,935
Gross Profit	14,676	13,401	11,696	11,021	50,794
Operating (loss) income	(12,914)	296	5,823	6,340	(455)
Net (loss) income	(10,600)	(987)	5,220	5,179	(1,188)
Net (loss) income attributable to non-controlling interest	(6,294)	(617)	5,220	5,179	3,488
Net loss attributable to Malibu Boats, Inc.	$(4,306)	$(370)	$—	$—	$(4,676)
Basic net loss per share	$(0.39)	$(0.03)	$—	$—	$(0.42)
Diluted net income per share	$(0.39)	$(0.04)	$—	$—	$(0.42)
1 The quarterly information presented for the quarters ended September 30 and December 31, 2013 reflect the financial statement results attributable to the LLC. The quarterly information presented for the quarters beginning March 31, 2014 and after reflect the financial statement results of the Company. Certain totals will not sum exactly due to rounding.
19. Subsequent Events
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with a certain counterparty to the Amended and Restated Credit Agreement. The swap has an effective start date of July 1, 2015 and is based on an one month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument would be recognized in earnings in the Company's consolidated statements of operations and comprehensive income (loss).

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.
We have excluded Malibu Boats Pty. Ltd. from our assessment of internal control over financial reporting as of June 30, 2015 because it was acquired by us during fiscal year ended June 30, 2015. Malibu Boats Pty. Ltd. is wholly owned by us with total assets and total revenue representing 9.6% and 6.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2015.
This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Business Conduct applicable to our employees, directors, and officers and a Code of Ethics. This Code of Ethics is applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The codes are available on the Company’s website at www.malibuboats.com. To the extent required by rules adopted by the SEC and NASDAQ, we intend to promptly disclose future amendments to certain provisions of the codes, or waivers of such provisions granted to executive officers and directors on our website at www.malibuboats.com.
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

PART IV.

Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended June 30, 2015, 2014, and 2013.

•	Consolidated Balance Sheets as of June 30, 2015 and 2014.

•	Consolidated Statements of Members’ and Stockholders’ (Deficit) Equity for the fiscal years ended June 30, 2015, 2014, and 2013.

•	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014, and 2013.

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
3. Exhibits
The exhibits filed as part of this Annual Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [2]
3.2	Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [2]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Form of Class A Common Stock Certificate [2]
4.2	Form of Class B Common Stock Certificate [2]
10.1	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
10.2	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.3
Settlement Agreement dated September 29, 2014, by and among Malibu Boats, Inc., Marine Hardware, Inc., Tressmark, Inc. d/b/a Liquid Sports Marine, MH Window, LLC, John F. Pugh, Pacific Coast Marine Windshields Ltd. and Darren Bach [6]

10.4
Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, swingline lender and issuing lender, and the lenders and other guarantors party thereto, dated April 2, 2015. [1]

10.5	Amended and Restated Security Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent, dated April 2, 2015.[1]

10.6 *	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.5 *	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.6 *	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.7 *	Long-Term Incentive Plan [2]
10.8 *	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.9 *	Form of Incentive Stock Option Agreement [2]
10.10 *	Form of Nonqualified Stock Option Agreement [2]
10.11 *	Form of Restricted Stock Agreement [2]
10.12 *	Form of Restricted Stock Unit Award Agreement [2]
10.13 *	Form of Indemnification Agreement [7]
10.14 *	Director Compensation Policy [5]
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of McGladrey LLP, independent registered public accounting firm for Malibu Boats, Inc.
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

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on April 2, 2015.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on October 3, 2014.

(7)	Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-192862) filed on December 13, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MALIBU BOATS, INC.

September 10, 2015	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

September 10, 2015	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2015
/s/ Wayne R. Wilson
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2015
/s/ Michael K. Hooks
Michael K. Hooks	Chairman of the Board and Director	September 10, 2015
/s/ Mark W. Lanigan
Mark W. Lanigan	Director	September 10, 2015
/s/ Phillip S. Estes
Phillip S. Estes	Director	September 10, 2015
/s/ James R. Buch
James R. Buch	Director	September 10, 2015
/s/ Ivar S. Chhina
Ivar S. Chhina	Director	September 10, 2015
/s/ Michael J. Connolly
Michael J. Connolly	Director	September 10, 2015
/s/ Peter E. Murphy
Peter E. Murphy	Director	September 10, 2015
/s/ John E. Stokely
John E. Stokely	Director	September 10, 2015