Form 10-Q
period 2015-09-30
Malibu Boats, Inc.
filed 2015-11-04
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of November 3, 2015:	17,882,085	shares
Class B Common Stock, par value $0.01, outstanding as of November 3, 2015:	23	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,
	2015	2014
Net sales	$57,240	$47,659
Cost of sales	42,530	35,566
Gross profit	14,710	12,093
Operating expenses:
Selling and marketing	2,262	1,638
General and administrative	4,626	6,426
Amortization	547	724
Operating income	7,275	3,305
Other income (expense):
Other	7	—
Interest expense	(1,316)	(9)
Other expense	(1,309)	(9)
Net income before provision for income taxes	5,966	3,296
Provision for income taxes	1,986	907
Net income	3,980	2,389
Net income attributable to non-controlling interest	422	1,009
Net income attributable to Malibu Boats, Inc.	$3,558	$1,380

Comprehensive income (loss):
Net income	$3,980	$2,389
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	(1,257)	—
Other comprehensive loss, net of tax	(1,257)	—
Comprehensive income, net of tax	2,723	2,389
Less: comprehensive income attributable to non-controlling interest, net of tax	289	1,009
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$2,434	$1,380

Weighted average shares outstanding used in computing net income per share:
Basic	17,942,085	14,783,986
Diluted	17,948,835	21,426,037
Net income available to Class A Common Stock per share:
Basic	$0.20	$0.09
Diluted	$0.20	$0.09

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2015	June 30, 2015

Assets
Current assets
Cash	$10,859	$8,387
Trade receivables, net	11,253	9,482
Inventories, net	23,966	20,393
Deferred tax asset	590	629
Prepaid expenses and other current assets	1,431	1,370
Total current assets	48,099	40,261
Property and equipment, net	15,376	14,946
Goodwill	12,049	12,665
Other intangible assets, net	13,136	13,995
Debt issuance costs, net	1,092	1,158
Deferred tax asset	105,512	106,001
Other assets	41	102
Total assets	$195,305	$189,128
Liabilities
Current liabilities
Current maturities of long-term debt	$7,000	$6,500
Accounts payable	14,643	9,151
Accrued expenses	12,876	14,135
Income taxes and tax distribution payable	921	784
Payable pursuant to tax receivable agreement, current portion	2,969	2,969
Total current liabilities	38,409	33,539
Deferred tax liabilities	958	1,084
Payable pursuant to tax receivable agreement	93,619	93,501
Long-term debt	70,000	72,000
Other long-term liabilities	823	275
Total liabilities	203,809	200,399
Commitments and contingencies (See Note 14)
Stockholders' Deficit
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,882,085 shares issued and outstanding as of September 30, 2015; 100,000,000 shares authorized; 17,858,726 issued and outstanding as of June 30, 2015	178	178
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 23 shares issued and outstanding as of September 30, 2015; 25,000,000 shares authorized; 24 issued and outstanding as of June 30, 2015	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and June 30, 2015	—	—
Additional paid in capital	33,359	32,973
Accumulated other comprehensive loss	(3,338)	(2,081)
Accumulated deficit	(42,719)	(46,239)
Total stockholders' deficit attributable to Malibu Boats, Inc.	(12,520)	(15,169)
Non-controlling interest	4,016	3,898
Total stockholders’ deficit	(8,504)	(11,271)
Total liabilities and stockholders' deficit	$195,305	$189,128
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	17,859	$178	24	$—	$32,973	$3,898	$(46,239)	$(2,081)	$(11,271)
Net income	—	—	—	—	—	422	3,558	—	3,980
Stock based compensation, net of withiholding taxes on vested restricted stock units	7	—	—	—	260	—	—	—	260
Issuances of equity for services	2	—	—	—	63	—	—	—	63
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(118)	—	—	—	(118)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	142	—	—	—	142
Exchange of LLC Units for Class A Common Stock	14	—	—	—	39	(39)	—	—	—
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(265)	(38)	—	(303)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,257)	(1,257)
Balance at September 30, 2015	17,882	$178	23	$—	$33,359	$4,016	$(42,719)	$(3,338)	$(8,504)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2015	2014
Operating activities:
Net income	$3,980	$2,389
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	340	487
Depreciation	775	543
Amortization of intangible assets	547	724
Gain on sale-leaseback transaction	(3)	(11)
Amortization of deferred financing costs	66	—
Change in fair value of interest rate swap	557	—
Deferred income taxes	620	1,238
Change in operating assets and liabilities:
Trade receivables	(1,790)	(3,738)
Inventories	(3,700)	(4,462)
Prepaid expenses and other assets	61	525
Accounts payable	5,430	9,184
Accrued expenses and other liabilities	(1,332)	1,218
Net cash provided by operating activities	5,551	8,097
Investing activities:
Purchases of property and equipment	(1,287)	(1,465)
Net cash used in investing activities	(1,287)	(1,465)
Financing activities:
Principal payments on long-term borrowings	(1,500)	—
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	—	76,836
Purchase of units from existing LLC Unit holders	—	(76,836)
Payments of costs directly associated with offerings	—	(899)
Distributions to LLC Unit holders	(188)	(96)
Net cash used in financing activities	(1,688)	(995)
Effect of exchange rate changes on cash	(104)	—
Changes in cash	2,472	5,637
Cash—Beginning of period	8,387	12,173
Cash—End of period	$10,859	$17,810

Supplemental cash flow information:
Cash paid for interest	$1,038	$9
Cash paid for income taxes	1,112	236
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	142	38,499
Establishment of amounts payable under tax receivable agreements	118	34,028
Tax distributions payable to non-controlling LLC Unit holders	262	212
Equity issued to directors for services	63	63
Accrual for tax withholdings on vested restricted stock units	80	—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). See Note 2. Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through a world-wide network of independent dealers. On October 23, 2014, the Company acquired all the outstanding shares of Malibu Boats Pty. Ltd. (the "Licensee"), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result of the acquisition, the Company also consolidates the financial results of the Licensee. The Company reports its results of operations under two reportable segments called U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2015 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at September 30, 2015 and the results of its operations and the cash flows for the three month periods ended September 30, 2015 and September 30, 2014. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2016. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Immaterial Correction of an Error in Prior Periods
During the first quarter of fiscal 2016, the Company identified an error related to an overstatement of the non-controlling interest held by LLC Unit holders in the LLC and a corresponding understatement in paid in capital attributable to the Company's proportional ownership interest in the LLC. In accordance with Financial Accounting Standards Board (the "FASB") ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior period interim and annual consolidated financial statements. Since the revision was not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company revised the historical consolidated financial information presented herein and will reflect the same revisions in its forthcoming fiscal 2016 Form 10-K.

For the fiscal year ended June 30, 2015, the immaterial error correction resulted in a decrease in non-controlling interest of $11,688 and a corresponding increase for the same amount in additional paid in capital within stockholders' deficit on the unaudited condensed consolidated balance sheet and within the statement of stockholders' deficit. There was no change in total stockholders’ deficit for the fiscal year ended June 30, 2015.
Recent Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out ("FIFO") or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out ("LIFO") method. This amendment is effective for fiscal years beginning after December, 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU amended the ASC to clarify guidance regarding cloud computing arrangements and if they would be accounted for as a license of internal-use software. If the arrangement does not contain a software license, it must be accounted for as a service contract. The amendment may be applied either retrospectively or prospectively and is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The standard requires retrospective application. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact on our consolidated financial statements and related disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's unaudited condensed consolidated financial statements and related disclosures.
2. Non-controlling Interest
The non-controlling interest on the unaudited condensed consolidated statement of operations and comprehensive income (loss) represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of September 30, 2015		As of June 30, 2015
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,404,923	7.3%	1,419,094	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,882,085	92.7%	17,858,726	92.6%
	19,287,008	100.0%	19,277,820	100.0%

The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2015	$3,898
Allocation of income to non-controlling LLC Unit holders for period	422
Distributions paid and payable to non-controlling LLC Unit holders for period	(265)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(39)
Balance of non-controlling interest as of September 30, 2015	$4,016
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2015, the LLC issued a total of 23,359 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services, the exchange of LLC Units held by a non-controlling LLC Unit holder to Class A Common Stock and the issuance of Class A Common Stock for the vesting of awards granted under the Company’s Long-Term Incentive Plan.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of September 30, 2015 and 2014, tax distributions payable to non-controlling LLC Unit holders were $262 and $212, respectively. Tax distributions paid to the non-controlling LLC Unit holders and flow-through state withholding taxes for the three months ended September 30, 2015 and 2014, were $150 and $41, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Acquisition
On October 23, 2014, the Company acquired all of the outstanding shares of Malibu Boats Pty Ltd., the Company's exclusive licensee in Australia since 1995. The Licensee had the exclusive right to manufacture and distribute Malibu and Axis products and spare parts in Australia and New Zealand. The acquisition provides direct control of the Company's brand worldwide and provides it with a strong footprint for future growth internationally in Asia. The aggregate purchase price for the transaction was $16.1 million, consisting of $13.3 million in cash and $2.8 million in equity equal to 170,889 shares of the Company's Class A Common Stock based on a closing price of $17.11 per share. Under the share sale agreement, the number of shares issued was based on the average closing price of shares of the Class A Common Stock for the 20 days immediately prior to, but not including, the closing date of the acquisition. Of the consideration paid in stock, 71.43% is restricted from sale for a period of 2 years from the acquisition date. The Company funded a portion of the purchase price payable in cash with additional borrowings under its revolving credit facility. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
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

Consideration:
Cash consideration paid	$13,305
Equity consideration paid	2,837
Fair value of total consideration transferred	$16,142

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$1,642
Accounts receivable	878
Inventories	5,023
Other current assets	195
Net property, plant, and equipment	1,191
Identifiable intangible assets	4,558
Other assets	45
Current liabilities	(3,908)
Deferred tax liabilities	(1,407)
Other liabilities	(34)
Fair value of assets acquired and liabilities assumed	8,183
Goodwill	7,959
Total purchase price	$16,142
The fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Useful Life (in years)
Reacquired franchise rights	$1,579	5
Dealer relationships	2,808	15
Non-compete agreement	61	10
Backlog	110	0.3
Total	$4,558
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

The fair value of these intangible assets are being amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Goodwill of $7,959 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition, such as assembled workforce, and was allocated to the Company’s Australian operating segment. None of the goodwill is expected to be deductible for income tax purposes.
Acquisition-related costs of $824, all of which were recorded in fiscal 2015, were expensed by the Company in the periods prior to the acquisition of Malibu Boats Pty Ltd., in selling, general and administrative expenses in the audited consolidated statement of operations and comprehensive income (loss). Net sales of $4,770 and net income of $40 attributable to the Licensee are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2015.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the three months ended September 30, 2015 and 2014 assume that the acquisition of Licensee had occurred as of July 1, 2014. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014 or of the results that may occur in the future:

	Three Months Ended September 30,
	2015	2014
Net sales	$57,240	$51,784
Net income	3,980	2,504
Net income attributable to Malibu Boats, Inc.	3,558	1,459
Basic earnings per share	0.20	0.10
Diluted earnings per share	0.20	0.07
4. Inventories
Inventories, net consisted of the following:

	As of September 30, 2015	As of June 30, 2015
Raw materials	$18,783	$15,990
Work in progress	2,392	1,933
Finished goods	3,741	3,399
Inventory obsolescence reserve	(950)	(929)
Inventories, net	$23,966	$20,393

5. Property and Equipment
Property and equipment, net consisted of the following:

	As of September 30, 2015	As of June 30, 2015
Land	$254	$254
Leasehold improvements	5,984	4,527
Machinery and equipment	16,084	14,728
Furniture and fixtures	2,367	2,354
Construction in process	983	2,621
	25,672	24,484
Less: Accumulated depreciation	(10,296)	(9,538)
Property and equipment, net	$15,376	$14,946
Depreciation expense was $775 and $543 for the three months ended September 30, 2015 and 2014, substantially all of which was recorded in cost of goods sold.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2015 were as follows:

Goodwill as of June 30, 2015	$12,665
Effect of foreign currency changes on goodwill	(616)
Goodwill as of September 30, 2015	$12,049
The components of other intangible assets were as follows:

	September 30, 2015	June 30, 2015	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Reacquired franchise rights	$1,256	$1,378	5	4.3
Dealer relationships	29,625	29,842	8-15	13.4
Patent	1,386	1,386	12	2.8
Trade name	24,667	24,667	15	5.9
Non-compete agreement	49	54	10	9.3
Backlog	87	96	0.3	0.0
Total	57,070	57,423
Less: Accumulated amortization	(43,934)	(43,428)
Total other intangible assets, net	$13,136	$13,995
Amortization expense recognized on all amortizable intangibles was $547 and $724 for the three months ended September 30, 2015 and 2014.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2016	$1,629
2017	2,165
2018	2,165
2019	2,059
2020	2,049
Thereafter	3,069
$13,136
7. Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years for its Malibu brand boats and two years for its Axis products. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities by brand on a quarterly basis and adjusts the amounts as necessary. The Company utilizes historical claims trends and analytical tools to assist in determining the appropriate warranty liability.
Changes in the Company’s product warranty liability were as follows:

	As of September 30, 2015	As of June 30, 2015
Beginning balance	$6,610	$6,164
Add: Additions to warranty provision	1,123	3,210
Additions for Australian acquisition	—	308
Adjustments to preexisting warranties	96	(514)
Less: Warranty claims paid	(649)	(2,558)
Ending balance	$7,180	$6,610
8. Financing
Outstanding debt consisted of the following:

	As of September 30, 2015	As of June 30, 2015
Term loan	$77,000	$78,500
Less current maturities	(7,000)	(6,500)
Long term debt less current maturities	$70,000	$72,000
Long-Term Debt
Amended and Restated Line of Credit and Term Loan. On April 2, 2015, Malibu Boats, LLC entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Amended and Restated Credit Agreement”). The proceeds from the Amended and Restated Credit Agreement were used to repurchase the Company's Class A Common Stock and refinance amounts outstanding under the previously existing revolving credit facility with the same bank. The obligations of Malibu Boats LLC under the Amended and Restated Credit Agreement are currently guaranteed by its parent, Malibu Boats Holdings, LLC, and its subsidiary, Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan mature on April 2, 2020.
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of September 30, 2015, and a $80,000 term loan, which is subject to quarterly installments of $1,500 per quarter until March 31, 2016, then $2,000 per quarter until March 31, 2019 and $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. At September 30, 2015, the Company had an aggregate total of $77,000 outstanding under the term loan. The weighted average interest rate on the term loan was 2.71% for the three month period ending September 30, 2015.
The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of September 30, 2015, the Company had no outstanding balance under the swingline facility.

Under the Amended and Restated Credit Agreement, the Company has the ability to issue letters of credit up to $5,000. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment. As of September 30, 2015, the Company had issued letters of credit for $100.
The Amended and Restated Credit Agreement permits prepayment without any penalties. It also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC's activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6,000 in any fiscal year, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
In connection with the Amended and Restated Credit Agreement, the Company capitalized $1,224 in deferred financing costs. These costs were classified as other assets, net and are being amortized over the term of the Amended and Restated Credit Agreement into interest expense using the effective interest method.
Covenant Compliance
As of September 30, 2015, the Company is in full compliance with the terms of the Amended and Restated Credit Agreement, including all related covenants.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 10. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the quarter ended September 30, 2015, the Company recorded a loss of $557 for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
9. Tax Receivable Agreement Liability
The Company has a Tax Receivable Agreement with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to the Company entering into the Tax Receivable Agreement, including those attributable to payments under the Tax Receivable Agreement. These payment obligations are obligations of the Company and not of the LLC. For purposes of the Tax Receivable Agreement, the benefit deemed realized by the Company will be computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the Tax Receivable Agreement.

The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of September 30, 2015	As of June 30, 2015
Beginning balance	$96,470	$13,636
Additions to tax receivable agreement:
Follow-on Offering on July 15, 2014	—	34,028
Tender Offer on April 15, 2015	—	23,969
Secondary Offering on May 27, 2015	—	24,837
Exchange of LLC Units for Class A Common Stock	118	—
Payments under tax receivable agreement	—	—
	96,588	96,470
Less current portion under tax receivable agreement	(2,969)	(2,969)
Ending balance	$93,619	$93,501
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
As of September 30, 2015, the Company had recorded deferred tax assets of $111,070 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC. The aggregate tax receivable agreement liabilities of $93,619 represent 85% of the tax savings that the Company will receive in connection with the anticipated Section 754 election. In accordance with the Tax Receivable Agreement, the first payment is anticipated to occur 45 days after filing the federal tax return due on March 15, 2016.
10. Fair Value Measurements
In determining the fair value of certain assets and liabilities, the Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As defined in ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets and financial liabilities recorded on the consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015:
Interest rate swap not designated as cash flow hedge	$557	$—	$557	$—
Total liabilities at fair value	$557	$—	$557	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of September 30, 2015 or June 30, 2015.
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
11. Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2015, the Company had recorded no valuation allowances against deferred tax assets.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. The Company’s effective tax rate was 33.3% and 27.5% for the three months ended September 30, 2015 and 2014, respectively. The principal differences in the Company's effective tax rate and the statutory federal income tax rate of 35% relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and state taxes. The Company's effective tax rate for the three months ended September 30, 2015 and 2014 also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests as well as nondeductible offering and acquisition related costs. Additionally, the Company's effective tax rate for the three months ended September 30, 2015 includes the benefit of the Section 199 deduction.
12. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Malibu Boats, Inc. Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2015, 1,556,728 shares remain available for future issuance under the Incentive Plan. Readers should refer to Note 13 to the fiscal 2015 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, for additional information related to the Company's awards and the Incentive Plan.
The following is a summary of the changes in non-vested restricted shares for the three months ended September 30, 2015:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2015	44,775	$20.20
Granted	3,378	13.98
Vested	(3,378)	13.98
Total Non-vested Restricted Stock Units as of September 30, 2015	44,775	$20.20
Stock compensation expense attributable to the Company's restricted shares was $340 and $487 for the three months ended September 30, 2015 and 2014, respectively. Stock compensation expense attributed to equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income (loss). The cash flow effects resulting from restricted unit awards were reflected as noncash operating activities. As of September 30, 2015 and June 30, 2015, unrecognized compensation cost related to nonvested, share-based compensation was $1,918 and $2,258, respectively. As of September 30, 2015, the weighted average years outstanding for unvested awards under the Incentive Plan and under the previously existing LLC Agreement were 2.9 and 1.1 years, respectively. During the three months ended September 30, 2015, the Company withheld approximately 3,781 restricted stock awards at an aggregate cost of approximately $80, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to 11,068 restricted stock awards that vested on June 27, 2015. Restricted stock awards vesting during the first quarter include 3,378 fully vested restricted stock units issued to non-employee directors for their services as directors for the Company.
13. Net Earnings Per Share
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

Basic and diluted net earnings per share of Class A Common Stock for the three months ended September 30, 2015 and 2014 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Basic:
Net income attributable to Malibu Boats, Inc.	$3,558	$1,380
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	17,869,406	14,723,265
Weighted-average participating restricted stock units convertible into Class A Common Stock	72,679	60,721
Basic weighted-average shares outstanding	17,942,085	14,783,986
Basic net income per share	$0.20	$0.09

Diluted:
Net income attributable to Malibu Boats, Inc.	$3,558	$1,380
Net income attributable to the non-controlling interest	—	618
Net income	3,558	1,998
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	17,942,085	14,783,986
Weighted-average vested and non-vested non-controlling interest units convertible into Class A Common Stock	—	6,642,051
Restricted stock units granted to employees	6,750	—
Diluted weighted-average shares outstanding [1]	17,948,835	21,426,037
Diluted net income per share	$0.20	$0.09
1 The Company excluded 1,416,973 and 46,250 potentially dilutive shares from the calculation of diluted net income per share for the three ended September 30, 2015 and 2014, respectively, as these shares would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
14. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions for sales generated from both the U.S. and Australia operating segments. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve and related statement of operations account accordingly. This potential loss reserve is presented in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss). During the quarter ended September 30, 2015, the Company agreed to repurchase a unit from the lender of one of its former dealers. Other than this repurchase commitment, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchases as of September 30, 2015 or June 30, 2015, respectively.
Contingencies

Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at September 30, 2015 (unaudited) or June 30, 2015 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On August 27, 2010, Pacific Coast Marine Windshields Ltd., or "PCMW," filed suit against the Company and certain third parties, including Marine Hardware, Inc., a third-party supplier of windshields to the Company, in the U.S. District Court for the Middle District of Florida seeking monetary and injunctive relief. PCMW was a significant supplier of windshields to the Company through 2008, when the Company sought an alternative vendor of windshields in response to defective product supplied by PCMW. PCMW’s amended complaint alleged, among other things, infringement of a design patent and two utility patents related to marine windshields, copyright infringement and misappropriation of trade secrets. The Company denied any liability arising from the causes of action alleged by PCMW and filed a counter claim alleging PCMW’s infringement of one of the Company's patents, conversion of two of the patents asserted against the Company, unfair competition and breach of contract. In September 2014, the Company entered into a settlement agreement with PCMW pursuant to which the Company agreed to pay $20.0 million in cash to the plaintiffs, PCMW and Darren Bach, and the parties released each other from all past and present claims. Further, the plaintiffs, including PCMW, agreed not to sue on now-existing intellectual property rights. The Company recorded a one-time charge of $20.0 million in connection with the settlement for the fiscal year ended June 30, 2014 and the Company paid $20.0 million on October 6, 2014.
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
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged MasterCraft's infringement of a utility patent related to wake surfing technology. MasterCraft denied liability arising from the causes of action alleged in the Company's complaint and filed a counterclaim alleging non-infringement and invalidity of the asserted patent. In August 2015, MasterCraft filed a motion for summary judgment of non-infringement, which the Company opposed. The Court has not scheduled a hearing on MasterCraft's motion. The Court also has not yet issued a scheduling order regarding the schedule for the litigation. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft's counterclaims are without merit.
On September 30, 2015, Great Wakes Boating, Inc. filed suit against the Company, Sunny Marine, LLC, Norris Companies a/k/a Norris Docks, LLC, Wayne Wilson, Scott Davenport and certain former employees of the Company and other individuals, in the Chancery Court for Anderson County, Tennessee seeking monetary and injunctive relief. The complaint alleges breach of contract, failure to act in good faith, misrepresentation, and civil conspiracy by the Company and Messrs. Wilson, and

Davenport. The Company believes the claims by Great Wakes Boating are without merit and plans to vigorously defend the lawsuit.
15. Segment Information

The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2015 and 2014:

Three months ended September 30, 2015
	U.S.	Australia	Eliminations	Total
Net sales	$53,895	$4,770	$(1,425)	$57,240
Affiliate (or intersegment) sales	1,425	—	(1,425)	—
Net sales to external customers	52,470	4,770	—	57,240
Net income before provision for income taxes	5,789	58	119	5,966
Total assets	407,560	16,697	(228,952)	195,305

Three months ended September 30, 2014
	U.S.	Australia	Eliminations	Total
Net sales	$47,659	$—	$—	$47,659
Affiliate (or intersegment) sales	—	—	—	—
Net sales to external customers	47,659	—	—	47,659
Net income before provision for income taxes	3,296	—	—	3,296
Total assets	135,709	—	—	135,709

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, and the successful introduction of our new products, as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission (“SEC”) on September 10, 2015 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
On a consolidated basis, net sales increased 20.1%, adjusted EBITDA increased 17.3%, and gross margin increased 21.6% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Our results for the three months ended September 30, 2015 include our new Australia segment, which represents the results of our exclusive licensee that we acquired on October 23, 2014. Net sales for our U.S. segment increased 13.1%, adjusted EBITDA increased 13.2%, and gross margin increased 15.6% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, consolidated net income increased 66.6% compared to the three months ended September 30, 2014. The increase in net income in the first quarter of fiscal 2016 was largely due to the prior legal and advisory fees incurred in the first quarter of fiscal 2015 related to our litigation with Pacific Coast Marine Windshields Ltd. ("PCMW") and Nautique Boat Company, Inc. ("Nautique"), partially offset by fiscal 2016 interest expense on outstanding term debt entered into in April 2015. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2015, and we expect this trend to continue into fiscal 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 15%, 12% and 13% for 2014, 2013 and 2012, respectively, for 50 reporting states. Domestic retail demand growth has continued in the first nine months of 2015, however, the pace has decelerated and not been as robust as in the previous three years. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, the magnitude and effect of the impact on our business from the recent substantial decrease in the price of oil and the worsening drought in the western U.S. are unclear. To date growth in our domestic market has offset diminished demand from certain international markets. This diminished international demand has been driven by the continued strength of the U.S. dollar, where our product prices have increased along with the U.S. dollar, and a weakening international economy. However, in Australia we have benefited from the strengthened U.S. dollar, where demand for Malibu boats versus the imported competition remains in our favor.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, redesigned models, and innovative features. During 2014, we saw a modest reduction in our domestic market share, when compared to 2013, as our competitors became more aggressive in their product introductions, increased their distribution and began to compete more with our patented Surf Gate system. This robust competitive environment has continued in 2015 and we believe our share is likely to be flat to slightly down. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and a robust new product pipeline. For model year 2016 which began on July 1, 2015, we unveiled the all-new Malibu Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20. In addition, on our model year 2016 products, we offer an improved Surf Gate system with hydraulic actuators, our patented rider controlled Surf Band technology, new windshields, new vinyl and backup cameras. Also, with model year 2016 we furthered our vertical integration efforts by beginning to manufacture our own trailers.
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

•
Trailers, parts and accessories sales—consists of sales of boat trailers and replacement and aftermarket boat parts and accessories to our dealer network. Part sales to our Australian operations recognized after the acquisition date are eliminated in consolidation; and

•
Royalty income—consists of licensing fees and royalties that were earned prior to the closing date of our Australia licensee acquisition. The licensee has the exclusive right to manufacture and distribute our products in Australia and New Zealand. Royalty income earned after the acquisition date is eliminated in consolidation. Also included are royalties attributable to our license agreement with Nautique entered into on February 6, 2015 in connection with our settlement of litigation with Nautique.

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
Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged on our term loan, interest on our interest rate swap arrangement, and amortization of deferred financing costs on our amended and restated credit agreement.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the three months ended September 30, 2015 reflects a reported effective tax rate of 33.3%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, as well as the benefit of the Section 199 deduction. Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.

Net Income Attributable to Non-controlling Interest
As of September 30, 2015, we had a 92.7% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.

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

	Three Months Ended September 30,
	2015		2014
	$	% Revenue	$	% Revenue
Net sales	57,240	100.0%	47,659	100.0%
Cost of sales	42,530	74.3%	35,566	74.6%
Gross profit	14,710	25.7%	12,093	25.4%
Operating expenses:
Selling and marketing	2,262	4.0%	1,638	3.4%
General and administrative	4,626	8.1%	6,426	13.5%
Amortization	547	1.0%	724	1.5%
Operating income	7,275	12.7%	3,305	7.0%
Other income (expense):
Other	7	—%	—	—%
Interest expense	(1,316)	(2.3)%	(9)	—%
Other expense	(1,309)	(2.3)%	(9)	—%
Net income before provision for income taxes	5,966	10.4%	3,296	6.9%
Provision for income taxes	1,986	3.5%	907	1.9%
Net income	3,980	7.0%	2,389	5.0%
Net income attributable to non-controlling interest	422	0.7%	1,009	2.1%
Net income attributable to Malibu Boats, Inc.	3,558	6.2%	1,380	2.9%

	Three Months Ended September 30,
	2015		2014
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
U.S.	746	90.4%	673	100.0%
Australia	79	9.6%	—	—%
Total units	825		673

Volume by Brand
Malibu	534	64.7%	458	68.1%
Axis	291	35.3%	215	31.9%
Total units	825		673

Net sales per unit	$69,382		$70,815

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
Net Sales
Net sales for the three months ended September 30, 2015 increased $9.6 million, or 20.1%, to $57.2 million as compared to the three months ended September 30, 2014. Included in net sales for the three months ended September 30, 2015 were net sales of $4.8 million attributable to our Australian operations acquired in the second quarter of fiscal 2015. Unit volume for the three months ended September 30, 2015 increased 152 units, or 22.6%, to 825 units as compared to the three months ended September 30, 2014. Excluding 79 units added as a result of the acquisition of our Australian business noted previously, unit volumes increased 10.9% due primarily to the demand-driven increase in our daily production rate over first quarter of fiscal 2015. Net sales per unit decreased approximately 2.0% to $69,382 per unit for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily driven by our Australian operations, which carry a lower average selling price per unit, and the elimination of parts sales between our operations in the U.S. and Australia. Net sales per unit for our U.S. operations on a stand alone basis increased approximately 2.0% to $72,245 for the three months ended September 30, 2015 compared to three months ended September 30, 2014. The increase was primarily driven by higher prices on new model year product, partially offset by increased discount activity on international sales to offset the impact of negative foreign currency fluctuations on sales prices and increased sales of our Axis brand which carry a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for the three months ended September 30, 2015 increased $7.0 million, or 19.6%, to $42.5 million as compared to the three months ended September 30, 2014. The increase in cost of sales in the first quarter of fiscal 2016 was due in part to increased volumes as a result of both the acquisition of our Australian licensee, which closed in the second quarter of fiscal 2015, and higher throughput at our U.S. operations. Cost of sales per unit for our U.S. operations decreased approximately 1.3% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily driven by the elimination of costs related to part sales between our operations in the U.S. and Australia, patrtially offset by higher warranty costs associated with the extension of our warranty from three to five years for model year 2016 product.
Gross Profit
Gross profit for the three months ended September 30, 2015 increased $2.6 million, or 21.6%, to $14.7 million compared to the three months ended September 30, 2014. The increase in gross profit resulted primarily from higher volumes. Gross margin for the three months ended September 30, 2015 increased to 25.7% from 25.4% over the same period in the prior fiscal year. The increase in gross margin was primarily driven by higher prices on new model year products as well as vertical integration efforts around trailer manufacturing, which went into full production at the beginning of the first quarter of fiscal 2016. Gross margin for our U.S. operations increased to 25.9%, or 56 basis points, for the three months ended September 30, 2015 compared to the first quarter of fiscal 2015.
Operating Expenses
Selling and marketing expense for the three month period ended September 30, 2015 increased approximately $0.6 million, or 38.1%, to $2.3 million compared to the three months ended September 30, 2014, due to seasonal sponsorship efforts and strategic consulting, as well as incremental selling and marketing related expenses in Australia. General and administrative expenses for the three months ended September 30, 2015 decreased $1.8 million, or 28.0%, to $4.6 million as compared to the three months ended September 30, 2014, largely due to decreased legal costs of $2.3 million primarily related to our previously settled litigation in the first quarter of fiscal 2015. For the three months ended September 30, 2015, general and administrative expenses for our Australian operations excluding amortization were $0.4 million. Amortization expense for the three months ended September 30, 2015 decreased $0.2 million, or 24.4%, to $0.5 million primarily due to the full amortization of our dealer relationship intangible acquired in 2006 during the first quarter of fiscal 2015, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
Other Expense, Net
Other expense for the three month period ended September 30, 2015 increased $1.3 million as compared to the three months ended September 30, 2014. The increase is primarily attributable to interest expense on our outstanding term debt of $77.0 million at September 30, 2015 as well as interest paid in connection with our interest rate swap which we entered into on July 1, 2015. We also recorded a loss of $0.6 million for the change in the fair value of the interest rate swap during the first quarter of 2016. We had no debt outstanding or swap arrangement for the three month period ended September 30, 2014.

Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2015 increased $1.1 million, to $2.0 million compared to $0.9 million for the three months ended September 30, 2014, reflecting a reported effective tax rate of 33.3% and 27.5% over the same period. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income as well as the benefit of the Section 199 deduction. In addition, the reported effective rate rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible offering and acquisition related costs in the first quarter of fiscal 2015. We did not incur nondeductible offering and acquisition related costs in the first quarter of fiscal 2016.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for the three month period ended September 30, 2015 by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2015 and 2014, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.3% and 31.2%, respectively.
GAAP Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses, non-cash compensation expense and offering related expenses. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Net income	$3,980	$2,389
Provision for income taxes	1,986	907
Interest expense	1,316	9
Depreciation	775	543
Amortization	547	724
Professional fees [1]	170	2,551
Acquisition and integration related expenses [2]	330	397
Stock based compensation expense [3]	340	487
Offering related expenses [4]	—	44
Adjusted EBITDA	$9,444	$8,051
Adjusted EBITDA Margin	16.5%	16.9%

(1)
Represents legal and advisory fees related to our intellectual property litigation with Pacific Coast Marine Windshields Ltd., Nautique Boat Company, Inc., and MasterCraft Boat Company, LLC. For more information about the legal proceedings, refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents legal and advisory fees as well as integration related costs incurred in connection with ongoing and completed acquisition activities, including our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014.

(3)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 12 to our unaudited condensed consolidated financial statements.

(4)
For the three months ended September 30, 2014, this represents legal, accounting and other expenses directly related to our follow-on offering that closed on July 15, 2014. There were no such offerings for the three months ended September 30, 2015.

Adjusted Fully Distributed Net Income
We define Adjusted Fully Distributed Net Income as net income attributable to Malibu (i) excluding income tax expense, (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all units in the LLC ("LLC Units") into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income before income taxes (assuming no income attributable to non-controlling interests) at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Malibu Boats, Inc, before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
We use Adjusted Fully Distributed Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone.
We believe Adjusted Fully Distributed Net Income assists our board of directors, management and investors in comparing our net income on a consistent basis from period to period because it removes non-cash or non-recurring items, and eliminates the variability of non-controlling interest as a result of member exchanges of LLC Units into shares of Class A Common Stock.
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

The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Three Months Ended September 30,
	2015	2014
Net income attributable to Malibu Boats, Inc.	$3,558	$1,380
Provision for income taxes	1,986	907
Professional fees [1]	170	2,551
Acquisition and integration related expenses [2]	330	397
Fair market value adjustment for interest rate swap [3]	557	—
Stock based compensation expense [4]	340	487
Offering related expenses [5]	—	44
Net income attributable to non-controlling interest [6]	422	1,009
Fully distributed net income before income taxes	7,363	6,775
Income tax expense on fully distributed income before income taxes [7]	2,614	2,439
Adjusted fully distributed net income	$4,749	$4,336

Adjusted Fully Distributed Net Income per share of Class A Common Stock [8]:
Basic	$0.25	$0.19
Diluted	$0.25	$0.19

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [9]:
Basic	19,348,424	22,502,031
Diluted	19,348,424	22,502,031

(1)
Represents legal and advisory fees related to our intellectual property litigation with Pacific Coast Marine Windshields Ltd., Nautique Boat Company, Inc., and MasterCraft Boat Company, LLC. For more information about the legal proceedings, refer to Note 14 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents legal and advisory fees as well as integration related costs incurred in connection with ongoing and completed acquisition activities, including our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014.

(3)	Represents the loss on the change in the fair value of our interest rate swap entered into on July 1, 2015.
(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 12 to our condensed consolidated financial statements.

(5)
For the three months ended September 30, 2014, this represents legal, accounting and other expenses directly related to our follow-on offering that closed on July 15, 2014. There were no such offerings for the three months ended September 30, 2015.

(6)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(7)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% and 36.0% of income before income taxes for the three months ended September 30, 2015 and 2014, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding offering related expenses. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

(8)	Adjusted fully distributed net income divided by the shares of Class A Common Stock outstanding in (9) below.
(9)
Represents the weighted average shares outstanding during the applicable period calculated as (i) the weighted average shares outstanding during the applicable period of Class A Common Stock, (ii) the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis and (iii) the weighted average fully vested restricted stock units outstanding during the applicable period that were convertible into Class A Common Stock and granted to directors for their services. For the three months ended September 30, 2015 we had 17,882,085 shares of Class A Common Stock outstanding, 1,404,923 remaining LLC Units not held by the Company outstanding and 73,374 fully vested restricted stock units outstanding. For the three months ended September 30, 2014, we had 15,436,944 shares of Class A Common Stock outstanding, 7,001,844 remaining LLC Units not held by the Company, and 63,243 fully vested stock units outstanding.

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Total cash provided by (used in):
Operating activities	$5,551	$8,097
Investment activities	(1,287)	(1,465)
Financing activities	(1,688)	(995)
Impact of currency exchange rates on cash balances	(104)	—
Increase in cash	$2,472	$5,637
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
Operating Activities
Net cash provided by operating activities was $5.6 million for the three months ended September 30, 2015 compared to net cash provided by operating activities of $8.1 million for the same period in 2014, a decrease of $2.5 million. Cash paid for operating expenses increased $3.6 million for the three month period ended September 30, 2015 largely due to the timing of payments for dealer rebate incentives, payroll, incentive compensation, and legal fees which were not paid until the second quarter of 2015, partially offset by the change in the fair value of our interest rate swap. Higher volumes for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 were attributable to both our Australian acquisition as well as higher U.S. throughput and led to an increase in cash receipts of $11.5 million, offset by payments to suppliers for purchase of raw material and other supplies used in the manufacturing process of $10.4 million.
Investing Activities
Net cash used for investing activities was $1.3 million for the three months ended September 30, 2015 compared to $1.5 million for the three months ended September 30, 2014, a decrease of $0.2 million. Our cash used for investing activities for the three months ended September 30, 2015 was primarily related to investments in new property and equipment, including boat molds as well as capital outlays for trailer manufacturing infrastructure and expansion activities at our Tennessee manufacturing facility. For the three months ended September 30, 2014, capital expenditures included the completion of a new mezzanine at our main facility, addition of production capacity at to our main facility, and construction of a warehouse and loading facility which were more cash intensive outlays.
Financing Activities
Net cash used in financing activities was $1.7 million for the three months ended September 30, 2015 compared to net cash used of $1.0 million for the three months ended September 30, 2014, an increase in cash used of $0.7 million. During the three months ended September 30, 2015, we paid $1.5 million in principal payments on our term loan entered into in April 2015. We did not have a term loan for the three months ended September 30, 2014. During the three months ended September 30, 2014, we completed a follow-on equity offering in July 2014, in which we received net proceeds of $76.8 million, all of which were used to purchase LLC Units directly from existing holders of LLC Units. In connection with the offering in July 2014, we paid $0.9 million for legal and advisory fees. We did not have an offering during the first quarter of fiscal 2016.
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

The obligations of the Borrower under the credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. As of September 30, 2015, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of September 30, 2015, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of September 30, 2015, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of September 30, 2015, $0.1 million was issued and undrawn under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. As of September 30, 2015, we had a total of $77.0 million outstanding under the term loans.

Subject to the terms of the credit agreement, Malibu Boats, LLC has the option to request the lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $50.0 million; however, the lenders are not obligated to do so.
The Amended and Restated Credit Agreement permits prepayment of the new term loan facility without any penalties. The term loan facility under the Amended and Restated Credit Agreement is subject to quarterly installments of $1.5 million per quarter until March 31, 2016, then $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. The Amended and Restated Credit Agreement also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. The Borrower used proceeds from the $80 million term loan and cash on hand to (i) repurchase $70.0 million of Class A Common Stock upon completion of the tender offer, (ii) pay all outstanding amounts, or $10.0 million, under the revolving credit facility of the former credit agreement and (iii) pay $1.1 million in fees and expenses related to the entering into of the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Amended and Restated Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limits the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
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
We estimate that approximately $3.0 million and $7.0 million will be currently due under the tax receivable agreement and our term loan, respectively, within the next 12 months. In accordance with the tax receivable agreement, the first payment is anticipated to occur 45 days after filing the federal tax return due on March 15, 2016. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2016 to be approximately $6.0 million which consist primarily of finishing our ongoing projects and making additional investments to modestly expand our Tennessee facilities, increase trailer manufacturing output and efficiency, new tooling, and expenditures to increase production capacity to accommodate future growth.
Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 14 of our condensed consolidated financial statements for further information on repurchase commitments.
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
Critical Accounting Policies

As of September 30, 2015, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2015, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the the year ended June 30, 2015.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2015, we identified an additional risk factor as it relates to the Company's interest rate swap entered into on July 1, 2015. Except as disclosed below, there were no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors”, of our Annual Report on Form 10-K for the year ended June 30, 2015.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Amended and Restated Credit Agreement are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We manage our exposure to interest rate movements on our term loan through the use of an interest rate swap agreement on half of our term loan obligation outstanding at July 1, 2015, or $39.5 million. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument may cause volatility in our interest expense based on fluctuations in interest rates. The interest rate on the remaining $39.5 million of our outstanding term loan is unhedged. In the future, we may enter into similar interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility on the remaining unhedged portion of our term loan; however, there is no guarantee we may take such action and we may not fully mitigate our interest rate risk. A hypothetical 1% increase in LIBOR over the 1.52% floor could increase our annual interest expense and related cash flows by approximately $0.4 million based on the unhedged portion of the Amended and Restated Credit Agreement outstanding as of September 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 1, 2015, in connection with the exchange of limited liability company interests of the LLC (“LLC Units”) by a certain member of the LLC, the Company issued a total of 14,171 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the member, an accredited investor, in reliance on the exemption under Section 4(a)(2) of the Securities Act. At the same time, one share of Class B Common Stock held by the member was canceled in connection with the exchange.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Form of Class A Common Stock Certificate [1]
4.2	Form of Class B Common Stock Certificate [1]
4.3	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.4	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
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

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2015	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)