Form 10-Q
period 2015-12-31
Malibu Boats, Inc.
filed 2016-02-04
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of February 3, 2016:	17,974,204	shares
Class B Common Stock, par value $0.01, outstanding as of February 3, 2016:	23	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$60,506	$55,484	$117,746	$103,143
Cost of sales	44,627	41,320	87,157	76,886
Gross profit	15,879	14,164	30,589	26,257
Operating expenses:
Selling and marketing	2,162	2,031	4,424	3,669
General and administrative	4,193	4,540	8,819	10,966
Amortization	545	595	1,092	1,319
Operating income	8,979	6,998	16,254	10,303
Other income (expense):
Other	17	—	24	—
Interest expense	(362)	(147)	(1,678)	(156)
Other expense	(345)	(147)	(1,654)	(156)
Net income before provision for income taxes	8,634	6,851	14,600	10,147
Provision for income taxes	2,916	1,275	4,902	2,182
Net income	5,718	5,576	9,698	7,965
Net income attributable to non-controlling interest	614	2,312	1,036	3,322
Net income attributable to Malibu Boats, Inc.	$5,104	$3,264	$8,662	$4,643

Comprehensive income:
Net income	$5,718	$5,576	$9,698	$7,965
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	608	(1,161)	(649)	(1,161)
Other comprehensive income (loss), net of tax	608	(1,161)	(649)	(1,161)
Comprehensive income, net of tax	6,326	4,415	9,049	6,804
Less: comprehensive income attributable to non-controlling interest, net of tax	679	1,367	968	2,118
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$5,647	$3,048	$8,081	$4,686

Weighted average shares outstanding used in computing net income per share:
Basic	17,986,517	15,628,390	17,964,300	15,206,188
Diluted	18,022,288	15,628,390	18,018,615	15,206,188
Net income available to Class A Common Stock per share:
Basic	$0.28	$0.21	$0.48	$0.31
Diluted	$0.28	$0.21	$0.48	$0.31

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	December 31, 2015	June 30, 2015

Assets
Current assets
Cash	$14,917	$8,387
Trade receivables, net	9,207	9,482
Inventories, net	24,357	20,393
Deferred tax asset	550	629
Prepaid expenses and other current assets	2,994	1,370
Total current assets	52,025	40,261
Property and equipment, net	17,185	14,946
Goodwill	12,341	12,665
Other intangible assets, net	12,736	13,995
Debt issuance costs, net	1,034	1,158
Deferred tax asset	104,549	106,001
Other assets	45	102
Total assets	$199,915	$189,128
Liabilities
Current liabilities
Current maturities of long-term debt	$7,500	$6,500
Accounts payable	12,687	9,151
Accrued expenses	14,696	14,135
Income taxes and tax distribution payable	468	784
Payable pursuant to tax receivable agreement, current portion	2,969	2,969
Total current liabilities	38,320	33,539
Deferred tax liabilities	971	1,084
Payable pursuant to tax receivable agreement	93,619	93,501
Long-term debt	68,000	72,000
Other long-term liabilities	447	275
Total liabilities	201,357	200,399
Commitments and contingencies (See Note 14)
Stockholders' Deficit
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,974,204 shares issued and outstanding as of December 31, 2015; 100,000,000 shares authorized; 17,858,726 issued and outstanding as of June 30, 2015	179	178
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 23 shares issued and outstanding as of December 31, 2015; 25,000,000 shares authorized; 24 issued and outstanding as of June 30, 2015	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and June 30, 2015	—	—
Additional paid in capital	34,523	32,973
Accumulated other comprehensive loss	(2,730)	(2,081)
Accumulated deficit	(37,652)	(46,239)
Total stockholders' deficit attributable to Malibu Boats, Inc.	(5,680)	(15,169)
Non-controlling interest	4,238	3,898
Total stockholders’ deficit	(1,442)	(11,271)
Total liabilities and stockholders' deficit	$199,915	$189,128
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest in LLC	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	17,859	$178	24	$—	$32,973	$(2,081)	$(46,239)	$3,898	$(11,271)
Net income	—	—	—	—	—	—	8,662	1,036	9,698
Stock based compensation, net of withholding taxes on vested equity awards	94	1	—	—	861	—	—	—	862
Issuances of equity for services	7	—	—	—	626	—	—	—	626
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(118)	—	—	—	(118)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	142	—	—	—	142
Exchange of LLC Units for Class A Common Stock	14	—	—	—	39	—	—	(39)	—
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	(75)	(657)	(732)
Foreign currency translation adjustment	—	—	—	—	—	(649)	—	—	(649)
Balance at December 31, 2015	17,974	$179	23	$—	$34,523	$(2,730)	$(37,652)	$4,238	$(1,442)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2015	2014
Operating activities:
Net income	$9,698	$7,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash compensation expense	1,005	817
Depreciation	1,616	1,169
Amortization of intangible assets	1,092	1,319
Gain on sale-leaseback transaction	(5)	(8)
Amortization of deferred financing costs	124	6
Change in fair value of interest rate swap	175	—
Deferred income taxes	1,601	2,378
Litigation settlement	—	(20,000)
Change in operating assets and liabilities:
Trade receivables	320	(258)
Inventories	(4,090)	(3,675)
Prepaid expenses and other assets	(1,081)	843
Accounts payable	3,484	7,411
Accrued expenses and other liabilities	(368)	(2,364)
Net cash provided by (used in) operating activities	13,571	(4,397)
Investing activities:
Purchases of property and equipment	(3,531)	(2,852)
Payment for acquisition, net of cash acquired	—	(11,663)
Net cash used in investing activities	(3,531)	(14,515)
Financing activities:
Principal payments on long-term borrowings	(3,000)	—
Proceeds from long-term borrowings	—	20,000
Payment of deferred financing costs	—	(64)
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	—	76,836
Purchase of units from existing LLC Unit holders	—	(76,836)
Payments of costs directly associated with offerings	—	(899)
Distributions to LLC Unit holders	(489)	(308)
Net cash (used in) provided by financing activities	(3,489)	18,729
Effect of exchange rate changes on cash	(21)	58
Changes in cash	6,530	(125)
Cash—Beginning of period	8,387	12,173
Cash—End of period	$14,917	$12,048

Supplemental cash flow information:
Cash paid for interest	$1,400	$33
Cash paid for income taxes	4,396	314
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	142	38,499
Establishment of amounts payable under tax receivable agreements	118	34,028
Equity issued as consideration for acquisition	—	2,924
Exchange of LLC Units by LLC Unit holders for Class A common stock	39	—
Tax distributions payable to non-controlling LLC Unit holders	389	434
Equity issued to directors for services	626	127
Capital expenditures in accounts payable	338	—

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2015 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at December 31, 2015 and the results of its operations and the cash flows for the six month periods ended December 31, 2015 and December 31, 2014. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2016. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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

For the fiscal year ended June 30, 2015, the immaterial error correction resulted in a decrease in non-controlling interest of $11,687 and a corresponding increase for the same amount in additional paid in capital within stockholders' deficit on the unaudited condensed consolidated balance sheet and within the statement of stockholders' deficit. There was no change in total stockholders’ deficit for the fiscal year ended June 30, 2015.
Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU will become effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out ("FIFO") or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out ("LIFO") method. This amendment is effective for fiscal years beginning after December, 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact.
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
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The standard requires retrospective application. The adoption of this ASC amendment is not expected to have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
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

	As of December 31, 2015		As of June 30, 2015
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,404,923	7.2%	1,419,094	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,974,204	92.8%	17,858,726	92.6%
	19,379,127	100.0%	19,277,820	100.0%
The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2015	$3,898
Allocation of income to non-controlling LLC Unit holders for period	1,036
Distributions paid and payable to non-controlling LLC Unit holders for period	(657)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(39)
Balance of non-controlling interest as of December 31, 2015	$4,238
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2015, the LLC issued a total of 115,478 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services, the exchange of LLC Units held by a non-controlling LLC Unit holder to Class A Common Stock, and the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan") and the issuance of restricted Class A Common Stock granted under the Incentive Plan.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of December 31, 2015 and 2014, tax distributions payable to non-controlling LLC Unit holders were $389 and $434, respectively. Tax distributions paid to the non-controlling LLC Unit holders and flow-through state withholding taxes for the six months ended December 31, 2015 and 2014, were $268 and $253, respectively.
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
Acquisition-related costs of $824, all of which were recorded in fiscal 2015, were expensed by the Company in the periods prior to the acquisition of Malibu Boats Pty Ltd., in selling, general and administrative expenses in the audited consolidated statement of operations and comprehensive income (loss). Net sales of $10,163 and net income of $81 attributable to the Licensee are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the six months ended December 31, 2015. Net sales of $4,356 and a net loss of $482 attributable to the Licensee are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the period from October 23, 2014 (the acquisition date) through December 31, 2014.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the three and six months ended December 31, 2015 and 2014 assume that the acquisition of Licensee had occurred as of July 1, 2014. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014 or of the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$60,506	$56,553	$117,746	$108,336
Net income	5,718	5,611	9,698	8,115
Net income attributable to Malibu Boats, Inc.	5,104	3,288	8,662	4,746
Basic earnings per share	0.28	0.21	0.48	0.31
Diluted earnings per share	0.28	0.21	0.48	0.31
4. Inventories

Inventories, net consisted of the following:

	As of December 31, 2015	As of June 30, 2015
Raw materials	$19,231	$15,990
Work in progress	1,949	1,933
Finished goods	4,249	3,399
Inventory obsolescence reserve	(1,072)	(929)
Inventories, net	$24,357	$20,393

5. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31, 2015	As of June 30, 2015
Land	$254	$254
Leasehold improvements	5,984	4,527
Machinery and equipment	18,455	14,728
Furniture and fixtures	2,425	2,354
Construction in process	1,136	2,621
	28,254	24,484
Less: Accumulated depreciation	(11,069)	(9,538)
Property and equipment, net	$17,185	$14,946
Depreciation expense was $841 and $626 for the three months ended December 31, 2015 and 2014 and $1,616 and $1,169 for the six months ended December 31, 2015 and 2014, respectively, substantially all of which was recorded in cost of goods sold.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2015 were as follows:

Goodwill as of June 30, 2015	$12,665
Effect of foreign currency changes on goodwill	(324)
Goodwill as of December 31, 2015	$12,341
The components of other intangible assets were as follows:

	December 31, 2015	June 30, 2015	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Reacquired franchise rights	$1,314	$1,378	5	3.8
Dealer relationships	29,728	29,842	8-15	13.8
Patent	1,386	1,386	12	2.6
Trade name	24,667	24,667	15	5.7
Non-compete agreement	51	54	10	8.8
Backlog	91	96	0.3	0.0
Total	57,237	57,423
Less: Accumulated amortization	(44,501)	(43,428)
Total other intangible assets, net	$12,736	$13,995
Amortization expense recognized on all amortizable intangibles was $545 and $595 for the three months ended December 31, 2015 and 2014 and $1,092 and $1,319 for the six months ended December 31, 2015 and 2014, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2016	$1,092
2017	2,184
2018	2,184
2019	2,078
2020	2,068
Thereafter	3,130
$12,736
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
Changes in the Company’s product warranty liability were as follows:

	As of December 31, 2015	As of June 30, 2015
Beginning balance	$6,610	$6,164
Add: Additions to warranty provision	2,543	3,210
Additions for Australian acquisition	—	308
Adjustments to preexisting warranties	—	92
Less: Warranty claims paid	(1,977)	(3,164)
Ending balance	$7,176	$6,610
8. Financing
Outstanding debt consisted of the following:

	As of December 31, 2015	As of June 30, 2015
Term loan	$75,500	$78,500
Less current maturities	(7,500)	(6,500)
Long term debt less current maturities	$68,000	$72,000
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
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of December 31, 2015, and a $80,000 term loan, which is subject to quarterly installments of $1,500 per quarter until March 31, 2016, then $2,000 per quarter until March 31, 2019 and $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. At December 31, 2015, the Company had an aggregate total of $75,500 outstanding under the term loan. The weighted average interest rate on the term loan was 2.72% for the six month period ended December 31, 2015.
The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2015, the Company had no outstanding balance under the swingline facility.
Under the Amended and Restated Credit Agreement, the Company has the ability to issue letters of credit up to $5,000. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment. As of December 31, 2015, the Company had issued letters of credit for $100.
The Amended and Restated Credit Agreement permits prepayment without any penalties. It also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC's activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6,000 in any fiscal year, subject to compliance with other financial covenants. On February 3, 2016, Malibu Boats, LLC entered into an amendment to the Amended and Restated Credit Agreement to, among other things, permit a stock repurchase program of up to $15,000. Refer to Note 16 for more information. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
In connection with the Amended and Restated Credit Agreement, the Company capitalized $1,224 in deferred financing costs. These costs were classified as other assets, net and are being amortized over the term of the Amended and Restated Credit Agreement into interest expense using the effective interest method.
Covenant Compliance
As of December 31, 2015, the Company is in full compliance with the terms of the Amended and Restated Credit Agreement, including all related covenants.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 10. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended December 31, 2015, the Company recorded a gain of $382 and a loss of $175, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of December 31, 2015	As of June 30, 2015
Beginning balance	$96,470	$13,636
Additions to tax receivable agreement:
Follow-on Offering on July 15, 2014	—	34,028
Tender Offer on April 15, 2015	—	23,969
Secondary Offering on May 27, 2015	—	24,837
Exchange of LLC Units for Class A Common Stock	118	—
Payments under tax receivable agreement	—	—
	96,588	96,470
Less current portion under tax receivable agreement	(2,969)	(2,969)
Ending balance	$93,619	$93,501
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
As of December 31, 2015, the Company recorded deferred tax assets of $111,070 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and in anticipation of making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the first payment is anticipated to occur 45 days after filing the federal tax return due on March 15, 2016.
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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015:
Interest rate swap not designated as cash flow hedge	$175	$—	$175	$—
Total liabilities at fair value	$175	$—	$175	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of December 31, 2015 or June 30, 2015.
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
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2015, the Company had recorded no valuation allowances against deferred tax assets.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. For the three months ended December 31, 2015 and 2014, the Company's effective tax rate was 33.8% and 18.6%, respectively. For the six months ended December 31, 2015 and 2014, the Company’s effective tax rate was 33.6% and 21.5% , respectively. The principal differences in the Company's effective tax rate with comparable historical periods presented and the statutory federal income tax rate of 35% relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and state taxes. The Company's effective tax rate for the six months ended December 31, 2015 and 2014 also reflects the impact of the Company's share of the LLC's permanent items such as non-deductible stock compensation expense attributable to profits interests. Additionally, the Company's effective tax rate for the six months ended December 31, 2015 includes the benefit of deductions under Section 199 of the Internal Revenue Code.
12. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2015, 1,389,491 shares remain available for future issuance under the Incentive Plan.
On November 6, 2015, the Company granted 130,564 restricted stock unit and restricted stock awards to certain key employees. The grant date fair value of these awards was $1,994 based on a stock price of $15.27 per share on the date of grant. Under the terms of the agreements, approximately 12% of the awards vested immediately on the grant date, approximately 38% vest in substantially equal annual installments over a three or four year period, and the remaining 50% of the awards vest in tranches based on the achievement of annual or cumulative performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, "Compensation—Stock Compensation". For the three and six months ended December 31, 2015, compensation costs recognized for awards that vested immediately were $233. Readers should refer to Note 13 to the fiscal 2015 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, for additional information related to the Company's other awards and the Incentive Plan.
The following is a summary of the changes in non-vested restricted shares for the six months ended December 31, 2015:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2015	44,775	$20.20
Granted	167,355	15.12
Vested	(52,046)	14.79
Forfeited	(2,063)	20.03
Total Non-vested Restricted Stock Units as of December 31, 2015	158,021	$16.62
Stock compensation expense attributable to the Company's share-based equity awards was $665 and $330 for the three months ended December 31, 2015 and 2014 and $1,005 and $817 for the six months ended December 31, 2015 and 2014, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income (loss). The cash flow effects resulting from share-based awards were reflected as noncash operating activities. As of December 31, 2015 and June 30, 2015, unrecognized compensation cost related to nonvested, share-based compensation was $3,205 and $2,258, respectively. As of December 31, 2015, the weighted average years outstanding for unvested awards under the Incentive Plan and under the previously existing LLC Agreement were 3.2 and 0.8 years, respectively. During the six months ended December 31, 2015, the Company withheld approximately 7,954 shares at an aggregate cost of approximately $144, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested. Awards vesting during the six months ending December 31, 2015 include 36,791 fully vested restricted stock units issued to non-employee directors for their services as directors for the Company.
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
Basic and diluted net earnings per share of Class A Common Stock for the three and six months ended December 31, 2015 and 2014 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Basic:
Net income attributable to Malibu Boats, Inc.	$5,104	$3,264	$8,662	$4,643
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	17,891,875	15,565,120	17,880,640	15,144,193
Weighted-average participating restricted stock units convertible into Class A Common Stock	94,642	63,270	83,660	61,995
Basic weighted-average shares outstanding	17,986,517	15,628,390	17,964,300	15,206,188
Basic net income per share	$0.28	$0.21	$0.48	$0.31

Diluted:
Net income attributable to Malibu Boats, Inc.	$5,104	$3,264	$8,662	$4,643
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	17,986,517	15,628,390	17,964,300	15,206,188
Restricted stock units granted to employees	35,771	—	54,315	—
Diluted weighted-average shares outstanding [1]	18,022,288	15,628,390	18,018,615	15,206,188
Diluted net income per share	$0.28	$0.21	$0.48	$0.31
1 The Company excluded 1,417,473 and 7,046,594 potentially dilutive shares from the calculation of diluted net income per share for the three and six months ended December 31, 2015 and 2014, respectively, as these shares would have been antidilutive.
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss). During the six months ended December 31, 2015, the Company agreed to repurchase a unit from the lender of one of its former dealers. Other than this repurchase commitment, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchase as of December 31, 2015 or June 30, 2015, respectively.
Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at December 31, 2015 (unaudited) or June 30, 2015 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On August 27, 2010, Pacific Coast Marine Windshields Ltd., or "PCMW," filed suit against the Company and certain third parties, including Marine Hardware, Inc., a third-party supplier of windshields to the Company, in the U.S. District Court for the Middle District of Florida seeking monetary and injunctive relief. PCMW was a significant supplier of windshields to the Company through 2008, when the Company sought an alternative vendor of windshields in response to defective product supplied by PCMW. PCMW’s amended complaint alleged, among other things, infringement of a design patent and two utility patents related to marine windshields, copyright infringement and misappropriation of trade secrets. The Company denied any liability arising from the causes of action alleged by PCMW and filed a counter claim alleging PCMW’s infringement of one of the Company's patents, conversion of two of the patents asserted against the Company, unfair competition and breach of contract. In September 2014, the Company entered into a settlement agreement with PCMW pursuant to which the Company agreed to pay $20,000 in cash to the plaintiffs, PCMW and Darren Bach, and the parties released each other from all past and present claims. Further, the plaintiffs, including PCMW, agreed not to sue on now-existing intellectual property rights. The Company recorded a one-time charge of $20,000 in connection with the settlement for the fiscal year ended June 30, 2014 and the Company paid $20,000 on October 6, 2014.
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
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged MasterCraft's infringement of a utility patent related to wake surfing technology. MasterCraft denied liability arising from the causes of action alleged in the Company's complaint and filed a counterclaim alleging non-infringement and invalidity of the asserted patent. On August 13, 2015, MasterCraft filed a motion for summary judgment of non-infringement, which the Company opposed. The Court has not scheduled a hearing or decided on MasterCraft's motion. On December 11, 2015, the Court issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on May 1, 2017. The parties are currently engaged in fact discovery. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft's counterclaims are without merit.
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
15. Segment Information
The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2015 and 2014, respectively:

	Three months ended December 31, 2015				Six months ended December 31, 2015
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$57,006	$5,393	$(1,893)	$60,506	$110,901	$10,163	$(3,318)	$117,746
Affiliate (or intersegment) sales	1,893	—	(1,893)	—	3,318	—	(3,318)	—
Net sales to external customers	55,113	5,393	—	60,506	107,583	10,163	—	117,746
Net income before provision for income taxes	8,670	59	(95)	8,634	14,459	117	24	14,600
Total assets	198,842	17,214	(16,141)	199,915	198,842	17,214	(16,141)	199,915

	Three months ended December 31, 2014				Six months ended December 31, 2014
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$53,090	$4,356	$(1,962)	$55,484	$100,749	$4,356	$(1,962)	$103,143
Affiliate (or intersegment) sales	1,962	—	(1,962)	—	1,962	—	(1,962)	—
Net sales to external customers	51,128	4,356	—	55,484	98,787	4,356	—	103,143
Net income (loss) before provision for income taxes	7,394	(209)	(334)	6,851	10,690	(209)	(334)	10,147
Total assets	141,570	19,565	(18,079)	143,056	141,570	19,565	(18,079)	143,056

16. Subsequent Event
Stock Repurchase Program
On February 1, 2016, the Board of Directors of the Company authorized a stock repurchase program to allow for the repurchase of up to $15,000 of the Company’s Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from February 8, 2016 to February 8, 2017.
Under the Repurchase Program, the Company may repurchase its Class A Common Stock and the LLC's LLC Units at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the Repurchase Program from cash on hand. The Company has no obligation to repurchase any shares under the Repurchase Program and may suspend or discontinue it at any time.
Amendment to Credit Agreement
On February 3, 2016, Malibu Boats, LLC entered into an amendment to its Amended and Restated Credit Agreement, with Malibu Boats Holdings, LLC, certain subsidiaries of Malibu Boats, LLC parties thereto, as guarantors, the lenders parties thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank (the “First Amendment”). The First Amendment revised the Amended and Restated Credit Agreement to, among other things, permit the Repurchase Program up to $15,000.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the First Amendment included as Exhibit 10.1 to this Quarterly Report.

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
We offer our boats for sale through an extensive network of independent dealers in North America and throughout the world. We offered our boats through an exclusive licensee in Australia that is one of the largest performance sport boat manufacturers in that country until October 23, 2014, when we acquired it and it became a subsidiary of the Company. Following the acquisition, Malibu Boats Pty Ltd.'s results are included in the Company's consolidated financial results. See Note 3 of our condensed consolidated financial statements for more information. Our boats are the exclusive performance sport boats offered by the majority of our dealers.
On a consolidated basis, net sales increased 9.1%, gross margin increased 12.1%, and adjusted EBITDA increased 7.0% for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. For the six months ended December 31, 2015 as compared to the six months ended December 31, 2014, net sales increased 14.2%, gross margin increased 16.5%, and adjusted EBITDA increased 11.5%. Our results for the comparable periods include our Australian operations since its acquisition on October 23, 2014. For the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, net sales at our U.S. operations increased 7.4%, gross margin increased 9.4%, and adjusted EBITDA increased 9.0%. For the six months ended December 31, 2015 as compared to the six months ended December 31, 2014, net sales for our U.S. operations increased 10.1%, gross margin increased 12.2%, and adjusted EBITDA increased 10.9%. For the three and six months ended December 31, 2015, consolidated net income increased 2.5% and 21.8%, respectively, compared to the three and six months ended December 31, 2014. The increase in net income in the first six months of fiscal 2016 was largely due to our acquisition of our Australian business and increased volumes driven by our mix of larger new model boat sales, increased demand for optional features and trailers as well as lower general and administrative costs, partially offset by interest costs associated with our term loan entered into in April 2015. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2015 and the first half of fiscal 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 15% in 2014, 12% in 2013 and 13% in 2012, for the 50 reporting states. Domestic retail demand growth has continued for 2015, however, the pace has decelerated and not been as robust as in the previous three years. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, the magnitude and effect of the impact on our business from the recent substantial decrease in the price of oil and the recent decline in global equity markets could impact growth. To date, growth in our domestic market has offset diminished demand from international markets. This diminished international demand has been driven by the continued and growing strength of the U.S. dollar where our product prices have increased along with the U.S. dollar, weakening commodity prices in commodity driven economies and a general weakening in the international economy. The U.S. dollar appreciation and weakening commodity prices is significantly impacting the Canadian market, an important market for us. However, in Australia we have continued to benefit in unit and revenue volume from the strengthened U.S. dollar, where demand for Malibu boats versus the imported competition remains in our favor. In addition, the impact on volume of the recent increase in precipitation in the western U.S., potentially alleviating drought conditions there, has yet to be determined, but we believe could be a positive for our business. Other challenges that could impact demand for performance sport boats include higher interest rates reducing retail consumer appetite for our product, consumer confidence, the availability of credit to our dealers and retail consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, redesigned models, and innovative features. During 2014, we saw a modest reduction in our domestic market share, when compared to 2013, as our competitors became more aggressive in their product introductions, increased their distribution and began to compete with our patented Surf Gate system. This competitive environment has continued in 2015 and we believe our share is likely to be flat to slightly down. For model year 2016 which began on July 1, 2015, we unveiled the all-new Malibu Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20 and in November of 2015 we launched the revolutionary Malibu M235. The M235 was designed to deliver luxury and performance in an ultra-premium market. In addition, on our model year 2016 products, we have enhanced further, our Integrated Surf Platform (or “ISP”). Our ISP includes our Surf Gate system and Power Wedge 2 with hydraulic actuators as well as our patented rider controlled Surf Band technology. Other features for 2016 include power seats, new windshields, new vinyl and color thread and backup cameras. Also, with model year 2016 we furthered our vertical integration efforts by beginning to manufacture our own trailers. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline.
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

Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the six months ended December 31, 2015 reflects a reported effective tax rate of 33.6%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, as well as the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of December 31, 2015, we had a 92.8% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	60,506	100.0%	55,484	100.0%	117,746	100.0%	103,143	100.0%
Cost of sales	44,627	73.8%	41,320	74.5%	87,157	74.0%	76,886	74.5%
Gross profit	15,879	26.2%	14,164	25.5%	30,589	26.0%	26,257	25.5%
Operating expenses:
Selling and marketing	2,162	3.6%	2,031	3.7%	4,424	3.8%	3,669	3.6%
General and administrative	4,193	6.9%	4,540	8.2%	8,819	7.5%	10,966	10.6%
Amortization	545	0.9%	595	1.1%	1,092	0.9%	1,319	1.3%
Operating income	8,979	14.8%	6,998	12.6%	16,254	13.8%	10,303	10.0%
Other income (expense):
Other	17	—%	—	—%	24	—%	—	—%
Interest expense	(362)	(0.6)%	(147)	(0.3)%	(1,678)	(1.4)%	(156)	(0.2)%
Other expense	(345)	(0.6)%	(147)	(0.3)%	(1,654)	(1.4)%	(156)	(0.2)%
Net income before provision for income taxes	8,634	14.3%	6,851	12.3%	14,600	12.4%	10,147	9.8%
Provision for income taxes	2,916	4.8%	1,275	2.3%	4,902	4.2%	2,182	2.1%
Net income	5,718	9.5%	5,576	10.0%	9,698	8.2%	7,965	7.7%
Net income attributable to non-controlling interest	614	1.0%	2,312	4.2%	1,036	0.9%	3,322	3.2%
Net income attributable to Malibu Boats, Inc.	5,104	8.4%	3,264	5.9%	8,662	7.4%	4,643	4.5%

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
U.S.	786	90.7%	787	92.9%	1,532	90.5%	1,460	96.1%
Australia	81	9.3%	60	7.1%	160	9.5%	60	3.9%
Total units	867		847		1,692		1,520

Volume by Brand
Malibu	591	68.2%	547	64.6%	1,125	66.5%	1,005	66.1%
Axis	276	31.8%	300	35.4%	567	33.5%	515	33.9%
Total units	867		847		1,692		1,520

Net sales per unit	$69,787		$65,506		$69,590		$67,857
Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014
Net Sales
Net sales for the three months ended December 31, 2015 increased $5.0 million, or 9.1%, to $60.5 million as compared to the three months ended December 31, 2014. Included in net sales for the three months ended December 31, 2015 and December 31, 2014 were net sales of $5.4 million and $4.4 million, respectively, attributable to our Australian business acquired on October 23, 2014. Unit volume for the three months ended December 31, 2015 increased 20 units, or 2.4%, to 867 units as compared to the three months ended December 31, 2014 due primarily to the addition of our Australian business. Net sales per unit increased approximately 6.5% to $69,787 per unit for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, primarily driven by the mix of larger model sales, including the 25 LSV and

M235, which carry a higher average selling price, offset in part by the elimination of parts sales between our operations in the U.S. and Australia. Net sales per unit for our U.S. operations on a stand alone basis increased approximately 7.5% to $72,526 for the three months ended December 31, 2015 compared to three months ended December 31, 2014. The increase was primarily driven by the increased mix of larger model sales, which carry a higher average selling price as well as demand for optional features and trailers, partially offset by increased discount activity on, among others, international sales to offset the impact of negative foreign currency fluctuations on sales prices and increased sales of our Axis brand which carry a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for the three months ended December 31, 2015 increased $3.3 million, or 8.0%, to $44.6 million as compared to the three months ended December 31, 2014. The increase in cost of sales in the second quarter of fiscal 2016 was primarily due to higher volumes attributed to the addition of our Australian business and mix of larger model sales. Cost of sales per unit for our U.S. operations increased approximately 6.8% for the three months ended December 31, 2015 compared to the three months ended December 31, 2014, primarily driven by the increased mix of larger model sales.
Gross Profit
Gross profit for the three months ended December 31, 2015 increased $1.7 million, or 12.1%, to $15.9 million compared to the three months ended December 31, 2014. The increase in gross profit resulted primarily from higher volumes brought about by the acquisition of our Australian business, our mix of larger model sales and increased demand for options. Gross margin for the three months ended December 31, 2015 increased 73 basis points to 26.2% from 25.5% over the same period in the prior fiscal year. The increase in gross margin was primarily driven by our mix of larger model sales, including the M235 and 25 LSV, and demand-driven increase in optional features and trailers.
Operating Expenses
Selling and marketing expense for the three month period ended December 31, 2015 increased approximately $0.1 million, or 6.5%, to $2.2 million compared to the three months ended December 31, 2014, due primarily to dealer related sales support. General and administrative expenses for the three months ended December 31, 2015 decreased $0.3 million, or 7.6%, to $4.2 million as compared to the three months ended December 31, 2014, largely due to a decrease in legal and acquisition related costs which, in the second quarter of fiscal 2015, were associated with our Nautique litigation and Australian acquisition, offset by higher stock compensation expense associated with share-based equity awards granted in the second quarter of fiscal 2016.
Other Expense, Net
Other expense, net for the three month period ended December 31, 2015 increased $0.2 million as compared to the three months ended December 31, 2014, due to an increase in interest expense on our term loan entered into in April 2015, which had a higher average principal balance than that of our revolving line of credit for the three months ended December 31, 2014. The increase in interest expense was offset by the change in the fair value of our interest rate swap we entered into on July 1, 2015.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2015 increased $1.6 million, to $2.9 million compared to $1.3 million for the three months ended December 31, 2014. The increase in our provision for income taxes reflects an increase in our reported effective tax rate which was 33.6% for the three months ended December 31, 2015 compared to 18.6% over the same period in the prior fiscal year. The increase in the reported effective rate reflects the increase in our ownership interest in the LLC, which was 92.8% as of December 31, 2015 compared to 69.0% as of December 31, 2014. In addition, the reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income as well as the benefit of deductions under Section 199 of the Internal Revenue Code. In addition, the reported effective rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for the three month period ended December 31, 2015 by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2015 and 2014, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.2% and 31.0%, respectively.

Comparison of the Six Months Ended December 31, 2015 to the Six Months Ended December 31, 2014
Net Sales
Net sales for the six months ended December 31, 2015 increased $14.6 million, or 14.2%, to $117.7 million as compared to the six months ended December 31, 2014. Included in net sales for the six months ended December 31, 2015 and 2014 were net sales of $10.2 million and $4.4 million, respectively, attributable to our Australian operations acquired on October 23, 2014. Unit volume for the six months ended December 31, 2015 increased 172 units, or 11.3%, to 1,692 units as compared to the six months ended December 31, 2014 and was due primarily to the addition of our Australian business as well as demand-driven increase in our daily production rate at our U.S. operations. Net sales per unit increased approximately 2.6% to $69,590 per unit for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, primarily driven by year over year price increases and our mix of larger model sales, including the new M235 and 25 LSV, which carry a higher average selling price, partially offset by our Australian operations, which carry a lower average selling price per unit, and the elimination of parts sales between our operations in the U.S. and Australia. Net sales per unit for our U.S. operations on a stand alone basis increased approximately 4.9% to $72,390 for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increase was primarily driven by higher prices on new model year product, the increased mix of larger model sales, and sales of optional features and trailers, partially offset by increased discount activity on international sales to offset the impact of negative foreign currency fluctuations on sales prices and increased sales of our Axis brand which carry a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for the six months ended December 31, 2015 increased $10.3 million, or 13.4%, to $87.2 million as compared to the six months ended December 31, 2014. The increase in cost of sales for the first half of fiscal 2016 was due to increased volumes driven by higher throughput at our U.S. operations and the addition of our Australian business in the second quarter of fiscal 2015. Cost of sales per unit for our U.S. operations increased approximately 4.2% for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, primarily driven by the increased mix of larger model sales, partially offset by the elimination of costs related to part sales between our operations in the U.S. and Australia.
Gross Profit
Gross profit for the six months ended December 31, 2015 increased $4.3 million, or 16.5%, to $30.6 million compared to the six months ended December 31, 2014. The increase in gross profit resulted primarily from higher volumes. Gross margin for the six months ended December 31, 2015 increased 52 basis points to 26.0%. The increase in gross margin was primarily driven by our mix of larger model sales, demand-driven increase in optional features and trailers and higher prices on new model year products as well as vertical integration efforts around trailer manufacturing, which went into full production at the beginning of the first quarter of fiscal 2016.
Operating Expenses
Selling and marketing expense for the six months ended December 31, 2015 increased $0.8 million, or 20.6%, to $4.4 million for the six month period ended December 31, 2014. The increase in selling and marketing expense is due to increased event sponsorship and market research. General and administrative expenses for the six months ended December 31, 2015 decreased $2.1 million, or 19.6%, to $8.8 million as compared to the six months ended December 31, 2014, largely due to a decrease in legal and acquisition related costs offset by higher stock compensation costs and operating expenses attributable to a full six months of activity at our Australian operations whereas in the second quarter of fiscal 2015 such expenses were only included since the date of acquisition. Amortization expense for the six months ended December 31, 2015 decreased $0.2 million, or 17.2%, to $1.1 million primarily due to the full amortization of our dealer relationship intangible acquired in 2006 during the first quarter of fiscal 2015, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
Other Expense, Net
Other expense for the six month period ended December 31, 2015 increased $1.5 million as compared to the six months ended December 31, 2014, due to an increase in interest expense primarily associated with our term loan entered into in April 2015, which had a higher average principal balance for the six months ended December 31, 2015 than that of our revolving line of credit for the six months ended December 31, 2014. Additionally, interest expense was further increased by the change in the fair value of our interest rate swap we entered into on July 1, 2015.
Provision for Income Taxes

Our provision for income taxes for the six months ended December 31, 2015 increased $2.7 million, to $4.9 million compared to $2.2 million for the six months ended December 31, 2014. The increase in our provision for income taxes reflects an increase in our reported effective tax rate which was 33.6% for the six months ended December 31, 2015 compared to 21.5% for the six months ended December 31, 2014. The increase in the reported effective rate reflects the increase in our ownership interest in the LLC, which was 92.8% as of December 31, 2015 compared to 69.0% as of December 31, 2014. In addition, the reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income as well as the benefit of the deductions under Section 199 of the Internal Revenue Code. In addition, the reported effective rate rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for the six month period ended December 31, 2015 by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2015 and 2014, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.2% and 31.2%, respectively.
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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$5,718	$5,576	$9,698	$7,965
Provision for income taxes	2,916	1,275	4,902	2,182
Interest expense	362	147	1,678	156
Depreciation	841	626	1,616	1,169
Amortization	545	595	1,092	1,319
Professional fees [1]	48	925	218	3,476
Acquisition and integration related expenses [2]	71	903	401	1,300
Stock based compensation expense [3]	665	330	1,005	817
Offering related expenses [4]	—	56	—	100
Adjusted EBITDA	$11,166	$10,433	$20,610	$18,484
Adjusted EBITDA Margin	18.5%	18.8%	17.5%	17.9%

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

(3)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 12 to our unaudited condensed consolidated financial statements.

(4)
For the three and six months ended December 31, 2014, this represents legal, accounting and other expenses directly related to our follow-on offering that closed on July 15, 2014. There were no such offerings for the three and six months ended December 31, 2015.

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

The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income attributable to Malibu Boats, Inc.	$5,104	$3,264	$8,662	$4,643
Provision for income taxes	2,916	1,275	4,902	2,182
Professional fees [1]	48	925	218	3,476
Acquisition and integration related expenses [2]	71	903	401	1,300
Fair market value adjustment for interest rate swap [3]	(382)	—	175	—
Stock based compensation expense [4]	665	330	1,005	817
Offering related expenses [5]	—	56	—	100
Net income attributable to non-controlling interest [6]	614	2,312	1,036	3,322
Fully distributed net income before income taxes	9,036	9,065	16,399	15,840
Income tax expense on fully distributed income before income taxes [7]	3,208	3,218	5,822	5,623
Adjusted fully distributed net income	$5,828	$5,847	$10,577	$10,217

Adjusted Fully Distributed Net Income per share of Class A Common Stock [8]:
Basic	$0.30	$0.26	$0.55	$0.45
Diluted	$0.30	$0.26	$0.55	$0.45

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [9]:
Basic	19,391,440	22,628,376	19,372,675	22,548,728
Diluted	19,391,440	22,628,376	19,372,675	22,548,728

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

(3)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 12 to our unaudited condensed consolidated financial statements.

(5)
For the three and six months ended December 31, 2014, this represents legal, accounting and other expenses directly related to our follow-on offering that closed on July 15, 2014. There were no such offerings for the three and six months ended December 31, 2015.

(6)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(7)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% of income before income taxes for the three and six months ended December 31, 2015 and 2014, assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding offering related expenses. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

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

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2015	2014
Total cash provided by (used in):
Operating activities	$13,571	$(4,397)
Investing activities	(3,531)	(14,515)
Financing activities	(3,489)	18,729
Impact of currency exchange rates on cash balances	(21)	58
Increase (decrease) in cash	$6,530	$(125)
Comparison of the Six Months Ended December 31, 2015 to the Six Months Ended December 31, 2014
Operating Activities
Net cash provided by operating activities was $13.6 million for the six months ended December 31, 2015 compared to net cash used by operating activities of $4.4 million for the same period in 2014, an increase of $18.0 million. The increase in cash provided from operating activities was primarily due to a $20.0 million payment for the settlement of the PCMW litigation in October 2014 and related legal fees as well as legal fees for pending litigation with Nautique and acquisition related costs paid for in connection with the acquisition of our Australian licensee in October 2014. Excluding the settlement payment, cash flows from operating activities decreased $2.0 million for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, primarily due to higher net income offset by an increase in purchases of inventory from suppliers to meet increased production activities and prepayment of state and foreign taxes.
Investing Activities
Net cash used for investing activities was $3.5 million for the six months ended December 31, 2015 compared to $14.5 million for the six months ended December 31, 2014, a decrease of $11.0 million. Our cash used for investing activities for the six months ended December 31, 2015 was primarily related to investments in new property and equipment, including boat molds as well as capital outlays for trailer manufacturing infrastructure and expansion activities at our Tennessee manufacturing facility. For the six months ended December 31, 2014, cash used for investing primarily related to the acquisition of our Australian licensee and investments in new property and equipment, including boat molds, a mezzanine addition to our main facility, and construction of a warehouse and loading facility at our Loudon, Tennessee plant.
Financing Activities
Net cash used in financing activities was $3.5 million for the six months ended December 31, 2015 compared to net cash provided of $18.7 million for the six months ended December 31, 2014, a decrease in cash provided of $22.2 million. The decrease in cash from financing activities was primarily due to a decrease in proceeds from borrowings under our revolving line of credit and an increase in principal payments on our term loan of $23.0 million. During the six months ended December 31, 2015, we made principal payments on our outstanding term loan of $3.0 million and paid distributions to LLC unit holders of $0.5 million. During the first quarter of fiscal 2015, we completed a follow-on equity offering in which we received net proceeds of $76.8 million and used those proceeds to purchase LLC Units directly from existing holders of LLC Units. In connection with the follow-on offering, we paid $0.9 million in legal and advisory costs upon its completion. We did not have an offering during the first half of fiscal 2016 and therefore had no such payments.
Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower (the "Borrower"), has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% (the "Base Rate") or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The obligations of the Borrower under the credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. As of December 31, 2015, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of December 31, 2015, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2015, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of December 31, 2015, $0.1 million was issued and undrawn under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. As of December 31, 2015, we had a total of $75.5 million outstanding under the term loans.

Subject to the terms of the credit agreement, Malibu Boats, LLC has the option to request the lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $50.0 million; however, the lenders are not obligated to do so.
The Amended and Restated Credit Agreement permits prepayment of the new term loan facility without any penalties. The term loan facility under the Amended and Restated Credit Agreement is subject to quarterly installments of $1.5 million per quarter until March 31, 2016, then $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. The Amended and Restated Credit Agreement also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. The Borrower used proceeds from the $80 million term loan and cash on hand to (i) repurchase $70.0 million of Class A Common Stock upon completion of the tender offer in April 2015, (ii) pay all outstanding amounts, or $10.0 million, under the revolving credit facility of the former credit agreement and (iii) pay $1.1 million in fees and expenses related to the entering into of the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Amended and Restated Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limits the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year and dividends and distributions up to $15.0 million in connection with our stock repurchase program, in each case, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
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
We estimate that approximately $3.0 million and $7.5 million will be currently due under the tax receivable agreement and our term loan, respectively, within the next 12 months. In accordance with the tax receivable agreement, the first payment is anticipated to occur approximately 45 days after filing the federal tax return due on March 15, 2016. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2016 to be approximately $6.0 million which consist primarily of finishing our ongoing projects and making additional investments to modestly expand our Tennessee facilities, increase trailer manufacturing output and efficiency, new tooling, and expenditures to increase production capacity to accommodate future growth.
Stock Repurchase Program
On February 1, 2016, the Board of Directors of the Company authorized a stock repurchase program to allow for repurchase of up to $15.0 million of the Company’s Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from February 8, 2016 to February 8, 2017. The Company intends to fund repurchases under the Repurchase Program from cash on hand.
Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 14 of our unaudited condensed consolidated financial statements for further information on repurchase commitments.
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
Critical Accounting Policies
As of December 31, 2015, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
There were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2015 and Part II, Item 1A. "Risk Factors" of our Form 10-Q for the three months ended September 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Company repurchased 2,782 shares of Class A Common Stock from an employee to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Stock Repurchase Program
On February 1, 2016, the Board of Directors of the Company authorized a stock repurchase program to allow for repurchase of up to $15.0 million of the Company’s Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017.
Under the Repurchase Program, the Company may repurchase its Class A Common Stock and the LLC's LLC Units at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the Repurchase Program from cash on hand. The Company has no obligation to repurchase any shares under the Repurchase Program and may suspend or discontinue it at any time.
Amendment to Credit Agreement
On February 3, 2016, Malibu Boats, LLC entered into an amendment to its Amended and Restated Credit Agreement, with Malibu Boats Holdings, LLC, certain subsidiaries of Malibu Boats, LLC parties thereto, as guarantors, the lenders parties thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank (the “First Amendment”).
The First Amendment revised the Amended and Restated Credit Agreement to, among other things, permit the Repurchase Program up to $15.0 million.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the First Amendment included as Exhibit 10.1 to this Quarterly Report.

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
10.1
First Amendment dated February 3, 2016, to the Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, swingline lender and issuing lender, and the lenders and other guarantors party thereto.

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

February 4, 2016	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)