Form 10-Q
period 2016-03-31
Malibu Boats, Inc.
filed 2016-05-06
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of May 5, 2016:	17,919,408	shares
Class B Common Stock, par value $0.01, outstanding as of May 5, 2016:	23	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	$68,539	$64,762	$186,285	$167,905
Cost of sales	50,133	46,865	137,290	123,751
Gross profit	18,406	17,897	48,995	44,154
Operating expenses:
Selling and marketing	1,574	1,657	5,998	5,326
General and administrative	4,462	6,124	13,281	17,090
Amortization	545	593	1,637	1,912
Operating income	11,825	9,523	28,079	19,826
Other (expense) income:
Other	40	1,650	64	1,650
Interest expense	(1,249)	(116)	(2,927)	(272)
Other (expense) income	(1,209)	1,534	(2,863)	1,378
Net income before provision for income taxes	10,616	11,057	25,216	21,204
Provision for income taxes	4,109	3,414	9,011	5,596
Net income	6,507	7,643	16,205	15,608
Net income attributable to non-controlling interest	731	3,278	1,767	6,600
Net income attributable to Malibu Boats, Inc.	$5,776	$4,365	$14,438	$9,008

Comprehensive income:
Net income	$6,507	$7,643	$16,205	$15,608
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	686	(858)	37	(2,019)
Other comprehensive income (loss), net of tax	686	(858)	37	(2,019)
Comprehensive income, net of tax	7,193	6,785	16,242	13,589
Less: comprehensive income attributable to non-controlling interest, net of tax	808	2,101	1,774	4,226
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$6,385	$4,684	$14,468	$9,363

Weighted average shares outstanding used in computing net income per share:
Basic	17,975,714	15,671,922	17,968,106	15,599,037
Diluted	18,002,858	15,676,243	18,022,339	15,600,315
Net income available to Class A Common Stock per share:
Basic	$0.32	$0.28	$0.80	$0.58
Diluted	$0.32	$0.28	$0.80	$0.58

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

2

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2016	June 30, 2015

Assets
Current assets
Cash	$19,068	$8,387
Trade receivables, net	16,503	9,482
Inventories, net	24,046	20,393
Deferred tax asset	509	629
Prepaid expenses and other current assets	3,135	1,370
Total current assets	63,261	40,261
Property and equipment, net	17,905	14,946
Goodwill	12,676	12,665
Other intangible assets, net	12,347	13,995
Debt issuance costs, net	974	1,158
Deferred tax asset	102,497	106,001
Other assets	48	102
Total assets	$209,708	$189,128
Liabilities
Current liabilities
Current maturities of long-term debt	$8,000	$6,500
Accounts payable	18,648	9,151
Accrued expenses	13,199	14,135
Income taxes and tax distribution payable	296	784
Payable pursuant to tax receivable agreement, current portion	2,969	2,969
Total current liabilities	43,112	33,539
Deferred tax liabilities	984	1,084
Payable pursuant to tax receivable agreement	93,619	93,501
Long-term debt	66,000	72,000
Other long-term liabilities	958	275
Total liabilities	204,673	200,399
Commitments and contingencies (See Note 14)
Stockholders' Equity (Deficit)
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,919,408 shares issued and outstanding as of March 31, 2016; 100,000,000 shares authorized; 17,858,726 issued and outstanding as of June 30, 2015	179	178
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 23 shares issued and outstanding as of March 31, 2016; 25,000,000 shares authorized; 24 issued and outstanding as of June 30, 2015	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and June 30, 2015	—	—
Additional paid in capital	34,237	32,973
Accumulated other comprehensive loss	(2,044)	(2,081)
Accumulated deficit	(31,869)	(46,239)
Total stockholders' equity (deficit) attributable to Malibu Boats, Inc.	503	(15,169)
Non-controlling interest	4,532	3,898
Total stockholders’ equity (deficit)	5,035	(11,271)
Total liabilities and stockholders' equity (deficit)	$209,708	$189,128
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest in LLC	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	17,859	$178	24	$—	$32,973	$(2,081)	$(46,239)	$3,898	$(11,271)
Net income	—	—	—	—	—	—	14,438	1,767	16,205
Stock based compensation, net of withholding taxes on vested equity awards	94	1	—	—	1,320	—	—	—	1,321
Issuances of equity for services	8	—	—	—	688	—	—	—	688
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(118)	—	—	—	(118)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	142	—	—	—	142
Exchange of LLC Units for Class A Common Stock	14	—	—	—	39	—	—	(39)	—
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	(68)	(1,094)	(1,162)
Repurchase and retirement of common stock	(56)	—	—	—	(807)	—	—	—	(807)
Foreign currency translation adjustment	—	—	—	—	—	37	—	—	37
Balance at March 31, 2016	17,919	$179	23	$—	$34,237	$(2,044)	$(31,869)	$4,532	$5,035

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2016	2015
Operating activities:
Net income	$16,205	$15,608
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,464	1,131
Depreciation	2,449	1,791
Amortization of intangible assets	1,637	1,912
Gain on sale-leaseback transaction	(9)	(11)
Amortization of deferred financing costs	184	9
Change in fair value of interest rate swap	685	—
Deferred income taxes	3,664	5,006
Litigation settlement	—	(20,000)
Gain on sale of equipment	(28)	—
Change in operating assets and liabilities:
Trade receivables	(7,017)	(4,588)
Inventories	(3,602)	(4,113)
Prepaid expenses and other assets	(1,204)	541
Accounts payable	9,514	6,602
Accrued expenses and other liabilities	(1,648)	(1,153)
Net cash provided by operating activities	22,294	2,735
Investing activities:
Purchases of property and equipment	(5,430)	(4,369)
Proceeds from sale or disposal of property, plant and equipment	78	—
Payment for acquisition, net of cash acquired	—	(11,663)
Net cash used in investing activities	(5,352)	(16,032)
Financing activities:
Principal payments on long-term borrowings	(4,500)	(10,000)
Proceeds from long-term borrowings	—	20,000
Payment of deferred financing costs	—	(78)
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	—	76,836
Purchase of units from existing LLC Unit holders	—	(76,836)
Payments of costs directly associated with offerings	—	(899)
Distributions to LLC Unit holders	(911)	(742)
Repurchase and retirement of common stock	(807)	—
Net cash (used in) provided by financing activities	(6,218)	8,281
Effect of exchange rate changes on cash	(43)	128
Changes in cash	10,681	(4,888)
Cash—Beginning of period	8,387	12,173
Cash—End of period	$19,068	$7,285

Supplemental cash flow information:
Cash paid for interest	$2,436	$238
Cash paid for income taxes	6,199	323
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	142	38,499
Establishment of amounts payable under tax receivable agreements	118	34,028
Equity issued as consideration for acquisition	—	2,924
Exchange of LLC Units by LLC Unit holders for Class A common stock	39	—
Tax distributions payable to non-controlling LLC Unit holders	434	915
Equity issued to directors for services	688	189
Capital expenditures in accounts payable	35	—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). See Note 2. Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through a world-wide network of independent dealers. On October 23, 2014, the Company acquired all the outstanding shares of Malibu Boats Pty. Ltd. (the "Licensee"), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result of the acquisition, the Company also consolidates the financial results of the Licensee. The Company reports its results of operations under two reportable segments called U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2015 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at March 31, 2016 and the results of its operations and the cash flows for the nine month periods ended March 31, 2016 and March 31, 2015. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2016. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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
During the third quarter of fiscal 2016, the Company purchased 55,746 shares of Class A Common Stock at an average stock price of $14.17 per share for an aggregate purchase price of approximately $807 including related fees and expenses. Upon repurchase, these shares were classified as treasury stock and then subsequently retired. As of March 31, 2016, the Company may repurchase up to an additional $14,207 in shares of Class A Common Stock and LLC Units under the program.

Immaterial Correction of an Error in Prior Periods
During the first quarter of fiscal 2016, the Company identified an error related to an overstatement of the non-controlling interest held by LLC Unit holders in the LLC and a corresponding understatement in paid in capital attributable to the Company's proportional ownership interest in the LLC. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior period interim and annual consolidated financial statements. Since the revision was not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company revised the historical consolidated financial information presented herein and will reflect the same revisions in its forthcoming fiscal 2016 Form 10-K.

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
Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures, but does not expect it will have a material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU will become effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU, but does not expect it will have a material impact.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out ("FIFO") or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out ("LIFO") method. This amendment is effective for fiscal years beginning after December, 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this ASU, but does not expect it will have a material impact.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU amended the ASC to clarify guidance regarding cloud computing arrangements and if they would be accounted for as a license of internal-use software. If the arrangement does not contain a software license, it must be accounted for as a service contract. The ASU may be applied either retrospectively or prospectively and is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU, but does not expect it will have a material impact.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Under current GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The ASU requires retrospective application. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to extend the mandatory effective date by one year. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures, but does not expect it will have a material impact.
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

	As of March 31, 2016		As of June 30, 2015
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,404,923	7.3%	1,419,094	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,919,408	92.7%	17,858,726	92.6%
	19,324,331	100.0%	19,277,820	100.0%
The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2015	$3,898
Allocation of income to non-controlling LLC Unit holders for period	1,767
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,094)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(39)
Balance of non-controlling interest as of March 31, 2016	$4,532
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2016, the LLC issued a total of 116,428 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services, the exchange of LLC Units held by a non-

controlling LLC Unit holder to Class A Common Stock, and the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan") and the issuance of restricted Class A Common Stock granted under the Incentive Plan. During February 2016, 55,746 LLC Units were canceled in connection with the purchase and retirement of 55,746 treasury shares under the Company's share repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the amended and restated limited liability agreement of the LLC (the "LLC Agreement"), the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of March 31, 2016 and 2015, tax distributions payable to non-controlling LLC Unit holders were $434 and $915, respectively. Tax distributions paid to the non-controlling LLC Unit holders and flow-through state withholding taxes for the nine months ended March 31, 2016 and 2015, were $660 and $687, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Acquisition
On October 23, 2014, the Company acquired all of the outstanding shares of Malibu Boats Pty Ltd., the Company's exclusive licensee in Australia since 1995. The Licensee had the exclusive right to manufacture and distribute Malibu and Axis products and spare parts in Australia and New Zealand. The acquisition provides direct control of the Company's brands worldwide and provides it with a strong footprint for future growth internationally in Asia. The aggregate purchase price for the transaction was $16.1 million, consisting of $13.3 million in cash and $2.8 million in equity equal to 170,889 shares of the Company's Class A Common Stock based on a closing price of $17.11 per share. Under the share sale agreement, the number of shares issued was based on the average closing price of shares of the Class A Common Stock for the 20 days immediately prior to, but not including, the closing date of the acquisition. Of the consideration paid in stock, 71.43% is restricted from sale for a period of 2 years from the acquisition date. The Company funded a portion of the purchase price payable in cash with additional borrowings under its revolving credit facility. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
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
Acquisition-related costs of $824, all of which were recorded in fiscal 2015, were expensed by the Company in the periods prior to the acquisition of Malibu Boats Pty Ltd., in selling, general and administrative expenses in the unaudited consolidated statement of operations and comprehensive income (loss). Net sales of $15,666 and net income of $243 attributable to the Licensee are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended March 31, 2016. Net sales of $9,643 and net income of $231 attributable to the Licensee since October 23, 2014 (the acquisition date) are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended March 31, 2015.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the three and nine months ended March 31, 2016 and 2015 assume that the acquisition of Licensee had occurred as of July 1, 2014. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2015 or of the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	$68,539	$64,762	$186,285	$173,098
Net income	6,507	7,643	16,205	15,758
Net income attributable to Malibu Boats, Inc.	5,776	4,365	14,438	9,111
Basic earnings per share	0.32	0.28	0.80	0.59
Diluted earnings per share	0.32	0.28	0.80	0.59
4. Inventories
Inventories, net consisted of the following:

	As of March 31, 2016	As of June 30, 2015
Raw materials	$18,945	$15,990
Work in progress	2,514	1,933
Finished goods	3,700	3,399
Inventory obsolescence reserve	(1,113)	(929)
Inventories, net	$24,046	$20,393

5. Property and Equipment
Property and equipment, net consisted of the following:

	As of March 31, 2016	As of June 30, 2015
Land	$254	$254
Leasehold improvements	6,986	4,527
Machinery and equipment	18,411	14,728
Furniture and fixtures	2,751	2,354
Construction in process	1,399	2,621
	29,801	24,484
Less: Accumulated depreciation	(11,896)	(9,538)
Property and equipment, net	$17,905	$14,946
Depreciation expense was $833 and $622 for the three months ended March 31, 2016 and 2015 and $2,449 and $1,791 for the nine months ended March 31, 2016 and 2015, respectively, substantially all of which was recorded in cost of goods sold.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2016 were as follows:

Goodwill as of June 30, 2015	$12,665
Effect of foreign currency changes on goodwill	11
Goodwill as of March 31, 2016	$12,676
The components of other intangible assets were as follows:

	As of March 31, 2016	As of June 30, 2015	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Reacquired franchise rights	$1,380	$1,378	5	3.6
Dealer relationships	29,846	29,842	8-15	13.6
Patent	1,386	1,386	12	2.3
Trade name	24,667	24,667	15	5.4
Non-compete agreement	54	54	10	8.6
Backlog	96	96	0.3	0.0
Total	57,429	57,423
Less: Accumulated amortization	(45,082)	(43,428)
Total other intangible assets, net	$12,347	$13,995
Amortization expense recognized on all amortizable intangibles was $545 and $593 for the three months ended March 31, 2016 and 2015 and $1,637 and $1,912 for the nine months ended March 31, 2016 and 2015, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2016	$551
2017	2,205
2018	2,205
2019	2,099
2020	2,089
Thereafter	3,198
$12,347
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
Changes in the Company’s product warranty liability were as follows:

	As of March 31, 2016	As of June 30, 2015
Beginning balance	$6,610	$6,164
Add: Additions to warranty provision	3,839	3,210
Additions for Australian acquisition	—	308
Adjustments to preexisting warranties	151	92
Less: Warranty claims paid	(2,857)	(3,164)
Ending balance	$7,743	$6,610
8. Financing
Outstanding debt consisted of the following:

	As of March 31, 2016	As of June 30, 2015
Term loan	$74,000	$78,500
Less current maturities	(8,000)	(6,500)
Long term debt less current maturities	$66,000	$72,000
Long-Term Debt
Amended and Restated Line of Credit and Term Loan. On April 2, 2015, Malibu Boats, LLC, a wholly owned subsidiary of the LLC, entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Amended and Restated Credit Agreement”). The proceeds from the Amended and Restated Credit Agreement were used to repurchase the Company's Class A Common Stock and refinance amounts outstanding under the previously existing revolving credit facility with the same bank. The obligations of Malibu Boats LLC under the Amended and Restated Credit Agreement are currently guaranteed by its parent, the LLC, and its subsidiary, Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Boats Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan mature on April 2, 2020.
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of March 31, 2016, and a $80,000 term loan, which was subject to quarterly installments of $1,500 per quarter until March 31, 2016. The quarterly installments are now $2,000 per quarter until March 31, 2019 and $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. At March 31, 2016, the Company had an aggregate total of $74,000 outstanding under the term loan. The weighted average interest rate on the term loan was 2.95% for the nine month period ended March 31, 2016.

The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of March 31, 2016, the Company had no outstanding balance under the swingline facility.
Under the Amended and Restated Credit Agreement, the Company has the ability to issue letters of credit up to $5,000. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment. As of March 31, 2016, the Company had issued letters of credit for $100.
The Amended and Restated Credit Agreement permits prepayment without any penalties. It also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC's activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Boats Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6,000 in any fiscal year, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
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
Covenant Compliance
As of March 31, 2016, the Company is in full compliance with the terms of the Amended and Restated Credit Agreement, including all related covenants.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 10. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended March 31, 2016, the Company recorded a loss of $510 and a loss of $685, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of March 31, 2016	As of June 30, 2015
Beginning balance	$96,470	$13,636
Additions to tax receivable agreement:
Follow-on Offering on July 15, 2014	—	34,028
Tender Offer on April 15, 2015	—	23,969
Secondary Offering on May 27, 2015	—	24,837
Exchange of LLC Units for Class A Common Stock	118	—
Payments under tax receivable agreement	—	—
	96,588	96,470
Less current portion under tax receivable agreement	(2,969)	(2,969)
Ending balance	$93,619	$93,501
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
As of March 31, 2016, the Company recorded deferred tax assets of $111,070 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the first payment is anticipated approximately 75 days after filing the federal tax return which occurred on March 15, 2016.
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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016:
Interest rate swap not designated as cash flow hedge	$685	$—	$685	$—
Total liabilities at fair value	$685	$—	$685	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of March 31, 2016 or June 30, 2015.
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
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2016, the Company recorded a valuation allowance of $420 against deferred tax assets related to state net operating losses generated by amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. For the three months ended March 31, 2016 and 2015, the Company's effective tax rate was 38.7% and 30.9%, respectively. For the nine months ended March 31, 2016 and 2015, the Company’s effective tax rate was 35.7% and 26.4% , respectively. The principal differences in the Company's effective tax rate with comparable historical periods presented and the statutory federal income tax rate of 35% relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and state taxes. The Company's effective tax rate for the nine months ended March 31, 2016 and 2015 also reflects the impact of the Company's share of the LLC's permanent items such as non-deductible stock compensation expense attributable to profits interests. Additionally, the Company's effective tax rate for the nine months ended March 31, 2016 includes the benefit of deductions under Section 199 of the Internal Revenue Code and expense to establish a valuation allowance against state net operating losses that are not more likely than not to be realized.
12. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2016, 1,391,816 shares remain available for future issuance under the Incentive Plan.
On November 6, 2015, the Company granted 130,564 restricted stock unit and restricted stock awards to certain key employees. The grant date fair value of these awards was $1,994 based on a stock price of $15.27 per share on the date of grant. Under the terms of the agreements, approximately 12% of the awards vested immediately on the grant date, approximately 38% vest in substantially equal annual installments over a three or four year period, and the remaining 50% of the awards vest in tranches based on the achievement of annual or cumulative performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation. For the nine months ended March 31, 2016, compensation costs recognized for awards that vested immediately were $233. Readers should refer to Note 13 to the fiscal 2015 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, for additional information related to the Company's other awards and the Incentive Plan.
The following is a summary of the changes in non-vested restricted shares for the nine months ended March 31, 2016:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2015	44,775	$20.20
Granted	170,205	15.11
Vested	(54,896)	14.78
Forfeited	(8,188)	20.13
Total Non-vested Restricted Stock Units as of March 31, 2016	151,896	$16.47
Stock compensation expense attributable to the Company's share-based equity awards was $459 and $314 for the three months ended March 31, 2016 and 2015, respectively and $1,464 and $1,131 for the nine months ended March 31, 2016 and 2015, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income (loss). The cash flow effects resulting from share-based awards were reflected as noncash operating activities. As of March 31, 2016 and June 30, 2015, unrecognized compensation cost related to nonvested, share-based compensation was $2,617 and $2,258, respectively. As of March 31, 2016, the weighted average years outstanding for unvested awards under the Incentive Plan and under the previously existing LLC Agreement were 2.9 and 0.5 years, respectively. During the nine months ended March 31, 2016, the Company withheld approximately 7,954 shares at an aggregate cost of approximately $144, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested. Awards vesting during the nine months ended March 31, 2016 include 39,641 fully vested restricted stock units issued to non-employee directors for their services as directors for the Company.
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
Basic and diluted net earnings per share of Class A Common Stock for the three and nine months ended March 31, 2016 and 2015 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Basic:
Net income attributable to Malibu Boats, Inc.	$5,776	$4,365	$14,438	$9,008
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	17,868,896	15,608,657	17,876,726	15,536,627
Weighted-average participating restricted stock units convertible into Class A Common Stock	106,818	63,265	91,380	62,410
Basic weighted-average shares outstanding	17,975,714	15,671,922	17,968,106	15,599,037
Basic net income per share	$0.32	$0.28	$0.80	$0.58

Diluted:
Net income attributable to Malibu Boats, Inc.	$5,776	$4,365	$14,438	$9,008
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	17,975,714	15,671,922	17,968,106	15,599,037
Restricted stock units granted to employees	27,144	4,321	54,233	1,278
Diluted weighted-average shares outstanding [1]	18,002,858	15,676,243	18,022,339	15,600,315
Diluted net income per share	$0.32	$0.28	$0.80	$0.58
1 The Company excluded 1,484,611 and 7,001,844 potentially dilutive shares from the calculation of diluted net income per share for the three months ended March 31, 2016 and 2015 and 1,415,723 and 7,001,844 potentially dilutive shares from the calculation of diluted net income per share for nine months ended March 31, 2016 and 2015, as these shares would have been antidilutive.
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss). During the nine months ended March 31, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. The total losses on these repurchases were less than $30. Other than these repurchase commitments, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchase as of March 31, 2016 or June 30, 2015, respectively.
Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at March 31, 2016 (unaudited) or June 30, 2015 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
On October 31, 2013, the Company filed suit against Nautique Boat Company, Inc., or "Nautique," in the U.S. District Court for the Eastern District of Tennessee alleging infringement of two of the Company's patents and seeking monetary and injunctive relief. This Tennessee lawsuit was a re-filing of a California patent infringement lawsuit against Nautique that was dismissed without prejudice on October 31, 2013. On November 1, 2013, Nautique filed for declaratory judgment in the U.S. District Court for the Middle District of Florida, claiming that it did not infringe the two patents identified in the original complaint in the Tennessee lawsuit. The Tennessee court enjoined Nautique from maintaining the Florida lawsuit which was partially duplicative. Nautique dismissed the Florida lawsuit to comply with the Tennessee court’s ruling. On December 13, 2013, the Company amended the Company's complaint to add another of its patents to the Tennessee lawsuit. All three patents in the case relate to the Company's proprietary wake surfing technology. On June 27, 2014, Nautique filed a petition with the U.S. Patent and Trademark Office, or “PTO,” requesting institution of an Inter Partes Review, or “IPR,” of the Company’s U.S. Pat. No. 8,539,897, one of the three patents at issue in the Tennessee litigation. On February 6, 2015, the Company and Nautique entered into a Settlement Agreement (the "Nautique Settlement Agreement") to settle the patent infringement lawsuit. Under the terms of the Nautique Settlement Agreement, Nautique made a one-time payment of $2,250 and entered into a license agreement for the payment of future royalties for boats sold by Nautique using the licensed technology. The parties agreed to dismiss all claims in the patent litigation and jointly request the PTO to terminate the IPR. On February 17, 2015, the parties dismissed the patent litigation with prejudice and on February 25, 2015, the U.S. Patent and Trademark Office terminated the IPR.
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged

MasterCraft's infringement of a utility patent related to wake surfing technology. MasterCraft denied liability arising from the causes of action alleged in the Company's complaint and filed a counterclaim alleging non-infringement and invalidity of the asserted patent. On August 13, 2015, MasterCraft filed a motion for summary judgment of non-infringement, which the Company opposed. On February 11, 2015, the Court denied MasterCraft’s motion for summary judgment as premature, without prejudice to MasterCraft re-filing the motion after claim construction and further discovery. On December 11, 2015, the Court issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on May 1, 2017. The parties are currently engaged in fact discovery. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft's counterclaims are without merit.
On February 16, 2016, the Company filed a second suit against MasterCraft in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company’s complaint alleges MasterCraft’s infringement of another utility patent related to wake surfing technology. On March 14, 2016, MasterCraft filed a partial motion to dismiss, asking the Court to dismiss the Company’s claim for willful infringement. On the same date, MasterCraft filed a motion for an extension of time to respond to the rest of the Company’s complaint. The Court has not yet decided MasterCraft’s motion to dismiss or motion for an extension of time. Other than the motion to dismiss the Company’s claim for willful infringement, MasterCraft has not yet responded to the Company’s complaint. The Court has not yet issued a scheduling order, and discovery has not yet begun. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology.
On September 30, 2015, Great Wakes Boating, Inc. filed suit against the Company, Sunny Marine, LLC, Norris Companies a/k/a Norris Docks, LLC, Wayne Wilson, Scott Davenport and certain former employees of the Company and other individuals, in the Chancery Court for Anderson County, Tennessee seeking monetary and injunctive relief. The second amended complaint alleges inducement to breach contract, misrepresentation, promissory estoppel, violations of the Tennessee Uniform Trade Secrets Act and civil conspiracy by the Company and Messrs. Wilson, and Davenport. The Company believes the claims by Great Wakes Boating are without merit and plans to vigorously defend the lawsuit.
15. Segment Information
The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016				Nine Months Ended March 31, 2016
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$66,071	$5,503	$(3,035)	$68,539	$176,972	$15,666	$(6,353)	$186,285
Affiliate (or intersegment) sales	3,035	—	(3,035)	—	6,353	—	(6,353)	—
Net sales to external customers	63,036	5,503	—	68,539	170,619	15,666	—	186,285
Net income (loss) before provision for income taxes	10,635	230	(249)	10,616	25,094	347	(225)	25,216
Total assets	209,697	18,092	(18,081)	209,708	209,697	18,092	(18,081)	209,708

	Three Months Ended March 31, 2015				Nine Months Ended March 31, 2015
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$61,283	$5,287	$(1,808)	$64,762	$162,032	$9,643	$(3,770)	$167,905
Affiliate (or intersegment) sales	1,808	—	(1,808)	—	3,770	—	(3,770)	—
Net sales to external customers	59,475	5,287	—	64,762	158,262	9,643	—	167,905
Net income (loss) before provision for income taxes	10,791	541	(275)	11,057	21,481	333	(610)	21,204
Total assets	139,806	19,108	(18,680)	140,234	139,806	19,108	(18,680)	140,234

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, and the successful introduction of our new products, as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission (“SEC”) on September 10, 2015 ("Form 10-K") and Form 10-Q for the three months ended September 30, 2015, filed with the Securities and Exchange Commission (“SEC”) on November 4, 2015. Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
We offer our boats for sale through an extensive network of independent dealers in North America and throughout the world. We offered our boats through an exclusive licensee in Australia that is one of the largest performance sport boat manufacturers in that country until October 23, 2014, when we acquired it and it became a subsidiary of the Company. Following the acquisition, Malibu Boats Pty Ltd.'s results are included in the Company's consolidated financial results. See Note 3 of our unaudited condensed consolidated financial statements for more information. Our boats are the exclusive performance sport boats offered by the majority of our dealers.
On a consolidated basis, net sales increased 5.8%, gross profit increased 2.8%, and adjusted EBITDA increased 6.2% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. For the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, net sales increased 10.9%, gross profit increased

11.0%, and adjusted EBITDA increased 9.3%. Our results for the comparable periods include our Australian operations since its acquisition on October 23, 2014. For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, net sales at our U.S. operations increased 7.8%, gross proft increased 5.7%, and adjusted EBITDA increased 11.4%. For the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015, net sales for our U.S. operations increased 9.2%, gross profit increased 9.6%, and adjusted EBITDA increased 11.1%. For the three and nine months ended March 31, 2016, consolidated net income decreased 14.9% and increased 3.8%, respectively, compared to the three and nine months ended March 31, 2015. The decrease in net income in the third quarter of fiscal 2016 was mainly due to other income received from Nautique Boat Company, Inc. ("Nautique") related to the settlement of a patent infringement suit during the three months ended March 31, 2015. The increase in net income in the first nine months of fiscal 2016 was largely due to our acquisition of our Australian business and increased volumes driven by our mix of larger new model boat sales, increased demand for optional features and trailers as well as lower general and administrative costs, partially offset by interest costs associated with our term loan entered into in April 2015. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal 2015 and the first nine months of fiscal 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 10% in 2015, 16% in 2014, 12% in 2013 and 12% in 2012, for the 50 reporting states. Domestic retail demand growth has continued for calendar year 2016, however, we believe the pace is not as strong as that of calendar years 2012 through 2015. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, the magnitude and effect of the impact on our business from the recent substantial decrease in the price of oil. To date, growth in our domestic market has offset significantly diminished demand from international markets. This diminished international demand has been driven by the broad strength of the U.S. dollar where our product prices have increased along with the U.S. dollar, weakening commodity prices in commodity driven economies, and a general weakening in the international economy. The U.S. dollar appreciation and weakening commodity prices is significantly impacting the Canadian market, an important market for us. Demand is weak in other areas of the world; notably South America, South Africa and Europe. However, in Australia we have continued to benefit in unit and revenue volume from the strengthened U.S. dollar, where demand for Malibu boats versus the imported competition remains in our favor. As we have faced international demand challenges and we do not expect the U.S. market to be growing in the double digits, we have heightened our focus on inventories throughout our dealer network to ensure they are not elevated relative to retail demand. While we do not see long-term implications for our demand growth profile at retail, we have decided in the near-term to limit growth in wholesale shipments to manage inventory pressure within our dealer network. Other challenges that could impact demand for performance sport boats include higher interest rates reducing retail consumer appetite for our product, consumer confidence, the availability of credit to our dealers and retail consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, redesigned models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment continued in 2015 and our share was up only slightly. However, given recent strong new product introduction and strong retail registration trends, we remain optimistic about our competitive position and our ability to resume market share increases in the coming year. For model year 2016 which began on July 1, 2015, we unveiled the all-new Malibu Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20 and in November of 2015 we launched the revolutionary Malibu M235. The M235 was designed to deliver luxury and performance in an ultra-premium market. In addition, on our model year 2016 products, we have enhanced further, our Integrated Surf Platform (or “ISP”). Our ISP includes our Surf Gate system and Power Wedge 2 with hydraulic actuators as well as our patented rider controlled Surf Band technology. Other features for 2016 include power seats, new windshields, new vinyl and color thread and backup cameras. Also, with model year 2016 we furthered our vertical integration efforts by beginning to manufacture our own trailers. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.

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

Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged on our term loan, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, and amortization of deferred financing costs on our amended and restated credit agreement.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the nine months ended March 31, 2016 reflects a reported effective tax rate of 35.7%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, as well as the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of March 31, 2016, we had a 92.7% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.

Results of Operations
The table below sets forth our consolidated results of operations, expressed in thousands (except unit volume and net sales per unit) and as a percentage of net sales, for the periods presented. Our unaudited consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	68,539	100.0%	64,762	100.0%	186,285	100.0%	167,905	100.0%
Cost of sales	50,133	73.1%	46,865	72.4%	137,290	73.7%	123,751	73.7%
Gross profit	18,406	26.9%	17,897	27.6%	48,995	26.3%	44,154	26.3%
Operating expenses:
Selling and marketing	1,574	2.3%	1,657	2.6%	5,998	3.2%	5,326	3.2%
General and administrative	4,462	6.5%	6,124	9.5%	13,281	7.1%	17,090	10.2%
Amortization	545	0.8%	593	0.9%	1,637	0.9%	1,912	1.1%
Operating income	11,825	17.3%	9,523	14.7%	28,079	15.1%	19,826	11.8%
Other income (expense):
Other	40	0.1%	1,650	2.5%	64	—%	1,650	1.0%
Interest expense	(1,249)	(1.8)%	(116)	(0.2)%	(2,927)	(1.6)%	(272)	(0.2)%
Other income (expense)	(1,209)	(1.8)%	1,534	2.4%	(2,863)	(1.5)%	1,378	0.8%
Net income before provision for income taxes	10,616	15.5%	11,057	17.1%	25,216	13.5%	21,204	12.6%
Provision for income taxes	4,109	6.0%	3,414	5.3%	9,011	4.8%	5,596	3.3%
Net income	6,507	9.5%	7,643	11.8%	16,205	8.7%	15,608	9.3%
Net income attributable to non-controlling interest	731	1.1%	3,278	5.1%	1,767	0.9%	6,600	3.9%
Net income attributable to Malibu Boats, Inc.	5,776	8.4%	4,365	6.7%	14,438	7.8%	9,008	5.4%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
U.S.	877	91.8%	900	91.8%	2,409	91.0%	2,360	94.4%
Australia	78	8.2%	80	8.2%	238	9.0%	140	5.6%
Total units	955		980		2,647		2,500

Volume by Brand
Malibu	650	68.1%	711	72.6%	1,775	67.1%	1,716	68.6%
Axis	305	31.9%	269	27.4%	872	32.9%	784	31.4%
Total units	955		980		2,647		2,500

Net sales per unit	$71,769		$66,084		$70,376		$67,162
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
Net Sales
Net sales for the three months ended March 31, 2016 increased $3.8 million, or 5.8%, to $68.5 million as compared to the three months ended March 31, 2015. Included in net sales for the three months ended March 31, 2016 and March 31, 2015 were net sales of $5.5 million and $5.3 million, respectively, attributable to our Australian business. Unit volume for the three months ended March 31, 2016 decreased 25 units, or 2.6%, to 955 units as compared to the three months ended March 31, 2015 primarily driven by currency related challenges in international markets outside Australia, including Canada. Net sales per unit, however, increased approximately 8.6% to $71,769 per unit for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily driven by year over year price increases, including a large price increase in our

Australian operations, and the mix of larger model sales such as the 25 LSV and M235, which carry a higher average selling price as well as demand for optional features and trailers. This was partially offset by increased discount activity on, among others, international sales to offset the impact of negative foreign currency fluctuations on sales prices attributable to a strengthened U.S. Dollar and increased sales of our Axis brand which carries a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for the three months ended March 31, 2016 increased $3.3 million, or 7.0%, to $50.1 million as compared to the three months ended March 31, 2015. The increase in cost of sales in the third quarter of fiscal 2016 was primarily due to the mix of larger model sales noted previously, which have higher material content and labor hours, as well as increased sales of boat parts, and higher warranty expense attributable to the extension of our warranty coverage period from three to five years on both Malibu and Axis brands.
Gross Profit
Gross profit for the three months ended March 31, 2016 increased $0.5 million, or 2.8%, to $18.4 million compared to the three months ended March 31, 2015. The increase in gross profit resulted primarily from our mix of larger model sales and increased demand for options, trailers, and boat parts. Gross margin for the three months ended March 31, 2016 decreased 79 basis points from 27.6% to 26.9% over the same period in the prior fiscal year. The decrease in gross margin was driven primarily by discounting on international sales and lower margins in our Australian operations caused by the higher U.S. Dollar denominated costs.
Operating Expenses
Selling and marketing expense for the three month period ended March 31, 2016 decreased approximately $0.1 million, or 5.0%, to $1.6 million compared to the three months ended March 31, 2015, due primarily to the timing of marketing events. General and administrative expenses for the three months ended March 31, 2016 decreased $1.7 million, or 27.1%, to $4.5 million as compared to the three months ended March 31, 2015, largely due to a decrease in legal, offering, and acquisition related costs which, in the third quarter of fiscal 2015, were associated with our Nautique litigation, Australian acquisition, and our tender offer completed in April 2015; offset by higher stock compensation expense associated with share-based awards granted in the second quarter of fiscal 2016.
Other Income (Expense), Net
Other expense, net for the three month period ended March 31, 2016 increased $2.7 million as compared to the three months ended March 31, 2015. The increase in other expense, net is mostly related to a decrease in other income related to the settlement of our patent infringement lawsuit with Nautique in February 2015 and an increase in interest expense attributable to our $80.0 million term loan entered into in April 2015, which had a higher average principal balance than our revolving line of credit for the three months ended March 31, 2015. The balance of the increase in other expense, net was attributable to an increase in interest expense related to the change in the fair value of our interest rate swap we entered into on July 1, 2015.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2016 increased $0.7 million, to $4.1 million compared to $3.4 million for the three months ended March 31, 2015. The increase in our provision for income taxes reflects an increase in our reported effective tax rate which was 38.7% for the three months ended March 31, 2016 compared to 30.9% over the same period in the prior fiscal year. The increase in the reported effective rate reflects the increase in our ownership interest in the LLC, which was 92.7% as of March 31, 2016 compared to 69.0% as of March 31, 2015 and non-recognition of tax benefit with respect to state net operating losses that are not more likely than not to be realized. In addition, the reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income as well as the benefit of deductions under Section 199 of the Internal Revenue Code. In addition, the reported effective rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for the three month period ended March 31, 2016 by the percentage ownership in the

LLC not directly attributable to us. For the three months ended March 31, 2016 and 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.3% and 31.0%, respectively.
Comparison of the Nine Months Ended March 31, 2016 to the Nine Months Ended March 31, 2015
Net Sales
Net sales for the nine months ended March 31, 2016 increased $18.4 million, or 10.9%, to $186.3 million as compared to the nine months ended March 31, 2015. Included in net sales for the nine months ended March 31, 2016 and 2015 were net sales of $15.7 million and $9.6 million, respectively, attributable to our Australian operations which was acquired in October 2014. Unit volume for the nine months ended March 31, 2016 increased 147 units, or 5.9%, to 2,647 units as compared to the nine months ended March 31, 2015 due primarily to the addition of our Australian business as well as demand-driven increase in our daily production rate at our U.S. operations offset by currency-driven challenges in international markets outside Australia, including Canada. Net sales per unit increased approximately 4.8% to $70,376 per unit for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, primarily driven by year over year price increases and our increased mix of larger model sales, including the new M235 and 25 LSV, which carry a higher average selling price, partially offset by our Australian operations, which carry a lower average selling price per unit, and the elimination of parts sales between our operations in the U.S. and Australia as well as increased demand for optional features and trailers. Net sales per unit for our U.S. operations on a stand alone basis increased approximately 7.0% to $73,463 for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase was primarily driven by higher prices on new model year product, the increased mix of larger model sales, and increased demand for optional features and trailers, partially offset by increased discount activity on, among others, international sales to offset the impact of negative foreign currency fluctuations on sales prices attributable to a strengthened U.S. Dollar and increased sales of our Axis brand which carry a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for the nine months ended March 31, 2016 increased $13.5 million, or 10.9%, to $137.3 million as compared to the nine months ended March 31, 2015. The increase in cost of sales for the nine months ended March 31, 2016 was due to increased volumes driven by higher throughput at our U.S. operations and the addition of our Australian business in the second quarter of fiscal 2015. Cost of sales per unit for our U.S. operations increased approximately 6.8% for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, primarily driven by the mix of larger model sales, which have higher material content and labor hours as well as the extension of our warranty period, partially offset by the elimination of costs related to part sales between our operations in the U.S. and Australia.
Gross Profit
Gross profit for the nine months ended March 31, 2016 increased $4.8 million, or 11.0%, to $49.0 million compared to the nine months ended March 31, 2015. The increase in gross profit resulted primarily from higher volumes. Gross margin for the nine months ended March 31, 2016 remained flat at 26.3% as gains associated with our mix of larger model sales, demand-driven increase in optional features and trailers as well as higher prices on new model year products and vertical integration efforts around trailer manufacturing, which went into full production at the beginning of the first quarter of fiscal 2016, were offset by heavier discounting particularly in international markets due to the impact of a strengthened U.S. Dollar on sales prices, and the impact of inclusion of our Australian business where margins have been under pressure from the strength of the U.S. Dollar.
Operating Expenses
Selling and marketing expense for the nine months ended March 31, 2016 increased $0.7 million, or 12.6%, to $6.0 million compared to the nine month period ended March 31, 2015. The increase in selling and marketing expense is due to increased event sponsorship and market research. General and administrative expenses for the nine months ended March 31, 2016 decreased $3.8 million, or 22.3%, to $13.3 million as compared to the nine months ended March 31, 2015, largely due to a decrease in legal, offering, and acquisition related costs offset by higher stock compensation costs and operating expenses attributable to a full nine months of activity at our Australian operations whereas in the third quarter of fiscal 2015 such expenses were only included since the date of acquisition. Amortization expense for the nine months ended March 31, 2016 decreased $0.3 million, or 14.4%, to $1.6 million primarily due to the full amortization of our dealer relationship intangible acquired in 2006 during the first quarter of fiscal 2015, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
Other Income (Expense), Net

Other expense for the nine month period ended March 31, 2016 increased $4.2 million as compared to the nine months ended March 31, 2015. The increase in other expense, net was primarily due to a decrease in other income related to the settlement of our patent infringement lawsuit with Nautique in February 2015 and an increase in interest expense associated with our $80.0 million term loan entered into in April 2015, which had a higher average principal balance for the nine months ended March 31, 2016 than that of our revolving line of credit for the nine months ended March 31, 2015. The balance of the increase in other expense, net is attributable to an increase in interest expense related to the change in the fair value of our interest rate swap we entered into on July 1, 2015.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2016 increased $3.4 million, to $9.0 million compared to $5.6 million for the nine months ended March 31, 2015. The increase in our provision for income taxes reflects an increase in our reported effective tax rate which was 35.7% for the nine months ended March 31, 2016 compared to 26.4% for the nine months ended March 31, 2015. The increase in the reported effective rate reflects the increase in our ownership interest in the LLC, which was 92.7% as of March 31, 2016 compared to 69.0% as of March 31, 2015 and non-recognition of tax benefit with respect to state net operating losses that are not more likely than not to be realized. In addition, the reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income as well as the benefit of the deductions under Section 199 of the Internal Revenue Code. Furthermore, the reported effective tax rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for the nine month period ended March 31, 2016 by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2016 and 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.3% and 31.1%, respectively.
GAAP Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses, non-cash compensation expense, and offering related expenses. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income	$6,507	$7,643	$16,205	$15,608
Provision for income taxes	4,109	3,414	9,011	5,596
Interest expense	1,249	116	2,927	272
Depreciation	833	622	2,449	1,791
Amortization	545	593	1,637	1,912
Professional fees [1]	404	(408)	622	3,068
Acquisition and integration related expenses [2]	—	366	401	1,666
Stock based compensation expense [3]	459	314	1,464	1,131
Offering related expenses [4]	—	628	—	728
Adjusted EBITDA	$14,106	$13,288	$34,716	$31,772
Adjusted EBITDA Margin	20.6%	20.5%	18.6%	18.9%

(1)
Represents legal and advisory fees related to our intellectual property litigation with Pacific Coast Marine Windshields Ltd. ("PCMW"), Nautique Boat Company, Inc., and MasterCraft Boat Company, LLC. In addition, income from the settlement of our patent infringement litigation with Nautique in February 2015 is included in the three and nine months ended March 31, 2015. For more information about the legal proceedings, refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

(4)
For the three and nine months ended March 31, 2015, this represents legal, accounting and other expenses directly related to our April 2015 tender offer and for the nine months ended March 31, 2015, expenses directly related to our follow-on offering that closed on July 15, 2014. There were no such offerings for the three and nine months ended March 31, 2016.

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

The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to Malibu Boats, Inc.	$5,776	$4,365	$14,438	$9,008
Provision for income taxes	4,109	3,414	9,011	5,596
Professional fees [1]	404	(408)	622	3,068
Acquisition and integration related expenses [2]	—	366	401	1,666
Fair market value adjustment for interest rate swap [3]	510	—	685	—
Stock based compensation expense [4]	459	314	1,464	1,131
Offering related expenses [5]	—	628	—	728
Net income attributable to non-controlling interest [6]	731	3,278	1,767	6,600
Fully distributed net income before income taxes	11,989	11,957	28,388	27,797
Income tax expense on fully distributed income before income taxes [7]	4,256	4,245	10,078	9,868
Adjusted fully distributed net income	$7,733	$7,712	$18,310	$17,929

Adjusted Fully Distributed Net Income per share of Class A Common Stock [8]:
Basic	$0.40	$0.34	$0.94	$0.79
Diluted	$0.40	$0.34	$0.94	$0.79

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [9]:
Basic	19,380,638	22,678,824	19,375,330	22,601,655
Diluted	19,380,638	22,678,824	19,375,330	22,601,655

(1)
Represents legal and advisory fees related to our intellectual property litigation with Pacific Coast Marine Windshields Ltd., Nautique Boat Company, Inc., and MasterCraft Boat Company, LLC. In addition, income from the settlement of our patent infringement litigation with Nautique in February 2015 is included in the three and nine months ended March 31, 2015. For more information about the legal proceedings, refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

(5)
For the three and nine months ended March 31, 2015, this represents legal, accounting and other expenses directly related to our April 2015 tender offer and for the nine months ended March 31, 2015, expenses directly related to our follow-on offering that closed on July 15, 2014. There were no such offerings for the three and nine months ended March 31, 2016.

(6)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(7)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% of income before income taxes for the three and nine months ended March 31, 2016 and 2015, assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding offering related expenses. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

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

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our credit arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2016	2015
Total cash provided by (used in):
Operating activities	$22,294	$2,735
Investing activities	(5,352)	(16,032)
Financing activities	(6,218)	8,281
Impact of currency exchange rates on cash balances	(43)	128
Increase (decrease) in cash	$10,681	$(4,888)
Comparison of the Nine Months Ended March 31, 2016 to the Nine Months Ended March 31, 2015
Operating Activities
Net cash provided by operating activities was $22.3 million for the nine months ended March 31, 2016 compared to net cash provided by operating activities of $2.7 million for the same period in 2015, an increase of $19.6 million. The increase in cash provided from operating activities was primarily due to our payment of $20.0 million for the settlement of the PCMW litigation in October 2014. Excluding the settlement payment, cash flows from operating activities decreased $0.4 million for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015, mostly due to change in working capital including timing of prepayment of marketing sponsorship events.
Investing Activities
Net cash used for investing activities was $5.4 million for the nine months ended March 31, 2016 compared to $16.0 million for the nine months ended March 31, 2015, a decrease of $10.6 million. The decrease in investing activities is primarily related to the acquisition of our Australian licensee in fiscal 2015, offset by an increase in capital outlays for property, plant, and equipment which include boat molds, expansion of our trailer manufacturing infrastructure, and a mezzanine addition in the main facility at our Loudon, Tennessee plant.
Financing Activities
Net cash used in financing activities was $6.2 million for the nine months ended March 31, 2016 compared to net cash provided of $8.3 million for the nine months ended March 31, 2015, a decrease in cash provided of $14.5 million. During the nine months ended March 31, 2016, we made principal payments on our outstanding term loan of $4.5 million, paid distributions to LLC unit holders of $0.9 million and repurchased $0.8 million of our Class A Common Stock. During the nine months ended March 31, 2015, we utilized $20.0 million under our revolving credit facility to fund the PCMW settlement agreement and acquisition of our Australian licensee. During this same period, we paid distributions to LLC units holders of $0.7 million and completed a follow-on equity offering in which we received net proceeds of $76.8 million and used those proceeds to purchase LLC Units directly from existing holders of LLC Units. In connection with the follow-on offering, we paid $0.9 million in legal and advisory costs upon its completion. We did not have an offering during the nine months ended March 31, 2016 and therefore had no such payments.
Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower (the "Borrower"), has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank (the "Amended and Restated Credit Agreement"). Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% (the "Base Rate") or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The obligations of the Borrower under the credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. As of March 31, 2016, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of March 31, 2016, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of March 31, 2016, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of March 31, 2016, $0.1 million was issued and undrawn under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. As of March 31, 2016, we had a total of $74.0 million outstanding under the term loans.

Subject to the terms of the credit agreement, Malibu Boats, LLC has the option to request the lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $50.0 million; however, the lenders are not obligated to do so.
The Amended and Restated Credit Agreement permits prepayment of the new term loan facility without any penalties. The term loan facility under the Amended and Restated Credit Agreement was subject to quarterly installments of $1.5 million per quarter until March 31, 2016. The quarterly installments are now $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. The Amended and Restated Credit Agreement also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. The Borrower used proceeds from the $80 million term loan and cash on hand to (i) repurchase $70.0 million of Class A Common Stock upon completion of the tender offer in April 2015, (ii) pay all outstanding amounts, or $10.0 million, under the revolving credit facility of the former credit agreement and (iii) pay $1.1 million in fees and expenses related to the entering into of the Amended and Restated Credit Agreement.
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
The First Amendment revised the Amended and Restated Credit Agreement to, among other things, permit the Repurchase Program (as defined below) up to $15.0 million.
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
We estimate that approximately $3.0 million and $8.0 million will be currently due under the tax receivable agreement and our term loan, respectively, within the next 12 months. In accordance with the tax receivable agreement, the first payment is anticipated to occur approximately 75 days after filing the federal tax return which occurred on March 15, 2016. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for the remainder of fiscal year 2016 to be approximately $6.0 million to $6.3 million which consist primarily of finishing our ongoing projects and making additional investments to modestly expand our Tennessee facilities, increase trailer manufacturing output and efficiency, new tooling, and expenditures to increase production capacity to accommodate future growth.
Stock Repurchase Program
On February 1, 2016, our Board of Directors authorized a stock repurchase program to allow for repurchase of up to $15.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from February 8, 2016 to February 8, 2017. We intend to fund repurchases under the Repurchase Program from cash on hand. During the three months ended March 31, 2016, we repurchased 55,746 shares of Class A Common Stock for $0.8 million in cash including related fees and expenses. As of March 31, 2016, we may repurchase up to an additional $14.2 million in shares of Class A Common Stock and LLC Units under the program.

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
Critical Accounting Policies
As of March 31, 2016, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by us of shares of our Class A Common Stock during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January	—	$—	—	$15.0 million
February	55,746	14.17	55,746	14.2 million
March	—	—	—	14.2 million
Total	55,746	$14.17	55,746	$14.2 million

(1)
On February 1, 2016, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $15.0 million of our Class A Common Stock and the LLC’s LLC Units for the period from February 8, 2016 to February 8, 2017. The repurchase program was publicly announced on February 4, 2016. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the terms of the LLC’s limited liability company agreement, an equal number of LLC Units were also canceled.

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
10.1
First Amendment dated February 3, 2016, to the Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, swingline lender and issuing lender, and the lenders and other guarantors party thereto. [5]

31.1
Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 4, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2016	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)