Form 10-K
period 2016-06-30
Malibu Boats, Inc.
filed 2016-09-09
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Large accelerated filer ☐     Accelerated filer ☑        Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $261.0 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2015 and the closing price of the registrant’s Class A common stock on the NASDAQ Global Select Market on December 31, 2015. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of September 8, 2016 was 17,696,693 and 23, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2016.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding our future financial position, sources of revenue, demand for our products, our strengths, business strategy and plans, prospective products or products under development, costs, timing and likelihood of success, gross margins, non-GAAP financial measures and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include general economic conditions; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our failure to manage our manufacturing levels while addressing the seasonal retail pattern for our products; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; our ability to meet our manufacturing workforce needs; our reliance on third-party suppliers and ability to obtain adequate raw materials and components; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to grow our business through acquisitions or strategic alliances and new partnerships; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; exposure to workers' compensation claims and other workplace liabilities; risks inherent in operating in foreign jurisdictions; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our credit facilities which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our status as an “emerging growth company”; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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

PART I.

Item 1. Business
Unless otherwise expressly indicated or the context otherwise requires, in this Annual Report on Form 10-K:

•
we use the terms “Malibu Boats,” the “Company,” “we,” “us,” “our” or similar references to refer (1) prior to the consummation of our initial public offering on February 5, 2014, or IPO, to Malibu Boats Holdings, LLC, or the LLC, and its consolidated subsidiaries and (2) after the IPO, to Malibu Boats, Inc. and its consolidated subsidiaries;

•	we refer to the owners of membership interests in the LLC immediately prior to the consummation of the IPO, collectively, as our “pre-IPO owners”;

•	we refer to owners of membership interests in the LLC (the "LLC Units"), collectively, as our “LLC members”;

•
references to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30. Fiscal years 2012 and 2013 for the LLC ended on June 30, 2012 and 2013, respectively. Fiscal years 2014, 2015 and 2016 ended on June 30, 2014, 2015, and 2016, respectively;

•
we use the term “performance sport boat category” to refer to our industry category, primarily consisting of fiberglass boats equipped with inboard propulsion and ranging from 19 feet to 26 feet in length, which we believe most closely corresponds to (1) the inboard ski/wakeboard category, as defined and tracked by the National Marine Manufacturers Association, or NMMA, and (2) the inboard skiboat category, as defined and tracked by Statistical Surveys, Inc., or SSI; and

•
references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2016, and excludes such data for Australia and New Zealand.

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
We sell our high performance boats under two brands-Malibu and Axis Wake Research, or Axis. Our flagship Malibu brand boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium boating experience. Retail prices of our Malibu boats typically range from $40,000 to $175,000. We launched our Axis brand of boats in 2009 to appeal to consumers who desire a more affordable product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Axis boats typically range from $45,000 to $95,000.

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
We sell our boats through a dealer network that we believe is the strongest in the performance sport boat category. As of July 1, 2016, our distribution channel consisted of 110 independent dealers in North America operating in 147 locations in North America and we had 58 independent dealer locations across 38 countries outside of North America, including Australia. Our boats are the exclusive performance sport boats offered by the majority of our dealers. Additionally, we believe that our Australia segment is the largest performance sport boat manufacturer in that country. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Financial Information About Segments
We report our results of operations under two reportable segments called U.S. and Australia segments based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
The segment and geographic information required herein is contained in Note 18 - Segment Reporting, in the notes to our consolidated financial statements.
Our Market Opportunity
During calendar year 2015, retail sales of new powerboats in the United States totaled $7.8 billion. Of the powerboat categories defined and tracked by the NMMA, our core market corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. We believe our addressable market also includes similar and adjacent powerboat categories identified by the NMMA, which totaled over $5.6 billion of sales in 2015. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2015:

Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	155,800	$3,828
Sterndrive	12,900	924
Performance sport boat	7,800	686
Jet boat	4,400	208
Total addressable market	180,900	$5,646
We believe we are well-positioned to benefit from trends in our addressable market, including:
Improving Macroeconomic Environment Driving Increased Consumer Demand for Boats. Following the economic downturn, the recreational boating industry has grown and is projected to continue to recover. While domestic sales of new performance sport boats in 2015 grew to approximately 7,800 units, they remained 40% below the category’s 2006 sales volume of 13,100. We believe there remains significant opportunity for growth from increased consumer demand in the recreational boating industry as the economy improves, but there are numerous variables that have potential to impact the growth to be achieved in the future,
Increasing Ages of Used Boats Driving New Boat Sales. In 2015, according to NMMA retail sales data, new powerboats accounted for approximately one out of five powerboat sales in the United States compared to an average of approximately one out of four between 2002 and 2008. We believe the shift toward purchasing more used boats during the economic downturn helped cause the average age of powerboats in use to increase from 15 years in 1997 to over 21 years today. As the powerboat industry continues its ongoing recovery and older boats reach the end of their usable lives, we expect consumer purchases of new boats to shift back toward historic levels benefiting new boat manufacturers.
Our Strengths

#1 Market Share Position in Performance Sport Boat Category. According to SSI, we have held the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for calendar years since 2010 including 2015. We have grown our U.S. market share from 23.3% in 2008, the year prior to the arrival of our current Chief Executive Officer and Chief Financial Officer, to 32.0% in 2015. The following table reflects our U.S. market share in the performance sport boat category compared to the market share of our competitors for the periods shown:

	U.S. Market Share in Performance Sport Boat Category
Manufacturer/Brand(s)	2008	2009	2010	2011	2012	2013	2014	2015

Malibu Boats/Malibu and Axis	23.3%	23.5%	24.4%	29.0%	30.8%	33.0%	32.0%	32.0%
MasterCraft Boat Company, LLC/MasterCraft	24.1	25.1	23.3	23.9	21.8	20.0	20.5	21.7
Correct Craft, Inc./Nautique[1]	24.0	24.7	23.1	19.9	19.6	20.6	23.0	21.6
Skier's Choice, Inc./Supra and Moomba	16.7	15.6	16.7	15.6	14.7	12.6	12.0	12.8
All others	11.9	11.1	12.5	11.6	13.1	13.8	12.5	11.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
In June 2015, Correct Craft acquired majority interest in both Centurion Boats and Supreme Boats. Accordingly, market share for Ski Supreme, Centurion, and Nautique are reflected combined here for all periods for better comparison.

In addition, our 53% market share of performance sport boat exports to international markets for the 12 months ended March 31, 2016 was the highest among U.S. manufacturers and was more than our top two competitors combined.
Performance Sport Boat Category Taking Share. As the recovery in the general economy and overall powerboat industry has continued, the performance sport boat category in which we participate has experienced one of the highest growth rates. New unit sales of performance sport boats in the United States increased by 16% from 2013 to 2014, while new unit sales of all other powerboats in the United States increased 6% over the same period. This trend continued in 2015, as new unit sales of performance sport boats and all other powerboats in the United States increased by 10% and 7%, respectively, for the year ended December 31, 2015. We believe this is largely attributable to increased innovation in the features, designs and layouts of performance sport boats, which has improved the performance, functionality and versatility of these boats versus other recreational powerboats, particularly the larger category of sterndrive boats. We believe that we have been at the forefront of product innovation and will continue to appeal to a broader consumer base that values our boats not only for water sports, but also for general recreational boating and leisure activities. We believe that our market-leading position within our expanding category will create continued growth opportunities for us.
Poised to Take Advantage of the Performance Sport Boat Market Recovery. With our leading and growing market share in our category, we believe that we are well-positioned to take advantage of the ongoing recovery in the powerboat market. While the performance sport boat category grew 10% in calendar year 2015, new unit sales still remain significantly below historical peaks. As illustrated in the chart below, the 7,800 new units sold in calendar year 2015 were 33% below the average annual new unit sales volume of 11,714 observed between 2001 and 2007 and 40% below the 13,100 new units sold in 2006. While there is no guarantee that the market will continue to grow or return to historical sales levels, we believe the continuing recovery in the performance sport boat market presents significant opportunity for growth.

Even if the performance sport boat market does not reach previous peak levels, we believe that our #1 market share position in a category that is growing faster than the overall powerboat industry, our investments in our business during and subsequent to the economic downturn, including the acquisition of our Australian licensee, vertical integration efforts related to manufacturing our own towers, trailers, and other products, and our innovative product offering should drive superior performance.
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

•
launch of the Axis brand of boats in 2009, designed from the ground up to be an entry-level product, which has already captured a 11.0% share of the U.S. market in our category as of December 31, 2015;

•
introduction of the patented Power Wedge in 2006, which gives boaters the ability to customize the size and shape of the boat’s wake with the push of a button. This was followed in 2014 with the Power Wedge II, which provides an even larger displacement and more control of wakes and waves than the original Power Wedge. It was integrated into our Integrated Surf Package to further provide a competitive advantage for wake surfing;

•	introduction of the first Malibu designed and manufactured tower in 2009;

•	integration of the manufacturing of our own trailers beginning with model year 2016, including full trailer design and construction which provides greater customization and quality control;

•
a strong new product lineup for model year 2016 that included the launch of the Malibu M235, Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20. In addition, on our model year 2016 products, we offered an improved Surf Gate system with hydraulic actuators, our patented rider controlled Surf Band technology, new windshields, new vinyl and backup cameras; and

•
successful new model introductions each year. For model year 2017, we will launch four new models: the Malibu Wakesetter 24 MXZ, the Malibu Wakesetter 22 MXZ, and the Malibu Wakesetter 21 VLX were all launched in the summer of 2016 and an additional Malibu model will be launched this fall.

Intellectual Property. A key element of our growth and increased market share has been our intellectual property which we believe is the best in our industry. Among our most innovative and sought after features on our boats has been Surf Gate. Together with Power Wedge and Surf Band, these patented technologies continue to drive demand for our products and increased margins. We vigorously defend our patents and other intellectual property to ensure we maintain our competitive edge. Because of the appeal of these technologies, we have entered into agreements to license them to other manufacturers within the powerboat category. We believe licensing our products provides us with significant strategic advantage over our competitors by allowing us to expand into other markets and broadening the appeal of these technologies into segments that would not otherwise have them thereby eventually creating a path to Malibu.
Strong Dealer Network. We have worked diligently with our dealers to develop the strongest distribution network in the performance sport boat category. We believe that our distribution network of 147 North American dealer locations and 58 international dealer locations as of July 1, 2016 allows us to distribute our products more broadly and effectively than our competitors. For calendar year 2015, our dealers held or tied for the #1 market share position for the performance sport boat category in 71 of 118 U.S. markets. We have nominal dealer concentration, with no single dealer accounting for more than 5.3% of our unit volume for fiscal year 2016 and 4.7% for fiscal years 2015 and 2014, and our top ten dealers represented 31.9%, 33.7% and 34.1% of our unit volume for fiscal years 2016, 2015 and 2014, respectively. We continually review our geographic coverage to identify opportunities for expansion and improvement, and will, where necessary, add dealer locations to address previously underserved markets or replace under performing dealers.
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
Compelling Margins and Cash Flow. Our net income margin and adjusted EBITDA margin was 8.0% and 19.1%, respectively, for fiscal year 2016. For the definition of adjusted EBITDA margin and a reconciliation to net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - GAAP Reconciliation of Non-GAAP Financial Measures.” We also produced $35.6 million net cash from operating activities for fiscal year 2016. We have an array of initiatives focused on reducing our cost base and improving the efficiency of our manufacturing process that have enabled us to maintain attractive margins and strong cash flows. We have re-engineered the manufacturing process in our Tennessee facility reducing labor hours per boat produced. We have also improved production throughput and product quality through close collaboration between our product development and manufacturing teams. Further, vertical integration of trailers, towers and tower accessories production gives us the ability to increase incremental margin per boat sold. In addition, our low capital expenditure requirements and a highly efficient working capital cycle have allowed us to generate significant excess cash flow from operations, excluding one-time litigation and settlement costs in fiscal years 2016, 2015 and 2014. We believe our strong cash flow increases our financial stability and provides us with more flexibility to invest in growth initiatives.
Highly Experienced Management Team. Our experienced management team has demonstrated its ability to navigate through various economic cycles, to identify, create and integrate new product innovations, improve financial performance, optimize operations, enhance our distribution model and recruit top industry talent. Our Chief Executive Officer, Jack Springer, joined Malibu Boats in 2009 and has assembled an executive team with strong, complementary talents and experience. This team has led a workforce that we believe has produced superior results, including market share gains, sales growth and profitability improvement.
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
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the performance sport boat category, while also updating and refreshing our existing boat models regularly. For example, we introduced Axis-branded boats starting in 2009 to address the entry-level segment of our category, we launched the Malibu Wakesetter MXZ product line in 2012 to enter the premium “picklefork” bow design segment of our market, and in 2016 we released the Malibu M235 designed to deliver luxury and performance in the ultra-premium market. Second, we seek to develop and integrate innovative new features into our boats, such as Surf Gate, Malibu Touch Command and Power Wedge. Over the past two years, we have continued these strategies by introducing eight new models, including three in the Axis line, and we have enhanced our optional feature offerings with the new Power Wedge II and the industry's first 12-inch touchscreen dash system. For the 2016 model year, which began July 1, 2015, we released the Wakesetter 25 LSV, the Wakesetter 20 VTX and the Axis A20 and in November 2015 we launched the Malibu M235. In addition, on our model year 2016 products, we offered an improved Surf Gate system with hydraulic actuators, our patented rider controlled Surf Band technology, new windshields, new vinyl and backup cameras. Furthermore, at the end of fiscal year 2015 we began production of trailers for the model year 2016 product, continuing our vertical integration strategy focused on delivering better quality and value to our consumers while enhancing margins. For the 2017 model year, we released the Wakesetter 22 MXZ, the Wakesetter 24 MXZ and the Wakesetter 21VLX. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading-edge boat manufacturer and provides us with a competitive advantage.
Capture Additional Share from Adjacent Boating Categories. Our culture of innovation has enabled us to expand the market for our products by attracting consumers from other categories, most notably from the sterndrive category. As illustrated by the chart below, the new unit sales volume of performance sport boats steadily increased from 2001 through 2015 as a percentage of the total new unit sales volume of performance sport boats and sterndrive boats. While there is no guarantee that this trend will continue in the future, we believe our market-leading position and broad offering of boat models and features will continue to attract consumers to our performance sport boats.

We intend to continue to enhance the performance, comfort and versatility of our products in order to further target crossover consumers seeking high-performance powerboats for general recreational activity. For example, we believe that one of our newest boat models, the Wakesetter 25 LSV, appeals to a broader range of recreational boaters by offering the performance benefits of our products, including superior drivability and water sports versatility, while also providing greater seating capacity, a roomy, plush interior and extensive storage space to allow an increased number of family and friends to spend time together on the water. In addition, in fiscal year 2016, we released a new line of boats in the ultra-premium segment anchored by the M235, which is designed to deliver luxury and performance in the ultra-premium market.
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
Accelerate International Expansion. Based on our U.S. leadership position, brand recognition, diverse, innovative product offering and distribution strengths, we believe that we are well-positioned to increase our international sales. Our 53% market share of performance sport boat exports to international markets for the last twelve months ended March 31, 2016 was the highest among U.S. manufacturers and is supported by an extensive international distribution network of 58 international dealer locations. Including our Australia operations which we acquired in October 2014, unit volumes outside of North America accounted for approximately 8.0% of our total unit volume for fiscal years 2016 and 2015. We believe we will increase our international sales both by promoting our products in developed markets where we have a well-established dealer base, such as Western Europe, and by penetrating new and emerging markets where we expect rising consumer incomes to increase demand for recreational products, such as Asia and South America, although there is no guarantee that our efforts will be successful or that international sales will increase.
Over the last few years we have taken a number of steps to enhance our international presence and our ability to drive sales in developed and emerging markets. In fiscal year 2013, we restructured our agreements with those parties to provide for direct sales coverage of key markets, including Central America, South America, Asia (excluding the Middle East) and most of Africa. In fiscal year 2015, we acquired our exclusive licensee in Australia. In fiscal year 2016, to better manage and optimize international sales in Europe, we have added dedicated company resources and increased our sales and marketing activity there, including international dealer meetings, dealer service schools, regional marketing campaigns and promotional visits by water sport athletes. We expect the growing demand for our product to continue, but the continued strength of the U.S. dollar has had an impact on international markets.
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

Brand	Series	Number of Models	Lengths	Hull Types	Bow Types	Maximum Power	Maximum Capacity (persons)	Retail Price Range (In thousands)
Malibu	M	1	23.5’	Wake Plus	Picklefork	575 Lb-ft	11-17	$160-$175
Malibu	Wakesetter	7	20’-25’	Wake, Cut Diamond, Diamond	Traditional, Picklefork	575 Lb-ft	11-19	$65-$150
Malibu	Response	3	20’-21’	Cut Diamond	Traditional	450 Lb-ft	5-7	$40-$75
Axis	Axis	5	20’-24’	Wake	Traditional, Picklefork	555 Lb-ft	11-17	$45-$95

•
Malibu M Series. The Malibu M235, created in 2015, is a new line of ultra-premium towboats, built from the ground up by a team of our designers, engineers, and athletes, and designed to provide consumers with a seamless blend of beauty, luxury, and power. The M235, at almost 24 feet, is deeper than any other boat in our category and loaded with every technologically innovative feature we offer including our Integrated Surf Platform, premium luxury interiors, and most advanced helm in the industry. Further, the M235 is driven by our most powerful engine delivering what we believe is the best performance of any performance sport boat on the market today.

•
Malibu Wakesetter. Introduced in 1998, the Wakesetter series is our premium boat series and the top selling series within the performance sport boat category. The Wakesetter series is designed for consumers seeking the highest-performance water sport and boating experience. Wakesetter offers consumers a highly-customizable boat with our most innovative technologies, premium features, newest graphics, color options and interior finishes. Demonstrating Wakesetter’s industry-leading performance and market position, the Wakesetter 23 LSV model was the best-selling boat in the performance sport boat category for fiscal years 2009 through 2015.

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

•
Axis. After the continued success with our Wakesetter series, we identified a market opportunity in entry-level performance sport boats and, in 2009, launched our Axis brand. We designed Axis for consumers who desire a lower price point, but who still demand high performance, functional simplicity and the option to upgrade their boats to have key features such as Surf Gate. The Axis series currently has five available models and we plan to refine these models continually as well as add new ones as we build out the brand. We believe the Axis series successfully provides consumers with a high quality water sport and boating experience at an attractive price, as evidenced by its #4 market position in the performance sport boat category after only seven years on the market.

Innovative Features
In addition to the standard features included on all of our boats, we offer consumers the ability to upgrade our base models by adding certain of our full line of innovative features designed to enhance performance, functionality and the overall boating experience. Our innovative features drive our high average selling prices. Some of these include:

•
Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu Wakesetter models and Axis brand boats. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. Recent enhancements to Surf Gate have improved upon the system’s actuators, allowing for easier and faster transfer, as well as the installation of an indicator horn and optional light signaling, which alert riders to wave transfers. For the 2016 model year, we introduced our patented Surf Band technology that allows the rider to control the surf wave, shape, size and side. In 2013, the Watersports Industry Association named Surf Gate as Innovation of the Year.

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

•
Surf Band. Malibu’s exclusive, patented Surf Band allows a rider to strap a buoyant, hi-viz wristband and tap a simple, intuitive remote interface to take command of all aspects of the rider's surfing experience. At the same time, the interface enables the driver to monitor the rider through alerts on the electronic command center, eliminating the need for hand-signals to the spotters or driver. If the rider is wakeboarding, the Surf Band lets the rider adjust the Power Wedge II and control speed.

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
North America
In North America, we had a total of 147 dealer locations as of July 1, 2016. Of these locations, 19% sell our products exclusively, 63% are multi-line locations that only carry non-competitive brands and products and 18% sell our brands as well as other performance sport boat brands. Approximately 37% of our dealer locations have been with us for over ten years. For calendar year 2015, our dealers held or tied for the #1 market share position for the performance sport boat category in 71 of 118 U.S. markets.
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
We do not have a significant concentration of sales among our dealers. For fiscal year 2016, our top ten dealers accounted for 31.9% of our units sold and none of our dealers accounted for more than 5.3% of our total sales volume.
We believe that our strong market position in each region of the United States will help us capitalize on growth opportunities as our industry continues to recover from the economic downturn. In particular, we expect to generate continued growth in the southwestern United States (which includes California), a region that experienced the most pronounced decline in sales of new performance sport boats and where we have our highest regional market share. The following graph provides a comparison of the number of units sold by U.S. geographic region during fiscal year 2006, when the market was generally at its pre-recession peak, and calendar year 2015, as well as our U.S. market share in the performance sport boat category for calendar year 2015:

Market Size and Our Market Share by Region

2015 Market Share	35%	32%	30%	29%	32%	41%
International
As of July 1, 2016, our extensive international distribution network consisted of 58 international dealer locations in 33 countries, including Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand. We service our independent dealers in the Australian and New Zealand markets through our Australian operations acquired in October 2014. Including our Australia operations, international unit volumes accounted for approximately 8.0% of our total unit volume for fiscal years 2016 and 2015.
For our international sales, other than Australia, we have historically relied, in part, on our relationship with an independent representative who serviced international dealer arrangements in Europe, the Middle East and South Africa on our behalf and was responsible for managing dealer relationships, dealer sourcing and account management, which included order management and customer service support in those countries. Under the terms of the agreement with the independent representative, the independent representative purchased boats directly from us at a predetermined percentage discount. These sales were made under the same terms and conditions offered to all dealers, which include, among other things, no right of return except in limited circumstances under our warranty policy. Like sales to our dealers, there were no continuing performance obligations in connection with our sales to the independent representative. Revenue from these sales has been recognized in accordance with our customary shipping terms, free on board shipping point. A fixed percentage discount was earned by the independent representative at the time a boat was shipped as a reduction in the price of the boat and recorded in our consolidated statement of operations and comprehensive income (loss) as a reduction in sales.
To further our international expansion strategy, we ended our relationship with the independent representative during the fourth quarter of fiscal 2016 after several years of transitioning parts of the international market to a direct relationship with Malibu and its international dealers. Effective July, 1, 2016, we assumed direct management of Europe, the Middle East and South Africa from the former international representative. We believe this model will provide additional expansion opportunities which will lead to increased unit sales and more revenue over time.
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
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2016, approximately 87% of our domestic shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any loss on the resale of a repurchased unit, which is often less than 10% of the repurchase amount. For fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers. Other than these repurchase commitments, the Company has not repurchased any boats under our repurchase agreements since July 1, 2010.
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
Our marketing strategy focuses on strengthening and promoting the Malibu and Axis brands in the performance sport boat marketplace. One element of our marketing strategy involves specialized promotions at competitive water sports events, and individual and team sponsorships. Our leading position in the performance sport boat category is supported by our sponsorship of some of the most prestigious water sports competitions, including the Malibu Evolution Pro Series, Malibu Open and World Wakeboard Association Riders Experience, which we believe positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. These events feature the most popular figures in water sports, drawing large audiences of enthusiasts to a variety of sites around the country. Further, these events are focused on fan and retail consumer engagement and offer interactive, experiential opportunities for consumers to experience watersports behind our product. To aid in driving brand awareness we also sponsor a team of elite male and female athletes from the professional water sports tours. Team Malibu includes legendary wakeboarders such Ralph Derome and Amber Wing, along with World Wakeskate Champion and two-time Masters Champion Brian Grubbs.  Additionally leading members of the team are World Champion waterskiers Thomas Degasperi and World Record Holder Regina Jaquess. The Axis Wake Research Pro Team includes watersports legends like Brostock Champion, Video of the Year winner, Randall Harris and King of the Cable, Best Wake Park Rider, and Wake Park World Series Champion Tom Fooshee. We believe that the performance of our products has been demonstrated by, and our brands benefit from, the success of professional athletes who use our products.
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
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering group and evidenced by our track record of new product introduction. Our product development and engineering group spans both our Tennessee headquarters and our California facility and comprises 18 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all facets of our new product strategy, including designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats. In addition, our Chief Executive Officer and Chief Operating Officer are actively involved in the product development process and integration into manufacturing.
We take a disciplined approach to the management of our product development strategy. We use a formalized phase gate process, overseen by a dedicated project manager, to develop, evaluate and implement new product ideas for both boat models and innovative features. Application of the phase gate process requires management to establish an overall timeline that is sub-divided into milestones, or “gates,” for product development. Setting milestones at certain intervals in the product development process ensures that each phase of development occurs in an organized manner and enables management to become aware of and address any issues in timely fashion, which facilitates on-time, on-target release of new products with expected return on investment. Extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to minimize the risk associated with the release of new products. Our phase gate process also facilitates our introduction of new boat models and features throughout the year, which we believe provides us with a competitive advantage in the marketplace. Finally, in addition to our process for managing new product introductions in a given fiscal year, we also engage in longer-term product life cycle and product portfolio planning.

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
We focus on worker safety in our operations. From July 1, 2012 to June 30, 2016, we recorded 2,601,211 consecutive man-hours with only one lost-time accident in our Tennessee facility, an accomplishment that has reduced workers’ compensation claims and warranty costs, as our most experienced employees continue to remain on the job.
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
The most significant component used in manufacturing our boats, based on cost, are engines. We maintain a strong and long-standing relationship with our primary supplier of engines from whom we purchased approximately 60% of our engines for fiscal year 2016, and we have also developed a relationship with a second supplier from whom we sourced approximately 40% of our engines for fiscal year 2016. As is typical in our industry, our engine suppliers are marinizers of engines that they procure from larger engine block manufacturers, such as General Motors Corporation.
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
Effective for model year 2016, we began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. During the warranty period, we reimburse dealers and Malibu Boats authorized service facilities for all or a portion of the cost of repair or replacement performed on the products (mainly composed of parts or accessories provided by us and labor costs incurred by dealers or Malibu Boats authorized service facilities). Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components.
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 18 U.S. patents, one Australian patent, one Canadian patent, seven pending U.S. patent applications and three pending Australian patent applications.
We own 32 registered trademarks in various countries around the world. Such trademarks may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. We currently do not own any registered copyrights.
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
Environmental, Safety and Regulatory Matters
Our operations and products are subject to extensive environmental, health and safety regulation under various federal, commonwealth, state, and local statutes, ordinances, rules and regulations in the United States and Australia where we manufacture our boats, and in other foreign jurisdictions where we sell our products. We believe we are in material compliance with those requirements. However, we cannot be certain that costs and expenses required for us to comply with such requirements in the future, including for any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flow. The regulatory programs to which we are subject include the following:
Hazardous Materials and Waste
Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive or reactive and are classified as hazardous materials by the national, state and local governments in those jurisdictions where we manufacture our products. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in the United States by the United States Environmental Protection Agency (“USEPA”), and state and local environmental agencies. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in Australia by the Australian Department of Environment and Energy, the New South Wales EPA and other state and local authorities. Failure by us to properly handle, store, release, treat, recycle or dispose of our hazardous materials and wastes could result in liability for us, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations or facilities. We are not aware of any contamination at our current or former facilities for which we could be liable under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Future spills or accidents or the discovery of currently unknown conditions or non-compliance could, however, could give rise to investigation and remediation obligations or related liabilities.
Air Quality

In the United States, the federal Clean Air Act (“CAA”) and corresponding state and local laws and rules regulate emissions of air pollutants. Because our manufacturing operations involve molding and coating of fiberglass materials, which involves the emission of certain volatile organic compounds, hazardous air pollutants, and particulate matter, we are required to maintain and comply with a CAA operating permit (Title V permit) for our Tennessee and local air permits for our California facilities. Our air permits require us to monitor our emissions and periodically certify that our emissions are within specified limits. To date, we have not had material difficulty complying with those limits.
The USEPA and the California Air Resources Board (“CARB”) have adopted regulations stipulating that many marine propulsion engines and watercraft meet certain air emission standards. Some of those standards requires fitting a catalytic converter to the engine. These regulations also require, among other things, that engine manufacturers provide a warranty that their engines meet USEPA and CARB emission standards. The engines used in our products are subject to these regulations. CARB also recently adopted an evaporative emissions regulation that applies to all MY 2018 spark-ignition marine watercraft with permanently installed fuel tanks sold in California. The new regulation requires subject boat manufacturers to use specific CARB-certified components for the fuel systems in their boats, or to certify the boat meets a related performance standard. The USEPA and CARB emissions regulations have increased the cost to manufacture our products.
OSHA
In the United States, the Occupational Safety and Health Administration (“OSHA”) standards limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Our facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. We believe that our facilities comply in all material aspects with these regulations. Although capital expenditures related to compliance with environmental laws are expected to increase, we do not currently anticipate any material expenditure will be required to continue to comply with existing OSHA environmental or safety regulations in connection with our existing manufacturing facilities.
At our New South Wales, Australia (“NSW”) facility, employee health and safety is regulated by SafeWork NSW, which also has requirements that limit the amount of certain emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. In addition, SafeWork NSW provides licensing and registration for potentially dangerous work, investigates workplace incidents, and enforces work health and safety laws in NSW. Our NSW facilities are regularly inspected by SafeWork NSW. We believe that our facilities comply in all material aspects with these requirements.
Boat Design and Manufacturing Standards
Powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. We believe that all of our boats meet these standards. In addition, safety of recreational boats in the United States is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. We have instituted recalls for defective component parts produced by certain of our third-party suppliers. None of the recalls has had a material adverse effect on our Company.
Employees
As of June 30, 2016, we employed 540 people, 426 of whom work at our facilities in Tennessee, 44 of whom work at our California site, 65 of whom work at our Australia facility and five who work remotely. As of June 30, 2016, approximately 18.3% of our employees were salaried and 81.7% were hourly workers. As of June 30, 2015, we had 509 employees. We believe we maintain excellent relations with our employees, treating them as business partners and focusing on building careers. As of June 30, 2016, more than 14.8% of our employees had been with us for ten or more years.
None of our employees are represented by a labor union and, since our founding in 1982, we have never experienced a labor-related work stoppage. Since 2012, we have engaged an outside consultant to assist with employee training, in order to provide our employees a path for upward mobility and develop leadership skills applicable to their day-to-day responsibilities.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of the IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of the Recapitalization (as defined below) and IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 92.6% of the economic interest in the LLC as of June 30, 2016. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our Recapitalization (as defined therein), IPO, and subsequent equity transactions.
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
The diagram below depicts our current organizational structure, as of June 30, 2016:

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
Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal years 2016, 2015 and 2014, our top ten dealers accounted for 31.9%, 33.7% and 34.1%, respectively, of our total units sold. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among performance sport boat manufacturers continues to increase based on the quality, price, value and availability of the manufacturer’s products, the manufacturer’s attention to customer service and the marketing support that the manufacturer provides to the dealers. We face intense competition from other performance sport boat manufacturers in attracting and retaining dealers, and we cannot assure you that we will be able to attract or retain relationships with qualified and successful dealers. We cannot assure you that we will be able to maintain or improve our relationship with our dealers or our market share position. In addition, independent dealers in the powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing strategy is designed to improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. To implement this strategy, we must be successful in our continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. In addition, we recently began manufacturing our own trailers for model year 2016. Because the integration of our trailer manufacturing is relatively new to us, we must continue to seek ways to improve our trailer production. Any inability to achieve these objectives could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
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
We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. Historically, we have not entered into long-term agreements with our suppliers, but have developed 90-day forecast models with our major suppliers to minimize disruptions in our supply chain. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. In particular, the availability and cost of engines used in the manufacture of our boats are critical. For fiscal years 2016, 2015 and 2014 we purchased approximately 60%, 62% and 90%, respectively, of the engines for our boats from a single supplier. If we are required to replace this supplier or the supplier of any other key components or raw materials, it could cause a decrease in products available for sale or an increase in the cost of goods sold, either of which could adversely affect our business, financial condition and results of operations.
Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.
We have informal supply arrangements with many of our suppliers. In the event of a termination of the supply arrangement, there can be no assurance that alternate supply arrangements will be made on satisfactory terms.
If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.
Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.
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
Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims we face could be costly to us and require substantial management attention.
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
We may in the future explore acquisitions and strategic alliances, similar to our acquisition of our Australian licensee in fiscal year 2015, that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations.
Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.
Our growth strategy could include acquiring businesses, like our acquisition of our Australian licensee in fiscal year 2015, and the integration of new product lines or related products to our boats, such as the integration of the manufacturing of our own trailers beginning with model year 2016. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity.

Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.
Further, we could choose to finance acquisitions or other strategic initiatives, in whole or in part through the issuance of our Class A Common Stock or securities convertible into or exercisable for our Class A Common Stock. If we do so, existing stockholders will experience dilution in the voting power of their Class A Common Stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our Class A Common Stock for acquisitions and other strategic initiatives will depend on the market value of our Class A Common Stock and the willingness of potential third parties to accept our Class A Common Stock as full or partial consideration. Our inability to use our Class A Common Stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our strategic initiatives could materially limit our growth.
Our reliance upon patents, trademark laws and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products and may lead to costly litigation. We are currently, and may be in the future, party to lawsuits and other intellectual property rights claims that are expensive and time-consuming.
We hold patents and trademarks relating to various aspects of our products and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Accordingly, we may need to engage in future litigation to enforce intellectual property rights to protect trade secrets or to determine the validity and scope of proprietary rights of others. For example, we are currently a plaintiff in two Tennessee lawsuits alleging infringement by a competitor of our patent rights in certain wake surfing technology. For more information, see Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report.
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
We currently sell our products throughout the world. Our total sales outside North America were less than 10% of our total revenue for fiscal years 2016, 2015 and 2014. International markets have been, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions, could adversely affect such growth. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market and our distributors or licensee sell our products are to some degree subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

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

A portion of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues. We also maintain a portion of our manufacturing operations in Australia which partially mitigates the impact of a strengthening U.S. dollar in that country. A portion of our SG&A costs are transacted in Australian dollars as a result. We also sell U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for our products in these markets may also be adversely affected by a strengthening U.S. dollar. For example, we have experienced decreased demand in Canada due to the weakening Canadian dollar and demand is weak in other areas of the world, notably South America, South Africa and Europe. We do not currently use hedging or other derivative instruments to mitigate our foreign currency risks.
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
Our operations are subject to extensive regulation, including product safety, environmental and health and safety requirements, under various federal, state, local and foreign statutes, ordinances and regulations. While we believe that we are in material compliance with all applicable federal, state, local and foreign regulatory requirements, we cannot assure you that we will be able to continue to comply with applicable regulatory requirements. The failure to comply with applicable regulatory requirements could cause us to incur significant fines or penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines and fuel systems. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand, or could materially increase the cost of operations. In addition, legal requirements are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could also increase our costs or create liabilities where none exists today.
As with boat construction in general, our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under certain environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current or former facilities, regardless of whether such facilities are owned or leased or whether we caused the condition of contamination. Also, the components in our boats may become subject to more stringent environmental regulations. For example, boat engines and other emission producing components may be subject to more stringent emissions standards, which could increase the cost of our engines, components and our products, which, in turn, may reduce consumer demand for our products.
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
Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We manage our exposure to interest rate movements on our term loan through the use of an interest rate swap agreement on half of our term loan obligation outstanding at June 30, 2016, or $36.0 million. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument may cause volatility in our interest expense based on fluctuations in interest rates. The interest rate on the remaining $36.0 million of our outstanding term loan is unhedged. In the future, we may enter into similar interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility on the remaining unhedged portion of our term loan; however, there is no guarantee we may take such action and we may not fully mitigate our interest rate risk. A hypothetical 1% increase in LIBOR over the 1.52% floor could increase our annual interest expense and related cash flows by approximately $0.3 million based on the unhedged portion of the amounts outstanding under our credit facility as of June 30, 2016.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A Common Stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. We have taken, and for as long as we continue to be an emerging growth company, we may choose to take, advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

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
Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could have a material adverse effect on our business and stock price.
Section 404(a) of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of our internal control over financial reporting. Management is similarly required to review disclosure controls, which are controls established to ensure that information required to be disclosed in SEC reports is recorded, processed, summarized and reported in a timely manner. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis.
If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. In addition, if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our stock could decline.

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
We expect that the payments that we may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $93.8 million over the next 19 years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if distributions to us by the LLC are not sufficient to permit us to make payments under the tax receivable agreement after we have paid taxes. For example, we may have an obligation to make tax receivable agreement payments for a certain amount while receiving distributions from the LLC in a lesser amount, which would negatively affect our liquidity. The payments under the tax receivable agreement are not conditioned upon the pre-IPO owners' (or any permitted assignees’) continued ownership of us.
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
Our stock price ranged from $11.38 per share to $21.47 per share during fiscal year 2016. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the many risk factors listed in this section, and others beyond our control, including:

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Tennessee
Our boats are manufactured and tested on the lake at the site of our 197,300 square-foot primary manufacturing facility located in Loudon, Tennessee. Our primary facility is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. We also lease 23,460 square feet of warehouse and office space located in Loudon pursuant to a lease agreement that has a term through December 31, 2016, with an additional renewal term of two years.
On April 1, 2016, we completed an addition to our warehouse and loading facility on 16 acres of land we own in Loudon, Tennessee. The facility contains approximately 42,000 square feet of production, warehouse and office space and is used primarily for trailer manufacturing and handling and shipping of our finished boats. These facilities are used in our U.S. segment.
California
We lease a 172,500 square-foot facility in Merced, California pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. Our Merced site houses both our product development team that focuses on design innovations as well as our tower and tower accessory manufacturing operations. The components assembled at this site are delivered to our facilities in Tennessee and our Australian licensee. Our Merced site is used in both our U.S. and Australia segments.
Australia
We manufacture and test boats at two facilities in Albury, Australia with combined square-footage of 68,222. Each facility is leased pursuant to a lease agreement and each with a term through October 22, 2024, with two 5-year options to extend lease term. These facilities are used in our Australia segment.

Item 3. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our audited consolidated financial statements included elsewhere in this Annual Report.
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

	High	Low
Fiscal Year 2015
First Quarter	$21.88	$17.14
Second Quarter	$19.49	$16.16
Third Quarter	$23.58	$18.20
Fourth Quarter	$24.14	$19.55

Fiscal Year 2016
First Quarter	$21.47	$13.57
Second Quarter	$16.83	$12.90
Third Quarter	$16.71	$11.97
Fourth Quarter	$18.08	$11.38
On September 8, 2016, the last reported sale price on the NASDAQ Global Select Market of our Class A Common Stock was $15.18 per share. As of September 8, 2016, we had approximately five holders of record of our Class A Common Stock and 23 holders of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The credit agreement governing our credit facility generally prohibits the LLC and our other subsidiaries from paying dividends or making distributions to us. However, our credit agreement currently permits the LLC to make dividends and distributions to us of up to $6.0 million in any fiscal year for any reason and to make dividends and distributions of up to $15.0 million in connection with our stock repurchase program, in each case, subject to compliance with other financial covenants.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on January 31, 2014 (the first day of trading of our Class A Common Stock), through June 30, 2016 for (i) our Class A Common Stock and (ii) performance of the Russell 2000 Index and Recreational Vehicle Index for the same period. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of Malibu Boats, Inc. of its own stock during the fourth quarter of the fiscal year ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
				(Dollars in millions)
April	—	$—	—	$14.2
May	231,600	$13.67	231,600	$11.0
June	—	$—	—	$11.0
(1) Our board of directors authorized the stock repurchase program (the "Repurchase Program") for the repurchase of up to $15.0 million of Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017. The Repurchase Program was publicly announced on February 4, 2016. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the LLC Agreement, in connection with any repurchases by us under the Repurchase Program, the LLC must redeem an equal number of LLC Units held by us as shares of Class A Common Stock repurchased by us at a redemption price equal to the redemption price paid for the Class A Common Stock repurchased by us. As of June 30, 2016, we purchased a total of 287,346 shares of Class A Common Stock at an average stock price of $13.82 per share for an aggregate purchase price of approximately $4.0 million including related fees and expenses. In addition, 287,346 LLC Units held by us were redeemed and canceled by the LLC.
Equity Compensation Plan Information

Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2016 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Consolidated statement of operations and comprehensive income (loss) data:
Net sales	$252,965	$228,621	$190,935	$167,012	$140,892
Cost of sales	186,145	168,192	140,141	123,412	110,849
Gross profit	66,820	60,429	50,794	43,600	30,043
Operating expenses:
Selling and marketing	7,475	7,007	6,098	4,937	4,071
General and administrative	21,256	19,809	39,974	14,177	8,307
Amortization	2,185	2,463	5,177	5,178	5,178
Operating income (loss)	35,904	31,150	(455)	19,308	12,487
Other income (expense), net	(3,808)	696	(2,953)	(1,324)	(1,381)
Net income (loss) before income tax expense (benefit)	32,096	31,846	(3,408)	17,984	11,106
Income tax expense (benefit)	11,801	8,663	(2,220)	—	—
Net income (loss)	20,295	23,183	(1,188)	17,984	11,106
Net income attributable to non-controlling interest [1]	2,253	8,522	3,488	17,984	11,106
Net income (loss) attributable to Malibu Boats, Inc.	$18,042	$14,661	$(4,676)	$—	$—

Net income (loss) available to Class A Common Stock per share [2]:			For Period from February 5, 2014 to June 30, 2014
Basic	$1.01	$0.93	$(0.42)
Diluted	$1.00	$0.93	$(0.42)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	17,934,580	15,732,531	11,055,310
Diluted	17,985,427	15,741,018	11,055,310

Consolidated balance sheet data:
Total assets	$220,530	$200,314	$84,801	$65,927	$64,725
Total liabilities	202,297	199,029	56,731	45,913	39,280
Total stockholders’/members' equity	18,233	1,285	28,070	20,014	25,445

Additional financial and other data:
Unit volume	3,569	3,404	2,910	2,672	2,482
Gross margin	26.4%	26.4%	26.6%	26.1%	21.3%
Adjusted EBITDA [3]	$48,231	$43,648	$37,272	$31,758	$19,863
Adjusted EBITDA margin [3]	19.1%	19.1%	19.5%	19.0%	14.1%
Adjusted fully distributed net income per share [3]	$1.32	$1.11	$0.78	$0.68	$0.35

(1)
For the period after the IPO on February 5, 2014, the non-controlling interest represents the portion of earnings or (loss) attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 11.1%, 36.8% and 50.7% for the fiscal years ended June 30, 2016 and 2015 and for the period from February 5, 2014 (the date of our IPO) to June 30, 2014, respectively. The non-controlling interest was 7.4% as of June 30, 2016 and 2015 and 50.7% as of June 30, 2014, respectively. Since all of the earnings prior to and up to February 5, 2014 were entirely allocable to the LLC Unit holders, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

(2)
As noted above, all earnings (loss) prior and up to February 5, 2014, the date of completion of the IPO, were entirely allocable to the non-controlling interest. As a result, earnings (loss) per share information attributable to these historical periods is not comparable to earnings (loss) per share information attributable to the Company after the IPO and, as such, has been omitted.

(3)
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
We offer our boats for sale through an extensive network of independent dealers in North America and throughout the world. As of July 1, 2016, our distribution channel consisted of 110 independent dealers in North America operating 147 locations and we had 58 independent dealer locations across 38 countries outside of North America, including Australia. Our boats are the exclusive performance sport boats offered by the majority of our dealers. Additionally, we offered our boats through an exclusive licensee in Australia that is one of the largest performance sport boat manufacturers in that country until October 23, 2014, at which time we acquired it and it became our subsidiary. Following the acquisition, the results of our Australian operations are included in our consolidated financial results. See Note 4 of our consolidated financial statements for more information. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
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

•
introduced our patented Surf Gate technology in 2012, which allows users to surf on either side of the boat’s wake, generates a better quality surf wave and was the Watersports Industry Association’s Innovation of the Year in 2013; and

•	integrated the manufacturing of our own trailers beginning with model year 2016, including full trailer design and construction which provides greater customization and quality control.
In addition, we initiated a disciplined process of reviewing, assessing and expanding our dealer network. We have consistently grown and improved our dealer network worldwide since our new management team joined in fiscal year 2010. During this period, we initiated a more disciplined approach of monitoring dealer inventory levels relative to market demand in order to align annual production levels more closely with annual retail sales levels at our dealers. As a result of these collective initiatives, we have a rationalized cost base with a high growth product portfolio that achieved fiscal year 2016 net sales, net income (loss) and adjusted EBITDA of $253.0 million, $20.3 million and $48.2 million, respectively, compared to $228.6 million, $23.2 million and $43.6 million, respectively, for fiscal year 2015 and $190.9 million, $(1.2) million and $37.3 million, respectively, for fiscal year 2014. For the fiscal year ended June 30, 2016, net sales increased 10.6%, gross margin as a percentage of sales remained flat at 26.4%, net income decreased 12.5% and adjusted EBITDA increased 10.5% compared to the fiscal year ended June 30, 2015. Our results for fiscal years 2016 and 2015 include our Australian licensee since its acquisition on October 23, 2014. The decrease in net income was largely due to an increase in interest expense attributable to our term debt, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015. For the definition of adjusted EBITDA and a reconciliation to net income (loss), see “—GAAP Reconciliation of Non-GAAP Financial Measures.”
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

•
Trailers, parts and accessories sales—consists of sales of boat trailers and replacement and aftermarket boat parts and accessories to our dealer network. Part sales to our Australian operations recognized after the acquisition date of our Australian licensee are eliminated in consolidation; and

•
Royalty income—consists of licensing fees and royalties that were earned prior to the closing date of our Australia licensee acquisition. The licensee had the exclusive right to manufacture and distribute our products in Australia and New Zealand. Royalty income earned after the acquisition date is eliminated in consolidation. Also included are royalties attributable to license agreements with various boat manufacturers, including Nautique Boat Company, Inc. ("Nautique"), in connection with our settlement of litigation with Nautique in fiscal year 2015.

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
Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement, change in the fair value of our interest rate swap we entered into on July 1, 2015, amortization of deferred financing costs on our credit facilities, debt issuance costs written off in connection with the pay down of all the amounts owed under our prior credit facilities and term loans with the proceeds from our IPO and related settlement of our interest rate swap. Other income includes a portion of the amounts received from the settlement of our litigation with Nautique entered into on February 6, 2015.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC after the IPO on February 5, 2014. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The income tax provision (benefit) reflects a reported effective income tax rate of 36.8%, 27.2% and 65.2% attributable to Malibu Boats, Inc.'s share of income (loss) after the completion of the IPO for fiscal years 2016, 2015 and 2014, respectively. The reported effective tax rates differ from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, including the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") and the impact of an out-of-period tax adjustment associated with benefits recognized for the Tennessee jobs tax credit for fiscal year 2015. Our effective tax rates also reflect the impact of state taxes and our share of the LLC's permanent items such as stock compensation expense attributable to profits interests, the domestic production activities deduction, nondeductible offering costs for fiscal years 2015 and 2014 and acquisition related costs for fiscal year 2015.
Net Income Attributable to Non-controlling Interest
As of June 30, 2016 and 2015, we had a 92.6% controlling economic interest and 100% voting interest in the LLC. As of June 30, 2014, we had a 49.3% controlling economic interest and 100% voting interest in the LLC. We therefore consolidate the LLC's operating results for financial statement purposes. Net income or (loss) attributable to non-controlling interest represents the portion of net income or (loss) attributable to the LLC members.
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
Offerings
Since the IPO, we have engaged in significant transactions involving our equity.
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

On March 13, 2015, Malibu Boats, Inc. commenced an offer to purchase up to $70.0 million in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of LLC Units, for cash by means of a “modified Dutch auction” tender offer (the "Tender Offer"). Upon completion of the Tender Offer, on April 15, 2015, we purchased 3,333,333 shares of Class A Common Stock, including 2,602,923 shares of Class A Common Stock that were issued upon the exchange of LLC Units, at a purchase price of $21.00 per share for an aggregate purchase price of approximately $70.0 million, excluding related fees and expenses of approximately $1.5 million related to the Tender Offer.
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
Stock Repurchase Program
On February 1, 2016, our board of directors authorized a stock repurchase program to allow for the repurchase of up to $15.0 million of the Company’s Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017. During fiscal year 2016, we purchased 287,346 shares of Class A Common Stock at an average stock price of $13.82 per share for an aggregate purchase price of approximately $4.0 million including related fees and expenses. Upon repurchase, these shares were classified as treasury stock and then subsequently retired. In addition, 287,346 LLC Units held by us were redeemed and canceled by the LLC. As of June 30, 2016, we may repurchase up to an additional $11.0 million in shares of Class A Common Stock and LLC Units under the program.
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal years 2015 and 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 10% in 2015, 16% in 2014, 12% in 2013 and 12% in 2012, for the 50 reporting states. Domestic retail demand growth has continued for calendar year 2016, however, we believe the pace is not as strong as that of calendar years 2012 through 2015. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, we believe the recent substantial decrease in the price of oil has resulted in reduced demand for our boats in the southwest region due to a loss of jobs. Further, international demand has been diminished by the broad strength of the U.S. dollar where our product prices have increased along with the U.S. dollar, weakening commodity prices in commodity driven economies, and a general weakening in the international economy. The U.S. dollar appreciation and weakening commodity prices is significantly impacting the Canadian market, an important market for us. Demand is also weak in other areas of the world, notably South America, South Africa and Europe. To date, growth in our domestic market has offset significantly diminished demand from international market and in Australia we have continued to benefit in unit and revenue volume from the strengthened U.S. dollar, where demand for Malibu boats versus the imported competition remains in our favor. Because we continue to face international demand challenges and do not expect double digit growth in the U.S. market in the coming year, we limited wholesale shipments of our boats in the fourth quarter of fiscal year 2016, which we believe has resulted in lower dealer inventory levels. We believe these lower inventory levels will allow our wholesale shipments to more closely match retail demand in the near-term. Other challenges that could impact demand for performance sport boats include higher interest rates reducing retail consumer appetite for our product, consumer confidence, the availability of credit to our dealers and retail consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, redesigned models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment continued in 2015 and our share was up only slightly. However, given recent strong new product introduction and strong retail registration trends, we believe we will increase our domestic market share meaningfully during calendar year 2016. For model year 2016 which began on July 1, 2015, we unveiled the all-new Malibu Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20 and in November of 2015 we launched the revolutionary Malibu M235. The M235 was designed to deliver luxury and performance in an ultra-premium market. In addition, on our model year 2016 products, we have further enhanced our Integrated Surf Platform (or “ISP”). Our ISP includes our Surf Gate system and Power Wedge 2 with hydraulic actuators as well as our patented rider controlled Surf Band technology and other key features. Other enhanced features for 2016 include power seats, new windshields, new vinyl and color thread and backup cameras. Also, with model year 2016 we furthered our vertical integration efforts by beginning to manufacture our own trailers. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, which we discuss below.
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational boating industry was adversely affected by the economic downturn, and is now beginning to recover. In recent years, the performance sport boat category has grown faster than the overall powerboat market. In 2014, domestic sales of new performance sport boats increased by 16% compared to 2013, while new unit sales of all other powerboats grew 6% over the same period. More recently, new unit sales of performance sport boats increased 10% for 2015 compared to the same period in 2014, while new unit sales of all other powerboats increased 7% over the same period. While there is no guarantee that our market will continue to grow, we expect to benefit from the recovery in the boating industry and from improved consumer confidence levels.
New Product Development and Innovation
Our long-term revenue prospects are based in part on our ability to develop new products and technological enhancements that meet the demands of existing and new consumers. Developing and introducing new boat models and features that deliver improved performance and convenience are essential to leveraging the value of our Malibu and Axis brands. By introducing new boat models, we are able to appeal to a new and broader range of consumers and focus on underserved or adjacent segments of the broader powerboat category. We have introduced seventeen new boat models since the beginning of model year 2011. We believe we also are able to capture additional value from the sale of each boat through the introduction of new features, which we believe permits us to raise average selling prices and enhances our margins. We allocate most of our product development costs to new model and feature designs, usually with a specific consumer base and market in mind. We use industry data to analyze our markets and evaluate revenue potential from each major project we undertake. Our product development cycle, or the time from initial concept to volume production, can be up to two years. As a result, our development costs, which may be significant, may not be offset by corresponding new sales during the same periods. Once new designs and technologies become available to our consumers, we typically realize revenue from these products from one year up to 15 years. We may not, however, realize our revenue expectations from each innovation. We believe our close communication with our consumers, dealers and sponsored athletes regarding their future product desires enhances the efficiency of our product development expenditures.
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
Our dealers are exposed to seasonal variations in consumer demand for boats. As discussed above under “Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels,” we address anticipated demand for our products and manage our manufacturing in order to mitigate seasonal variations. We also use our dealer incentive programs to encourage dealers to order in the off-season by providing floor plan financing relief, which typically permits dealers to take delivery of current model year boats between July 1 and April 30 on an interest-free basis for a specified period. We also offer our dealers other incentives, including rebates, seasonal discounts, promotional co-op arrangements and other allowances. We facilitate floor plan financing programs for many of our dealers by entering into repurchase agreements with certain third-party lenders, which enable our dealers, under certain circumstances, to establish lines of credit with the third-party lenders to purchase inventory. Under these floor plan financing programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. During fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers resulting in combined losses of $0.03 million. Other than these repurchase commitments, we have not repurchased any units from lenders since July 1, 2010. We will continue to review and refine our dealer incentive offerings and monitor any exposures arising under these arrangements.
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

	Fiscal Year Ended June 30,
	2016		2015		2014
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	252,965	100.0%	228,621	100.0%	190,935	100.0%
Cost of sales	186,145	73.6%	168,192	73.6%	140,141	73.4%
Gross profit	66,820	26.4%	60,429	26.4%	50,794	26.6%
Operating expenses:
Selling and marketing	7,475	3.0%	7,007	3.1%	6,098	3.2%
General and administrative	21,256	8.4%	19,809	8.7%	39,974	20.9%
Amortization	2,185	0.9%	2,463	1.1%	5,177	2.7%
Operating income (loss)	35,904	14.2%	31,150	13.6%	(455)	(0.2)%
Other income (expense):
Other	76	—%	1,650	0.7%	9	—%
Interest expense	(3,884)	(1.5)%	(954)	(0.4)%	(2,962)	(1.6)%
Other income (expense), net	(3,808)	(1.5)%	696	0.3%	(2,953)	(1.5)%
Net income (loss) before provision (benefit) for income taxes	32,096	12.7%	31,846	13.9%	(3,408)	(1.8)%
Income tax provision (benefit)	11,801	4.7%	8,663	3.8%	(2,220)	(1.2)%
Net income (loss)	20,295	8.0%	23,183	10.1%	(1,188)	(0.6)%
Net income attributable to non-controlling interest	2,253	0.9%	8,522	3.7%	3,488	1.8%
Net income (loss) attributable to Malibu Boats, Inc.	18,042	7.1%	14,661	6.4%	(4,676)	(2.4)%

	Fiscal Year Ended June 30,
	2016		2015		2014
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
US	3,255	91.2%	3,179	93.4%	2,910	100.0%
Australia	314	8.8%	225	6.6%	—	—%
Total Units	3,569		3,404		2,910

Volume by Brand
Malibu	2,388	66.9%	2,325	68.3%	2,110	72.5%
Axis	1,181	33.1%	1,079	31.7%	800	27.5%
Total Units	3,569		3,404		2,910

Net sales per unit	$70,878		$67,162		$65,613
Comparison of the Fiscal Year Ended June 30, 2016 to the Fiscal Year Ended June 30, 2015
Net Sales
Net sales for fiscal year 2016 increased $24.3 million, or 10.6%, to $253.0 million, compared to fiscal year 2015. Included in net sales for fiscal years 2016 and 2015 were net sales of $20.8 million and $14.9 million, respectively, attributable to our Australian operations acquired in October 2014. Unit volume for fiscal year 2016 increased 165 units, or 4.8%, to 3,569 units compared to fiscal year 2015. Of the 165 units added, 89 units were added as a result of our Australian business and the remainder of the increase was primarily due to a demand-driven increase in our daily production rate over the prior year, bolstered by the strong demand for new, larger models such as the M235 and 25 LSV, offset by currency-driven challenges in international markets outside of Australia, including Canada. Net sales per unit for fiscal year 2016 increased approximately 5.5% to $70,878 compared to fiscal year 2015, primarily driven by year over year price increases and our increased mix of larger model sales, which carry a higher average selling price, and increased demand for optional features and trailers, partially offset by our Australian operations, which carry a lower average selling price per unit. Net sales per unit for our U.S. segment, which includes our international business other than Australia, increased approximately 6.8% to $73,637 for fiscal year 2016 as compared to fiscal year 2015. The increase was primarily driven by higher prices on new model year product, the increased mix of larger model sales, and increased demand for optional features and trailers, partially offset by increased discount activity on, among others, international sales to offset the impact of negative foreign currency fluctuations on sales prices attributable to a strengthened U.S. dollar and increased sales of our Axis brand which carry a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for fiscal year 2016 increased $18.0 million, or 10.7%, to $186.1 million compared to fiscal year 2015. The increase in cost of sales was due primarily to increased volumes driven by higher throughput at our U.S. operations and the addition of our Australian business in the second quarter of fiscal year 2015. Cost of sales per unit for our U.S. operations on a stand alone basis increased approximately 6.9% for fiscal year 2016 compared to fiscal year 2015 driven by the mix of larger model sales, which have higher material content and labor hours, and the extension of our warranty period of coverage from three to five years for model year 2016, offset by lower trailer cost per unit created from manufacturing efficiencies.
Gross Profit
Gross profit for fiscal year 2016 increased $6.4 million, or 10.6%, compared to fiscal year 2015. The increase in gross profit resulted primarily from higher volumes. Gross margin for fiscal year 2016 was unchanged at 26.4% compared to fiscal year 2015 as gains associated with our mix of larger model sales, demand-driven increase in optional features and trailers, higher prices on new model year products and production efficiencies around trailer manufacturing, were offset by increased discount activity particularly in international markets due to the impact of a strengthened U.S. dollar on sales prices, and the impact of inclusion of our Australian business where margins have been under pressure from the strength of the U.S. dollar.
Operating Expenses
Selling and marketing expense for fiscal year 2016 increased $0.5 million, or 6.7%, to $7.5 million compared to fiscal year 2015 primarily due to increased event sponsorship. General and administrative expense for fiscal year 2016 increased $1.4 million, or 7.3%, to $21.3 million compared to fiscal year 2015 largely due to a $3.3 million charge related to a judgment rendered against us in the Marine Power Holding, LLC ("Marine Power) litigation (see Note 16 to our consolidated financial statements included elsewhere in this Annual Report), higher payroll related expenses attributed to higher headcount, stock compensation costs, and operating expenses attributable to a full year of activity at our Australian operations, offset by decreases in offering and acquisition related costs. Amortization expense for fiscal year 2016 decreased $0.3 million, or 11.3%, to $2.2 million primarily due to the full amortization in the first quarter of fiscal year 2015 of our dealer relationship intangible acquired in 2006, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
Other Income (Expense), Net
Other expense, net for the fiscal year 2016 increased $4.5 million to $3.8 million compared to fiscal year 2015. The increase in other expense, net was primarily due to a decrease in other income related to the settlement of our patent infringement lawsuit with Nautique in February 2015 and an increase in interest expense associated with our $80.0 million term loan entered into in April 2015, which resulted in higher average outstanding debt for fiscal year 2016 than for fiscal year 2015. The balance of the increase in other expense, net is attributable to an increase in interest expense related to the change in the fair value of our interest rate swap we entered into on July 1, 2015.
Income Taxes
Our provision for income taxes for fiscal year 2016 increased $3.1 million, to $11.8 million compared to fiscal year 2015. The increase in our provision for income taxes reflects an increase in our effective tax rate which was 36.8% for fiscal year 2016 compared to 27.2% for fiscal year 2015. The reported effective tax rates differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Additionally, our effective tax rates also reflect the impact of our share of the LLC's permanent items such as stock-based compensation expense attributable to profits interests. We note that in fiscal year 2015, our effective tax rate was impacted by nondeductible offering costs, acquisition related costs, and the impact of an out-of-period tax adjustment associated with benefits recognized for the Tennessee jobs tax credit that are not expected to be recurring in nature.
Non-controlling interest

Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for fiscal year 2016 by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2016 and 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 11.1% and 36.8%, respectively.
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
Operating Expenses
Selling and marketing expense increased $0.9 million, or 14.9%, to $7.0 million for fiscal year 2015 compared to fiscal year 2014 primarily due to increased volumes, as well as incremental selling and marketing related expenses in Australia. General and administrative expense decreased $20.2 million, or 50.4%, to $19.8 million for fiscal year 2015 compared to fiscal year 2014. The decrease in general and administrative expenses is largely attributable to a fiscal year 2014 one-time charge of $20.0 million related to the settlement of litigation with Pacific Coast Marine Windshields Ltd., or PCMW. General and administrative expenses, excluding the impact of the settlement, decreased 0.8% or $0.2 million primarily driven by a $4.6 million decrease in expenses related to the LLC's former management agreement terminated in connection with our IPO on February 5, 2014, a $1.1 million decrease in stock compensation expense which included a $1.8 million charge in the fourth quarter of 2014 for the modification of awards granted in 2012, and a decrease of $1.4 million in offering related expenses attributed to our equity offerings in fiscal years 2014 and 2015. The decrease in general and administrative expenses was offset by an increase in litigation related professional fees of $2.1 million, $0.8 million in transaction expenses related to our Australia acquisition, $0.8 million of expenses related to our Australia operations, as well as increased expenses related to being a public company for a full year and modest traditional expense growth. Amortization expense for fiscal year 2015 decreased $2.7 million, or 52.4%, to $2.5 million primarily due to the full amortization in the first quarter of fiscal year 2015 of our dealer relationship intangible acquired in 2006, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
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
Income Taxes
Provision for income taxes was $8.7 million for the fiscal year ended June 30, 2015 and a benefit of $2.2 million for the fiscal year ended June 30, 2014, reflecting a reported effective tax rate of 27.2% and 65.2%, respectively. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income (loss), including the impact of an out-of-period tax adjustment of $0.8 million primarily associated with benefits recognized for the Tennessee jobs tax credit. In addition, the reported effective tax rate was impacted by our share of the LLC's permanent items such as stock compensation expense attributable to profits interests and nondeductible offering costs for fiscal years 2015 and 2014 and acquisition related costs for fiscal year 2015. There was no provision for income taxes prior to our IPO on February 5, 2014 because the LLC was a pass-through entity for federal purposes and, therefore, was not subject to federal income taxes.
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

We define adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including management fees and expenses, certain professional fees, litigation related expenses, acquisition and integration related expenses, non-cash compensation expense, and offering related expenses. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income (loss) as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income (loss) in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Net income (loss)	$20,295	$23,183	$(1,188)
Income tax provision (benefit)	11,801	8,663	(2,220)
Interest expense	3,884	954	2,962
Depreciation	3,339	2,427	1,600
Amortization	2,185	2,463	5,177
Management fees and expenses [1]	—	—	4,584
Professional fees and Nautique litigation settlement [2]	1,111	2,654	2,219
PCMW litigation settlement [3]	—	—	20,000
Marine Power litigation judgment [4]	3,268	—	—
Acquisition and integration related expenses [5]	401	1,676	—
Stock-based compensation expense [6]	1,947	1,467	2,577
Offering related expenses [7]	—	161	1,561
Adjusted EBITDA	$48,231	$43,648	$37,272
Adjusted EBITDA margin	19.1%	19.1%	19.5%

(1)
Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of the IPO. Upon termination of the agreement, we paid a one-time termination fee of $3.75 million.

(2)
Represents legal and advisory fees related to our refinancing activities and legal expenses associated with our litigation with PCMW and Nautique, offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015. For more information about legal proceedings, refer to Note 16 of our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents a one-time charge related to the settlement of litigation with PCMW on September 15, 2014. For more information, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.

(4)
Represents a one-time charge related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier, on August 18, 2016. For more information, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.

(5)
Represents legal and advisory fees as well as integration related costs incurred in connection with acquisition activities, including our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014.

(6)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. During the second quarter of fiscal year 2014, we recorded a $1.8 million stock compensation charge as a result of the modification of certain profits interest awards previously granted in 2012 under the first amended and restated limited liability company agreement of the LLC, as amended, in connection with our IPO. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report.

(7)
Includes legal and advisory costs incurred in connection with our equity offerings, equity tender offer and IPO completed in fiscal years 2015 and 2014, respectively. There were no such offerings for fiscal year 2016.

Adjusted Fully Distributed Net Income
We define Adjusted Fully Distributed Net Income as net income (loss) attributable to Malibu (i) excluding income tax expense (benefit), (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all units in the LLC ("LLC Units") into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income (loss) before income taxes (assuming no income attributable to non-controlling interests) at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income (loss) attributable to Malibu Boats, Inc., before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
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

The table that follows shows the reconciliation of net income (loss) attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except per share data):

	Fiscal Year Ended June 30,
	2016	2015	2014
Net income (loss) attributable to Malibu Boats, Inc.	$18,042	$14,661	$(4,676)
Income tax provision (benefit)	11,801	8,663	(2,220)
Management fees and expenses [1]	—	—	4,584
Professional fees and Nautique litigation settlement [2]	1,111	2,654	2,219
PCMW litigation settlement [3]	—	—	20,000
Marine Power litigation judgment [4]	3,268	—	—
Acquisition and integration related expenses [5]	401	1,676	—
Fair value adjustment for interest rate swap [6]	863	—	—
Stock-based compensation expense [7]	1,947	1,467	2,577
Offering related expenses [8]	—	161	1,561
Net income attributable to non-controlling interest [9]	2,253	8,522	3,488
Fully distributed net income before income taxes	39,686	37,804	27,533
Income tax expense on fully distributed income before income taxes [10]	14,089	13,420	9,912
Adjusted Fully Distributed Net Income	$25,597	$24,384	$17,621

Adjusted Fully Distributed Net Income per share of Class A Common Stock [11]:
Basic	$1.32	$1.11	$0.78
Diluted	$1.32	$1.11	$0.78

Shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [12]:
Basic	19,390,357	21,926,801	22,498,631
Diluted	19,390,357	21,926,801	22,498,631

(1)
Represents management fees and out-of-pocket expenses paid pursuant to our management agreement with Malibu Boats Investor, LLC, an affiliate, which was terminated upon the closing of the IPO. Upon termination of the agreement, we paid a one-time termination fee of $3.75 million.

(2)
Represents legal and advisory fees related to our refinancing activities and legal expenses associated with our litigation with PCMW and Nautique, offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015. For more information about legal proceedings, refer to Note 16 of our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents a one-time charge related to the settlement of litigation with PCMW on September 15, 2014. For more information, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.

(4)
Represents a one-time charge related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier, on August 18, 2016. For more information, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report.

(5)
Represents legal and advisory fees as well as integration related costs incurred in connection with acquisition activities, including our acquisition of Malibu Boats Pty. Ltd. completed on October 23, 2014.

(6)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(7)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. During the second quarter of fiscal year 2014, we recorded a $1.8 million stock compensation charge as a result of the modification of certain profits interest awards previously granted in 2012 under the first amended and restated limited liability company agreement of the LLC, as amended, in connection with our IPO. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report.

(8)
Includes legal and advisory costs incurred in connection with our equity offerings, equity tender offer and IPO completed in fiscal years 2015 and 2014, respectively. There were no such offerings for fiscal year 2016.

(9)
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

(10)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% for fiscal year 2016 and 2015, respectively, and 36.0% of income (loss) before income taxes for the fiscal year 2014, assuming the conversion of all LLC Units into shares of Class A Common Stock and the tax impact of excluding offering related expenses. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, and foreign income taxes attributable to our Australian based subsidiary.

(11)	Adjusted fully distributed net income divided by the shares of Class A Common Stock outstanding in (12) below.
(12)
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

Quarterly Results of Operations
The table below sets forth our unaudited quarterly consolidated statements of operations and comprehensive income (loss) data for each of the eight quarters through the period ended June 30, 2016. The unaudited quarterly consolidated statements of operations and comprehensive income (loss) data were prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the quarterly financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period, and the results for any interim period may not necessarily be indicative of the results of operations for a full year. The numbers in this table may not foot due to rounding differences.

	Three Months Ended (Unaudited)
	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Net sales	$66,680	$68,539	$60,506	$57,240	$60,716	$64,762	$55,484	$47,659
Gross profit	17,825	18,406	15,879	14,710	16,275	17,897	14,164	12,093
Operating income	7,825	11,825	8,979	7,275	11,324	9,523	6,998	3,305
Net income	4,090	6,507	5,718	3,980	7,575	7,643	5,576	2,389
Net income attributable to non-controlling interest	486	731	614	422	1,923	3,278	2,312	1,009
Net income attributable to Malibu Boats, Inc.	$3,604	$5,776	$5,104	$3,558	$5,652	$4,365	$3,264	$1,380

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our revolving credit facility. Our primary use of funds has been for capital investments, debt repayments, repurchase of common stock and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Total cash provided by (used in):
Operating activities	$35,602	$12,552	$23,765
Investment activities	(5,990)	(17,129)	(5,906)
Financing activities	(12,022)	742	(21,643)
Impact of currency exchange rates on cash balances	(56)	49	—
Increase (decrease) in cash	$17,534	$(3,786)	$(3,784)

Comparison of the Fiscal Year Ended June 30, 2016 to the Fiscal Year Ended June 30, 2015
Operating Activities
Net cash from operating activities was $35.6 million for fiscal year 2016, compared to $12.6 million for the same period in 2015, an increase of $23.0 million. The increase in cash provided from operating activities was primarily due to our one-time payment of $20.0 million in fiscal year 2015 to settle the PCMW litigation. Excluding the settlement payment, cash flows from operating activities increased $3.0 million in fiscal year 2016 compared to fiscal year 2015, mostly due to changes in working capital offset by payments of $2.8 million under our tax receivable agreement. The increase in working capital was primarily due to a decrease in net cash used of $7.5 million related to payments made for accounts payable and a decrease in cash used related to inventory purchases of $2.9 million, offset by a decrease of $3.0 million in cash collections on accounts receivable and increased payments of income taxes.
Investing Activities
Net cash used for investing activities was $6.0 million for fiscal year 2016 compared to $17.1 million for the same period in 2015, a decrease of $11.1 million. The decrease in cash used in investing activities was primarily related to the acquisition of our Australian licensee which occurred in fiscal year 2015, offset by an increase in capital outlays for property, plant, and equipment which include boat molds, expansion of our trailer manufacturing infrastructure, and a mezzanine addition in the main facility at our Loudon, Tennessee plant in fiscal year 2016.
Financing Activities
Net cash used in financing activities was $12.0 million for fiscal year 2016 compared to net cash provided from financing activities of $0.7 million for fiscal year 2015, a decrease in cash of $12.7 million. During fiscal year 2016, we made principal payments on our outstanding term loan of $6.5 million, paid distributions to LLC unit holders of $1.4 million and repurchased $4.0 million of our Class A Common Stock under a share repurchase program. During fiscal year 2015, we utilized $20.0 million under our revolving credit facility to fund the PCMW settlement agreement and acquisition of our Australian licensee. During this same period, we paid distributions to LLC unit holders of $3.6 million and completed two equity offerings, including a follow-on and secondary, for which we received net proceeds of $133.0 million and used those proceeds to purchase LLC Units directly from existing holders of LLC Units. In addition, we consummated an equity tender offer using proceeds of $80.0 million from our term loan entered into on April 2, 2015 to repurchase our Class A Common Stock. In connection with these equity offerings and the equity tender offer, we paid $1.5 million in legal and advisory costs upon their completion. There were no such offerings during fiscal year 2016.
Comparison of the Fiscal Year Ended June 30, 2015 to the Fiscal Year Ended June 30, 2014
Operating Activities
Net cash from operating activities was $12.6 million for fiscal year 2015, compared to $23.8 million for the same period in 2014, a decrease of $11.2 million. The decrease in cash from operating activities was primarily due to cash payments of approximately $21.3 million, including a $20.0 million payment to settle our PCMW litigation in October 2014 and legal fees associated with our litigation matters, acquisition related costs paid in connection with the acquisition of our Australian licensee and incremental costs associated with being a public company. Cash receipts from boat sales to our dealer network increased $34.4 million during fiscal year 2015 as compared to fiscal year 2014, driven mostly by higher unit sales volume, which increased 17.0% and higher average net sales per unit, which increased 2.4% over the same period. The higher average net sales per unit was attributable to higher sales prices in our U.S. segment and increased selection of optional features. Cash payments to suppliers for purchase of raw material and other supplies used in the manufacturing process increased $24.3 million for fiscal year 2015, compared to the same period in 2014, primarily due to increased production levels associated with the higher volumes as well as increased material cost per unit, driven primarily by higher material content per unit associated with the addition of new features such as our new Malibu dash for model year 2015 and increased optional features including the G4 tower. Cash paid for interest decreased $0.9 million due to the pay down of the amounts owed under our credit facilities and term loans with proceeds from the IPO completed February 5, 2014.
Investing Activities
Net cash used for investing activities was $17.1 million for fiscal year 2015 compared to $5.9 million for the same period in 2014, an increase of $11.2 million. Our cash used for investing activities for fiscal year 2015 included the acquisition of our Australian licensee as well as investments in new property and equipment, including boat molds, a mezzanine and production area additions to our main facility, and construction of a warehouse and loading facility as well as capital outlays for trailer manufacturing infrastructure at our Loudon, Tennessee plant.
Financing Activities
Net cash provided by financing activities was $0.7 million for fiscal year 2015 compared to net cash used of $21.6 million for fiscal year 2014, an increase of $22.3 million. During fiscal year 2015, we borrowed $80.0 million in term debt to fund our Tender Offer and repaid approximately $10.0 million outstanding under our prior revolving credit facility. We also received proceeds of $20.0 million under our prior revolving credit facility to fund the PCMW settlement and the acquisition of our Australian licensee. For this same period, we incurred $1.2 million in financing fees. Further, during fiscal year 2015, we completed follow-on equity offerings in July 2014 and May 2015. We used all the proceeds from the July 2014 offering to purchase LLC Units directly from existing holders of LLC Units. We did not receive any proceeds from the May 2015 offering, because all of the shares sold in the offering were by our existing holders. We paid costs of $1.5 million which were directly attributable to the completion of the follow-on offerings. Distributions paid to LLC unit holders for fiscal year 2015 were $3.6 million.
Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower (the "Borrower"), has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank (the "Amended and Restated Credit Agreement"). Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% (the "Base Rate") or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The obligations of the Borrower under the credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. As of June 30, 2016, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of June 30, 2016, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of June 30, 2016, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of June 30, 2016, $0.1 million was issued and undrawn under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. As of June 30, 2016, we had a total of $72.0 million outstanding under the term loans.

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
The Amended and Restated Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Amended and Restated Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limits the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year and dividends and distributions up to $15.0 million in connection with our Repurchase Program, in each case, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
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
We estimate that approximately $4.2 million and $8.0 million will be due under the tax receivable agreement and our term loan, respectively, within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on March 15, 2017. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2017 to be significantly higher than our 2016 capital expenditures primarily driven by expected investment in an adjacent facility that we plan to use to reduce existing leases or for vertical integration initiatives. In addition, capital expenditures for fiscal year 2017 are expected to consist primarily of the finishing of our ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth.
Stock Repurchase Program

On February 1, 2016, our board of directors authorized a stock repurchase program to allow for the repurchase of up to $15.0 million of our Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017. Upon repurchase, the shares are classified as treasury stock and then subsequently retired. In accordance with the LLC Agreement, the LLC must redeem an equal number of LLC Units held by us as shares of Class A Common Stock repurchased by us at a redemption price equal to the redemption price paid for the Class A Common Stock repurchased by us.
We intend to fund repurchases under the Repurchase Program from cash on hand. During fiscal year 2016, we purchased 287,346 shares of Class A Common Stock at an average stock price of $13.82 per share for an aggregate purchase price of approximately $4.0 million including related fees and expenses. In addition, 287,346 LLC Units held by us were redeemed and canceled by the LLC. As of June 30, 2016, we may repurchase up to an additional $11.0 million in shares of Class A Common Stock and LLC Units under the program.
Off-Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
Contractual Obligations and Commitments
As of June 30, 2016, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Term debt [1]	$72,000	$8,000	$16,500	$47,500	$—
Interest expense [2]	7,241	2,303	3,806	1,132	—
Operating leases [3]	25,118	2,224	4,383	4,429	14,082
Purchase obligations [4]	16,519	16,519	—	—	—
Payments pursuant to tax receivable agreement [5]	93,750	4,189	9,324	9,987	70,250
Total	$214,628	$33,235	$34,013	$63,048	$84,332

(1)
Principal payments on term loan facility pursuant to Amended and Restated Credit Agreement due April 2, 2020. We had no amounts outstanding under our revolving credit facility as of June 30, 2016. We may borrow up to $25.0 million under our revolving credit facility which matures on April 2, 2020. On August 4, 2016, the Company paid down $15.0 million in principal on its term loan.

(2)
Interest payments on term loan facility pursuant to Amended and Restated Credit Agreement due April 2, 2020. We had no amounts outstanding under our revolving credit facility as of June 30, 2016. We may borrow up to $25.0 million under our revolving credit facility which matures on April 2, 2020.

(3)
We sold our two primary manufacturing and office facilities for a total of $18.3 million in 2008, which resulted in a gain of $0.7 million. Simultaneous with the sale, we entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain of $0.2 million has been deferred and is being amortized in proportion to rent charged over the initial lease term.

(4)
As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal years 2017.

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

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers resulting in combined losses of $0.03 million. No units were repurchased for fiscal years 2015 and 2014. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and cash flows, and related disclosure of contingent assets and liabilities. Our estimates include those related to goodwill, revenue recognition, dealer incentives, product repurchases and warranty claims. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, unless circumstances indicate the need for impairment testing between the annual tests in accordance with the provisions of Accounting Standards Codification, or ASC Topic 350, “Intangibles—Goodwill and Other.” If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used unless circumstances indicate that a better estimate of fair value was available. Under the income approach, management calculates the fair value of each reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2016, 2015 and 2014.
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
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product revenue is recognized. We may also be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor financing providers, which are able to obtain such boats through foreclosure. We accrue estimated losses when a loss, due to the default of one of our dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Notes 8 and 16 to our audited consolidated financial statements included elsewhere in this Annual Report for more information related to our product warranty and repurchase commitment obligations, respectively.
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
Dealer Incentives
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
The Company has filed federal and state income tax returns that remain open to examination for years 2014 through 2015, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2012 through 2015. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate.
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
In connection with the Recapitalization and IPO, we entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by us to the pre-IPO owners (or any permitted assignees) of 85% of the amount of the benefits, if any, that we are deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits, including those attributable to payments, under the tax receivable agreement. These contractual payment obligations are our obligations and are not obligations of the LLC, and are accounted for in accordance with ASC 450, Contingencies, since the obligations were deemed to be probable and reasonably estimable. For purposes of the tax receivable agreement, the benefit deemed realized by us will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had we not entered into the tax receivable agreement.
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
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. During fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers for combined losses of less than $0.03 million. Other than these repurchase commitments, we have not repurchased another unit from lenders since July 1, 2010.
Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years for its Malibu brand boats and two years for its Axis products. Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record as a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We utilize historical trends and analytical tools to assist in determining the appropriate warranty liability. The extension of our warranty coverage period is expected to continue to increase our obligations to cover warranty claims over time resulting in an increase in our reserve to cover these warranty claims. We periodically assess the adequacy of the recorded warranty liabilities by brand and will adjust the amounts as necessary based on the best available information and trends.
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a foreign currency transaction loss of $0.1 million and $0.2 million for the fiscal years ended June 30, 2016 and 2015, respectively. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our credit agreement which bears interest at variable rates. At June 30, 2016, we had a $72.0 million term loan outstanding under our term loan facility and no outstanding debt under our revolving credit facility. As of June 30, 2016, the undrawn borrowing availability under the revolving line of credit was $25.0 million. Borrowings under the term loan and revolving credit facility bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.
At June 30, 2016, the interest rate on our term loan was 2.96%. Based on a sensitivity analysis at June 30, 2016, assuming no amounts are outstanding under our revolving credit facility for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.3 million, after taking into account our principal payment of $15.0 million on our term loan on August 4, 2016.
On July 1, 2015, we entered into a 5-year floating to fixed interest rate swap with a certain counterparty to the Amended and Restated Credit Agreement to mitigate the risk of interest rate fluctuations associated with our variable rate long term debt. The swap has an effective start date of July 1, 2015 and is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39.3 million, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. For the fiscal year ended June 30, 2016, we recorded a loss of $0.9 million for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Malibu Boats, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries as of June 30, 2015, and the related consolidated statements of operations and comprehensive income (loss), members' and stockholders' equity, and cash flows for the years ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malibu Boats, Inc. and subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for the years ended June 30, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Indianapolis, Indiana
September 9, 2015, except for Note 1, under the heading Immaterial Correction of Errors in Prior Period, which is dated September 9, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Malibu Boats, Inc.:
We have audited the accompanying consolidated balance sheet of Malibu Boats, Inc. and subsidiaries as of June 30, 2016 and the related consolidated statements of operations and comprehensive income (loss), members’ and stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malibu Boats, Inc. and subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Knoxville, Tennessee
September 9, 2016

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net sales	$252,965	$228,621	$190,935
Cost of sales	186,145	168,192	140,141
Gross profit	66,820	60,429	50,794
Operating expenses:
Selling and marketing	7,475	7,007	6,098
General and administrative	21,256	19,809	39,974
Amortization	2,185	2,463	5,177
Operating income (loss)	35,904	31,150	(455)
Other income (expense):
Other	76	1,650	9
Interest expense	(3,884)	(954)	(2,962)
Other income (expense)	(3,808)	696	(2,953)
Net income (loss) before provision (benefit) for income taxes	32,096	31,846	(3,408)
Income tax provision (benefit)	11,801	8,663	(2,220)
Net income (loss)	20,295	23,183	(1,188)
Net income attributable to non-controlling interest	2,253	8,522	3,488
Net income (loss) attributable to Malibu Boats, Inc.	$18,042	$14,661	$(4,676)

Comprehensive income (loss):
Net income (loss)	$20,295	$23,183	$(1,188)
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	(390)	(2,081)	—
Other comprehensive loss, net of tax	(390)	(2,081)	—
Comprehensive income (loss), net of tax	19,905	21,102	(1,188)
Less: comprehensive income attributable to non-controlling interest, net of tax	2,214	7,757	3,488
Comprehensive income (loss) attributable to Malibu Boats, Inc., net of tax	$17,691	$13,345	$(4,676)

			For Period from February 5, 2014 to June 30, 2014

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	17,934,580	15,732,531	11,055,310
Diluted	17,985,427	15,741,018	11,055,310
Net income (loss) available to Class A Common Stock per share:
Basic	$1.01	$0.93	$(0.42)
Diluted	$1.00	$0.93	$(0.42)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2016	June 30, 2015
Assets
Current assets
Cash	$25,921	$8,387
Trade receivables, net	14,690	9,482
Inventories, net	20,431	20,393
Prepaid expenses and other current assets	2,707	1,370
Income tax receivable	965	—
Total current assets	64,714	39,632
Property and equipment, net	17,813	14,946
Goodwill	12,470	12,665
Other intangible assets, net	11,703	13,995
Deferred tax assets	113,798	118,974
Other assets	32	102
Total assets	$220,530	$200,314
Liabilities
Current liabilities
Current maturities of long-term debt	$8,000	$6,500
Accounts payable	16,158	9,151
Accrued expenses	19,055	14,135
Income tax and distribution payable	427	784
Payable pursuant to tax receivable agreement, current portion	4,189	2,969
Total current liabilities	47,829	33,539
Deferred tax liabilities	685	872
Other liabilities	1,136	275
Payable pursuant to tax receivable agreement, less current portion	89,561	93,501
Long-term debt, less current maturities	63,086	70,842
Total liabilities	202,297	199,029
Commitments and contingencies (See Note 16)
Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,690,874 shares issued and outstanding as of June 30, 2016; 17,858,726 shares issued and outstanding as of June 30, 2015	176	178
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 23 shares issued and outstanding as of June 30, 2016; 24 shares issued and outstanding as of June 30, 2015	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016; no shares issued and outstanding as of June 30, 2015	—	—
Additional paid in capital	44,151	45,529
Accumulated other comprehensive loss	(2,471)	(2,081)
Accumulated deficit	(28,302)	(46,239)
Total stockholders' equity (deficit) attributable to Malibu Boats, Inc.	13,554	(2,613)
Non-controlling interest	4,679	3,898
Total stockholders’ equity	18,233	1,285
Total liabilities and equity	$220,530	$200,314
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Members’ and Stockholders' Equity
(In thousands, except number of Class B shares)

	Malibu Boats Holdings, LLC									Malibu Boats, Inc.
	Units								Accumulated (Deficit) Earnings	Common Stock				Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Members/Stockholders Equity
	LLC Units		Class A Units		Class B Units		Class M Units			Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount		Shares	Amount	Shares	Amount
Balance at June 30, 2013	—	$—	36,742	$16,978	3,885	$(2,417)	1,421	$(460)	$5,913	—	$—	—	$—	$—	$—	$—	$—	$—	$20,014
Net income before February 5, 2014									10,448										10,448
Stock based compensation before February 5, 2014								76											76
Membership units vested before February 5, 2014							304												—
Distributions to non-controlling unit holders before February 5, 2014				(55,172)		(6,474)		(2,981)							—				(64,627)
Recapitalization Transactions:
Issuance of Class A Common Stock for merger of entities in Recapitalization										3,412	34			47,732					47,766
Exchange of LLC Units held by selling shareholders for Class A Common Stock upon merger of entities in Recapitalization														(47,766)					(47,766)
Conversion of previous classes of units into LLC units as part of the Recapitalization	11,374	(50,450)	(36,742)	38,194	(3,885)	8,891	(1,725)	3,365											—
Initial Public Offering Transactions:
Allocation of non-controlling interest in LLC	(11,374)	50,450							(16,361)					(52,433)	18,344				—
Issuance of Class A Common Stock for IPO, net of underwriting discounts										7,643	76			99,436					99,512

Issuance of Class B Common Stock												44	—						—
Purchase of LLC Units from existing owners of LLC														(29,762)					(29,762)
Increase in payable pursuant to the tax receivable agreement														(13,636)					(13,636)
Increase in deferred tax asset from step-up in tax basis														18,303					18,303
Capitalized offering costs														(1,550)					(1,550)
Stock based compensation														2,501					2,501
Distributions to non-controlling unit holders															(2,583)				(2,583)
Issuance of equity for services										9	—			1,010					1,010
Net loss after February 5, 2014															(6,960)	(4,676)			(11,636)
Balance at June 30, 2014	—	$—	—	$—	—	$—	—	$—	$—	11,064	$110	44	$—	$23,835	$8,801	$(4,676)	$—	$—	$28,070
Net income															8,522	14,661			23,183
Issuance of Class A Common Stock for public offerings, net of underwriting discounts										4,371	73			133,289					133,362
Purchase of Class A Common Stock from selling shareholders														(56,526)					(56,526)
Purchase of units from existing LLC Unit holders														(76,836)					(76,836)
Exchange of LLC Units for Class A Common Stock										5,583	26			(26)					—
Repurchase of Class A Common Stock																		(71,523)	(71,523)
Retirement of treasury shares										(3,333)	(33)			(15,266)		(56,224)		71,523	—

Reallocation of non-controlling interest from selling shareholders acquired in offerings [1]														11,687	(11,687)				—
Stock based compensation														1,467					1,467
Issuances of equity for services										3				252					252
Cancellation of Class B Common Stock												(20)							—
Capitalized offering costs														(1,498)					(1,498)
Increase in payable pursuant to the tax receivable agreement														(82,834)					(82,834)
Increase in deferred tax asset from step-up in tax basis [1]														105,181					105,181
Distributions to LLC Unit holders														(31)	(1,738)				(1,769)
Issuance of Class A Common Stock for acquisition										171	2			2,835					2,837
Foreign currency translation adjustment																	(2,081)		(2,081)
Balance at June 30, 2015	—	$—	—	$—	—	$—	—	$—	$—	17,859	$178	24	$—	$45,529	$3,898	$(46,239)	$(2,081)	$—	$1,285
Net income															2,253	18,042			20,295
Stock based compensation, net of withholding taxes on vested equity awards										96	1			1,791					1,792
Issuances of equity for services										9				751					751
Increase in payable pursuant to the tax receivable agreement														(118)					(118)
Increase in deferred tax asset from step-up in tax basis														140					140
Exchange of LLC Units for Class A Common Stock										14				39	(39)				—
Cancellation of Class B Common Stock												(1)							—

Distributions to LLC Unit holders															(1,433)	(105)			(1,538)
Repurchase and retirement of common stock										(288)	(3)			(3,981)					(3,984)
Foreign currency translation adjustment																	(390)		(390)
Balance at June 30, 2016	—	$—	—	$—	—	$—	—	$—	$—	17,690	$176	23	$—	$44,151	$4,679	$(28,302)	$(2,471)	$—	$18,233
1 As revised. Refer to Note 1 for information on immaterial correction of errors in prior period.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2016	2015		2014
Operating activities:
Net income (loss)	$20,295	$23,183		$(1,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense	1,947	1,467		2,577
Non-cash litigation payable	3,268	—		20,000
Depreciation	3,339	2,427		1,600
Amortization of intangible assets	2,185	2,463		5,177
Gain on sale-leaseback transaction	(10)	(7)		(11)
Amortization of deferred financing costs	244	71		1,583
Change in fair value of derivative	863	—		28
Deferred income taxes	5,176	7,933		(2,654)
Gain on sale of equipment	(29)	—		(9)
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	(5,211)	(2,170)		1,167
Inventories	(52)	(2,884)		(1,251)
Prepaid expenses and other assets	(360)	1,131		(1,332)
Accounts payable	7,003	(366)		(4,133)
Accrued expenses	1,640	(9)		2,098
Income taxes receivable and payable	(1,873)	(801)		113
Other liabilities	8	114		—
Payment pursuant to tax receivable agreement	(2,831)	—		—
Litigation settlement	—	(20,000)		—
Net cash provided by operating activities	35,602	12,552		23,765
Investing activities:
Purchases of property and equipment	(6,176)	(5,366)		(5,915)
Proceeds from sale of property and equipment	186	—		9
Acquisition of Canadian trademark	—	(100)		—
Payment for acquisition, net of cash acquired	—	(11,663)		—
Net cash used in investing activities	(5,990)	(17,129)		(5,906)
Financing activities:
Principal payments on long-term borrowings	(6,500)	(21,500)		(88,589)
Proceeds from long-term borrowings	—	100,000		65,000
Payment of deferred financing costs	—	(1,224)		(1,052)
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	—	133,362		99,512
Purchase of units from existing LLC Unit holders	—	(133,362)		(29,762)
Payment of costs directly associated with offerings	—	(1,498)		(1,550)
Cash paid for tax withholdings	(156)	—		—
Distributions to non-controlling LLC Unit holders	(1,385)	(3,630)		(65,202)
Repurchase of common stock	(3,981)	(71,406)	—	—
Net cash (used in) provided by financing activities	(12,022)	742		(21,643)
Effect of exchange rate changes on cash	(56)	49		—
Changes in cash	17,534	(3,786)		(3,784)
Cash—Beginning of period	8,387	12,173		15,957
Cash—End of period	$25,921	$8,387		$12,173

Supplemental cash flow information:
Cash paid for interest	$3,136	$494		$1,383
Cash paid for income taxes	8,122	1,439		392
Non-cash investing and financing activities:

Establishment of deferred tax assets from step-up in tax basis	140	105,181	18,303
Establishment of amounts payable under tax receivable agreements	111	82,834	13,636
Equity issued as consideration for acquisition	—	2,837	—
Exchange of LLC Units for Class A Common Stock	39	111,118	47,766
Tax distributions payable to non-controlling LLC Unit holders	341	147	2,008
Equity issued for services	751	252	1,010
Capital expenditures in accounts payable	218	—	—
Accrued costs related to repurchase of common stock	—	117	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). See Note 2. Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sport boats that are sold through a world-wide network of independent dealers. On October 23, 2014, the Company acquired all the outstanding shares of Malibu Boats Pty. Ltd. (the "Licensee"), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result of the acquisition, the Company also consolidates the financial results of the Licensee. The Company reports its results of operations under two reportable segments called U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepting accounting principles ("GAAP"). Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current year. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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
Immaterial Correction of Errors in Prior Period
During the first quarter of fiscal year 2016, the Company identified an error related to an overstatement of the non-controlling interest held by LLC Unit holders in the LLC and a corresponding understatement in paid in capital attributable to the Company's proportional ownership interest in the LLC. In addition, during the fourth quarter of fiscal year 2016, the Company identified an error related to an understatement of deferred tax assets and paid in capital attributable to a book to tax difference in its investment in the LLC. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since the revisions were not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. The Company has revised the historical consolidated financial information presented herein to reflect the correction of these errors.
For fiscal year 2015, the immaterial error correction related to the overstatement of the non-controlling interest held by LLC Unit holders in the LLC resulted in a decrease in non-controlling interest of $11,687 and a corresponding increase for the same amount in additional paid in capital within stockholders' equity on the audited consolidated balance sheet as of June 30,

2015 and within the statement of stockholders' equity for fiscal year 2015. There was no change in total stockholders’ equity for the fiscal year ended June 30, 2015 related to this correction.

For fiscal year 2015, the immaterial error related to the understatement of deferred tax assets and paid in capital attributable to a book to tax difference in its investment in the LLC resulted in an increase in deferred tax assets as of June 30, 2015 of $12,556 with a corresponding increase for the same amount in additional paid in capital within stockholder's equity on the audited consolidated balance sheet as of June 30, 2015 and within the statement of stockholders' equity for fiscal year 2015.
Stock Repurchase Program
On February 1, 2016, the Board of Directors of the Company authorized a stock repurchase program to allow for the repurchase of up to $15,000, exclusive of fees and commissions, of the Company’s Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from February 8, 2016 to February 8, 2017.
Under the Repurchase Program, the Company may repurchase its Class A Common Stock and the LLC's LLC Units at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the Repurchase Program from cash on hand. In accordance with the LLC Agreement, the LLC must redeem an equal number of LLC Units held by the Company as shares of Class A Common Stock repurchased by the Company at a redemption price equal to the redemption price paid for the Class A Common Stock repurchased by the Company. The Company has no obligation to repurchase any shares under the Repurchase Program and may suspend or discontinue it at any time.
During fiscal year 2016, the Company purchased 287,346 shares of Class A Common Stock at an average stock price of $13.82 per share for an aggregate purchase price of approximately $3,981 including related fees and expenses. Upon repurchase, these shares were classified as treasury stock and then subsequently retired. In addition, as noted above, 287,346 LLC Units held by the Company were redeemed and canceled by the LLC. As of June 30, 2016, the Company may repurchase up to an additional $11,049 in shares of Class A Common Stock and LLC Units under the program.
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
Concentration of Credit and Business Risk
A majority of the Company’s sales are made pursuant to floor plan financing programs in which the Company participates on behalf of its dealers through a contingent repurchase agreement with various third-party financing institutions. Under these arrangements, a dealer establishes a line of credit with one or more of these third-party lenders for the purchase of dealer boat inventory. When a dealer purchases and takes delivery of a boat pursuant to a floor plan financing arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company within approximately two weeks. For dealers that use local floor plan financing programs or pay cash, the Company may extend credit without collateral under the dealer agreement based on the Company’s evaluation of the dealer’s credit risk and past payment history. The Company maintains allowances for potential credit losses that it believes are adequate. See Trade Accounts Receivable section within this footnote for more information.
As of June 30, 2016, the Company’s distribution channel consisted of 205 independent dealers locations worldwide. No single dealer accounted for more than 5.3% of the Company’s unit volume for the fiscal year ended June 30, 2016 and 4.7% for the fiscal years ended June 30, 2015 and 2014. The Company’s top ten dealers represented 31.9%, 33.7%, and 34.1%, of the Company’s volume for the fiscal years ended June 30, 2016, 2015, or 2014, respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2016 and 2015, no highly liquid investments were held and the entire balance consists of traditional cash.
At June 30, 2016 and 2015, substantially all cash on hand was held by one financial institution. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.

Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2016 and 2015, the allowance for doubtful receivables was $89 and $80, respectively. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Inventories
Inventories are stated at the lower of cost or market, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.
Capitalization of Offering Costs
Capitalized offering costs are costs directly attributable to the Company's shelf registration statement and equity offerings. For the fiscal year ended June 30, 2015, these costs were related to the Company's IPO. As of June 30, 2016 and 2015, $108 of costs directly attributable to the Company's shelf registration statement and equity offerings were capitalized as prepaid assets. Upon closing of the offerings, these costs are netted against the proceeds and, as such, are reclassified into additional paid in capital. For the fiscal year ended June 30, 2016 the Company incurred no offering costs and for the fiscal year 2015, capitalized offering costs of $1,498 were netted against the proceeds of the Company's equity offerings. Remaining costs attributable to the Company's shelf registration statement will be netted against the proceeds of future offerings under the shelf registration statement based on the number of shares sold in the offering and total number of shares available for issuance under the shelf registration statement. Refer to Note 13 for additional information regarding the Company's equity offerings.
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
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for any indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recorded for the fiscal years ended June 30, 2016, 2015 and 2014 in the Company’s consolidated financial statements.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, unless circumstances indicate the need for impairment testing between the annual tests in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used unless circumstances indicate that a better estimate of fair value was available. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2016, 2015 and 2014.
Intangible Assets
Intangible assets consist primarily of relationships, reacquired franchise rights, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. These assets are being amortized using the straight-line method based on their estimated useful lives ranging from 5 to 15 years. The estimated useful lives of the acquired dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The useful life of reacquired franchise rights is based on the remainder of the contractual term of the Licensee's exclusive manufacturing and distributors agreement with the Company. The estimated useful lives of the Company’s product trade names are based on a number of factors including technological obsolescence and the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition.
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
The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2016, 2015 and 2014.
Debt Issuance Costs

In connection with the new term loan entered into under the Amended and Restated Credit Agreement on April 2, 2015, the Company capitalized $1,224 in deferred financing costs. These costs are being amortized over the term of the underlying agreement using the effective interest method. Unamortized debt issuance costs at June 30, 2016 and 2015 were $914 and $1,158, respectively, and are presented as a direct deduction from the carrying amount of the Company's outstanding debt with the adoption of Accounting Standards Update (“ASU”) No. 2015-03. See the "Recent Accounting Pronouncements" section within this note for more information. See Note 9 for more information on the Company's credit agreements.
 Accrued Expenses

The Company’s accrued expenses consist of the following as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Warranties	$8,083	$6,610
Dealer incentives	4,016	3,165
Accrued compensation	2,647	2,521
Accrued legal and professional fees	462	492
Accrued litigation	3,268	—
Accrued interest	32	413
Other accrued expenses	547	934
Total accrued expenses	$19,055	$14,135
Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years for its Malibu brand boats and two years for its Axis products. Refer to Note 8 for more information.
Dealer Incentives
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
Changes in the Company’s accrual for dealer rebates were as follows:

	As of June 30,
	2016	2015
Balance at beginning of year	$3,165	$2,404
Add: Additions to dealer rebate incentive provision	6,440	5,846
Less: Dealer rebates paid	(5,693)	(5,085)
Balance at end of year	$3,912	$3,165
Changes in the Company’s accrual for flooring financing were as follows:

	As of June 30,
	2016	2015
Balance at beginning of year	$—	$—
Add: Additions to flooring provision	3,407	2,813
Less: Flooring paid	(3,303)	(2,813)
Balance at end of year	$104	$—
Accrued litigation

In connection with a judgment rendered in a lawsuit with a former engine supplier, Marine Power Holding, LLC ("Marine Power"), the Company recorded a one-time charge of $3,268 for fiscal year ending June 30, 2016. Refer to "Legal Proceedings" in Note 16 for more information.
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
In connection with the Recapitalization and IPO (each, as defined in Note 2), the Company entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or any permitted assignees) of 85% of the amount of the benefits, if any, that the Company deems to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits, including those attributable to payments, under the tax receivable agreement. These contractual payment obligations are the Company's obligations and are not obligations of the LLC, and are accounted for in accordance with ASC 450, Contingencies, since the obligations were deemed to be probable and reasonably estimable. For purposes of the tax receivable agreement, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the tax receivable agreement.
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
The Company has filed federal and state income tax returns that remain open to examination for years 2014 through 2015, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2012 through 2015. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate.
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
Dealers generally have no rights to return unsold boats. From time to time, however, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy, which generally limits returns to instances of manufacturing defects. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability the amount of such costs at the time the product revenue is recognized. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues estimated losses when a loss, due to the default of one of its dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Note 8 and Note 16 related to the Company’s product warranty and repurchase commitment obligations, respectively.
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

The Company earns royalties on boats shipped with the Company's proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recorded when earned as net sales in the Company's consolidated statement of operations.
Delivery Costs
Shipping and freight costs are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for fiscal years ended June 30, 2016, 2015, and 2014.
Derivative Instruments
The Company follows the guidance set forth in ASC Topic 815, Derivatives and Hedging, which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. On July 1, 2015, the Company entered into a 5 year floating to fixed interest rate swap with a bank who is a counterparty to the Company's Amended and Restated Credit Agreement. Refer to Note 9 for additional information.
Fair Value of Financial Instruments
Financial instruments for which the Company did not elect the fair value option include accounts receivable, prepaid expenses and other current assets, short-term credit facilities, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate their fair values as a result of their short-term nature or variable interest rates. On April 2, 2015, the Company entered into a variable rate term loan for $80,000, of which $72,000 and $78,500 was outstanding on June 30, 2016 and 2015, respectively. The carrying value of the Company’s debt as of June 30, 2016 approximated its fair value. See Note 9 for more information.
Fair Value Measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities, and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition to the financial assets and liabilities measured on a recurring basis, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. See Note 12 for more information.
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimated the grant date fair value of the share-based awards issued in the form of profit interests granted prior to November 1, 2013 using the Black-Scholes option pricing model and those granted on November 1, 2013 under the Probability-Weighted Expected Return method. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 14 for more information.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Malibu Boats, Inc. by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Malibu Boats, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-

average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings (loss) per share. See Note 15 for further discussion.
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. The total amount financed under the floor financing programs with repurchase obligations was $80,429 and $67,700 as of June 30, 2016 and 2015, respectively. Such agreements are customary in the industry and the Company’s exposure to loss under such agreements is limited by contractual caps and the resale value of the inventory which is required to be repurchased. During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers and no units were repurchased for the fiscal years ended June 30, 2015, and 2014. See Note 16 for more information.
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
Foreign Currency Translation
The functional currency for the Company's consolidated foreign subsidiary is the applicable local currency. The assets and liabilities are translated at the foreign exchange rate in effect at the applicable reporting date, and the consolidated statements of operations and comprehensive income (loss) and cash flows are translated at the average exchange rate in effect during the applicable period. Exchange rate fluctuations on translating the foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are reflected as a component of "Accumulated other comprehensive loss," in the stockholders' equity section of the accompanying consolidated balance sheets and periodic changes are included in comprehensive income (loss).
Comprehensive Income (Loss)
Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. The Company has chosen to disclose comprehensive income (loss) in a single continuous statement of operations and comprehensive income (loss).
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. ASU 2014-09 will now become effective for fiscal years beginning after December 15, 2017. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to extend the mandatory effective date by one year. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which intends to simplify the presentation of debt issuance costs. Under current GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company has elected to adopt for the fiscal year ended June 30, 2016, and is applying the amendment retrospectively. The adoption of ASU No. 2015-03 does not impact the Company's consolidated financial statements other than the change in presentation of debt issuance costs as a direct deduction from the carrying amount of the Company's outstanding debt balance within its consolidated balance sheets. The application resulted in a reclassification of $914 and $1,158 of net debt issuance costs from other assets to debt for the fiscal years ended June 30, 2016 and 2015, respectively. Refer to Note 9 for additional information regarding debt issuance costs.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out ("LIFO") method. This amendment is effective for fiscal years beginning after December, 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this ASU, but does not expect it will have a material impact.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU will become effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The Company has elected to early adopt for the fiscal year ended June 30, 2016, and will apply the amendments retrospectively. The adoption of ASU No. 2015-17 does not impact the Company's consolidated financial statements other than the change in presentation of deferred tax assets and liabilities within its consolidated balance sheets. The application resulted in a reclassification of $629 for the fiscal year ended June 30, 2015 from current deferred tax asset to noncurrent on the consolidated balance sheet. Refer to Note 11 for additional information regarding deferred taxes.
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
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance identifies areas for simplification involving several aspects of accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The Company has elected to early adopt for the fiscal year ended June 30, 2016, and will apply the amendments prospectively. The adoption of ASU No. 2016-09 does not impact the Company's consolidated financial statements other than the presentation of tax withholdings on stock compensation within the its consolidated statements of cash flows.
2. Recapitalization and Initial Public Offering
Recapitalization
Immediately prior to the closing of the Company’s initial public offering ("IPO") on February 5, 2014, a new single class of LLC Units of the LLC was allocated among the pre-IPO owners of the LLC in exchange for their prior membership interests of the LLC pursuant to the distribution provisions of the former limited liability company agreement of the LLC based upon the liquidation value of the LLC, assuming it was liquidated at the time of the IPO with a value implied by the IPO price of the shares of Class A Common Stock sold in the IPO. Immediately prior to the closing of the IPO, there were 17,071,424 LLC Units issued and outstanding. In addition, 34 shares of Class B Common Stock were issued, one to each existing LLC Unit holders. Further, on February 4, 2014, prior to the closing of the IPO, two holders of membership interests in the LLC merged with and into two newly formed subsidiaries of Malibu Boats, Inc. As a result of these mergers, the sole stockholders of each of the two merging entities received shares of Class A Common Stock in exchange for shares of capital stock of the merging entities. Also, the Company redeemed for nominal consideration the initial 100 shares of Class A Common Stock issued to the Company's initial stockholder in connection with its formation. The foregoing transactions are referred to as the “Recapitalization.”

The Company accounted for the Recapitalization as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to ASC 805, Business Combinations. Accordingly, after the Recapitalization, the assets and liabilities of the Company are reflected at their carryover basis. The acquisition of LLC units from the LLC Unit holders is accounted for under the general guidance of ASC Topic 810, Consolidation, and ASC Topic 740, Income Taxes, for transactions with noncontrolling shareholders, which states that the direct tax effects of a transaction with noncontrolling parties should be accounted for within equity.
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

	As of June 30, 2016		As of June 30, 2015
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	1,404,923	7.4%	1,419,094	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,690,874	92.6%	17,858,726	92.6%
	19,095,797	100.0%	19,277,820	100.0%

Balance of non-controlling interest as of June 30, 2014	$8,801
Allocation of income to non-controlling LLC Unit holders for period	8,522
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,738)
Reallocation of non-controlling interest from selling shareholders acquired in offerings	(11,687)
Balance of non-controlling interest as of June 30, 2015	3,898
Allocation of income to non-controlling LLC Unit holders for period	2,253
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,433)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(39)
Balance of non-controlling interest as of June 30, 2016	$4,679
Issuance of Additional LLC Units
Under the LLC Agreement, the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2016, the LLC issued a total of 119,494 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services, the exchange of LLC Units held by a non-controlling LLC Unit holder to Class A Common Stock, and the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan") and the issuance of restricted Class A Common Stock granted under the Incentive Plan. During fiscal year 2016, 287,346 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 287,346 treasury shares under the Company's Repurchase Program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of June 30, 2016 and 2015, tax distributions payable to non-controlling LLC Unit holders were $341 and $147, respectively. During the fiscal years ended June 30, 2016, 2015, and 2014, tax distributions paid to the non-controlling LLC Unit holders were $1,239, $3,630, and $11,457, respectively.
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

Consideration:
Cash consideration paid	$13,305
Equity consideration paid [1]	2,837
Fair value of total consideration transferred	$16,142

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	1,642
Accounts receivable	878
Inventories	5,023
Other current assets	195
Net property, plant, and equipment	1,191
Identifiable intangible assets	4,558
Other assets	45
Current liabilities	(3,908)
Deferred tax liabilities	(1,407)
Other liabilities	(34)
Fair value of assets acquired and liabilities assumed	8,183
Goodwill	7,959
Total purchase price	$16,142
1 In accordance with ASC Topic 820, the fair value of the equity consideration paid reflects a discount to take into account the effect of the 2 year sale restriction on 71.43% of the consideration paid in stock. The measurement period adjustment of $87 was made in the fourth quarter of fiscal year 2015 which also reduced goodwill.
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
Acquisition-related costs of $824, all of which were incurred by the Company in fiscal year 2015, were expensed in the periods prior to the acquisition of Malibu Boats Pty Ltd., and are included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the fiscal year ended June 30, 2015. Net sales of $20,849 and net income after taxes of $318 attributable to the Licensee are included in the consolidated statements of operations and comprehensive income (loss) for the fiscal year ended June 30, 2016. Net sales of $14,919 and net income after taxes of $201 attributable to the Licensee are included in the consolidated statements of operations and comprehensive income (loss) for the period from the acquisition date through June 30, 2015.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the fiscal years ended June 30, 2016, 2015 and 2014 assume that the acquisition of Licensee had occurred as of July 1, 2013. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014 or of the results that may occur in the future:

	Fiscal Year Ended June 30,
	2016	2015	2014
Net sales	$252,965	$233,688	$205,866
Net income	20,295	24,174	1,700
Net income (loss) attributable to Malibu Boats, Inc.	18,042	15,463	(2,263)
Basic earnings (loss) per share	$1.01	$0.98	$(0.20)
Diluted earnings (loss) per share	$1.00	$0.98	$(0.20)

5. Inventories
Inventories consisted of the following:

	As of June 30,
	2016	2015
Raw materials	$14,858	$15,084
Work in progress	1,250	1,933
Finished goods	4,323	3,376
Total inventories	$20,431	$20,393

6. Property and Equipment
Property and equipment, net consisted of the following

	As of June 30,
	2016	2015
Land	$254	$254
Leasehold improvements	7,168	4,527
Machinery and equipment	20,035	14,728
Furniture and fixtures	2,765	2,354
Construction in process	356	2,621
	30,578	24,484
Less accumulated depreciation	(12,765)	(9,538)
	$17,813	$14,946
Depreciation expense was $3,339, $2,427 and $1,600 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, substantially all of which was recorded in cost of goods sold.
Sale-Leaseback Transaction
In March 2008, the Company sold its two primary manufacturing and office facilities for a total of $18,250, which resulted in a gain of $726. Expenses incurred related to the sale were $523. Simultaneous with the sale, the Company entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain on this transaction of $203 has been deferred and is being amortized over the initial lease term. For the fiscal years ended June 30, 2016, 2015 and 2014, the realized gain recognized was $10, $7, and $11, respectively.
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year ended June 30, 2016 were as follows:

Goodwill as of June 30, 2014	$5,718
Addition related to acquisition of Malibu Boats Pty. Ltd.	7,959
Effect of foreign currency changes on goodwill	(1,012)
Goodwill as of June 30, 2015	12,665
Effect of foreign currency changes on goodwill	(195)
Goodwill as of June 30, 2016	$12,470
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2016	2015
Reacquired franchise rights	$1,339	$1,378	5	3.3
Dealer relationships	29,773	29,842	8-15	13.3
Patent	1,386	1,386	12	2.1
Trade name	24,667	24,667	15	5.2
Non-compete agreement	52	54	10	8.3
Backlog	93	96	0.3	0.0
Total	57,310	57,423
Less: Accumulated amortization	(45,607)	(43,428)
Total other intangible assets, net	$11,703	$13,995

Amortization expense recognized on all amortizable intangibles was $2,185, $2,463 and $5,177 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
Estimated future amortization expenses as of June 30, 2016 are as follows:

Fiscal Year	As of June 30, 2016
2017	$2,192
2018	2,192
2019	2,086
2020	1,892
2021	1,808
Thereafter	1,533
$11,703
8. Product Warranties
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
Changes in the Company’s product warranty liability were as follows:

	As of June 30,
	2016	2015
Balance at beginning of year	$6,610	$6,164
Add: Additions to warranty provision	5,114	3,210
Additions for Australian acquisition	—	308
Adjustments to preexisting warranties	123	92
Less: Warranty claims paid	(3,764)	(3,164)
Balance at end of year	$8,083	$6,610
9. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2016	2015
Term loan	$72,000	$78,500
Less unamortized debt issuance costs	(914)	(1,158)
Total debt	71,086	77,342
Less current maturities	(8,000)	(6,500)
Long term debt less current maturities	$63,086	$70,842
Long-Term Debt
Amended and Restated Line of Credit and Term Loan. On April 2, 2015, Malibu Boats, LLC, a wholly owned subsidiary of the LLC, entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Amended and Restated Credit Agreement”). The proceeds from the Amended and Restated Credit Agreement were used to repurchase the Company's Class A Common Stock and refinance amounts outstanding under the previously existing revolving credit facility with the same bank. The obligations of Malibu Boats LLC under the Amended and Restated Credit Agreement are currently guaranteed by its parent, Malibu Boats Holdings, LLC, and its subsidiaries, Malibu

Boats Domestic International Sales Corp. and Malibu Australia Acquisition Corp. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC, Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan mature on April 2, 2020.
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of June 30, 2016, and a $80,000 term loan, which was subject to quarterly installments of $1,500 per quarter until March 31, 2016. The quarterly installments are now $2,000 per quarter until March 31, 2019 and will be $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. At June 30, 2016 and 2015, the interest rate on the term loan was 2.96% and 2.77%, respectively, and the weighted average interest rate on the term loan was 2.83% for fiscal year 2016 and 3.08% for fiscal year 2015.
The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of June 30, 2016, the Company had no outstanding balance under the swingline facility.
Under the Amended and Restated Credit Agreement, the Company has the ability to issue letters of credit up to $5,000, $100 of which was outstanding as of June 30, 2016. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment.
The Amended and Restated Credit Agreement permits prepayment without any penalties. It also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC's activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, Malibu Boats, LLC, and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6,000 in any fiscal year and dividends and distributions up to $15,000 in connection with its Repurchase Program, in each case, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
In connection with the Amended and Restated Credit Agreement, the Company capitalized $1,224 in deferred financing costs. These costs are being amortized over the term of the Amended and Restated Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of June 30, 2016.
Covenant Compliance
As of June 30, 2016 and 2015, the Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 12. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's consolidated statements of operations and comprehensive income (loss). For the fiscal year ended ended June 30, 2016, the Company recorded a loss of $863 for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss).
10. Tax Receivable Agreement Liability
The Company has a Tax Receivable Agreement with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to the Company entering into the Tax Receivable Agreement, including those attributable to payments under the Tax Receivable Agreement. These contractual payment obligations are obligations of the Company and not of the LLC. The Company's Tax Receivable Agreement liability was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable.
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2016	2015
Beginning balance	$96,470	$13,636
Additions to tax receivable agreement:
Follow-on Offering on July 15, 2014	—	34,028
Tender Offer on April 15, 2015	—	23,969
Secondary Offering on May 27, 2015	—	24,837
Exchange of LLC Units for Class A Common Stock	111	—
Payment under tax receivable agreement	(2,831)	—
	93,750	96,470
Less current portion under tax receivable agreement	(4,189)	(2,969)
Ending balance	$89,561	$93,501
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
As of June 30, 2016, the Company recorded deferred tax assets of $111,060 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due on March 15, 2017.
11. Income Taxes

Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
In accordance with ASC Topic 740, Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change. Malibu Boats, Inc. is taxed as a C Corporation, which is subject to both federal and state taxation at a corporate level. Therefore, tax expense and deferred tax assets and liabilities reflect such status. In November 2015, the FASB issued an update to their accounting guidance on income taxes that eliminates the current requirement for companies to present deferred income tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this guidance as of the beginning of the fourth quarter of fiscal year 2016 on a retrospective basis. The application resulted in a reclassification of $629 for the fiscal year ended June 30, 2015 from current deferred tax asset to noncurrent on the consolidated balance sheet.
The components of provision for (benefit from) income taxes are as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Current tax expense:
Federal	$5,372	$205	$44
State	902	95	376
Foreign	351	430	14
Total Current	6,625	730	434
Deferred tax expense (benefit):
Federal	4,886	8,208	(2,066)
State	458	(49)	(588)
Foreign	(168)	(226)	—
Total Deferred	5,176	7,933	(2,654)
Income tax expense (benefit)	$11,801	$8,663	$(2,220)
The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Federal tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	0.1	5.5
Permanent differences attributable to partnership investment	(0.4)	1.6	(9.9)
Non-controlling interest	(2.5)	(9.8)	36.5
Change in valuation allowance	1.3	—	—
Other, net	0.2	0.3	(1.9)
Total income tax expense on continuing operations	36.8%	27.2%	65.2%
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

The components of the Company's net deferred income tax assets and liabilities at June 30, 2016 and 2015 are as follows:

	As of June 30,
	2016	2015
Deferred tax assets:
Litigation accrual	$89	$—
Partnership basis differences	121,942	118,188
Fixed assets and intangibles	58	144
Accrued liabilities and reserves	546	448
State tax credits and NOLs	1,059	388
Other	99	35
Total deferred tax assets	123,793	119,203
Deferred tax liabilities:
Fixed assets and intangibles	941	1,101
Other	39	—
Total deferred tax liabilities	980	1,101
Less valuation allowance	9,700	—
Total net deferred tax assets	$113,113	$118,102
In fiscal year 2015, the Company recorded $1,479 of net deferred tax liabilities in connection with the acquisition of Malibu Boats Pty Ltd. This net deferred tax liability represents the tax effects of fair value adjustments that were recorded with no corresponding adjustment to the tax basis of underlying assets and liabilities as the transaction was non-taxable.
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2016, the Company concluded that $9,700 valuation allowance against deferred tax assets was necessary. The additional valuation allowance is due to state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The additional valuation allowance is due to the Company's determination that certain state NOL's will not be realizable.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). During the tax year ended June 30, 2015, a liability was established for unrecognized tax benefits through acquisition accounting. The Company has filed federal and state income tax returns that remain open to examination for years 2014 through 2015, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2012 through 2015.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2016 and 2015 is as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Balance as of July 1	$66	$—	$—
Additions based on tax positions taken during the current period	—	4	—
Additions based on tax positions taken during a prior period	—	62	—
Balance as of June 30	$66	$66	$—
In fiscal year 2015, the Company recorded $62 and $4 in connection with uncertain tax positions taken by Malibu Boats Pty Ltd. in prior fiscal years and the current fiscal year, respectively, that would be payable by the Company if settled with the relevant tax authority. As of June 30, 2016, it is reasonably possible that none of the total unrecognized tax benefits recorded will reverse within the next 12 months. Of the total unrecognized tax benefits recorded on the balance sheet, $66 would impact the effective tax rate once settled.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal year 2016 on approximately $749 of undistributed earnings of its non-U.S. subsidiary, as such earnings were intended to be reinvested indefinitely. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
12. Fair Value Measurements
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
Assets and liabilities that had recurring fair value measurements as of June 30, 2016 and 2015 were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016:
Interest rate swap not designated as cash flow hedge	$863	—	863	—
Total liabilities at fair value	$863	$—	$863	$—

As of June 30, 2015:
Interest rate swap not designated as cash flow hedge	$—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—
Fair value measurement for the Company's interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of June 30, 2016 or 2015, respectively.
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
There were no impairments recorded in connection with tangible and intangible long-lived assets for fiscal years ended June 30, 2016, 2015 or 2014, respectively.
13. Stockholders' Equity
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
Offerings
Follow-on Offering
On July 15, 2014, the Company completed the follow-on offering of 5,520,000 shares of Class A Common Stock at a price to the public of $18.50 per share, of which 4,371,893 shares were issued and sold by the Company and 1,148,107 shares were sold by selling stockholders (the "Follow-On Offering"). This included 538,252 shares issued and sold by the Company and 181,748 shares sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the Follow-on Offering.
The aggregate gross proceeds from the Follow-on Offering was $102,120. Of these proceeds, the Company received $76,836 and the selling stockholders received $20,178, after deducting $5,106 in underwriting discounts and commissions. All the proceeds from the Follow-on Offering were used to purchase LLC Units directly from the holders of LLC Units.
Tender Offer
On March 13, 2015, Malibu Boats, Inc. commenced an offer to purchase up to $70,000 in value of shares of its Class A Common Stock, including shares of Class A Common Stock issued upon exchange of LLC Units, for cash by means of a “modified Dutch auction” tender offer (the "Tender Offer"). Pursuant to the Tender Offer, holders could tender all or a portion of their shares of Class A Common Stock (1) at a price specified by the tendering stockholder of not less than $21.00 and not more than $23.50 per share of Class A Common Stock, or (2) without specifying a purchase price, in which case their shares of Class A Common Stock would be purchased at the purchase price determined in accordance with the terms of the Tender Offer. Upon completion of the Tender Offer, on April 15, 2015, the Company purchased 3,333,333 shares of Class A Common Stock, including 2,602,923 Class A Common Stock issued upon the exchange of LLC Units, at a purchase price of $21.00 per share for an aggregate purchase price of approximately $70,000, excluding related fees and expenses of approximately $1,523 related to the Tender Offer. Upon the repurchase, 3,333,333 shares were classified as treasury stock and then subsequently retired.
Secondary Offering
On May 27, 2015, the Company completed the secondary offering of 3,996,255 shares of its Class A Common Stock (the "Secondary Offering"), including 2,967,267 shares of Class A Common Stock that were issued upon exchange of LLC Units, at a price to the public of $19.05 per share, after deducting underwriters discounts and commissions, all of which were sold by selling stockholders. In addition, this included 521,250 shares issued and sold by selling stockholders pursuant to the over-allotment option granted to the underwriters, which was exercised concurrently with the closing of the Secondary Offering. The Company did not sell any shares of Common Stock in the public offering and did not receive any proceeds.
Pursuant to the Company’s Certificate of Incorporation, on May 21, 2015 in connection with the exchanges of LLC Units for Class A Common Stock, 19 shares of Class B Common Stock were automatically transferred to the Company and retired. As of June 30, 2015, the Company had a total of 24 shares of its Class B Common Stock issued and outstanding.
Exchange of LLC Units for Class A Common Stock
During fiscal year 2016, a non-controlling LLC Unit holder exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, one share of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2016, the Company had a total of 23 shares of its Class B Common Stock issued and outstanding.
Stock Repurchase Program
On February 1, 2016, the board of directors of the Company authorized a stock repurchase program to allow for the repurchase of up to $15,000 of the Company’s Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017.
Under the Repurchase Program, the Company may repurchase its Class A Common Stock and the LLC's LLC Units at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the Repurchase Program from cash on hand. In accordance with the LLC Agreement, in connection with any repurchases by the Company under the Repurchase Program, the LLC must redeem an equal number of LLC Units held by the Company as shares of Class A Common Stock repurchased by the Company at a redemption price equal to the redemption price paid for the Class A Common Stock repurchased by the Company. The Company has no obligation to repurchase any shares under the Repurchase Program and may suspend or discontinue it at any time.
During fiscal year 2016, the Company purchased 287,346 shares of Class A Common Stock at an average stock price of $13.82 per share for an aggregate purchase price of approximately $3,981 including related fees and expenses. Upon repurchase, these shares were classified as treasury stock and then subsequently retired. In addition, as noted above, 287,346 LLC Units held by the Company were redeemed and canceled by the LLC. As of June 30, 2016, the Company may repurchase up to an additional $11,049 in shares of Class A Common Stock and LLC Units under the program.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2016, the Company held 17,690,874 LLC Units, representing a 92.6% economic interest in the LLC, while non-controlling LLC Unit holders held 1,404,923 LLC Units, representing a 7.4% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.

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
14. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2016, there were 1,386,660 shares available for future issuance under Incentive Plan.
On May 16, 2015, the Company granted 12,050 restricted stock unit awards to key employees under the Incentive Plan with a grant date fair value of $20.67 per unit. On June 27, 2014, the Company granted 46,250 restricted stock unit awards to key employees under the Incentive Plan with a grant date fair value of $20.03 per unit. Under the terms of the agreements, the awards will vest 25% ratably on each anniversary of their grant date. Stock-based compensation expense attributable to these restricted stock units is amortized on a straight-line basis over the requisite service period.
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
As of June 30, 2016, the weighted-average years non-vested for service period awards and performance target awards was approximately 2.3 years and 1.8 years, respectively.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. For the fiscal year ended June 30, 2014, the Company issued 9,371 shares of Class A Common Stock and 60,693 restricted stock units to its non-employee directors for their services as directors pursuant to the Incentive Plan. The grant date fair value for the Class A Common Stock and restricted stock units received for the equity portion of the annual retainer was $14.00 and the grant date fair value for the portion of the cash retainer elected to be received in equity was $20.10. For the fiscal year ended June 30, 2015, the Company issued 3,101 shares of Class A Common Stock and 9,303 restricted stock units with a weighted-average grant date fair value of $18.52 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2016, the Company issued 8,688 shares of Class A Common Stock and 43,508 restricted stock units with a weighted-average grant date fair value of $14.38 to its non-employee directors for their services as directors pursuant to the Incentive Plan.

The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2016		2015		2014
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	44,775	$20.20	46,155	$20.03	$—	$—
Granted	174,072	15.05	21,353	20.44	106,943	16.82
Vested	(69,751)	15.62	(20,733)	15.83	(60,788)	14.38
Forfeited	(8,188)	20.13	(2,000)	20.03	—	—
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	140,908	$16.17	44,775	$20.20	46,155	$20.03
Stock compensation expense attributable to all of the Company's equity awards was $1,947, $1,467 and $2,577 for fiscal years 2016, 2015 and 2014, respectively, including $1,066, $1,242 and $2,520 of expense related to profit interest awards previously granted prior to the IPO under the former LLC agreement for fiscal years 2016, 2015 and 2014, respectively, and is included in general and administrative expense in the Company's consolidated statement of operations and comprehensive income (loss). The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal year 2016, the Company withheld approximately 8,876 shares at an aggregate cost of approximately $156, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested. As of June 30, 2016 and 2015, unrecognized compensation cost related to nonvested, share-based compensation was $2,131 and $2,258, respectively, of which $283 and $1,350 represent the unearned portion attributable to profit interest awards as of June 30, 2016 and 2015, respectively. Remaining profit interest awards will be fully vested in the first quarter of fiscal year 2017.
15. Net Earnings (Loss) Per Share
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
Diluted net income (loss) per share of Class A Common Stock is computed similarly to basic net income (loss) per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s restricted LLC Units are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents is calculated using the treasury stock method.
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

	Fiscal Year Ended June 30,
	2016	2015	2014 [1]
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$18,042	$14,661	$(4,676)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A Common Stock	17,838,625	15,668,072	11,054,894
Weighted-average participating restricted stock units convertible into Class A Common Stock	95,955	64,459	416
Basic weighted-average shares outstanding	17,934,580	15,732,531	11,055,310
Basic net income (loss) per share	$1.01	$0.93	$(0.42)

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$18,042	$14,661	$(4,676)
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	17,934,580	15,732,531	11,055,310
Restricted stock units granted to employees	50,847	8,487	—
Diluted weighted-average shares outstanding [2]	17,985,427	15,741,018	11,055,310
Diluted net income (loss) per share	$1.00	$0.93	$(0.42)
1 For period from February 5, 2014, the date of completion of the IPO, to June 30, 2014.
2 The Company excluded 1,413,024, 1,419,094, and 11,373,855 potentially dilutive shares from the calculation of diluted net income (loss) per share for the fiscal year ended June 30, 2016, 2015, and 2014, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings (loss) per share of Class B Common Stock has not been presented.
16. Commitments and Contingencies
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss). During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. The total losses on these repurchases were $30. Other than these repurchase commitments, the Company has not repurchased another unit from lenders since July 1, 2010. No units were repurchased during the fiscal years ended June 30, 2015 and 2014. Accordingly, the Company did not carry a reserve for repurchases as of June 30, 2016 and 2015, respectively.
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

The Company also has various other leases for operating facilities in both U.S. and Australia and machinery and equipment under operating leases that expire over the next twelve months. The total rental expense for fiscal years ended June 30, 2016, 2015 and 2014 was $2,394, $2,256, and $2,088, respectively.
Future minimum lease payments under noncancelable operating leases as of June 30, 2016, are as follows:

As of June 30, 2016
Fiscal Year
2017	$2,224
2018	2,175
2019	2,208
2020	2,212
2021	2,217
Thereafter	14,082
$25,118
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of June 30, 2016 that would not be covered by our insurance.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2016 or June 30, 2015 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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

On April 22, 2014, Marine Power, a former supplier of engines to the Company, initiated a lawsuit against the Company in the U.S. District Court for the Eastern District of Tennessee seeking monetary damages.  On July 10, 2015, the Company filed an Answer and Counterclaim in the lawsuit filed by Marine Power.  The Company denied any liability arising from the causes of action alleged by Marine Power. The lawsuit pending in the U.S. District Court for the Eastern District of Louisiana proceeded to trial on August 8, 2016. On August 18, 2016, in connection with a judgment rendered against the Company in a litigation with Marine Power the Company recorded a charge of $3,268. The Company is reviewing the decision and considering its options, including filing post-trial motions and seeking appellate review.
17. Related Party Transactions
On July 11, 2012, the LLC reinstated certain payment provisions of a management agreement with an equity sponsor. Under the terms of the management agreement, as amended, the LLC agreed to pay a management fee of $1,831 for periods prior to June 30, 2012, $250 for the period July 1, 2012 through December 31, 2012 and $750 per annum beginning January 1, 2013, all of which is payable in advance. In connection with the IPO, this management agreement was terminated and a one time termination fee of $3,750 was paid to the former sponsor. Total payments associated with the management services, including termination fees, for the years ended June 30, 2015 and 2014 were $4,500 and $2,831, respectively, all of which are recorded as general and administrative expense.
Three non-employee members of the Company's board of directors are also shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2016 and 2015, $392 and $374, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $63 and $79 was a prepayment for services through the 2016 and 2015 annual meetings for the years ended June 30, 2016 and 2015, respectively.
18. Segment Reporting

The following table presents financial information for the Company’s reportable segments for fiscal years ended June 30, 2016, 2015, and 2014.

Fiscal Year Ended June 30, 2016
	US	Australia	Eliminations	Total
Net sales	$239,689	$20,849	$(7,573)	$252,965
Affiliate (or intersegment) sales	7,573	—	(7,573)	—
Net sales to external customers	232,116	20,849	—	252,965
Depreciation and amortization	4,900	624	—	5,524
Net income (loss) before provision for income taxes	31,674	453	(31)	32,096
Capital expenditures	6,156	20	—	6,176
Long-lived assets	31,446	10,540	—	41,986
Total assets	$220,817	$17,130	$(17,417)	$220,530

Fiscal Year Ended June 30, 2015
	US	Australia [1]	Eliminations	Total
Net sales	$219,142	$14,919	$(5,440)	$228,621
Affiliate (or intersegment) sales	5,440	—	(5,440)	—
Net sales to external customers	213,702	14,919	—	228,621
Depreciation and amortization	4,318	572	—	4,890
Net income (loss) before provision for income taxes	32,142	295	(591)	31,846
Capital expenditures	5,299	67	—	5,366
Long-lived assets	30,125	11,481	—	41,606
Total assets	$200,260	$17,982	$(17,928)	$200,314

Fiscal Year Ended June 30, 2014
	US	Australia	Eliminations	Total
Net sales	$190,935	$—	$—	$190,935
Affiliate (or intersegment) sales	—	—	—	—
Net sales to external customers	190,935	—	—	190,935
Depreciation and amortization	6,777	—	—	6,777
Net loss before provision for income taxes	(3,408)	—	—	(3,408)
Capital expenditures	5,915	—	—	5,915
Long-lived assets	29,039	—	—	29,039
Total assets	$84,801	$—	$—	$84,801
1 Represents the results of the Company's Licensee since its acquisition on October 23, 2014.

19. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2016
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net sales	$66,680	$68,539	$60,506	$57,240	$252,965
Gross profit	17,825	18,406	15,879	14,710	66,820
Operating income	7,825	11,825	8,979	7,275	35,904
Net income	4,090	6,507	5,718	3,980	20,295
Net income attributable to non-controlling interest	486	731	614	422	2,253
Net income attributable to Malibu Boats, Inc.	$3,604	$5,776	$5,104	$3,558	$18,042
Basic net income per share	$0.21	$0.32	$0.28	$0.20	$1.01
Diluted net income per share	$0.20	$0.32	$0.28	$0.20	$1.00

	Quarter Ended				Fiscal Year Ended June 30, 2015
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net sales	$60,716	$64,762	$55,484	$47,659	$228,621
Gross profit	16,275	17,897	14,164	12,093	60,429
Operating income	11,324	9,523	6,998	3,305	31,150
Net income	7,575	7,643	5,576	2,389	23,183
Net income income attributable to non-controlling interest	1,923	3,278	2,312	1,009	8,522
Net income attributable to Malibu Boats, Inc.	$5,652	$4,365	$3,264	$1,380	$14,661
Basic net income per share	$0.35	$0.28	$0.21	$0.09	$0.93
Diluted net income per share	$0.35	$0.28	$0.21	$0.09	$0.93
20. Subsequent Events
On August 4, 2016, the Company paid down $15,000 of its term loan under the Amended and Restated Credit Agreement.
On August 18, 2016, the Company received a judgment rendered against it in connection with a lawsuit by Marine Power, a former supplier of engines to the Company. alleging breach of contract. While the Company is reviewing the decision and considering its options, including filing post-trial motions and seeking appellate review, the Company recorded a one-time charge of $3,268 in connection with the judgment for fiscal year ending June 30, 2016. Refer to "Legal Proceedings" in Note 16 for more information.

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2016, our internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV.

Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended June 30, 2016, 2015, and 2014.

•	Consolidated Balance Sheets as of June 30, 2016 and 2015.

•	Consolidated Statements of Members’ and Stockholders’ Equity for the fiscal years ended June 30, 2016, 2015, and 2014.

•	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015, and 2014.

•	Notes to Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firms.
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
10.4
Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, swingline lender and issuing lender, and the lenders and other guarantors party thereto, dated April 2, 2015. [1]

10.4.1
First Amendment dated February 3, 2016, to the Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, swingline lender and issuing lender, and the lenders and other guarantors party thereto[8]

10.4.2
Second Amendment dated August 15, 2016, to the Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, swingline lender and issuing lender, and the lenders and other guarantors party thereto

10.5	Amended and Restated Security Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent, dated April 2, 2015.[1]

10.6 *	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.5 *	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.6 *	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.7 *	Long-Term Incentive Plan [2]
10.8 *	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.9 *	Form of Incentive Stock Option Agreement [2]
10.10 *	Form of Nonqualified Stock Option Agreement [2]
10.11 *	Form of Restricted Stock Agreement [2]
10.12 *	Form of Restricted Stock Unit Award Agreement [2]
10.13 *	Form of Indemnification Agreement [7]
10.14 *	Director Compensation Policy [5]
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
23.2	Consent of RSM US LLP, independent registered public accounting firm for Malibu Boats, Inc.
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

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on April 2, 2015.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on October 3, 2014.

(7)	Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-192862) filed on December 13, 2013.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 4, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

September 9, 2016	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

September 9, 2016	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer		September 9, 2016
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Wayne R. Wilson		September 9, 2016
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael K. Hooks		September 9, 2016
Michael K. Hooks	Chairman of the Board and Director
/s/ Mark W. Lanigan		September 9, 2016
Mark W. Lanigan	Director
/s/ Phillip S. Estes		September 9, 2016
Phillip S. Estes	Director
/s/ James R. Buch		September 9, 2016
James R. Buch	Director
/s/ Ivar S. Chhina		September 9, 2016
Ivar S. Chhina	Director
/s/ Michael J. Connolly		September 9, 2016
Michael J. Connolly	Director
/s/ Peter E. Murphy		September 9, 2016
Peter E. Murphy	Director
/s/ John E. Stokely		September 9, 2016
John E. Stokely	Director