Form 10-Q
period 2016-09-30
Malibu Boats, Inc.
filed 2016-11-02
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of November 1, 2016:	17,722,056	shares
Class B Common Stock, par value $0.01, outstanding as of November 1, 2016:	22	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2016	2015
Net sales	$62,021	$57,240
Cost of sales	46,198	42,530
Gross profit	15,823	14,710
Operating expenses:
Selling and marketing	2,423	2,262
General and administrative	6,064	4,626
Amortization	550	547
Operating income	6,786	7,275
Other (expense) income:
Other	17	7
Interest expense	(430)	(1,316)
Other expense	(413)	(1,309)
Income before provision for income taxes	6,373	5,966
Provision for income taxes	2,147	1,986
Net income	4,226	3,980
Net income attributable to non-controlling interest	446	422
Net income attributable to Malibu Boats, Inc.	$3,780	$3,558

Comprehensive income:
Net income	$4,226	$3,980
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	357	(1,257)
Other comprehensive income (loss), net of tax	357	(1,257)
Comprehensive income, net of tax	4,583	2,723
Less: comprehensive income attributable to non-controlling interest, net of tax	484	289
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$4,099	$2,434

Weighted average shares outstanding used in computing net income per share:
Basic	17,734,390	17,942,085
Diluted	17,761,768	17,948,835
Net income available to Class A Common Stock per share:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2016	June 30, 2016

Assets
Current assets
Cash	$16,293	$25,921
Trade receivables, net	15,593	14,690
Inventories, net	24,293	20,431
Prepaid expenses and other current assets	2,269	2,707
Income tax receivable	392	965
Total current assets	58,840	64,714
Property and equipment, net	17,776	17,813
Goodwill	12,646	12,470
Other intangible assets, net	11,231	11,703
Deferred tax assets	112,892	113,798
Other assets	30	32
Total assets	$213,415	$220,530
Liabilities
Current liabilities
Current maturities of long-term debt	$1,117	$8,000
Accounts payable	18,332	16,158
Accrued expenses	20,096	19,055
Income taxes and tax distribution payable	523	427
Payable pursuant to tax receivable agreement, current portion	4,189	4,189
Total current liabilities	44,257	47,829
Deferred tax liabilities	678	685
Payable pursuant to tax receivable agreement, less current portion	89,561	89,561
Long-term debt, less current maturities	55,030	63,086
Other long-term liabilities	895	1,136
Total liabilities	190,421	202,297
Commitments and contingencies (See Note 13)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,699,056 shares issued and outstanding as of September 30, 2016; 17,690,874 issued and outstanding as of June 30, 2016	176	176
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 23 shares issued and outstanding as of September 30, 2016 and June 30, 2016	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and June 30, 2016	—	—
Additional paid in capital	44,571	44,151
Accumulated other comprehensive loss	(2,114)	(2,471)
Accumulated deficit	(24,522)	(28,302)
Total stockholders' equity attributable to Malibu Boats, Inc.	18,111	13,554
Non-controlling interest	4,883	4,679
Total stockholders’ equity	22,994	18,233
Total liabilities and stockholders' equity	$213,415	$220,530
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	17,690	$176	23	$—	$44,151	$(2,471)	$(28,302)	$4,679	$18,233
Net income	—	—	—	—	—	—	3,780	446	4,226
Stock based compensation, net of withholding taxes on vested equity awards	8	—	—	—	357	—	—	—	357
Issuances of equity for services	1	—	—	—	63	—	—	—	63
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(242)	(242)
Foreign currency translation adjustment	—	—	—	—	—	357	—	—	357
Balance at September 30, 2016	17,699	$176	23	$—	$44,571	$(2,114)	$(24,522)	$4,883	$22,994

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2016	2015
Operating activities:
Net income	$4,226	$3,980
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	465	340
Depreciation	968	775
Amortization of intangible assets	550	547
Gain on sale-leaseback transaction	(3)	(3)
Amortization of deferred financing costs	61	66
Change in fair value of interest rate swap	(245)	557
Deferred income taxes	929	620
Gain on sale of equipment	(16)	—
Change in operating assets and liabilities:
Trade receivables	(899)	(1,790)
Inventories	(3,834)	(3,700)
Prepaid expenses and other assets	440	61
Accounts payable	2,183	5,430
Accrued expenses and other liabilities	1,832	(1,332)
Net cash provided by operating activities	6,657	5,551
Investing activities:
Purchases of property and equipment	(860)	(1,287)
Proceeds from sale or disposal of property, plant and equipment	16	—
Net cash used in investing activities	(844)	(1,287)
Financing activities:
Principal payments on long-term borrowings	(15,000)	(1,500)
Cash paid for withholding taxes on vested restricted stock	(108)	—
Distributions to LLC Unit holders	(341)	(188)
Net cash used in financing activities	(15,449)	(1,688)
Effect of exchange rate changes on cash	8	(104)
Changes in cash	(9,628)	2,472
Cash—Beginning of period	25,921	8,387
Cash—End of period	$16,293	$10,859

Supplemental cash flow information:
Cash paid for interest	$646	$1,038
Cash paid for income taxes	401	1,112
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	—	142
Establishment of amounts payable under tax receivable agreements	—	118
Tax distributions payable to non-controlling LLC Unit holders	242	262
Equity issued to directors for services	63	63
Accrual for tax withholdings on vested restricted stock units	—	80
Capital expenditures in accounts payable	47	—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or “Malibu”), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC (the “LLC”). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC (“LLC Units”). See Note 2. Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, performance sports boats that are sold through a world-wide network of independent dealers. On October 23, 2014, the Company acquired all the outstanding shares of Malibu Boats Pty. Ltd. (the “Licensee”), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result of the acquisition, the Company also consolidates the financial results of the Licensee. The Company reports its results of operations under two reportable segments called U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2016 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at September 30, 2016 and the results of its operations and the cash flows for the three month periods ended September 30, 2016 and September 30, 2015. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2017. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. Accounting Standards Update (“ASU”) 2014-09 will now become effective for fiscal years beginning after December 15, 2017. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to extend the mandatory effective date by one year. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out (“LIFO”) method. This amendment is effective for fiscal years beginning after December, 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this ASU, but does not expect it will have a material impact.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. This guidance provides specific classification of how certain cash receipts and cash payments are presented in the statement of cash flows. The ASU should be applied using a retrospective transition method. If it is impracticable to apply the amendments retrospectively for some of the cash flow issues, the amendments for those issues should then be applied prospectively at the earliest date practicable. The Company is currently assessing the potential impact of this ASU on its presentation of the consolidated financial statements.
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

	As of September 30, 2016		As of June 30, 2016
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,404,923	7.4%	1,404,923	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,699,056	92.6%	17,690,874	92.6%
	19,103,979	100.0%	19,095,797	100.0%
The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2016	$4,679
Allocation of income to non-controlling LLC Unit holders for period	446
Distributions paid and payable to non-controlling LLC Unit holders for period	(242)
Balance of non-controlling interest as of September 30, 2016	$4,883
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2016, the LLC issued a total of 11,581 LLC Units to the Company in connection with the Company's issuance of Class A Common Stock to a non-employee director for his services and the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"). During the three months ended September 30, 2016, 3,399 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 3,399 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of September 30, 2016 and 2015, tax distributions payable to non-controlling LLC Unit holders were $242 and $262, respectively. During the three months ended September 30, 2016 and 2015, tax distributions paid to the non-controlling LLC Unit holders were $341 and $150, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Inventories
Inventories, net consisted of the following:

	As of September 30, 2016	As of June 30, 2016
Raw materials	$17,031	$14,858
Work in progress	2,581	1,250
Finished goods	4,681	4,323
Total inventories	$24,293	$20,431
4. Property and Equipment
Property and equipment, net consisted of the following:

	As of September 30, 2016	As of June 30, 2016
Land	$254	$254
Leasehold improvements	7,208	7,168
Machinery and equipment	21,091	20,035
Furniture and fixtures	2,790	2,765
Construction in process	172	356
	31,515	30,578
Less: Accumulated depreciation	(13,739)	(12,765)
Property and equipment, net	$17,776	$17,813
Depreciation expense was $968 and $775 for the three months ended September 30, 2016 and 2015, substantially all of which was recorded in cost of goods sold.

5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2016 were as follows:

Goodwill as of June 30, 2016	$12,470
Effect of foreign currency changes on goodwill	176
Goodwill as of September 30, 2016	$12,646
The components of other intangible assets were as follows:

	As of September 30, 2016	As of June 30, 2016	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Reacquired franchise rights	$1,374	$1,339	5	3.1
Dealer relationships	29,835	29,773	8-15	13.1
Patent	1,386	1,386	12	1.8
Trade name	24,667	24,667	15	4.9
Non-compete agreement	53	52	10	8.1
Backlog	95	93	0.3	0.0
Total	57,410	57,310
Less: Accumulated amortization	(46,179)	(45,607)
Total other intangible assets, net	$11,231	$11,703
Amortization expense recognized on all amortizable intangibles was $550 and $547 for the three months ended September 30, 2016 and 2015.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2017	$1,652
2018	2,203
2019	2,097
2020	1,898
2021	1,813
Thereafter	1,568
$11,231
6. Product Warranties
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
Changes in the Company’s product warranty liability were as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015
Beginning balance	$8,083	$6,610
Add: Warranty expense	1,869	1,595
Less: Warranty claims paid	(1,219)	(1,025)
Ending balance	$8,733	$7,180
7. Financing
Outstanding debt consisted of the following:

	As of September 30, 2016	As of June 30, 2016
Term loan	$57,000	$72,000
Less unamortized debt issuance costs	(853)	(914)
Total debt	56,147	71,086
Less current maturities	(1,117)	(8,000)
Long term debt less current maturities	$55,030	$63,086
Long-Term Debt
Amended and Restated Line of Credit and Term Loan. On April 2, 2015, Malibu Boats, LLC (the "Borrower"), a wholly owned subsidiary of the LLC, entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Amended and Restated Credit Agreement”). The obligations of Malibu Boats LLC under the Amended and Restated Credit Agreement are currently guaranteed by its parent, the LLC, and its subsidiary, Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Boats Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan mature on April 2, 2020.
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of September 30, 2016, and a $80,000 term loan, which was subject to quarterly installments of $1,500 per quarter until March 31, 2016. The quarterly installments are now $2,000 per quarter until March 31, 2019 and $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. The weighted average interest rate on the term loan was 3.00% for the three month period ended September 30, 2016.
The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of September 30, 2016, the Company had no outstanding balance under the swingline facility. Under the Amended and Restated Credit Agreement, the Company also has the ability to issue letters of credit up to $5,000. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment. As of September 30, 2016, the Company had issued letters of credit for $100.
The Amended and Restated Credit Agreement permits prepayment without any penalties. It also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC's activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, Malibu Boats, LLC, and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $6,000 in any fiscal year and dividends and distributions up to $15,000 in connection with the Company's stock repurchase program, in each case, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
In connection with the Amended and Restated Credit Agreement, the Company capitalized $1,224 in deferred financing costs. These costs are being amortized over the term of the Amended and Restated Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of September 30, 2016.
On August 4, 2016, in accordance with the Amended and Restated Credit Agreement, the Company exercised its option to prepay $15,000 of its outstanding term loan and elected to apply this prepayment to principal installments through June 30, 2018. As of September 30, 2016, the Company included $1,117 of long term debt as current due to the consolidated excess cash flow prepayment requirement under the terms of its Amended and Restated Credit Agreement.
Covenant Compliance
As of September 30, 2016, the Company is in full compliance with the terms of the Amended and Restated Credit Agreement, including all related covenants.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 9. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2016 and September 30, 2015, the Company recorded a gain of $245 and a loss of $557, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2016 and June 30, 2016 the the fair value of the swap liability was $618 and $863, respectively.
8. Tax Receivable Agreement Liability
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

The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of September 30, 2016	As of June 30, 2016
Beginning balance	$93,750	$96,470
Additions to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	111
Payments under tax receivable agreement	—	(2,831)
	93,750	93,750
Less current portion under tax receivable agreement	(4,189)	(4,189)
Ending balance	$89,561	$89,561
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
As of September 30, 2016, the Company recorded deferred tax assets of $111,060 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due on March 15, 2017.
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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016:
Interest rate swap not designated as cash flow hedge	$618	$—	$618	$—
Total liabilities at fair value	$618	$—	$618	$—

As of June 30, 2016:
Interest rate swap not designated as cash flow hedge	$863	$—	$863	$—
Total liabilities at fair value	$863	$—	$863	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of September 30, 2016 or June 30, 2016.
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
10. Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2016 and June 30, 2016, the Company maintained a valuation allowance of $9,700 against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. For the three months ended September 30, 2016 and 2015, the Company's effective tax rate was 33.7% and 33.3%, respectively. The principal differences in the Company's effective tax rate with comparable historical periods presented and the statutory federal income tax rate of 35% relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and state taxes. The Company's effective tax rate for the three months ended September 30, 2016 and 2015 also reflects the impact of the Company's share of the LLC's permanent items such as non-deductible stock compensation expense attributable to profits interests. Additionally, the Company's effective tax rate for the three months ended September 30, 2016 includes the benefit of deductions under Section 199 of the Internal Revenue Code.

11. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2016, 1,391,469 shares remain available for future issuance under the Incentive Plan.
On November 6, 2015, the Company granted 130,564 restricted stock unit and restricted stock awards to certain key employees. The grant date fair value of these awards was $1,994 based on a stock price of $15.27 per share on the date of grant. Under the terms of the agreements, approximately 12% of the awards vested immediately on the grant date, approximately 38% vest in substantially equal annual installments over a three or four year period, and the remaining 50% of the awards vest in tranches based on the achievement of annual or cumulative performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation. On September 14, 2016, 18,863 restricted stock units and restricted stock awards vested based on a stock price of $14.10 for the achievement of the Company's annual performance target. Readers should refer to Note 14 to the fiscal 2016 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for additional information related to the Company's other awards and the Incentive Plan.
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2016:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2016	140,908	$16.17
Granted	3,171	14.90
Vested	(22,034)	(15.22)
Forfeited	(975)	(20.18)
Total Non-vested Restricted Stock Units as of September 30, 2016	121,070	$16.28
Stock compensation expense attributable to the Company's share-based equity awards was $465 and $340 for the three months ended September 30, 2016 and 2015, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income (loss). The cash flow effects resulting from share-based awards were reflected as noncash operating activities. As of September 30, 2016 and June 30, 2016, unrecognized compensation cost related to nonvested, share-based compensation was $1,646 and $2,131, respectively. As of September 30, 2016, the weighted average years outstanding for unvested awards under the Incentive Plan was 2.5. All awards under the previously existing LLC Agreement were fully vested as of September 30, 2016. During the three months ended September 30, 2016, the Company withheld approximately 8,062 shares at an aggregate cost of approximately $108, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested and were issued. Awards vesting during the three months ended September 30, 2016 include 3,171 fully vested restricted stock units issued to non-employee directors for their services as directors for the Company.
12. Net Earnings Per Share
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
Basic and diluted net earnings per share of Class A Common Stock for the three months ended September 30, 2016 and 2015 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended
	September 30, 2016	September 30, 2015
Basic:
Net income attributable to Malibu Boats, Inc.	$3,780	$3,558
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	17,620,852	17,869,406
Weighted-average participating restricted stock units convertible into Class A Common Stock	113,538	72,679
Basic weighted-average shares outstanding	17,734,390	17,942,085
Basic net income per share	$0.21	$0.20

Diluted:
Net income attributable to Malibu Boats, Inc.	$3,780	$3,558
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	17,734,390	17,942,085
Restricted stock units granted to employees	27,378	6,750
Diluted weighted-average shares outstanding [1]	17,761,768	17,948,835
Diluted net income per share	$0.21	$0.20
1 The Company excluded 1,462,150 and 1,416,973 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2016 and 2015, as these shares would have been antidilutive.
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss). No units were repurchased during the three months ended September 30, 2016. During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. Other than these repurchase commitments, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchases as of September 30, 2016 or June 30, 2016, respectively.
Contingencies

Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at September 30, 2016 (unaudited) or June 30, 2016 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged MasterCraft's infringement of a utility patent related to wake surfing technology (U.S. Patent No. 8,578,873). MasterCraft denied liability arising from the causes of action alleged in the Company's complaint and filed a counterclaim alleging non-infringement and invalidity of the asserted patent. On August 13, 2015, MasterCraft filed a motion for summary judgment of non-infringement, which the Company opposed. On February 11, 2016, the Court denied MasterCraft’s motion for summary judgment as premature, without prejudice to MasterCraft re-filing the motion after claim construction and further discovery. On December 11, 2015, the Court issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on May 1, 2017. The parties are currently engaged in fact discovery and claim construction proceedings. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft's counterclaims are without merit.
On February 16, 2016, the Company filed a second suit against MasterCraft in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company’s complaint alleges MasterCraft’s infringement of another utility patent related to wake surfing technology (U.S. Patent No. 9,260,161). On March 14, 2016, MasterCraft filed a partial motion to dismiss, asking the Court to dismiss the Company’s claim for willful infringement. The Court has not yet decided MasterCraft’s motion to dismiss. On the same date, MasterCraft filed a motion for an extension of time to respond to the rest of the Company’s complaint, which the Court granted on June 16, 2016. Other than the motion to dismiss the Company’s claim for willful infringement, MasterCraft has not yet responded to the Company’s complaint. On October 5, 2016, the parties filed a joint motion to bifurcate any antitrust counterclaim; the Court has not yet ruled on that motion. On June 7, 2016, the Court issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on October 30, 2017. The parties are currently engaged in fact discovery. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft’s threatened counterclaims are without merit.
On May 18, 2016, MasterCraft filed two petitions with the U.S. Patent and Trademark Office, or “PTO,” requesting institution of Inter Partes Review, or “IPR,” of the Company’s U.S. Pat. No. 8,578,873, the patent at issue in the first Tennessee lawsuit. On August 23, 2016, the Company filed its preliminary responses to the IPR petitions. The PTO has not yet decided whether to institute the IPRs.
On September 30, 2015, Great Wakes Boating, Inc. filed suit against the Company, Sunny Marine, LLC, Norris Companies a/k/a Norris Docks, LLC, Wayne Wilson, Scott Davenport and certain former employees of the Company and other individuals, in the Chancery Court for Anderson County, Tennessee seeking monetary and injunctive relief. The suit alleged inducement to breach contract, misrepresentation, promissory estoppel, violations of the Tennessee Uniform Trade Secrets Act and civil conspiracy by the Company and Messrs. Wilson, and Davenport. Great Wakes voluntarily dismissed its lawsuit without prejudice against all parties on June 22, 2016. If the claims are revived by Great Wakes, the Company believes the claims are without merit and plans to vigorously defend any lawsuit.
On April 22, 2014, Marine Power, a former supplier of engines to the Company, initiated a lawsuit against the Company in the U.S. District Court for the Eastern District of Tennessee seeking monetary damages. On July 10, 2015, the Company filed an Answer and Counterclaim in the lawsuit filed by Marine Power.  The Company denied any liability arising from the causes of action alleged by Marine Power. The lawsuit proceeded to trial on August 8, 2016. On August 18, 2016, in connection with a judgment rendered against the Company in a litigation with Marine Power, the Company recorded a charge of $3,268 during the three months ended June, 30, 2016. The Company filed post-trial motions. Depending on the outcome of post-trial motions, the Company will consider seeking appellate review.

On August 26, 2016, Wizard Lake Marine Inc. and Wizard Lake Marine (B.C.) Inc., collectively “Wizard Lake”, a former dealer of the Company’s, initiated a lawsuit against the Company in the Court of Queen’s Bench of Alberta, Canada seeking monetary damages. The suit alleged breach of contract, wrongful termination, misrepresentation, breach of duty of good faith, and intentional interference. Wizard Lake is asking for damages of $8,717. The Company denies any liability arising from the causes of action alleged by Wizard Lake and plans to vigorously defend the lawsuit.
14. Segment Information
The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2016 and 2015, respectively and the Company’s financial position at September 30, 2016 and June 30, 2016, respectively:

	Three Months Ended September 30, 2016
	U.S.	Australia	Eliminations	Total
Net sales	$58,768	$5,495	$(2,242)	$62,021
Affiliate (or intersegment) sales	2,242	—	(2,242)	—
Net sales to external customers	56,526	5,495	—	62,021
Income (loss) before provision for income taxes	6,059	386	(72)	6,373

	Three Months Ended September 30, 2015
	U.S.	Australia	Eliminations	Total
Net sales	$53,895	$4,770	$(1,425)	$57,240
Affiliate (or intersegment) sales	1,425	—	(1,425)	—
Net sales to external customers	52,470	4,770	—	57,240
Income before provision for income taxes	5,789	58	119	5,966

	As of September 30, 2016	As of June 30, 2016
Assets
U.S.	$212,954	$220,817
Australia	17,739	17,130
Eliminations	(17,278)	(17,417)
Total assets	$213,415	$220,530

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, and the successful introduction of our new products, as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2016 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
We offer our boats for sale through an extensive network of independent dealers in North America, Australia, and throughout the rest of the world. Our boats are the exclusive performance sport boats offered by the majority of our dealers.
On a consolidated basis, net sales increased 8.4%, gross profit increased 7.6%, net income increased 6.2% and adjusted EBITDA increased 4.4% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, net sales at our U.S. operations increased 9.0%, gross profit increased 8.9%, net income increased 5.5% and adjusted EBITDA increased 3.0%. The increase in net income in the first quarter of fiscal 2017 was mainly due to an increase in net sales attributable to higher volumes, increased demand for optional features, year over year price increases and mix of new, higher priced models. A decrease in interest expense attributable to a change in the fair value of our interest rate swap further contributed to the increase in net income, but was partially offset by higher operating expenses related to ongoing legal matters. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”

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
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal years 2015 and 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 10% in 2015, 16% in 2014, and12% in 2013 for the 50 reporting states. Domestic retail demand growth has continued for calendar year 2016, however, we believe the pace is at the lower end of or below that of calendar years 2013 through 2015. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, we believe the substantial decrease in the price of oil has resulted in reduced demand for our boats in the southwest region due to a loss of jobs. Further, international demand has been diminished by the broad strength of the U.S. dollar where our product prices have increased along with the U.S. dollar, weakening commodity prices in commodity driven economies, and a general weakening in the international economy. The U.S. dollar appreciation and weakening commodity prices is significantly impacting the Canadian market, an important market for us. Demand remains weak in other areas of the world, notably South America, South Africa and Europe. To date, growth in our domestic market has offset significantly diminished demand from the international market (other than Australia) and in Australia we have continued to benefit in unit and revenue volume from the strengthened U.S. dollar, where demand for Malibu boats versus the imported competition remains in our favor. Because we continue to face international demand challenges and we did not expect double digit growth in the U.S. market in 2016, we limited wholesale shipments of our boats over the prior two quarters, which we believe when combined with slightly stronger retail growth domestically has resulted in lower dealer inventory levels. We believe these lower inventory levels will allow our wholesale shipments to more closely match retail demand in the near-term. Other challenges that could impact demand for performance sport boats include higher interest rates reducing retail consumer appetite for our product, consumer confidence, the availability of credit to our dealers and retail consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, redesigned models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment continued in 2015 and our share was up only slightly. However, given recent strong new product introductions and strong retail registration trends, we believe we will increase our domestic market share meaningfully during calendar year 2016 and we have the potential to increase our market share to its highest level in our company's history. For model year 2016 which began on July 1, 2015, we unveiled the all-new Malibu Wakesetter 25 LSV, the Wakesetter 20 VTX and Axis A20 and in November of 2015 we launched the revolutionary Malibu M235. The M235 is designed to deliver luxury and performance in an ultra-premium market. In addition, on our model year 2016 products, we further enhanced our Integrated Surf Platform (or “ISP”). Our ISP includes our Surf Gate system and Power Wedge 2 with hydraulic actuators as well as our patented rider controlled Surf Band technology and other key features. Other enhanced features for model year 2016 included power seats, new windshields, new vinyl and color thread and backup cameras. Also, with model year 2016 we furthered our vertical integration efforts by beginning to manufacture our own trailers. For model year 2017, we will launch four new models: the Malibu Wakesetter 24 MXZ, the Malibu Wakesetter 22 MXZ, and the Malibu Wakesetter 21 VLX, all launched in the summer of 2016, and we will launch an additional Malibu model this fall. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
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

•	Trailers, parts and accessories sales—consists of sales of boat trailers and replacement and aftermarket boat parts and accessories to our dealer network; and

•	Royalty income—consists of royalties attributable to license agreements with various boat manufacturers.

•	Net sales are net of:

•	Sales returns—primarily contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and

•
Rebates, free flooring and discounts—incentives, including rebates and free flooring, we provide to our dealers based on sales of eligible products. If a dealer meets its annual commitment volume as well as other terms of the rebate program, the dealer is entitled to a specified rebate. We implemented a new rebate program for model year 2017. Under the new program, if a dealer meets certain monthly and quarterly criteria based on the dealer's volume commitment, the dealer may be eligible for a specified rebate. Our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.”

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
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the three months ended September 30, 2016 reflects a reported effective tax rate of 33.7%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, as well as the benefit of deductions under Section

199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of September 30, 2016, we had a 92.6% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.

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

	Three Months Ended September 30,
	2016		2015
	$	% Revenue	$	% Revenue
Net sales	62,021	100.0%	57,240	100.0%
Cost of sales	46,198	74.5%	42,530	74.3%
Gross profit	15,823	25.5%	14,710	25.7%
Operating expenses:
Selling and marketing	2,423	3.9%	2,262	4.0%
General and administrative	6,064	9.8%	4,626	8.1%
Amortization	550	0.9%	547	1.0%
Operating income	6,786	10.9%	7,275	12.7%
Other income (expense):
Other	17	—%	7	—%
Interest expense	(430)	(0.7)%	(1,316)	(2.3)%
Other expense	(413)	(0.7)%	(1,309)	(2.3)%
Income before provision for income taxes	6,373	10.3%	5,966	10.4%
Provision for income taxes	2,147	3.5%	1,986	3.5%
Net income	4,226	6.8%	3,980	7.0%
Net income attributable to non-controlling interest	446	0.7%	422	0.7%
Net income attributable to Malibu Boats, Inc.	3,780	6.1%	3,558	6.2%

	Three Months Ended September 30,
	2016		2015
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
U.S.	756	90.8%	746	90.4%
Australia	77	9.2%	79	9.6%
Total units	833		825

Volume by Brand
Malibu	577	69.3%	534	64.7%
Axis	256	30.7%	291	35.3%
Total units	833		825

Net sales per unit	$74,455		$69,382
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
Net Sales
Net sales for the three months ended September 30, 2016 increased $4.8 million, or 8.4%, to $62.0 million as compared to the three months ended September 30, 2015. Included in net sales for the three months ended September 30, 2016 and September 30, 2015 were net sales of $5.5 million and $4.8 million, respectively, attributable to our Australian business. Unit volume for the three months ended September 30, 2016 increased 8 units, or 1.0%, to 833 units as compared to the three months ended September 30, 2015 due to a demand-driven increase in our daily production rate. Net sales per unit increased 7.3% to $74,455 per unit for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily driven by year over year price increases, lower discount activity, and a mix shift from Axis to Malibu, which carries a higher average selling price than our Axis brand.

Cost of Sales
Cost of sales for the three months ended September 30, 2016 increased $3.7 million, or 8.6%, to $46.2 million as compared to the three months ended September 30, 2015. The increase in cost of sales was primarily driven by higher material content and labor hours driven by the mix shift to Malibu from Axis.
Gross Profit
Gross profit for the three months ended September 30, 2016 increased $1.1 million, or 7.6%, to $15.8 million compared to the three months ended September 30, 2015. The increase in gross profit resulted primarily from higher volumes and year over year price increases. Gross margin for the three months ended September 30, 2016 decreased 20 basis points from 25.7% to 25.5% over the same period in the prior fiscal year. The decrease in gross margin was driven primarily by higher labor costs.
Operating Expenses
Selling and marketing expense for the three month period ended September 30, 2016 increased $0.2 million, or 7.1%, to $2.4 million compared to the three months ended September 30, 2015, due primarily to increased payroll, commissions, and related costs attributable to additional headcount and timing of marketing events. General and administrative expenses for the three months ended September 30, 2016 increased $1.4 million, or 31.1%, to $6.1 million as compared to the three months ended September 30, 2015, largely due to an increase in legal expenses related to ongoing litigation matters.
Other Income (Expense), Net
Other expense, net for the three month period ended September 30, 2016 decreased $0.9 million as compared to the three months ended September 30, 2015. The decrease in other expense, net is mostly related to lower interest expense on our term loan which had a lower average principal balance during the three month period ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily as a result of a principal payment of $15.0 million in August 2016 and a change in the fair value of our interest rate swap we entered into on July 1, 2015.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2016 increased $0.2 million, to $2.1 million compared to the three months ended September 30, 2015. The increase in our provision for income taxes reflects an increase in our reported effective tax rate which was 33.7% for the three months ended September 30, 2016 compared to 33.3% over the same period in the prior fiscal year. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income for the three month period ended September 30, 2016 by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2016 and 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.4% and 7.3%, respectively.
GAAP Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses and non-cash compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Net income	$4,226	$3,980
Provision for income taxes	2,147	1,986
Interest expense	430	1,316
Depreciation	968	775
Amortization	550	547
Professional fees [1]	1,069	170
Acquisition and integration related expenses [2]	—	330
Stock based compensation expense [3]	465	340
Adjusted EBITDA	$9,855	$9,444
Adjusted EBITDA Margin	15.9%	16.5%

(1)
Represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC. For more information about the legal proceedings, refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)	Represents legal and advisory fees as well as integration related costs incurred in connection with certain acquisition activities.
(3)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 11 to our unaudited condensed consolidated financial statements.

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

The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except share and per share data):

	Three Months Ended September 30,
	2016	2015
Net income attributable to Malibu Boats, Inc.	$3,780	$3,558
Provision for income taxes	2,147	1,986
Professional fees [1]	1,069	170
Acquisition and integration related expenses [2]	—	330
Fair market value adjustment for interest rate swap [3]	(245)	557
Stock based compensation expense [4]	465	340
Net income attributable to non-controlling interest [5]	446	422
Fully distributed net income before income taxes	7,662	7,363
Income tax expense on fully distributed income before income taxes [6]	2,720	2,614
Adjusted fully distributed net income	$4,942	$4,749

Adjusted Fully Distributed Net Income per share of Class A Common Stock [7]:
Basic	$0.26	$0.25
Diluted	$0.26	$0.25

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [8]:
Basic	19,221,503	19,348,424
Diluted	19,221,503	19,348,424

(1)
Represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC. For more information about the legal proceedings, refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)	Represents legal and advisory fees as well as integration related costs incurred in connection with certain acquisition activities.
(3)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 11 to our unaudited condensed consolidated financial statements.

(5)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(6)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% of income before income taxes for the three months ended September 30, 2016 and 2015, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

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

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our debt arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Total cash provided by (used in):
Operating activities	$6,657	$5,551
Investing activities	(844)	(1,287)
Financing activities	(15,449)	(1,688)
Impact of currency exchange rates on cash balances	8	(104)
(Decrease) increase in cash	$(9,628)	$2,472
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
Operating Activities
Net cash provided by operating activities was $6.7 million for the three months ended September 30, 2016 compared to net cash provided by operating activities of $5.6 million for the three months ended September 30, 2015, an increase of $1.1 million. The increase in cash provided by operating activities was due to increased net income offset by a decrease in working capital driven by the timing of collections from accounts receivable and payments for accrued expenses offset by an increase in payments made for accounts payable.
Investing Activities
Net cash used for investing activities was $0.8 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015, a decrease of $0.5 million. The decrease in cash used for investing activities was primarily due to a reduction in capital outlays for manufacturing infrastructure and expansion activities, which were higher during the first quarter of fiscal 2016 because of our expansion of our trailer manufacturing infrastructure and the addition of a mezzanine level in the main facility at our Loudon, Tennessee plant.
Financing Activities
Net cash used in financing activities increased $13.8 million to $15.4 million for the three months ended September 30, 2016 compared to $1.7 million for the three months ended September 30, 2015, primarily due to a principal payment of $15.0 million on our outstanding term loan in August 2016. For the three months ended September 30, 2015 we only made principal payments of $1.5 million on the term loan.

Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower (the "Borrower"), has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank (the "Amended and Restated Credit Agreement"). Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% (the "Base Rate") or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The obligations of the Borrower under the credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. The revolving credit facility and term loan mature on April 2, 2020. As of September 30, 2016, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of September 30, 2016, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of September 30, 2016, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of September 30, 2016, $0.1 million was issued and undrawn under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. On August 4, 2016, in accordance with the Amended and Restated Credit Agreement, we elected to prepay $15.0 million of its term loan. As of September 30, 2016, we had a total of $57.0 million outstanding under the term loans.

Subject to the terms of the credit agreement, Malibu Boats, LLC has the option to request the lenders to increase the aggregate amount under the revolving credit facility and the term loan facility up to an additional $50.0 million; however, the lenders are not obligated to do so.
The Amended and Restated Credit Agreement permits prepayment of the new term loan facility without any penalties. The term loan facility under the Amended and Restated Credit Agreement was subject to quarterly installments of $1.5 million per quarter until March 31, 2016. The quarterly installments are now $2.0 million per quarter until March 31, 2019, and $2.5 million per quarter thereafter. We elected to apply our $15.0 million prepayment in August 2016 to principal installments through June 30, 2018. The Amended and Restated Credit Agreement also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit Agreement. On October 28, 2016, we paid $1.1 million of our outstanding term loan related to the consolidated excess cash flow prepayment requirement under the terms of our Amended and Restated Credit Agreement.
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
We estimate that approximately $4.2 million and $1.1 million will be currently due under the tax receivable agreement and our term loan, respectively, within the next 12 months. In accordance with the tax receivable agreement, the first payment is anticipated to occur approximately 75 days after filing the federal tax return which is due March 15, 2017. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2017 will be significantly higher than our 2016 capital expenditures primarily due to expected investment in an adjacent facility that we plan to use for operations or other strategic initiatives. In addition, capital expenditures for fiscal year 2017 are expected to consist primarily of the finishing of our ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth.
Stock Repurchase Program
On February 1, 2016, our Board of Directors authorized a stock repurchase program to allow for repurchase of up to $15.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from February 8, 2016 to February 8, 2017. We intend to fund repurchases under the Repurchase Program from cash on hand. During the three months ended September 30, 2016 we purchased no additional shares under the repurchase program. As of September 30, 2016, we may repurchase up to an additional $11.0 million in shares of Class A Common Stock and LLC Units under the program.
Contractual Obligations and Commitments
Since June 30, 2016, we repaid $15.0 million on our outstanding term loan in August 2016, resulting in $57.0 million outstanding under our term loan as of September 30, 2016. All other changes to our contractual obligations during the three months ended September 30, 2016 were completed in the normal course of business and are not considered material.
Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 13 of our unaudited condensed consolidated financial statements for further information on repurchase commitments.
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
Critical Accounting Policies
As of September 30, 2016, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2016, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2016.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
There were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2016, in connection with the exchange of limited liability company interests of the LLC by a certain member of the LLC, the Company issued a total of 23,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the member in reliance on the exemption under Section 4(a)(2) of the Securities Act. At the same time, one share of Class B Common Stock held by the member was canceled in connection with the exchange.
In September 2016, the Company repurchased 3,399 shares of Class A Common Stock at $14.10 per share from an employee to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.
On February 1, 2016, our Board of Directors authorized our Repurchase Program to allow for repurchase of up to $15.0 million of our Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017. The Repurchase Program was publicly announced on February 4, 2016. During the three months ended September 30, 2016 we purchased no additional shares under the Repurchase Program. As of September 30, 2016, we may repurchase up to an additional $11.0 million in shares of Class A Common Stock and LLC Units under the program.
The credit agreement governing our credit facility generally prohibits the LLC and our other subsidiaries from paying dividends or making distributions to us. However, our credit agreement currently permits the LLC to make dividends and distributions of up to $6.0 million in any fiscal year for any reason and to make dividends and distributions of up to $15.0 million in connection with our Repurchase Program, in each case, subject to compliance with other financial covenants.
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
10.1
Second Amendment dated August 15, 2016, to the Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, dated April 2, 2015.[5]

31.1
Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(5)	Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 001-36290) filed on September 9, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2016	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)