Form 10-Q
period 2016-12-31
Malibu Boats, Inc.
filed 2017-02-01
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of January 31, 2017:	17,831,256	shares
Class B Common Stock, par value $0.01, outstanding as of January 31, 2017:	20	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales	$67,661	$60,506	$129,682	$117,746
Cost of sales	49,848	44,627	96,046	87,157
Gross profit	17,813	15,879	33,636	30,589
Operating expenses:
Selling and marketing	2,150	2,162	4,573	4,424
General and administrative	3,453	4,193	9,517	8,819
Amortization	549	545	1,099	1,092
Operating income	11,661	8,979	18,447	16,254
Other (expense) income:
Other	58	17	75	24
Interest expense	(37)	(362)	(467)	(1,678)
Other income (expense)	21	(345)	(392)	(1,654)
Income before provision for income taxes	11,682	8,634	18,055	14,600
Provision for income taxes	3,945	2,916	6,092	4,902
Net income	7,737	5,718	11,963	9,698
Net income attributable to non-controlling interest	836	614	1,282	1,036
Net income attributable to Malibu Boats, Inc.	$6,901	$5,104	$10,681	$8,662

Comprehensive income:
Net income	$7,737	$5,718	$11,963	$9,698
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(846)	608	(489)	(649)
Other comprehensive income (loss), net of tax	(846)	608	(489)	(649)
Comprehensive income, net of tax	6,891	6,326	11,474	9,049
Less: comprehensive income attributable to non-controlling interest, net of tax	746	679	1,230	968
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$6,145	$5,647	$10,244	$8,081

Weighted average shares outstanding used in computing net income per share:
Basic	17,786,122	17,986,517	17,760,256	17,964,300
Diluted	17,842,138	18,022,288	17,817,842	18,018,615
Net income available to Class A Common Stock per share:
Basic	$0.39	$0.28	$0.60	$0.48
Diluted	$0.39	$0.28	$0.60	$0.48

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	December 31, 2016	June 30, 2016

Assets
Current assets
Cash	$25,909	$25,921
Trade receivables, net	8,110	14,690
Inventories, net	23,412	20,431
Prepaid expenses and other current assets	2,227	2,707
Income tax receivable	36	965
Total current assets	59,694	64,714
Property and equipment, net	21,665	17,813
Goodwill	12,253	12,470
Other intangible assets, net	10,516	11,703
Deferred tax assets	111,622	113,798
Other assets	30	32
Total assets	$215,780	$220,530
Liabilities
Current liabilities
Current maturities of long-term debt	$—	$8,000
Accounts payable	14,242	16,158
Accrued expenses	19,972	19,055
Income taxes and tax distribution payable	1,254	427
Payable pursuant to tax receivable agreement, current portion	4,189	4,189
Total current liabilities	39,657	47,829
Deferred tax liabilities	621	685
Payable pursuant to tax receivable agreement, less current portion	89,896	89,561
Long-term debt, less current maturities	55,092	63,086
Other long-term liabilities	302	1,136
Total liabilities	185,568	202,297
Commitments and contingencies (See Note 13)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,831,256 shares issued and outstanding as of December 31, 2016; 17,690,874 issued and outstanding as of June 30, 2016	178	176
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 20 shares issued and outstanding as of December 31, 2016; 23 shares issued and outstanding as of June 30, 2016	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and June 30, 2016	—	—
Additional paid in capital	46,168	44,151
Accumulated other comprehensive loss	(2,960)	(2,471)
Accumulated deficit	(17,659)	(28,302)
Total stockholders' equity attributable to Malibu Boats, Inc.	25,727	13,554
Non-controlling interest	4,485	4,679
Total stockholders’ equity	30,212	18,233
Total liabilities and stockholders' equity	$215,780	$220,530
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	17,690	$176	23	$—	$44,151	$(2,471)	$(28,302)	$4,679	$18,233
Net income	—	—	—	—	—	—	10,681	1,282	11,963
Stock based compensation, net of withholding taxes on vested equity awards	89	1	—	—	578	—	—	—	579
Issuances of equity for services	6	—	—	—	626	—	—	—	626
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(335)	—	—	—	(335)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	383	—	—	—	383
Exchange of LLC Units for Class A Common Stock	46	1	—	—	765	—	—	(765)	1
Cancellation of Class B Common Stock	—	—	(3)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	(38)	(711)	(749)
Foreign currency translation adjustment	—	—	—	—	—	(489)	—	—	(489)
Balance at December 31, 2016	17,831	$178	20	$—	$46,168	$(2,960)	$(17,659)	$4,485	$30,212

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2016	2015
Operating activities:
Net income	$11,963	$9,698
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	745	1,005
Depreciation	1,994	1,616
Amortization of intangible assets	1,099	1,092
Gain on sale-leaseback transaction	(6)	(5)
Amortization of deferred financing costs	123	124
Change in fair value of interest rate swap	(825)	175
Deferred income taxes	2,474	1,601
Non-cash litigation payable	(1,330)	—
Gain on sale of equipment	(16)	—
Change in operating assets and liabilities:
Trade receivables	6,570	320
Inventories	(3,140)	(4,090)
Prepaid expenses and other assets	977	(1,081)
Accounts payable	(2,364)	3,484
Income taxes receivable and payable	1,630	(558)
Accrued expenses and other liabilities	2,353	190
Net cash provided by operating activities	22,247	13,571
Investing activities:
Purchases of property and equipment	(5,443)	(3,531)
Proceeds from sale or disposal of property, plant and equipment	16	—
Net cash used in investing activities	(5,427)	(3,531)
Financing activities:
Principal payments on long-term borrowings	(16,117)	(3,000)
Cash paid for withholding taxes on vested restricted stock	(167)	—
Distributions to LLC Unit holders	(621)	(489)
Net cash used in financing activities	(16,905)	(3,489)
Effect of exchange rate changes on cash	73	(21)
Changes in cash	(12)	6,530
Cash—Beginning of period	25,921	8,387
Cash—End of period	$25,909	$14,917

Supplemental cash flow information:
Cash paid for interest	$1,162	$1,400
Cash paid for income taxes	1,650	4,396
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	383	142
Establishment of amounts payable under tax receivable agreements	335	118
Exchange of LLC Units by LLC Unit holders for Class A common stock	765	39
Tax distributions payable to non-controlling LLC Unit holders	469	389
Equity issued to directors for services	626	626
Capital expenditures in accounts payable	415	338

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2016 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at December 31, 2016 and the results of its operations and its cash flows for the six month periods ended December 31, 2016 and December 31, 2015. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2017. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. Accounting Standards Update (“ASU”) 2014-09 will now become effective for fiscal years beginning after December 15, 2017. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to extend the mandatory effective date by one year. Entities have the option of using either the retrospective or cumulative effect transition method. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. This guidance provides specific classification of how certain cash receipts and cash payments are presented in the statement of cash flows. The ASU should be applied using a retrospective transition method. If it is impracticable to apply the amendments retrospectively for some of the cash flow issues, the amendments for those issues should then be applied prospectively at the earliest date practicable. The Company is currently assessing the potential impact of this ASU on its presentation of the consolidated statement of cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements and related disclosures.
2. Non-controlling Interest
The non-controlling interest on the unaudited condensed consolidated statement of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of December 31, 2016		As of June 30, 2016
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,359,302	7.1%	1,404,923	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,831,256	92.9%	17,690,874	92.6%
	19,190,558	100.0%	19,095,797	100.0%
The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2016	$4,679
Allocation of income to non-controlling LLC Unit holders for period	1,282
Distributions paid and payable to non-controlling LLC Unit holders for period	(711)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(765)
Balance of non-controlling interest as of December 31, 2016	$4,485
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2016, the Company caused the LLC to issue a total of 146,255 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan and (iv) the issuance of Class A Common Stock to various LLC Unit holders for exchanges of their LLC Units. During the six months ended December 31, 2016, 5,873 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 5,873 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of December 31, 2016 and 2015, tax distributions payable to non-controlling LLC Unit holders were $469 and $389, respectively. During the six months ended December 31, 2016 and 2015, tax distributions paid to the non-controlling LLC Unit holders were $583 and $268, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Inventories
Inventories, net consisted of the following:

	As of December 31, 2016	As of June 30, 2016
Raw materials	$16,499	$14,858
Work in progress	2,329	1,250
Finished goods	4,584	4,323
Total inventories	$23,412	$20,431
4. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31, 2016	As of June 30, 2016
Land	$367	$254
Building and leasehold improvements	10,150	7,168
Machinery and equipment	21,339	20,035
Furniture and fixtures	2,833	2,765
Construction in process	1,715	356
	36,404	30,578
Less: Accumulated depreciation	(14,739)	(12,765)
Property and equipment, net	$21,665	$17,813

Depreciation expense was $1,026 and $841 for the three months ended December 31, 2016 and 2015 and $1,994 and $1,616 for the six months ended December 31, 2016 and 2015, respectively, substantially all of which was recorded in cost of goods sold.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2016 were as follows:

Goodwill as of June 30, 2016	$12,470
Effect of foreign currency changes on goodwill	(217)
Goodwill as of December 31, 2016	$12,253
The components of other intangible assets were as follows:

	As of December 31, 2016	As of June 30, 2016	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Reacquired franchise rights	$1,296	$1,339	5	2.8
Dealer relationships	29,697	29,773	8-15	12.8
Patent	1,386	1,386	12	1.6
Trade name	24,667	24,667	15	4.7
Non-compete agreement	50	52	10	7.8
Backlog	90	93	0.3	0.0
Total	57,186	57,310
Less: Accumulated amortization	(46,670)	(45,607)
Total other intangible assets, net	$10,516	$11,703
Amortization expense recognized on all amortizable intangibles was $549 and $545 for the three months ended December 31, 2016 and 2015, respectively and $1,099 and $1,092 for the six months ended December 31, 2016 and 2015, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2017	$1,089
2018	2,178
2019	2,072
2020	1,884
2021	1,803
Thereafter	1,490
$10,516
6. Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years and two years for its Malibu and Axis brands, respectively. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities by brand on a quarterly basis and adjusts the amounts as necessary. The Company utilizes historical claims trends and analytical tools to assist in determining the appropriate warranty liability.

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Beginning balance	$8,733	$7,180	$8,083	$6,610
Add: Warranty expense	1,772	948	3,641	2,543
Less: Warranty claims paid	(1,301)	(952)	(2,520)	(1,977)
Ending balance	$9,204	$7,176	$9,204	$7,176
7. Financing
Outstanding debt consisted of the following:

	As of December 31, 2016	As of June 30, 2016
Term loan	$55,883	$72,000
Less unamortized debt issuance costs	(791)	(914)
Total debt	55,092	71,086
Less current maturities	—	(8,000)
Long term debt less current maturities	$55,092	$63,086
Long-Term Debt
Amended and Restated Line of Credit and Term Loan. On April 2, 2015, Malibu Boats, LLC (the "Borrower"), a wholly owned subsidiary of the LLC, entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Amended and Restated Credit Agreement”). The obligations of Malibu Boats LLC under the Amended and Restated Credit Agreement are currently guaranteed by its parent, the LLC, and its subsidiaries, Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The lending arrangements are required to be guaranteed by the LLC and the present and future domestic subsidiaries of Malibu Boats, LLC and are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and Malibu Boats Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan mature on April 2, 2020.
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of December 31, 2016, and a $80,000 term loan, which was subject to quarterly installments of $1,500 per quarter until March 31, 2016. The quarterly installments are now $2,000 per quarter until March 31, 2019 and $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. The weighted average interest rate on the term loan was 3.03% for the six month period ended December 31, 2016.
The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2016, the Company had no outstanding balance under the swingline facility. Under the Amended and Restated Credit Agreement, the Company also has the ability to issue letters of credit up to $5,000. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment. As of December 31, 2016, the Company had issued letters of credit for $100.
The Amended and Restated Credit Agreement permits prepayment without any penalties. It also requires prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Amended and Restated Credit

Agreement. It contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement requires compliance with certain financial covenants that the Company believes are usual for facilities and transactions of this type, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement also contains certain restrictive covenants, which, among other things, place limits on the LLC's activities and those of its subsidiaries, the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, Malibu Boats, LLC, and Malibu Domestic International Sales Corp. from paying dividends or making distributions, including to Malibu Boats, Inc. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $15,000 in connection with the Company's stock repurchase program and up to $6,000 in any fiscal year for any reason, in each case, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
In connection with the Amended and Restated Credit Agreement, the Company capitalized $1,224 in deferred financing costs. These costs are being amortized over the term of the Amended and Restated Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of December 31, 2016.
On August 4, 2016, in accordance with the Amended and Restated Credit Agreement, the Company exercised its option to prepay $15,000 of its outstanding term loan and elected to apply this prepayment to principal installments through June 30, 2018. On October 28, 2016, the Company paid $1,117 of long term debt due to the consolidated excess cash flow prepayment requirement under the terms of its Amended and Restated Credit Agreement.
Covenant Compliance
As of December 31, 2016, the Company is in full compliance with the terms of the Amended and Restated Credit Agreement, including all related covenants.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 9. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income. During the three months ended December 31, 2016 and 2015, the Company recorded a gain of $580 and $382, respectively, and during the six months ended December 31, 2016 and 2015, the Company recorded a gain of $825 and a loss of $175, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income. As of December 31, 2016 and June 30, 2016 the fair value of the swap liability included in other long-term liabilities on our unaudited condensed consolidated balance sheets was $38 and $863, respectively.
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

The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	December 31, 2016	June 30, 2016
Beginning balance	$93,750	$96,470
Additions to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	335	111
Payments under tax receivable agreement	—	(2,831)
	94,085	93,750
Less current portion under tax receivable agreement	(4,189)	(4,189)
Ending balance	$89,896	$89,561
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
As of December 31, 2016 and June 30, 2016, the Company had recorded deferred tax assets of $111,444 and $111,060, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due on March 15, 2017.
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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016:
Interest rate swap not designated as cash flow hedge	$38	$—	$38	$—
Total liabilities at fair value	$38	$—	$38	$—

As of June 30, 2016:
Interest rate swap not designated as cash flow hedge	$863	$—	$863	$—
Total liabilities at fair value	$863	$—	$863	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of December 31, 2016 or June 30, 2016.
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
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2016 and June 30, 2016, the Company maintained a valuation allowance of $9,730 and $9,700, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The increase in the valuation allowance is due to the exchanges of LLC Units into Class A common stock by certain LLC Unit holders during the six months ended December 31, 2016.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. For the three months ended December 31, 2016 and 2015, the Company's effective tax rate was 33.8%. For the six months ended December 31, 2016 and 2015, the Company's effective tax rate was 33.8% and 33.6%, respectively. The principal differences in the Company's effective tax rate with comparable historical periods presented and the statutory federal income tax rate of 35% relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and state taxes. The Company's effective tax rate for the three and six months ended December 31, 2016 and 2015 also reflects the impact of the Company's share of the LLC's permanent items such as non-deductible stock compensation expense attributable to profits interests. Additionally, the Company's effective tax rate for the three and six months ended December 31, 2016 and 2015 includes the benefit of deductions under Section 199 of the Internal Revenue Code.
11. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2016, 1,227,128 shares remain available for future issuance under the Incentive Plan.
On November 6, 2015, the Company granted 130,564 restricted stock units and restricted stock awards to certain key employees. The grant date fair value of these awards was $1,994 based on a stock price of $15.27 per share on the date of grant. Under the terms of the agreements, approximately 12% of the awards vested immediately on the grant date, approximately 38% vest in substantially equal annual installments over a three or four year period, and the remaining 50% of the awards vest in tranches based on the achievement of annual or cumulative performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation. On September 14, 2016, 18,863 restricted stock units and restricted stock awards vested based on a stock price of $14.10 for the achievement of the Company's annual performance target.
On November 4, 2016, the Company granted 130,500 restricted stock units and restricted stock awards to certain key employees. The grant date fair value of these awards was $2,039 based on a stock price of $15.62 per share on the date of grant. Under the terms of the agreements, approximately 63% of the awards vest in substantially equal annual installments over a four year period, and the remaining 37% of the awards vest in tranches based on the achievement of annual performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation. Readers should refer to Note 14 to the fiscal 2016 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for additional information related to the Company's other awards and the Incentive Plan.
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2016:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2016	140,908	$16.17
Granted	166,169	15.47
Vested	(68,310)	(15.08)
Forfeited	(975)	(20.18)
Total Non-vested Restricted Stock Units as of December 31, 2016	237,792	$15.98
Stock compensation expense attributable to the Company's share-based equity awards was $280 and $665 for the three months ended December 31, 2016 and 2015, respectively, and $745 and $1,005 for the six months ended December 31, 2016 and 2015, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income. The cash flow effects resulting from share-based awards were reflected as noncash operating activities. As of December 31, 2016 and June 30, 2016, unrecognized compensation cost related to nonvested, share-based compensation was $3,405 and $2,131, respectively. As of December 31, 2016, the weighted average years outstanding for unvested awards under the Incentive Plan was 3.0. All awards under the previously existing LLC Agreement were fully vested as of December 31, 2016. During the six months ended December 31, 2016, the Company withheld approximately 11,833 shares at an aggregate cost of approximately $167, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested and were issued. Awards vesting during the six months ended December 31, 2016 include 35,669 fully vested restricted stock units issued to non-employee directors for their services as directors for the Company.

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
Basic and diluted net earnings per share of Class A Common Stock for the three and six months ended December 31, 2016 and 2015 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Basic:
Net income attributable to Malibu Boats, Inc.	$6,901	$5,104	$10,681	$8,662
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	17,648,208	17,891,875	17,634,530	17,880,640
Weighted-average participating restricted stock units convertible into Class A Common Stock	137,914	94,642	125,726	83,660
Basic weighted-average shares outstanding	17,786,122	17,986,517	17,760,256	17,964,300
Basic net income per share	$0.39	$0.28	$0.60	$0.48

Diluted:
Net income attributable to Malibu Boats, Inc.	$6,901	$5,104	$10,681	$8,662
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	17,786,122	17,986,517	17,760,256	17,964,300
Restricted stock units granted to employees	56,016	35,771	57,586	54,315
Diluted weighted-average shares outstanding [1]	17,842,138	18,022,288	17,817,842	18,018,615
Diluted net income per share	$0.39	$0.28	$0.60	$0.48
1 The Company excluded 1,423,049 and 1,417,473 potentially dilutive shares from the calculation of diluted net income per share for the three and six months ended December 31, 2016 and 2015, respectively, as these shares would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
13. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions for sales generated from both the U.S. and Australia operating segments. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve and related statement of operations account accordingly. This potential loss reserve is presented in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. No units were repurchased during the three or six months ended December 31, 2016. During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. Other than these repurchase commitments, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchases as of December 31, 2016 or June 30, 2016, respectively.
Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and a reasonable estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined.
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at December 31, 2016 (unaudited) or June 30, 2016 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged MasterCraft's infringement of a utility patent related to wake surfing technology (U.S. Patent No. 8,578,873). On December 11, 2015, the Court issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on May 1, 2017. The parties are currently engaged in fact discovery, claim construction proceedings, and various motion practice. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft's counterclaims are without merit.
On February 16, 2016, the Company filed a second suit against MasterCraft in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company’s complaint alleges MasterCraft’s infringement of another utility patent related to wake surfing technology (U.S. Patent No. 9,260,161). On June 7, 2016, the Court issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on October 30, 2017. The parties are currently engaged in fact discovery, claim construction proceedings, and various motion practice. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that MasterCraft’s threatened counterclaims are without merit.
On May 18, 2016, MasterCraft filed two petitions with the U.S. Patent and Trademark Office, or “PTO,” requesting institution of Inter Partes Review, or “IPR,” of the Company’s U.S. Pat. No. 8,578,873, the patent at issue in the first Tennessee lawsuit. On August 23, 2016, the Company filed its preliminary responses to the IPR petitions. On November 16, 2016, the PTO declined to institute IPR in response to either of the two petitions.
On September 26, 2016, MasterCraft filed a request with the PTO for Ex Parte Reexamination of the Company’s U.S. Pat. No. 9,260,161, the patent at issue in the second Tennessee lawsuit. The PTO has not yet acted on this request for ex parte reexamination. The Company intends to oppose the rejection of any patent claims by the PTO made in response to the request for ex parte reexamination.
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
On April 22, 2014, Marine Power Holding, LLC ("Marine Power"), a former supplier of engines to the Company, initiated a lawsuit against the Company in the U.S. District Court for the Eastern District of Tennessee seeking monetary damages. On July 10, 2015, the Company filed an Answer and Counterclaim in the lawsuit filed by Marine Power. The Company denied any liability arising from the causes of action alleged by Marine Power. The lawsuit proceeded to trial on August 8, 2016 and on August 18, 2016, a judgment was rendered by the jury against the Company in the litigation with Marine Power resulting in the Company taking a charge of $3,268 during the three months ended June, 30, 2016. The Company subsequently prevailed on post-judgment motions and, on December 15, 2016, the court amended the judgment in the lawsuit for monetary damages to $1,938. Accordingly, the Company reduced the amount accrued for possible loss in connection with the litigation to the amount in the amended judgment as it represents the best estimate of the Company's loss at this time. On December 23, 2016, Marine Power filed a notice of appeal contesting the court's decision to reduce the amount of the original judgment. The Company has appealed the amended judgment and other rulings of the court and intends to vigorously defend its rights as it relates to the lawsuit, as it continues to believe that Marine Power's case is without merit.
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
14. Segment Information
The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2016 and 2015, respectively, and the Company’s financial position at December 31, 2016 and June 30, 2016, respectively:

	Three Months Ended December 31, 2016				Six Months Ended December 31, 2016
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$63,672	$6,173	$(2,184)	$67,661	$122,440	$11,668	$(4,426)	$129,682
Affiliate (or intersegment) sales	2,184	—	(2,184)	—	4,426	—	(4,426)	—
Net sales to external customers	61,488	6,173	—	67,661	118,014	11,668	—	129,682
Income (loss) before provision for income taxes	11,215	455	12	11,682	17,276	839	(60)	18,055

	Three Months Ended December 30, 2015				Six Months Ended December 31, 2015
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$57,006	$5,393	$(1,893)	$60,506	$110,901	$10,163	$(3,318)	$117,746
Affiliate (or intersegment) sales	1,893	—	(1,893)	—	3,318	—	(3,318)	—
Net sales to external customers	55,113	5,393	—	60,506	107,583	10,163	—	117,746
Income before provision for income taxes	8,670	59	(95)	8,634	14,459	117	24	14,600

	As of December 31, 2016	As of June 30, 2016
Assets
U.S.	$216,037	$220,817
Australia	17,916	17,130
Eliminations	(18,173)	(17,417)
Total assets	$215,780	$220,530

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, and the successful introduction of our new products, as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2016 ("Form 10-K") and under the heading “Part II. Item 1A-Risk Factors” appearing in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2016. Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
Since our inception in 1982, we have been a consistent innovator in the powerboat industry, designing products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle. We continue to focus on innovation and invest in product development to expand the market for our products by introducing consumers to new and exciting recreational activities. We believe that our boats are increasingly versatile, allowing consumers to use them for a wide range of activities that enhance the experience of a day on the water with family and friends. While there is no guarantee that we will achieve market share growth in the future, we believe that the performance, quality, value and multi-purpose features of our boats position us to achieve our goal of increasing our market share in the expanding recreational boating market.
We offer our boats for sale through an extensive network of independent dealers in North America, Australia, and throughout the rest of the world. Our boats are the exclusive performance sport boats offered by the majority of our dealers.
On a consolidated basis, net sales increased 11.8%, gross profit increased 12.2%, net income increased 35.3% and adjusted EBITDA increased 22.0% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. For the six months ended December 31, 2016 as compared to the six months ended December 31, 2015, net sales increased 10.1%, gross profit increased 10.0%, net income increased 23.4% and adjusted EBITDA increased 13.9%. For the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, net sales at our U.S. operations increased 11.6%, gross profit increased 8.8%, net income increased 30.9% and adjusted EBITDA increased 18.7%. The increase in net income in the second quarter of fiscal 2017 was mainly due to an increase in net sales attributable to higher volumes, year over year price increases, a mix shift to new, higher priced models, and lower discounts offset by higher rebate expense. The increase in net income was also attributable to a decrease in operating expenses in the second quarter of fiscal 2017 primarily related to a decrease in our Marine Power Holding, LLC ("Marine Power") litigation judgment following our appeal of the verdict and the court ruling decreasing the judgment amount and lower interest expense attributable to a change in the fair value of our interest rate swap. For the six months ended December 31, 2016 as compared to the six months ended December 31, 2015, net sales at our U.S. operations increased 9.7%, gross profit increased 8.2%, net income increased 18.4% and adjusted EBITDA increased 10.5%. The increase in net income for the first six months of fiscal 2017 was mainly due to an increase in net sales attributable to higher volumes, increased demand for optional features, year over year price increases and a mix shift to new, higher priced models. The increase in net income was also attributable to a decrease in operating expenses due to a decrease in our Marine Power litigation judgment following our appeal of the verdict and the court ruling decreasing the judgment amount and lower interest expense attributable to a change in the fair value of our interest rate swap, partially offset by higher operating expenses related to ongoing legal matters. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Recent Developments
On November 14, 2016, our indirect, wholly owned subsidiary, Malibu Boats, LLC, entered into an engine supply agreement with General Motors LLC (“General Motors”) for the supply of engines to us for use in our performance sport boats beginning as early as model year 2019 through model year 2023. We will be solely responsible for integrating the engines for marine use. We intend to continue to purchase engines from our two current suppliers for at least model years 2017 and 2018. The entry into the engine supply agreement is a further step in our vertical integration strategy, which saw us integrate the manufacturing of our own trailers with model year 2016 boats. We adopted this strategy in order to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
The engine supply agreement with General Motors is scheduled to expire on November 14, 2023. General Motors may terminate the engine supply agreement due to market conditions with at least eighteen (18) months’ advanced written notice, and either party may terminate the engine supply agreement as a result of a change of control of us with at least eighteen (18) months’ advanced written notice. Either party may also terminate the engine supply agreement due to breach of the other party upon written notice and after providing 60 days to cure any breach. General Motors may also suspend engine deliveries to us in the event of a force majeure, as defined in the engine supply agreement. General Motors will provide up to a one year warranty on the engines supplied to us and we will agree to indemnify General Motors for claims and costs arising from or relating to the engines resulting from our actions.
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal years 2015 and 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 10% in 2015, 16% in 2014, and 12% in 2013 for the 50 reporting states. We believe domestic retail demand growth has continued at a low double digit percent for calendar year 2016. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, we believe the substantial decrease in the price of oil has resulted in some reduced demand for our boats in the southwest region. Further, international demand has been diminished by the broad strength of the U.S. dollar where our product prices have increased along with the U.S. dollar, weakening commodity prices in commodity driven economies, and a general weakening in the international economy. The U.S. dollar appreciation and weakening commodity prices is significantly impacting the Canadian market, an important market for us. Demand remains weak in other areas of the world, notably South America, South Africa and Europe. To date, growth in our domestic market has offset significantly diminished demand from the international market (other than Australia). The market for performance sport boats may also be challenged by other general economic conditions, which affects the retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, and overall consumer confidence potentially impacting demand for our products. While numerous risks persist, we currently believe our market will continue to grow at a healthy rate in 2017, albeit at a potentially lower rate than it has in the recent past.

Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and began competing with our patented Surf Gate system. This competitive environment continued in 2015 and our share was up only slightly. However, given recent strong new product introductions and strong retail registration trends, we believe we will increase our domestic market share meaningfully during calendar year 2016 and we have the potential to increase our market share to its highest level in our company's history. For model year 2017 which began on July 1, 2016, we unveiled the all-new Malibu Wakesetter 22 MXZ, the Wakesetter 24 MXZ and Wakesetter 21 VLX and, in November of 2016, we launched the new Malibu Response Txi. The Malibu Wakesetter 21 VLX is designed to be a premium product with an accessible nationally advertised price while the new Malibu MXZ models are an important renewal of our commitment to the premium picklefork category. In addition, on our model year 2017 products, we made enhancements to available features, including new stereos on all models with sound zone technology and a complete redesign of dashboards on all Axis models. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network and our ability to offer dealer financing and incentives.While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.
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
Operating Expenses
Our operating expenses include selling and marketing, and general and administrative costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. General and administrative expenses also include product development expenses associated with our engines vertical integration initiative.
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
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the six months ended December 31, 2016 reflects a reported effective tax rate of 33.8%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, as well as the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of December 31, 2016, we had a 92.9% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	67,661	100.0%	60,506	100.0%	129,682	100.0%	117,746	100.0%
Cost of sales	49,848	73.7%	44,627	73.8%	96,046	74.1%	87,157	74.0%
Gross profit	17,813	26.3%	15,879	26.2%	33,636	25.9%	30,589	26.0%
Operating expenses:
Selling and marketing	2,150	3.2%	2,162	3.6%	4,573	3.5%	4,424	3.8%
General and administrative	3,453	5.1%	4,193	6.9%	9,517	7.3%	8,819	7.5%
Amortization	549	0.8%	545	0.9%	1,099	0.8%	1,092	0.9%
Operating income	11,661	17.2%	8,979	14.8%	18,447	14.2%	16,254	13.8%
Other income (expense):
Other	58	0.1%	17	—%	75	0.1%	24	—%
Interest expense	(37)	(0.1)%	(362)	(0.6)%	(467)	(0.4)%	(1,678)	(1.4)%
Other income (expense)	21	—%	(345)	(0.6)%	(392)	(0.3)%	(1,654)	(1.4)%
Income before provision for income taxes	11,682	17.3%	8,634	14.3%	18,055	13.9%	14,600	12.4%
Provision for income taxes	3,945	5.8%	2,916	4.8%	6,092	4.7%	4,902	4.2%
Net income	7,737	11.4%	5,718	9.5%	11,963	9.2%	9,698	8.2%
Net income attributable to non-controlling interest	836	1.2%	614	1.0%	1,282	1.0%	1,036	0.9%
Net income attributable to Malibu Boats, Inc.	6,901	10.2%	5,104	8.4%	10,681	8.2%	8,662	7.4%

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
U.S.	841	91.0%	786	90.7%	1,597	90.9%	1,532	90.5%
Australia	83	9.0%	81	9.3%	160	9.1%	160	9.5%
Total units	924		867		1,757		1,692

Volume by Brand
Malibu	664	71.9%	591	68.2%	1,241	70.6%	1,125	66.5%
Axis	260	28.1%	276	31.8%	516	29.4%	567	33.5%
Total units	924		867		1,757		1,692

Net sales per unit	$73,226		$69,787		$73,809		$69,590
Comparison of the Three Months Ended December 31, 2016 to the Three Months Ended December 31, 2015
Net Sales
Net sales for the three months ended December 31, 2016 increased $7.2 million, or 11.8%, to $67.7 million as compared to the three months ended December 31, 2015. Included in net sales for the three months ended December 31, 2016 and December 31, 2015 were net sales of $6.2 million and $5.4 million, respectively, attributable to our Australian business. Unit volume for the three months ended December 31, 2016 increased 57 units, or 6.6%, to 924 units as compared to the three months ended December 31, 2015 driven by demand for our new models such as the Malibu Wakesetter 22 and 24 MXZ. Net sales per unit increased 4.9% to $73,226 per unit for the three months ended December 31, 2016 compared to the three months ended December 31, 2015, primarily driven by a mix shift to Malibu, including our newer models, which carry a higher average selling price than our Axis brand, year over year price increases, and lower discount activity, offset by increased rebate expense associated with our new rebate program for model year 2017.
Cost of Sales
Cost of sales for the three months ended December 31, 2016 increased $5.2 million, or 11.7%, to $49.8 million as compared to the three months ended December 31, 2015. The increase in cost of sales was driven primarily by increased volumes and higher material content per unit associated with the mix shift to Malibu. Included in cost of sales were $0.1 million in costs related to our engines vertical integration initiative.
Gross Profit
Gross profit for the three months ended December 31, 2016 increased $1.9 million, or 12.2%, to $17.8 million compared to the three months ended December 31, 2015. The increase in gross profit was due mainly to higher volumes. Gross margin for the three months ended December 31, 2016 increased 10 basis points from 26.2% to 26.3% over the same period in the prior fiscal year. The increase in gross margin was driven primarily by mix of new models, year over year price increases, less discounting, partially offset by higher rebate expense attributable to our new rebate program and warranty expense related to our expanded warranty period of coverage.
Operating Expenses
Selling and marketing expenses for the three month period ended December 31, 2016 were $2.2 million, slightly lower than selling and marketing expenses for the three months ended December 31, 2015. As a percentage of sales, selling and marketing expenses decreased 40 basis points to 3.2% over the same period. General and administrative expenses for the three months ended December 31, 2016 decreased $0.7 million, or 17.6%, to $3.5 million as compared to the three months ended December 31, 2015, largely due to a decrease in the Marine Power litigation judgment following our appeal of the verdict and court ruling amending the judgment from $3.3 million to $1.9 million in December 2016. We had initially taken a charge relating to the original judgment for $3.3 million during the three months ended June 30, 2016. Excluding the change in the Marine Power litigation judgment, general and administrative expenses increased $0.6 million mainly due to increased legal expenses in connection with our on-going litigation matters as well as product development activities in connection with our engines vertical integration initiative, offset by lower stock compensation expense associated, in part, with share-based equity awards granted in the second quarter of fiscal 2016.
Other Income (Expense), Net
Other income (expense), net for the three month period ended December 31, 2016 decreased $0.4 million as compared to the three months ended December 31, 2015. The decrease in other income (expense), net is mostly related to the change in the fair value of our interest rate swap we entered into on July 1, 2015 as well as lower interest expense on our term loan which has a lower average principal balance for the three month period ended December 31, 2016 as compared to the three months ended December 31, 2015.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2016 increased $1.0 million, to $3.9 million compared to the three months ended December 31, 2015. The increase in our provision for income taxes is a result of an increase in pre-tax income for the three months ended December 31, 2016. For the three months ended December 31, 2016 and 2015, our reported effective tax rate was 33.8%. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income and also includes the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the three month period ended December 31, 2016 by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2016 and 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.2%.
Comparison of the Six Months Ended December 31, 2016 to the Six Months Ended December 31, 2015
Net Sales

Net sales for the six months ended December 31, 2016 increased $11.9 million, or 10.1%, to $129.7 million as compared to the six months ended December 31, 2015. Included in net sales for the six months ended December 31, 2016 and December 31, 2015 were net sales of $11.7 million and $10.2 million, respectively, attributable to our Australian business. Unit volume for the six months ended December 31, 2016 increased 65 units, or 3.8%, to 1,757 units as compared to the six months ended December 31, 2015 due to a demand-driven increase in our daily production rate, demand for new models, and demand for optional features. Net sales per unit increased 6.1% to $73,809 per unit for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, primarily driven by year over year price increases, a mix shift from Axis to Malibu, which carry a higher average selling price than our Axis brand, and lower discount activity, offset by higher rebate expense associated with our new rebate program for model year 2017.
Cost of Sales
Cost of sales for the six months ended December 31, 2016 increased $8.9 million, or 10.2%, to $96.0 million as compared to the six months ended December 31, 2015. The increase in cost of sales was primarily driven by increased volumes, higher material content and labor hours driven by the mix shift to Malibu from Axis as well as higher warranty expense attributable to an increasing population of units sold with five years of warranty since we expanded warranty coverage from three to five years at the beginning of fiscal 2016. Included in cost of sales were $0.1 million in costs related to our engines vertical integration initiative.
Gross Profit
Gross profit for the six months ended December 31, 2016 increased $3.0 million, or 10.0%, to $33.6 million compared to the six months ended December 31, 2015. The increase in gross profit resulted primarily from higher volumes. Gross margin for the six months ended December 31, 2016 decreased 10 basis points to 25.9% from 26.0% over the same period in prior year due primarily to additional labor and warranty and higher material content in units sold, partially offset by year over year price increases.
Operating Expenses
Selling and marketing expenses for the six month period ended December 31, 2016 increased $0.1 million, or 3.4%, to $4.6 million compared to the six months ended December 31, 2015, due primarily to increased payroll, commissions, and related costs attributable to additional headcount and timing of marketing events. General and administrative expenses for the six months ended December 31, 2016 increased $0.7 million, or 7.9%, to $9.5 million as compared to the six months ended December 31, 2015, which included a decrease in the Marine Power litigation judgment following our appeal of the verdict and court ruling amending the judgment from $3.3 million to $1.9 million in December 2016. We had initially taken a charge relating to the original judgment for $3.3 million during the three months ended June 30, 2016. Excluding the change in the Marine Power litigation judgment, general and administrative expenses increased $2.0 million mainly due to increased legal expenses in connection with our on-going litigation matters as well as product development activities in connection with our engines vertical integration initiative, offset by lower stock compensation expense associated, in part, with share-based equity awards granted in the second quarter of fiscal 2016.
Other Income (Expense), Net
Other income (expense), net for the six month period ended December 31, 2016 decreased $1.3 million as compared to the six months ended December 31, 2015. The decrease in other income (expense), net is mostly related to the change in the fair value of our interest rate swap we entered into on July 1, 2015 and lower interest expense on our term loan which had a lower average principal balance during the six month period ended December 31, 2016 as compared to the six months ended December 31, 2015, primarily as a result of a principal payment of $15.0 million in August 2016.
Provision for Income Taxes
Our provision for income taxes for the six months ended December 31, 2016 increased $1.2 million, to $6.1 million compared to the six months ended December 31, 2015. The increase in our provision for income taxes reflects an increase in our reported effective tax rate which was 33.8% for the six months ended December 31, 2016 compared to 33.6% over the same period in the prior fiscal year. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income and also includes the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the six month period ended December 31, 2016 by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2016 and 2015, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.3% and 7.2%, respectively.
GAAP Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses, non-cash compensation expense, and certain product development costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin are useful because they allow management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$7,737	$5,718	$11,963	$9,698
Provision for income taxes	3,945	2,916	6,092	4,902
Interest expense	37	362	467	1,678
Depreciation	1,026	841	1,994	1,616
Amortization	549	545	1,099	1,092
Professional fees [1]	917	48	1,986	218
Marine Power litigation judgment [2]	(1,330)	—	(1,330)	—
Acquisition and integration related expenses [3]	—	71	—	401
Stock based compensation expense [4]	280	665	745	1,005
Engine development [5]	460	—	460	—
Adjusted EBITDA	$13,621	$11,166	$23,476	$20,610
Adjusted EBITDA Margin	20.1%	18.5%	18.1%	17.5%

(1)
Represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC. For more information about the legal proceedings, refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents the reduction in a one-time charge related to a judgment rendered against us in connection with a lawsuit by Marine Power where the court amended the judgment to $1.9 million. Please see Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report

(3)	Represents legal and advisory fees as well as integration related costs incurred in connection with certain acquisition activities.
(4)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 11 to our unaudited condensed consolidated financial statements.

(5)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
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

The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income attributable to Malibu Boats, Inc.	$6,901	$5,104	$10,681	$8,662
Provision for income taxes	3,945	2,916	6,092	4,902
Professional fees [1]	917	48	1,986	218
Acquisition and integration related expenses [2]	—	71	—	401
Fair market value adjustment for interest rate swap [3]	(580)	(382)	(825)	175
Stock based compensation expense [4]	280	665	745	1,005
Marine Power litigation judgment [5]	(1,330)	—	(1,330)	—
Engine development [6]	460	—	460	—
Net income attributable to non-controlling interest [7]	836	614	1,282	1,036
Fully distributed net income before income taxes	11,429	9,036	19,091	16,399
Income tax expense on fully distributed income before income taxes [8]	4,057	3,208	6,777	5,822
Adjusted fully distributed net income	$7,372	$5,828	$12,314	$10,577

Adjusted Fully Distributed Net Income per share of Class A Common Stock [9]:
Basic	$0.38	$0.30	$0.64	$0.55
Diluted	$0.38	$0.30	$0.64	$0.55

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [10]:
Basic	19,302,718	19,391,440	19,262,111	19,372,675
Diluted	19,302,718	19,391,440	19,262,111	19,372,675

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

(5)
Represents the reduction in a one-time charge related to a judgment rendered against us in connection with a lawsuit by Marine Power where the court amended the judgment to $1.9 million. Please see Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report

(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(8)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% of income before income taxes for the three and six months ended December 31, 2016 and 2015, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

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

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our debt arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2016	2015
Total cash provided by (used in):
Operating activities	$22,247	$13,571
Investing activities	(5,427)	(3,531)
Financing activities	(16,905)	(3,489)
Impact of currency exchange rates on cash balances	73	(21)
(Decrease) increase in cash	$(12)	$6,530
Comparison of the Six Months Ended December 31, 2016 to the Six Months Ended December 31, 2015
Operating Activities
Net cash provided by operating activities was $22.2 million for the six months ended December 31, 2016 compared to net cash provided by operating activities of $13.6 million for the six months ended December 31, 2015, an increase of $8.6 million. The increase in cash provided by operating activities was due to increased net income and an increase in working capital driven by the timing of collections from accounts receivable and payments for accrued expenses offset by an increase in payments made for accounts payable.
Investing Activities
Net cash used for investing activities was $5.4 million for the six months ended December 31, 2016 compared to $3.5 million for the six months ended December 31, 2015, an increase of $1.9 million. The increase in cash used for investing activities was primarily due to the purchase of an additional facility in Loudon, Tennessee for our vertical integration initiatives and capital outlays for manufacturing infrastructure and expansion activities, molds, and equipment.
Financing Activities
Net cash used in financing activities increased $13.4 million to $16.9 million for the six months ended December 31, 2016 compared to $3.5 million for the six months ended December 31, 2015, primarily due to a principal payment of $15.0 million on our outstanding term loan in August 2016. For the six months ended December 31, 2015 we made principal payments of $3.0 million on the term loan and tax distributions to LLC unit holders.
Loans and Commitments

Our indirect subsidiary, Malibu Boats, LLC, as borrower (the "Borrower"), has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank (the "Amended and Restated Credit Agreement"). Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% (the "Base Rate") or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The obligations of the Borrower under the credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. The revolving credit facility and term loan mature on April 2, 2020. As of December 31, 2016, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of December 31, 2016, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of December 31, 2016, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of December 31, 2016, $0.1 million was issued and undrawn under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. On August 4, 2016, in accordance with the Amended and Restated Credit Agreement, we elected to prepay $15.0 million of the term loan. As of December 31, 2016, we had a total of $55.9 million outstanding under the term loans.

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
The Amended and Restated Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Amended and Restated Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Amended and Restated Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Amended and Restated Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limits the future payment of dividends or distributions. For example, the Amended and Restated Credit Agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The Amended and Restated Credit Agreement permits, however, distributions based on a member’s allocated taxable income, distributions to fund payments that are required under the tax receivable agreement, payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, dividends and distributions within the loan parties and dividends payable solely in interests of classes of securities. In addition, the LLC may make dividends and distributions of up to $15.0 million in connection with our stock repurchase program and up to $6.0 million in any fiscal year for any reason, in each case, subject to compliance with other financial covenants. The credit agreement specifies permitted liens, permitted investments and permitted debt. Affirmative covenants governing the timing of monthly, quarterly and annual financial reporting are also included in the credit agreement.
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
With respect to our engine vertical integration strategy, we expect a total investment through expenditures, working capital, and capital expenses of approximately $18.0 million over the next three years, which we intend to finance with cash from operations and our revolving credit facility.
We estimate that approximately $4.2 million will be currently due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the first payment is anticipated to occur approximately 75 days after filing the federal tax return which is due March 15, 2017. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2017 will be significantly higher than our 2016 capital expenditures primarily due to our investment in our engine vertical integration, including the purchase of an adjacent facility for the project. In addition, capital expenditures for fiscal year 2017 are expected to consist primarily of the finishing of our ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth.
Stock Repurchase Program
On February 1, 2016, our Board of Directors authorized a stock repurchase program to allow for repurchase of up to $15.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from February 8, 2016 to February 8, 2017. During the six months ended December 31, 2016 we purchased no additional shares under the repurchase program. We are currently considering whether to commence a new stock repurchase program.
Contractual Obligations and Commitments
Since June 30, 2016, we repaid $15.0 million on our outstanding term loan in August 2016 and $1.1 million in October 2016, resulting in $55.9 million outstanding under our term loan as of December 31, 2016. All other changes to our contractual obligations during the six months ended December 31, 2016 were completed in the normal course of business and are not considered material.
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
Critical Accounting Policies
As of December 31, 2016, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
Except as described below with respect to our new engine integration strategy, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2016.
Our engine integration strategy will require significant cash expenditures and we may not be able to execute our strategy successfully, which could cause our profitability to suffer.
We entered an engine supply agreement with General Motors LLC for the supply of engines to us for use in our performance sports boats beginning as early as model year 2019 through model year 2023. Unlike our current strategy that purchases engines prepared for marine use, we will be solely responsible for integrating the engines purchased from General Motor for marine use. We adopted this strategy in order to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
This strategy will require significant additional capital. We recently purchased an additional facility adjacent to our current manufacturing facility. We expect a total investment through expenditures, working capital, and capital expenses of approximately $18.0 million over the next three years, which we intend to finance with cash from operations and our revolving credit facility. In addition, this strategy will increase the fixed costs of our operations. And, because the integration of engines into our manufacturing process is new to us, we must be successful in continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. If we are not successful in our engine integration strategy, it could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
As a result of our engine integration strategy, we will rely solely on General Motors LLC for the supply of our engines, which we will then integrate for marine use.
The availability and cost of engines used in the manufacture of our boats are critical. For fiscal years 2016 and 2015, we purchased approximately 60% and 62%, respectively, of the engines for our boats from a single supplier. These engines were prepared for marine use as purchased. Starting as soon as model year 2019, we will begin purchasing engines solely from General Motors LLC and we will prepare the engines for marine use. If we are required to replace General Motors for any reason, it could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 16, 2016, in connection with the exchange of limited liability company interests of the LLC by a certain member of the LLC, the Company issued a total of 8,344 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On December 13, 2016, in connection with the exchange of limited liability company interests of the LLC by a certain member of the LLC, the Company issued a total of 4,798 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the member in reliance on the exemption under Section 4(a)(2) of the Securities Act. At the same time, one share of Class B Common Stock held by the member was canceled in connection with the exchange.
On November 30, 2016, in connection with the exchange of limited liability company interests of the LLC by a certain member of the LLC, the Company issued a total of 9,479 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the member in reliance on the exemption under Section 4(a)(2) of the Securities Act. At the same time, one share of Class B Common Stock held by the member was canceled in connection with the exchange.
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

The table below sets forth the information with respect to purchases made by or on behalf of Malibu Boats, Inc. of its own stock during the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
					(Dollars in millions)
October	—		$—	—	$11.0
November	2,474	(2)	$15.62	—	$11.0
December	—		$—	—	$11.0
(1) On February 1, 2016 our board of directors authorized our Repurchase Program for the repurchase of up to $15.0 million of Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017. The Repurchase Program was publicly announced on February 4, 2016.
(2) Represents shares of Class A Common Stock repurchased from an employee to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.
The credit agreement governing our credit facility generally prohibits the LLC and our other subsidiaries from paying dividends or making distributions to us. However, our credit agreement currently permits the LLC to make dividends and distributions of up to $15.0 million in connection with our Repurchase Program and $6.0 million in any fiscal year for any reason, in each case, subject to compliance with other financial covenants.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Form of Class A Common Stock Certificate [1]
4.2	Form of Class B Common Stock Certificate [1]
4.3	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.4	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
10.1	Engine Supply Agreement dated November 14, 2016 between Malibu Boats, LLC and General Motors LLC +
10.2
Third Amendment dated December 28, 2016, to the Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, SunTrust Bank, as administrative agent, dated April 2, 2015.

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

+ Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 1, 2017	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)