Form 10-Q
period 2017-03-31
Malibu Boats, Inc.
filed 2017-05-03
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of May 2, 2017:	17,930,617	shares
Class B Common Stock, par value $0.01, outstanding as of May 2, 2017:	19	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales	$77,149	$68,539	$206,831	$186,285
Cost of sales	55,787	50,133	151,833	137,290
Gross profit	21,362	18,406	54,998	48,995
Operating expenses:
Selling and marketing	1,789	1,574	6,362	5,998
General and administrative	5,997	4,462	15,514	13,281
Amortization	550	545	1,649	1,637
Operating income	13,026	11,825	31,473	28,079
Other expense, net:
Other income	41	40	116	64
Interest expense	(416)	(1,249)	(883)	(2,927)
Other expense, net	(375)	(1,209)	(767)	(2,863)
Income before provision for income taxes	12,651	10,616	30,706	25,216
Provision for income taxes	3,805	4,109	9,897	9,011
Net income	8,846	6,507	20,809	16,205
Net income attributable to non-controlling interest	833	731	2,115	1,767
Net income attributable to Malibu Boats, Inc.	$8,013	$5,776	$18,694	$14,438

Comprehensive income:
Net income	$8,846	$6,507	$20,809	$16,205
Other comprehensive income, net of tax:
Change in cumulative translation adjustment	867	686	378	37
Other comprehensive income, net of tax	867	686	378	37
Comprehensive income, net of tax	9,713	7,193	21,187	16,242
Less: comprehensive income attributable to non-controlling interest, net of tax	923	808	2,153	1,774
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$8,790	$6,385	$19,034	$14,468

Weighted average shares outstanding used in computing net income per share:
Basic	17,877,152	17,975,714	17,799,221	17,968,106
Diluted	17,962,286	18,002,858	17,887,266	18,022,339
Net income available to Class A Common Stock per share:
Basic	$0.45	$0.32	$1.05	$0.80
Diluted	$0.45	$0.32	$1.05	$0.80

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2017	June 30, 2016

Assets
Current assets
Cash	$32,295	$25,921
Trade receivables, net	14,724	14,690
Inventories, net	27,365	20,431
Prepaid expenses and other current assets	2,311	2,707
Income tax receivable	—	965
Total current assets	76,695	64,714
Property and equipment, net	21,954	17,813
Goodwill	12,654	12,470
Other intangible assets, net	10,133	11,703
Deferred tax assets	113,480	115,594
Other assets	108	32
Total assets	$235,024	$222,326
Liabilities
Current liabilities
Current maturities of long-term debt	$—	$8,000
Accounts payable	18,979	16,158
Accrued expenses	21,414	19,055
Income taxes and tax distribution payable	1,803	427
Payable pursuant to tax receivable agreement, current portion	4,360	4,189
Total current liabilities	46,556	47,829
Deferred tax liabilities	609	685
Payable pursuant to tax receivable agreement, less current portion	90,612	89,561
Long-term debt, less current maturities	55,152	63,086
Other long-term liabilities	275	1,136
Total liabilities	193,204	202,297
Commitments and contingencies (See Note 13)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,930,617 shares issued and outstanding as of March 31, 2017; 17,690,874 issued and outstanding as of June 30, 2016	179	176
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 19 shares issued and outstanding as of March 31, 2017; 23 shares issued and outstanding as of June 30, 2016	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and June 30, 2016	—	—
Additional paid in capital	50,545	45,947
Accumulated other comprehensive loss	(2,093)	(2,471)
Accumulated deficit	(9,585)	(28,302)
Total stockholders' equity attributable to Malibu Boats, Inc.	39,046	15,350
Non-controlling interest	2,774	4,679
Total stockholders’ equity	41,820	20,029
Total liabilities and stockholders' equity	$235,024	$222,326
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	17,690	$176	23	$—	$45,947	$(2,471)	$(28,302)	$4,679	$20,029
Net income	—	—	—	—	—	—	18,694	2,115	20,809
Stock based compensation, net of withholding taxes on vested equity awards	89	1	—	—	903	—	—	—	904
Issuances of equity for services	7	—	—	—	688	—	—	—	688
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,222)	—	—	—	(1,222)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,440	—	—	—	1,440
Exchange of LLC Units for Class A Common Stock	145	2	—	—	2,789	—	—	(2,789)	2
Cancellation of Class B Common Stock	—	—	(4)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	23	(1,231)	(1,208)
Foreign currency translation adjustment	—	—	—	—	—	378	—	—	378
Balance at March 31, 2017	17,931	$179	19	$—	$50,545	$(2,093)	$(9,585)	$2,774	$41,820

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2017	2016
Operating activities:
Net income	$20,809	$16,205
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,070	1,464
Depreciation	3,044	2,449
Amortization of intangible assets	1,649	1,637
Gain on sale-leaseback transaction	(8)	(9)
Amortization of deferred financing costs	183	184
Change in fair value of interest rate swap	(941)	685
Deferred income taxes	3,495	3,664
Non-cash litigation payable	(1,330)	—
Loss (gain) on sale of equipment	4	(28)
Change in operating assets and liabilities:
Trade receivables	(28)	(7,017)
Inventories	(6,879)	(3,602)
Prepaid expenses and other assets	884	(1,204)
Accounts payable	2,625	9,514
Income taxes receivable and payable	2,129	(690)
Accrued expenses and other liabilities	3,942	(958)
Net cash provided by operating activities	30,648	22,294
Investing activities:
Purchases of property and equipment	(6,983)	(5,430)
Proceeds from sale or disposal of property, plant and equipment	16	78
Net cash used in investing activities	(6,967)	(5,352)
Financing activities:
Principal payments on long-term borrowings	(16,117)	(4,500)
Cash paid for withholding taxes on vested restricted stock	(167)	—
Distributions to LLC Unit holders	(1,029)	(911)
Repurchase and retirement of common stock	—	(807)
Net cash used in financing activities	(17,313)	(6,218)
Effect of exchange rate changes on cash	6	(43)
Changes in cash	6,374	10,681
Cash—Beginning of period	25,921	8,387
Cash—End of period	$32,295	$19,068

Supplemental cash flow information:
Cash paid for interest	$1,704	$2,436
Cash paid for income taxes	3,666	6,199
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	1,440	142
Establishment of amounts payable under tax receivable agreements	1,222	118
Exchange of LLC Units by LLC Unit holders for Class A common stock	2,789	39
Tax distributions payable to non-controlling LLC Unit holders	520	434
Equity issued to directors for services	688	688
Capital expenditures in accounts payable	202	35

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2016 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at March 31, 2017 and the results of its operations for the three and nine month periods ended March 31, 2017 and March 31, 2016 and its cash flows for the nine month periods ended March 31, 2017 and March 31, 2016. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2017. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Immaterial Correction of Errors in Prior Period
For fiscal year 2016, the Company identified an immaterial error related to the understatement of deferred tax assets and paid in capital attributable to a book to tax difference in its investment in the LLC. The correction of this error resulted in an increase in deferred tax assets of $1,796 with a corresponding increase for the same amount in additional paid in capital within stockholder's equity on the audited consolidated balance sheet as of June 30, 2016 and within the beginning balance of the statement of stockholders' equity for fiscal year 2016.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out method. This amendment is effective for fiscal years beginning after December, 15, 2016, including interim periods within those fiscal years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this ASU, but does not expect it will have a material impact.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of this ASU on its presentation of the consolidated financial statements and related disclosures.
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

	As of March 31, 2017		As of June 30, 2016
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,260,627	6.6%	1,404,923	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,930,617	93.4%	17,690,874	92.6%
	19,191,244	100.0%	19,095,797	100.0%

The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2016	$4,679
Allocation of income to non-controlling LLC Unit holders for period	2,115
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,231)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(2,789)
Balance of non-controlling interest as of March 31, 2017	$2,774
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2017, the Company caused the LLC to issue a total of 245,616 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan and (iv) the issuance of Class A Common Stock to various LLC Unit holders for exchanges of their LLC Units. During the nine months ended March 31, 2017, 5,873 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 5,873 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of March 31, 2017 and June 30, 2016, tax distributions payable to non-controlling LLC Unit holders were $520 and $341, respectively. During the nine months ended March 31, 2017 and 2016, tax distributions paid to the non-controlling LLC Unit holders were $1,052 and $660, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Inventories
Inventories, net consisted of the following:

	As of March 31, 2017	As of June 30, 2016
Raw materials	$18,292	$14,858
Work in progress	3,028	1,250
Finished goods	6,045	4,323
Total inventories	$27,365	$20,431
4. Property and Equipment

Property and equipment, net consisted of the following:

	As of March 31, 2017	As of June 30, 2016
Land	$367	$254
Building and leasehold improvements	10,216	7,168
Machinery and equipment	21,384	20,035
Furniture and fixtures	2,873	2,765
Construction in process	2,884	356
	37,724	30,578
Less: Accumulated depreciation	(15,770)	(12,765)
Property and equipment, net	$21,954	$17,813
Depreciation expense was $1,050 and $833 for the three months ended March 31, 2017 and 2016 and $3,044 and $2,449 for the nine months ended March 31, 2017 and 2016, respectively, substantially all of which was recorded in cost of sales.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2017 were as follows:

Goodwill as of June 30, 2016	$12,470
Effect of foreign currency changes on goodwill	184
Goodwill as of March 31, 2017	$12,654
The components of other intangible assets were as follows:

	As of March 31, 2017	As of June 30, 2016	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Reacquired franchise rights	$1,376	$1,339	5	2.6
Dealer relationships	29,837	29,773	8-15	12.6
Patent	1,386	1,386	12	1.3
Trade name	24,667	24,667	15	4.4
Non-compete agreement	54	52	10	7.6
Backlog	96	93	0.3	0.0
Total	57,416	57,310
Less: Accumulated amortization	(47,283)	(45,607)
Total other intangible assets, net	$10,133	$11,703
Amortization expense recognized on all amortizable intangibles was $550 and $545 for the three months ended March 31, 2017 and 2016, respectively and $1,649 and $1,637 for the nine months ended March 31, 2017 and 2016, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2017	$551
2018	2,204
2019	2,097
2020	1,899
2021	1,813
Thereafter	1,569
$10,133
6. Product Warranties

Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years and two years for its Malibu and Axis brands, respectively. The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities by brand on a quarterly basis and adjusts the amounts as necessary. The Company utilizes historical claims trends and analytical tools to assist in determining the appropriate warranty liability.
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Beginning balance	$9,204	$7,176	$8,083	$6,610
Add: Warranty expense	2,222	1,447	5,863	3,990
Less: Warranty claims paid	(1,244)	(880)	(3,764)	(2,857)
Ending balance	$10,182	$7,743	$10,182	$7,743
7. Financing
Outstanding debt consisted of the following:

	As of March 31, 2017	As of June 30, 2016
Term loan	$55,883	$72,000
Less unamortized debt issuance costs	(731)	(914)
Total debt	55,152	71,086
Less current maturities	—	(8,000)
Long-term debt less current maturities	$55,152	$63,086
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
The Amended and Restated Credit Agreement is comprised of a $25,000 revolving commitment, none of which was outstanding as of March 31, 2017, and a $80,000 term loan, which was subject to quarterly installments of $1,500 per quarter until March 31, 2016. The quarterly installments are now $2,000 per quarter until March 31, 2019 and $2,500 per quarter thereafter. Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. The weighted average interest rate on the term loan was 3.06% for the nine month period ended March 31, 2017.

The Company also has a swingline line of credit from SunTrust Bank in the principal amount of up to $5,000 due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of March 31, 2017, the Company had no outstanding balance under the swingline facility. Under the Amended and Restated Credit Agreement, the Company also has the ability to issue letters of credit up to $5,000. This letter of credit availability may be reduced by borrowings under the revolving line of credit. The Company’s access to these letters of credit expires April 2, 2020 with the expiration of access to the revolving commitment. As of March 31, 2017, the Company had issued letters of credit for $100.
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
In connection with the Amended and Restated Credit Agreement, the Company capitalized $1,224 in deferred financing costs. These costs are being amortized over the term of the Amended and Restated Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of March 31, 2017.
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
Covenant Compliance
As of March 31, 2017, the Company is in full compliance with the terms of the Amended and Restated Credit Agreement, including all related covenants.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Amended and Restated Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 9. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2017 and 2016, the Company recorded a gain of $116 and a loss of $510, respectively, and during the nine months ended March 31, 2017 and 2016, the Company recorded a gain of $941 and a loss of $685, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2017 and June 30, 2016 the fair value of the swap asset and swap liability included in other long-term assets and other long-term liabilities on our unaudited condensed consolidated balance sheets was $78 and $863, respectively.
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	March 31, 2017	June 30, 2016
Payable pursuant to tax receivable agreement	$93,750	$96,470
Additions to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	1,222	111
Payments under tax receivable agreement	—	(2,831)
	94,972	93,750
Less current portion under tax receivable agreement	(4,360)	(4,189)
Payable pursuant to tax receivable agreement, less current portion	$90,612	$89,561
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
As of March 31, 2017 and June 30, 2016, the Company had recorded deferred tax assets of $112,500 and $111,060, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return which occurred on March 15, 2017.
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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Assets
Interest rate swap not designated as cash flow hedge	$78	$—	$78	$—
Total assets at fair value	$78	$—	$78	$—

As of June 30, 2016:
Liabilities
Interest rate swap not designated as cash flow hedge	$863	$—	$863	$—
Total liabilities at fair value	$863	$—	$863	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of March 31, 2017 or June 30, 2016.
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
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2017 and June 30, 2016, the Company maintained a valuation allowance of $9,819 and $9,700, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The increase in the valuation allowance is due to the exchanges of LLC Units into Class A common stock by certain LLC Unit holders during the nine months ended March 31, 2017.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. For the three months ended March 31, 2017 and 2016, the Company's effective tax rate was 30.1% and 38.7%, respectively. For the nine months ended March 31, 2017 and 2016, the Company's effective tax rate was 32.2% and 35.7%, respectively. The principal differences in the Company's effective tax rate with comparable historical periods presented and the statutory federal income tax rate of 35% relate to the impact of the non-controlling interests in the LLC, which is a pass-through entity for U.S. federal tax purposes, and state taxes. The Company's effective tax rate for the three and nine months ended March 31, 2017 and 2016 also reflects the impact of the Company's share of the LLC's permanent items such as non-deductible stock compensation expense attributable to profits interests. Additionally, the Company's effective tax rate for the three and nine months ended March 31, 2017 and 2016 includes the benefit of deductions under Section 199 of the Internal Revenue Code.
11. Stock-Based Compensation
On January 6, 2014, the Company’s Board of Directors adopted the Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2017, 1,224,384 shares remain available for future issuance under the Incentive Plan.
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
On November 4, 2016, the Company granted 130,500 restricted stock units and restricted stock awards to certain key employees. The grant date fair value of these awards was $2,039 based on a stock price of $15.62 per share on the date of grant. Under the terms of the agreements, approximately 63% of the awards vest in substantially equal annual installments over a four year period, and the remaining 37% of the awards vest in tranches based on the achievement of annual performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation. Readers should refer to Note 14 to the fiscal year 2016 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, for additional information related to the Company's other awards and the Incentive Plan.
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2017:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2016	140,908	$16.17
Granted	168,227	15.55
Vested	(70,368)	(15.30)
Forfeited	(975)	(20.18)
Total Non-vested Restricted Stock Units as of March 31, 2017	237,792	$15.98

Stock compensation expense attributable to the Company's share-based equity awards was $325 and $459 for the three months ended March 31, 2017 and 2016, respectively, and $1,070 and $1,464 for the nine months ended March 31, 2017 and 2016, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan and under the previously existing LLC Agreement is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income. As of March 31, 2017 and June 30, 2016, unrecognized compensation cost related to nonvested, share-based compensation was $3,080 and $2,131, respectively. As of March 31, 2017, the weighted average years outstanding for unvested awards under the Incentive Plan was 2.7. All awards under the previously existing LLC Agreement were fully vested as of March 31, 2017. During the nine months ended March 31, 2017, the Company withheld approximately 11,833 shares at an aggregate cost of approximately $167, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested and were issued. Awards vesting during the nine months ended March 31, 2017 include 37,727 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Basic and diluted net earnings per share of Class A Common Stock for the three and nine months ended March 31, 2017 and 2016 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Basic:
Net income attributable to Malibu Boats, Inc.	$8,013	$5,776	$18,694	$14,438
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	17,727,956	17,868,896	17,665,672	17,876,726
Weighted-average participating restricted stock units convertible into Class A Common Stock	149,196	106,818	133,549	91,380
Basic weighted-average shares outstanding	17,877,152	17,975,714	17,799,221	17,968,106
Basic net income per share	$0.45	$0.32	$1.05	$0.80

Diluted:
Net income attributable to Malibu Boats, Inc.	$8,013	$5,776	$18,694	$14,438
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	17,877,152	17,975,714	17,799,221	17,968,106
Restricted stock units granted to employees	85,134	27,144	88,045	54,233
Diluted weighted-average shares outstanding [1]	17,962,286	18,002,858	17,887,266	18,022,339
Diluted net income per share	$0.45	$0.32	$1.05	$0.80

1 The Company excluded 1,293,447 and 1,484,611 potentially dilutive shares from the calculation of diluted net income per share for the three ended March 31, 2017 and 2016 and 1,293,447 and 1,415,723 potentially dilutive shares from the calculation of dilute net income for the nine months ended March 31, 2017 and 2016, respectively, as these shares would have been antidilutive.
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. No units were repurchased during the three or nine months ended March 31, 2017. During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. Other than these repurchase commitments, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchases as of March 31, 2017 or June 30, 2016, respectively.
Contingencies
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined.
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at March 31, 2017 (unaudited) or June 30, 2016 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged MasterCraft's infringement of a utility patent related to wake surfing technology (U.S. Patent No. 8,578,873). The Court had issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on August 14, 2017.
On February 16, 2016, the Company filed a second suit against MasterCraft in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company’s complaint alleges MasterCraft’s infringement of another utility patent related to wake surfing technology (U.S. Patent No. 9,260,161). The Court had issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on October 30, 2017.
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
On September 26, 2016, MasterCraft filed a request with the PTO for Ex Parte Reexamination of the Company’s U.S. Pat. No. 9,260,161, the patent at issue in the second Tennessee lawsuit. On November 18, 2016, the PTO granted that request for ex parte reexamination, and on February 16, 2017, the PTO issued a Non-Final Office Action. On April 17, 2017, the Company filed a Response to the Non-Final Office Action.
On May 2, 2017, the Company and MasterCraft entered into a Settlement Agreement (the “MasterCraft Settlement Agreement”) to settle lawsuits filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by MasterCraft of two of the Company’s utility patents. Under the terms of the MasterCraft Settlement Agreement, MasterCraft will make a one-time payment of $2,500 and entered into a license agreement for the payment of future royalties for boats sold by MasterCraft using the licensed technology. The parties agreed to dismiss all claims in the patent litigation.
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
14. Segment Information
The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2017 and 2016, respectively, and the Company’s financial position at March 31, 2017 and June 30, 2016, respectively:

	Three Months Ended March 31, 2017				Nine Months Ended March 31, 2017
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$73,844	$5,491	$(2,186)	$77,149	$196,285	$17,158	$(6,612)	$206,831
Affiliate (or intersegment) sales	2,186	—	(2,186)	—	6,612	—	(6,612)	—
Net sales to external customers	71,658	5,491	—	77,149	189,673	17,158	—	206,831
Income (loss) before provision for income taxes	12,193	556	(98)	12,651	29,470	1,394	(158)	30,706

	Three Months Ended March 31, 2016				Nine Months Ended March 31, 2016
	U.S.	Australia	Eliminations	Total	U.S.	Australia	Eliminations	Total
Net sales	$66,071	$5,503	$(3,035)	$68,539	$176,972	$15,666	$(6,353)	$186,285
Affiliate (or intersegment) sales	3,035	—	(3,035)	—	6,353	—	(6,353)	—
Net sales to external customers	63,036	5,503	—	68,539	170,619	15,666	—	186,285
Income before provision for income taxes	10,635	230	(249)	10,616	25,094	347	(225)	25,216

	As of March 31, 2017	As of June 30, 2016
Assets
U.S.	$234,268	$222,613
Australia	18,263	17,130
Eliminations	(17,507)	(17,417)
Total assets	$235,024	$222,326

15. Subsequent Events
On May 2, 2017, the Company and MasterCraft entered into the MasterCraft Settlement Agreement to settle lawsuits filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by MasterCraft of two of the Company’s utility patents. Under the terms of the MasterCraft Settlement Agreement, MasterCraft will make a one-time payment of $2,500 and entered into a license agreement for the payment of future royalties for boats sold by MasterCraft using the licensed technology. The parties agreed to dismiss all claims in the patent litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, economic and business conditions, demand for our products, changes in consumer preferences, competition within our industry, our reliance on our network of independent dealers, our ability to manage our manufacturing levels and our large fixed cost base, and the successful introduction of our new products, as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2016 ("Form 10-K") and under the heading “Part II. Item 1A-Risk Factors” appearing in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016. Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
On a consolidated basis, net sales increased 12.6%, gross profit increased 16.1%, net income increased 35.9% and adjusted EBITDA increased 19.0% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. For the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016, net sales increased 11.0%, gross profit increased 12.3%, net income increased 28.4% and adjusted EBITDA increased 16.0%. For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, net sales at our U.S. operations increased 13.7%, gross profit increased 14.9%, net income increased 33.3% and adjusted EBITDA increased 17.1%. The increase in net income in the third quarter of fiscal year 2017 was mainly due to an increase in net sales attributable to higher volumes, year over year price increases and lower discounts offset by mix shift to our new Response and 21VLX models. The increase in net income was also attributable to lower interest expense attributable to a change in the fair value of our interest rate swap offset by an increase in general and administrative expenses. For the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016, net sales at our U.S. operations increased 11.2%, gross profit increased 10.7%, net income increased 24.3% and adjusted EBITDA increased 13.2%. The increase in net income for the first nine months of fiscal year 2017 was mainly due to an increase in net sales attributable to higher volumes, increased demand for optional features, year over year price increases, lower discounts and a mix shift to new, higher priced models offset by higher rebate expense. The increase in net income was also attributable to a decrease in operating expenses due to a decrease in our Marine Power Holding, LLC ("Marine Power") litigation judgment following our appeal of the verdict and the court ruling decreasing the judgment amount and lower interest expense attributable to a change in the fair value of our interest rate swap, partially offset by higher general and administrative expenses. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Outlook
Although industry-wide retail boat sales remain lower than they were in 2007, prior to the financial crisis, sales volumes expanded during fiscal years 2015 and 2016. According to Statistical Surveys, Inc., domestic retail registrations of performance sport boats increased approximately 12%, in 2016, 10% in 2015, 16% in 2014, and 12% in 2013 for the 50 reporting states. We believe domestic retail demand growth has continued at for calendar year 2017. We expect the growing demand for our product to continue, but there are numerous variables that have the potential to impact our volumes. For example, we believe the substantial decrease in the price of oil has resulted in some reduced demand for our boats in the southwest region. Further, international demand has been diminished by the broad strength of the U.S. dollar where our product prices have increased along with the U.S. dollar and weakening commodity prices. The U.S. dollar appreciation and weakening commodity prices is significantly impacting the Canadian market, an important market for us. Demand remains weak in other areas of the world, notably South America, South Africa and Europe. To date, growth in our domestic market has offset significantly diminished demand from the international market (other than Australia). The market for performance sport boats may also be challenged by other general economic conditions, which affects the retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, and overall consumer confidence potentially impacting demand for our products. While numerous risks persist, we currently believe our market will continue to grow at a healthy rate in 2017, albeit at a potentially lower rate than it has in the recent past.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and began competing with our patented Surf Gate system. This competitive environment continued in 2015 and our share was up only slightly. However, given strong new product introductions and strong retail registration trends our domestic market share increased to over 33% during calendar year 2016, the highest level in our company's history. For model year 2017 which began on July 1, 2016, we unveiled the all-new Malibu Wakesetter 22 MXZ, the Wakesetter 24 MXZ and Wakesetter 21 VLX and, in November of 2016, we launched the new Malibu Response Txi. The Malibu Wakesetter 21 VLX is designed to be a premium product with an accessible nationally advertised price while the new Malibu MXZ models are an important renewal of our commitment to the premium picklefork category. In addition, on our model year 2017 products, we made enhancements to available features, including new stereos on all models with sound zone technology and a complete redesign of dashboards on all Axis models. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
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
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu

Boats, Inc.'s share of income. Our provision for income taxes for the nine months ended March 31, 2017 reflects a reported effective tax rate of 32.2%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, as well as the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of March 31, 2017, we had a 93.4% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	77,149	100.0%	68,539	100.0%	206,831	100.0%	186,285	100.0%
Cost of sales	55,787	72.3%	50,133	73.1%	151,833	73.4%	137,290	73.7%
Gross profit	21,362	27.7%	18,406	26.9%	54,998	26.6%	48,995	26.3%
Operating expenses:
Selling and marketing	1,789	2.3%	1,574	2.3%	6,362	3.1%	5,998	3.2%
General and administrative	5,997	7.8%	4,462	6.5%	15,514	7.5%	13,281	7.1%
Amortization	550	0.7%	545	0.8%	1,649	0.8%	1,637	0.9%
Operating income	13,026	16.9%	11,825	17.3%	31,473	15.2%	28,079	15.1%
Other expense, net:
Other income	41	0.1%	40	0.1%	116	0.1%	64	—%
Interest expense, net	(416)	(0.5)%	(1,249)	(1.8)%	(883)	(0.4)%	(2,927)	(1.6)%
Other expense	(375)	(0.5)%	(1,209)	(1.8)%	(767)	(0.4)%	(2,863)	(1.5)%
Income before provision for income taxes	12,651	16.4%	10,616	15.5%	30,706	14.8%	25,216	13.5%
Provision for income taxes	3,805	4.9%	4,109	6.0%	9,897	4.8%	9,011	4.8%
Net income	8,846	11.5%	6,507	9.5%	20,809	10.1%	16,205	8.7%
Net income attributable to non-controlling interest	833	1.1%	731	1.1%	2,115	1.0%	1,767	0.9%
Net income attributable to Malibu Boats, Inc.	8,013	10.4%	5,776	8.4%	18,694	9.0%	14,438	7.8%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
U.S.	985	93.5%	877	91.8%	2,582	91.9%	2,409	91.0%
Australia	69	6.5%	78	8.2%	229	8.1%	238	9.0%
Total units	1,054		955		2,811		2,647

Volume by Brand
Malibu	758	71.9%	650	68.1%	1,999	71.1%	1,775	67.1%
Axis	296	28.1%	305	31.9%	812	28.9%	872	32.9%
Total units	1,054		955		2,811		2,647

Net sales per unit	$73,196		$71,769		$73,579		$70,376
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Net Sales
Net sales for the three months ended March 31, 2017 increased $8.6 million, or 12.6%, to $77.1 million as compared to the three months ended March 31, 2016. Included in net sales for each of the three months ended March 31, 2017 and March 31, 2016 were net sales of $5.5 million, attributable to our Australian business. Unit volume for the three months ended March 31, 2017 increased 99 units, or 10.4%, to 1,054 units as compared to the three months ended March 31, 2016 driven by demand for our new models such as the Malibu Wakesetter 21 VLX and 22 and 24 MXZs. Net sales per unit increased 2.0% to $73,196 per unit for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by year over year price increases and lower discount activity, offset by a mix shift to our new Response and 21 VLX models. Net sales per unit in the U.S. increased 1.2% to $72,749 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Cost of Sales
Cost of sales for the three months ended March 31, 2017 increased $5.7 million, or 11.3%, to $55.8 million as compared to the three months ended March 31, 2016. The increase in cost of sales was driven primarily by increased volumes, higher labor costs per unit, and an increase in warranty expense. Included in cost of sales were $0.1 million in costs related to our engines vertical integration initiative.
Gross Profit
Gross profit for the three months ended March 31, 2017 increased $3.0 million, or 16.1%, to $21.4 million compared to the three months ended March 31, 2016. The increase in gross profit was due mainly to higher volumes. Gross margin for the three months ended March 31, 2017 increased 80 basis points from 26.9% to 27.7% over the same period in the prior fiscal year. The increase in gross margin was driven primarily by lower material cost per unit, offset by increases in labor and warranty expense.
Operating Expenses
Selling and marketing expenses for the three month period ended March 31, 2017 increased $0.2 million or 13.7%, compared to the three months ended March 31, 2016. As a percentage of sales, selling and marketing expenses were flat over the same period. General and administrative expenses for the three months ended March 31, 2017 increased $1.5 million, or 34.4%, to $6.0 million as compared to the three months ended March 31, 2016, largely due to an increase in legal expenses incurred in connection with ongoing litigation matters as well as higher incentive compensation and development costs associated with our engines vertical integration initiative which we initiated in fiscal year 2017.
Other Expense, Net
Other expense, net for the three month period ended March 31, 2017 decreased $0.8 million as compared to the three months ended March 31, 2016. The decrease in other expense, net is mostly related to the change in the fair value of our interest rate swap we entered into on July 1, 2015 as well as lower interest expense on our term loan which has a lower average principal balance for the three month period ended March 31, 2017 as compared to the three months ended March 31, 2016.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2017 decreased $0.3 million, to $3.8 million compared to the three months ended March 31, 2016. The decrease in our provision for income taxes is a result of a decrease in our reported effective tax rate, which for the three months ended March 31, 2017 and 2016, was 30.1% and 38.7%, respectively. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income and also includes the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the three month period ended March 31, 2017 by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2017 and 2016, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 6.8%.
Comparison of the Nine Months Ended March 31, 2017 to the Nine Months Ended March 31, 2016
Net Sales
Net sales for the nine months ended March 31, 2017 increased $20.5 million, or 11.0%, to $206.8 million as compared to the nine months ended March 31, 2016. Included in net sales for the nine months ended March 31, 2017 and March 31, 2016 were net sales of $17.2 million and $15.7 million, respectively, attributable to our Australian business. Unit volume for the nine months ended March 31, 2017 increased 164 units, or 6.2%, to 2,811 units as compared to the nine months ended March 31, 2016 due to demand for new models, such as the Malibu Wakesetter 21 VLX and MXZ series, and optional features. Net sales per unit increased 4.6% to $73,579 per unit for the nine months ended March 31, 2017 compared to the nine months ended

March 31, 2016, primarily driven by year over year price increases, a mix shift from Axis to Malibu, and lower discount activity, offset by higher rebate expense associated with our new rebate program for model year 2017. Net sales per unit in the U.S. increased 3.7% to $73,460 for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016.
Cost of Sales
Cost of sales for the nine months ended March 31, 2017 increased $14.5 million, or 10.6%, to $151.8 million as compared to the nine months ended March 31, 2016. The increase in cost of sales was primarily driven by increased volumes, higher material content and labor hours driven by the mix shift to Malibu from Axis as well as higher warranty expense. Included in cost of sales were $0.2 million in costs related to our engines vertical integration initiative.
Gross Profit
Gross profit for the nine months ended March 31, 2017 increased $6.0 million, or 12.3%, to $55.0 million compared to the nine months ended March 31, 2016. The increase in gross profit resulted primarily from higher volumes. Gross margin for the nine months ended March 31, 2017 increased 30 basis points to 26.6% from 26.3% over the same period in the prior year due primarily to lower material cost margin, offset partially by higher labor and warranty expenses.
Operating Expenses
Selling and marketing expenses for the nine month period ended March 31, 2017 increased $0.4 million, or 6.1%, to $6.4 million compared to the nine months ended March 31, 2016, due primarily to increased payroll, commissions, and related costs attributable to additional headcount and timing of marketing events. As a percentage of sales, sales and marketing expense decreased 10 basis points from 3.2% for the nine months ended March 31, 2016 to 3.1% for the nine month period ended March 31, 2017. General and administrative expenses for the nine months ended March 31, 2017 increased $2.2 million, or 16.8%, to $15.5 million as compared to the nine months ended March 31, 2016. The increase in general and administrative expenses was driven in part by an increase in legal expenses incurred in connection with our on-going litigation matters offset by a $1.3 million reduction in the Marine Power litigation judgment following a court verdict in the second quarter of fiscal year 2017. Excluding the change in the Marine Power litigation judgment, general and administrative expenses increased $3.5 million primarily due to increased legal expenses in connection with our on-going litigation matters, higher incentive compensation, and product development activities in connection with our engines vertical integration initiative, offset by lower acquisition related expenses stemming from acquisition activities in the prior fiscal year and stock compensation expense associated, in part, with share-based equity awards granted in the second quarter of fiscal year 2016.
Other Expense, Net
Other expense, net for the nine month period ended March 31, 2017 decreased $2.1 million as compared to the nine months ended March 31, 2016. The decrease in other expense, net is mostly related to the change in the fair value of our interest rate swap we entered into on July 1, 2015 and lower interest expense on our term loan which had a lower average principal balance during the nine month period ended March 31, 2017 as compared to the nine months ended March 31, 2016, primarily as a result of a principal payment of $15.0 million in August 2016.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2017 increased $0.9 million, to $9.9 million compared to the nine months ended March 31, 2016. The increase in our provision for income taxes is due to an increase in pretax income offset by lower tax expense attributable to a decrease in our reported effective tax rate. For the nine months ended March 31, 2017, our reported effective tax rate was 32.2% compared to 35.7% over the same period in the prior fiscal year. The reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income and also includes the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the nine month period ended March 31, 2017 by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2017 and 2016, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.1% and 7.3%, respectively.
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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$8,846	$6,507	$20,809	$16,205
Provision for income taxes	3,805	4,109	9,897	9,011
Interest expense	416	1,249	883	2,927
Depreciation	1,050	833	3,044	2,449
Amortization	550	545	1,649	1,637
Professional fees [1]	1,159	404	3,145	622
Marine Power litigation judgment [2]	—	—	(1,330)	—
Acquisition and integration related expenses [3]	—	—	—	401
Stock-based compensation expense [4]	325	459	1,070	1,464
Engine development [5]	630	—	1,090	—
Adjusted EBITDA	$16,781	$14,106	$40,257	$34,716
Adjusted EBITDA Margin	21.8%	20.6%	19.5%	18.6%

(1)
Represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC ("MasterCraft"). For more information about the legal proceedings, refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
The table that follows shows the reconciliation of net income attributable to Malibu Boats, Inc. to Adjusted Fully Distributed Net Income for the periods presented (in thousands except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income attributable to Malibu Boats, Inc.	$8,013	$5,776	$18,694	$14,438
Provision for income taxes	3,805	4,109	9,897	9,011
Professional fees [1]	1,159	404	3,145	622
Acquisition and integration related expenses [2]	—	—	—	401
Fair market value adjustment for interest rate swap [3]	(116)	510	(941)	685
Stock-based compensation expense [4]	325	459	1,070	1,464
Marine Power litigation judgment [5]	—	—	(1,330)	—
Engine development [6]	630	—	1,090	—
Net income attributable to non-controlling interest [7]	833	731	2,115	1,767
Fully distributed net income before income taxes	14,649	11,989	33,740	28,388
Income tax expense on fully distributed income before income taxes [8]	5,201	4,256	11,978	10,078
Adjusted fully distributed net income	$9,448	$7,733	$21,762	$18,310

Adjusted Fully Distributed Net Income per share of Class A Common Stock [9]:
Basic	$0.49	$0.40	$1.13	$0.94
Diluted	$0.49	$0.40	$1.13	$0.94

Weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income [10]:
Basic	19,343,738	19,380,638	19,289,438	19,375,330
Diluted	19,343,738	19,380,638	19,289,438	19,375,330

(1)
Represents legal and advisory fees related to our litigation with MasterCraft. For more information about the legal proceedings, refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
(8)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% of income before income taxes for the three and nine months ended March 31, 2017 and 2016, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

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

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our debt arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2017	2016
Total cash provided by (used in):
Operating activities	$30,648	$22,294
Investing activities	(6,967)	(5,352)
Financing activities	(17,313)	(6,218)
Impact of currency exchange rates on cash balances	6	(43)
Increase in cash	$6,374	$10,681
Comparison of the Nine Months Ended March 31, 2017 to the Nine Months Ended March 31, 2016
Operating Activities
Net cash provided by operating activities was $30.6 million for the nine months ended March 31, 2017 compared to net cash provided by operating activities of $22.3 million for the nine months ended March 31, 2016, an increase of $8.3 million. The increase in cash provided by operating activities primarily resulted from changes in operating assets and liabilities of $6.6 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory. In addition, cash provided by operating activities increased by $1.7 million due to increases in net income (after consideration of non-cash items included in net income).
Investing Activities
Net cash used for investing activities was $7.0 million for the nine months ended March 31, 2017 compared to $5.4 million for the nine months ended March 31, 2016, an increase of $1.6 million. The increase in cash used for investing activities was primarily due to the purchase of an additional facility in Loudon, Tennessee for our vertical integration initiatives. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.

Financing Activities
Net cash used in financing activities increased $11.1 million to $17.3 million for the nine months ended March 31, 2017 compared to $6.2 million for the nine months ended March 31, 2016, primarily due to a principal payment of $15.0 million on our outstanding term loan in August 2016. For the nine months ended March 31, 2016 we made principal payments of $4.5 million on the term loan and repurchased $0.8 million of our Class A common stock as part of a stock repurchase program in fiscal 2016. We have not repurchased any of our stock as part of a stock repurchase program in fiscal year 2017.
Loans and Commitments
Our indirect subsidiary, Malibu Boats, LLC, as borrower (the "Borrower"), has lending arrangements with several financial institutions pursuant to a credit agreement with a syndicate of banks led by SunTrust Bank (the "Amended and Restated Credit Agreement"). Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate ("LIBOR") plus 1% (the "Base Rate") or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Malibu Boats, LLC will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the Amended and Restated Credit Agreement. The obligations of the Borrower under the credit agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, including Malibu Boats Domestic International Sales Corp. and Malibu Australian Acquisition Corp., and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to a security agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated April 2, 2015 (the “Security Agreement”), and other collateral documents. The revolving credit facility and term loan mature on April 2, 2020. As of March 31, 2017, the Amended and Restated Credit Agreement included the following facilities:

•
Revolving Credit Facility. Malibu Boats, LLC has access to a revolving credit facility from a bank syndicate led by SunTrust Bank with available borrowings of $25.0 million due on or before April 2, 2020. As of March 31, 2017, no amounts were outstanding under the revolving credit facility.

•
Swingline Credit Facility. Malibu Boats, LLC received a swingline line of credit from SunTrust Bank in the principal amount of up to $5.0 million due on or before April 2, 2020. Any amounts drawn under the swingline line of credit reduce the capacity under the revolving credit facility. As of March 31, 2017, no amounts were outstanding under the swingline facility.

•
Letter of Credit Facility. Malibu Boats, LLC has the ability to request the issuance of letters of credit by SunTrust Bank in the principal amount of up to $5.0 million. The principal amounts of any issued but undrawn letters of credit and any amounts drawn under issued letters of credit that have not been reimbursed reduce the availability under the revolving credit facility. As of March 31, 2017, $0.1 million was issued and undrawn under the letter of credit facility.

•
Term Loans. Malibu Boats, LLC received a term loan from each of the banks in the syndicate in the aggregate principal amount of $80.0 million due on or before April 2, 2020. On August 4, 2016, in accordance with the Amended and Restated Credit Agreement, we elected to prepay $15.0 million of the term loan. As of March 31, 2017, we had a total of $55.9 million outstanding under the term loans.

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
With respect to our engine vertical integration strategy, we expect a total investment, including investments already made to date, through expenditures, working capital, and capital expenses of approximately $18.0 million through fiscal year 2019, which we intend to finance with cash from operations and our revolving credit facility.
We estimate that approximately $4.4 million will be currently due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the fiscal year 2017 payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed March 15, 2017. Management expects minimal effect on our future liquidity and capital resources.
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
Stock Repurchase Program
On February 1, 2016, our Board of Directors authorized a stock repurchase program to allow for repurchase of up to $15.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from February 8, 2016 to February 8, 2017. During the nine months ended March 31, 2017 we purchased no additional shares under the repurchase program.
Contractual Obligations and Commitments
Since June 30, 2016, we repaid $15.0 million on our outstanding term loan in August 2016 and $1.1 million in October 2016, resulting in $55.9 million outstanding under our term loan as of March 31, 2017. All other changes to our contractual obligations during the nine months ended March 31, 2017 were completed in the normal course of business and are not considered material.
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
Critical Accounting Policies
As of March 31, 2017, there were no significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
On May 2, 2017, the Company and MasterCraft entered into a Settlement Agreement (the “MasterCraft Settlement Agreement”) to settle lawsuits filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by MasterCraft of two of the Company’s utility patents. Under the terms of the MasterCraft Settlement Agreement, MasterCraft will make a one-time payment of $2,500 and entered into a license agreement for the payment of future royalties for boats sold by MasterCraft using the licensed technology. The parties agreed to dismiss all claims in the patent litigation.
Item 1A. Risk Factors
There were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2016 and Part II, Item 1A. "Risk Factors" of our Form 10-Q for the three months ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 2, 2017, in connection with the exchange of limited liability company interests of the LLC by certain members of the LLC, the Company issued a total of 70,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the members in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On March 3, 2017, in connection with the exchange of limited liability company interests of the LLC by a certain member of the LLC, the Company issued a total of 23,675 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the member in reliance on the exemption under Section 4(a)(2) of the Securities Act. At the same time, one share of Class B Common Stock held by the member was canceled in connection with the exchange.
On March 29, 2017, in connection with the exchange of limited liability company interests of the LLC by a certain member of the LLC, the Company issued a total of 5,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to the member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Stock Repurchases
We did not repurchase any stock during the quarter ended March 31, 2017. The stock repurchase program which was authorized by our Board of Directors on February 1, 2016 expired on February 8, 2017.
Limitation on Payment of Dividends
The credit agreement governing our credit facility generally prohibits the LLC and our other subsidiaries from paying dividends or making distributions to us. However, our credit agreement currently permits the LLC to make dividends and distributions of up to $15.0 million in connection with our Repurchase Program and $6.0 million in any fiscal year for any reason, in each case, subject to compliance with other financial covenants.
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

May 3, 2017	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)