Form 10-K
period 2017-06-30
Malibu Boats, Inc.
filed 2017-09-08
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $303.0 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2016 and the closing price of the registrant’s Class A common stock on the NASDAQ Global Select Market on December 31, 2016. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of September 6, 2017 was 20,287,030 and 18, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2017.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding expected benefits of our acquisition of Cobalt Boats, LLC, demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: the successful integration of Cobalt Boats, LLC into our business; general economic conditions; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our failure to manage our manufacturing levels while addressing the seasonal retail pattern for our products; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; the success of our engines integration strategy; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; our ability to meet our manufacturing workforce needs; our reliance on third-party suppliers and ability to obtain adequate raw materials and components; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to grow our business through acquisitions or strategic alliances and new partnerships; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; exposure to workers' compensation claims and other workplace liabilities; risks inherent in operating in foreign jurisdictions; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our credit facilities which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our status as an “emerging growth company”; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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

PART I.

Item 1. Business
Unless otherwise expressly indicated or the context otherwise requires, in this Annual Report on Form 10-K:

•
we use the terms “Malibu Boats,” the “Company,” “we,” “us,” “our” or similar references to refer (1) prior to the consummation of our IPO on February 5, 2014, to Malibu Boats Holdings, LLC, or the LLC, and its consolidated subsidiaries and (2) after our IPO, to Malibu Boats, Inc. and its consolidated subsidiaries;

•	we refer to our initial public offering of Class A common stock on February 5, 2014, as our “IPO”;

•	we refer to the owners of membership interests in the LLC immediately prior to the consummation of the IPO, collectively, as our “pre-IPO owners”;

•	we refer to owners of membership interests in the LLC (the "LLC Units"), collectively, as our “LLC members”;

•
references to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30. Fiscal year 2013 for the LLC ended on June 30, 2013. Fiscal years 2014, 2015, 2016 and 2017 ended on June 30, 2014, 2015, 2016 and 2017 respectively;

•	we use the term “recreational powerboat industry” to refer to our industry group, which includes performance sport boats, sterndrive and outboard boats;

•
we use the term “performance sport boat category” to refer to our industry category, consisting primarily of fiberglass boats equipped with inboard propulsion and ranging from 19 feet to 26 feet in length, which we believe most closely corresponds to (1) the inboard ski/wakeboard category, as defined and tracked by the National Marine Manufacturers Association, or NMMA, and (2) the inboard skiboat category, as defined and tracked by Statistical Surveys, Inc., or SSI;

•
we use the terms “sterndrive” and “outboard” to refer to our newly expanded industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to (1) the sterndrive and outboard categories, as defined and tracked by NMMA, and (2) the sterndrive and outboard propulsion categories, as defined and tracked by SSI; and

•
references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2017, and excludes such data for Australia and New Zealand.

This Annual Report on Form 10-K includes our trademarks, such as “Surf Gate,” “Wakesetter,” “SurfBand,” “Swim Step,” and “TrueWave” which are protected under applicable intellectual property laws and are the property of Malibu Boats. This Form 10-K also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. We have the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis Wake Research (“Axis”) brands. With our recent acquisition of Cobalt Boats, LLC (“Cobalt”) in July 2017, we also have the #1 market share position in the United States through our Cobalt brand in the 24’—29’ segment of the sterndrive category. Our boats are used for water sports, including water skiing, wakeboarding and wake surfing, as well as general recreational boating. We believe we have been a consistent innovator in the recreational powerboat industry, designing products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle. We believe many of our innovations, such as our proprietary Surf Gate technology launched in 2012, expand the market for our products by introducing consumers to new and exciting recreational activities. We also added another strong brand in Cobalt with a versatile lineup of boats, further deepening our product portfolio, expanding our addressable market, and ultimately, our ability to provide consumers with a better customer-inspired experience. We believe that the performance, quality, value and multi-purpose features of our boats position us to achieve our goal of increasing our market share in the expanding recreational boating industry.
We sell our boats under three brands—Malibu; Axis; and Cobalt. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. Retail prices of our Malibu boats typically range from $50,000 to $180,000. We launched our Axis boats in 2009 to appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Axis boats typically range from $50,000 to $95,000. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Retail prices for our Cobalt boats typically range from $50,000 to $700,000.
Our boats are constructed of fiberglass, available in a range of sizes, hull designs and propulsion systems (i.e., inboard, sterndrive and outboard). We employ experienced product development and engineering teams that enable us to offer a range of models across each of our brands while consistently introducing innovative features in our product offerings. Our engineering team closely collaborates with our manufacturing personnel in order to improve product quality and process efficiencies. The results of this collaboration are reflected in our receipt of numerous industry awards, including the "WSIA Innovation of Year" for the Malibu Command Center in 2017 and the Boating Industry's "Top Product Award" for the Integrated Surf Platform ("ISP") in 2016.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat industry. As of July 1, 2017, our Malibu and Axis brand distribution channel consisted of 126 independent dealers operating in 146 locations in North America and we had 59 independent dealer locations across 40 countries outside of North America, including Australia. Our Malibu and Axis brand boats are the exclusive performance sport boats offered by the majority of our dealers. Our acquisition of Cobalt has allowed us to expand into Cobalt’s strong network which consists of 111 independent dealers operating 142 locations worldwide with a large percentage of those dealers having the #1 or #2 market share in their respective markets. The acquisition of Cobalt has increased our total independent dealer network to over 300 locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Financial Information About Segments
We currently report our results of operations under two reportable segments called U.S. and Australia segments based on their respective geographic manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets. The segment and geographic information required herein is contained in Note 17 - Segment Reporting, in the notes to our consolidated financial statements.
We acquired Cobalt in July 2017, and as of the date of this report, we have not made a final assessment as to the number of reportable segments the Company will have in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, going forward.
Our Market Opportunity
During calendar year 2016, retail sales of new recreational powerboats in the United States totaled $8.2 billion. Of the recreational powerboat categories defined and tracked by the NMMA, our core market corresponds most directly to the inboard ski/wakeboard category, which we refer to as the performance sport boat category. We serve this category through our Malibu, Axis and Cobalt brands. Through our Cobalt brand, we also now directly access the larger outboard and sterndrive categories, which together accounted for $5.5 billion in retail sales in calendar year 2016. Combined, our product portfolio allows us to meaningfully access an addressable market that represented nearly $6.6 billion of sales in 2016. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2016:

Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	160,900	$4,659
Sterndrive	12,200	878
Performance sport boat	8,700	818
Jet boat	5,000	205
Total addressable market	186,800	$6,560
We believe we are well-positioned to benefit from trends in our addressable market, including:
Improving Macroeconomic Environment Driving Increased Consumer Demand for Boats. Following the economic downturn, the recreational powerboat industry has grown and is projected to continue to recover by the NMMA. While domestic sales of recreational powerboats in 2016 grew to approximately 186,800 units, they remained 37% below the historical peak 2006 sales volume of approximately 298,000 units. Within our primary category, performance sport boats, units grew to approximately 8,700 in 2016, 34% below the category's historical peak 2006 sales volume of 13,100, We believe there remains significant opportunity for growth from increased consumer demand in the recreational powerboat industry as the economy improves, but there are numerous variables that have potential to impact future growth.
Size and Strong Growth of Outboard Category. The outboard category of the recreational powerboat industry is the largest category, measured both by unit sales and retail sales. In 2016, outboard boats represented approximately 86% of total units sold and approximately 71% of total retail sales in the United States. Additionally, the outboard category has been one of the strongest performers of the recreational powerboat industry over the past several years. The chart below illustrates the performance of the outboard category based on retail sales since 2010, growing, on average, 7.7% in each of the past six years:

With our recent Cobalt acquisition, we now have a product line designed specifically to target the outboard category of the recreational powerboat industry. We believe the outboard category will continue to be the largest and one of the strongest categories of the recreational powerboat industry, and that significant opportunity remains for us to enhance our outboard product portfolio and dealer distribution network to capitalize on the outboard category’s performance.

Increasing Ages of Used Boats Driving New Boat Sales. In 2016, according to NMMA retail sales data, new recreational powerboats accounted for approximately one out of five recreational powerboat sales in the United States compared to an average of approximately one out of four between 2002 and 2008. We believe the shift toward purchasing more used boats during the economic downturn helped cause the average age of recreational powerboats in use to increase from 15 years in 1997 to over 21 years today. We believe that as the recreational powerboat industry continues its ongoing recovery and older boats reach the end of their usable lives, we expect consumer purchases of new boats to shift back toward historic levels benefiting new boat manufacturers.
Our Strengths
#1 Market Share Position in Performance Sport Boat Category. According to SSI, we have held the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for calendar years since 2010 including 2016. We have grown our U.S. market share from 24.4% in 2010 to 33.0% in 2016. The following table reflects our U.S. market share in the performance sport boat category compared to the market share of our competitors for the periods shown:

	U.S. Market Share in Performance Sport Boat Category
Manufacturer/Brand(s)	2010	2011	2012	2013	2014	2015	2016

Malibu Boats/Malibu and Axis	24.4%	29.0%	30.8%	33.0%	32.0%	32.0%	33.0%
Correct Craft, Inc./Nautique[1]	23.1	19.9	19.6	20.6	23.0	21.6	21.9
MasterCraft Boat Company, LLC/MasterCraft	23.3	23.9	21.8	20.0	20.5	21.7	21.5
Skier's Choice, Inc./Supra and Moomba	16.7	15.6	14.7	12.6	12.0	12.8	12.2
All others	12.5	11.6	13.1	13.8	12.5	11.9	11.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
In June 2015, Correct Craft acquired majority interest in both Centurion Boats and Supreme Boats. Accordingly, market share for Ski Supreme, Centurion, and Nautique Boat Company, Inc. ("Nautique") are reflected combined here for all periods for better comparison.

In addition, our 48% market share of performance sport boat exports to international markets for the 12 months ended March 31, 2017 was the highest among U.S. manufacturers and was more than the market share of our top two competitors combined.
#1 Market Share Position in the 24’—29’ Segment of the Sterndrive Boat Category. Our recent acquisition of Cobalt has established us as a market leader in the sterndrive category. According to SSI, our Cobalt brand holds the highest market share for sterndrive boats in the 24’—29’ segment, a segment that we believe is the largest segment within the overall sterndrive category by retail sales dollars. Since 2010, Cobalt has expanded its market share in this segment from 14.2% in 2010 to 29.2% in 2016. The following table reflects our U.S. market share in the 24’—29’ segment of the sterndrive boat category compared to the market share of our competitors for the periods shown (certain totals for the table below will not sum to exactly 100% due to rounding):

	U.S. Market Share in Sterndrive 24'-29' Segment
Manufacturer/Brand(s)	2010	2011	2012	2013	2014	2015	2016
(units sold)
Cobalt Boats	14.2%	18.3%	18.1%	21.0%	27.0%	27.8%	29.2%
Sea Ray	18.6	20.7	20.6	17.2	16.6	16.5	15.4
Chaparral	12.7	16.7	15.7	18.0	16.1	14.9	14.0
Regal Boats	5.1	5.9	7.5	8.1	6.9	9.3	8.9
Crownline	6.4	6.7	8.5	7.5	6.9	7.5	8.4
Monterey	3.6	4.9	5.6	6.7	6.1	6.4	6.9
All Others	39.4	26.8	24.0	21.6	20.4	17.7	17.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Industry-leading Product Design and Innovation. We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us increase our market share within our categories and generally broaden the appeal of our products among recreational boaters. As a result of the features we have introduced, we believe that our boats are used for an increasingly wide range of activities and are increasingly easier to use, while maintaining the high performance characteristics that consumers expect. Additionally, by introducing new boat models in a range of price points, sizes, bow and hull designs, engine propulsion, and optional performance features, we believe we have enhanced consumers’ ability to select a boat suited to their individual preferences. Our commitment to, and consistency in, developing new boat models and introducing new features are reflected in several notable achievements, including:

•
release of our patented Surf Gate technology in 2012, which allows users to surf on either side of the boat’s wake, generates a better quality surf wave and was the WSIA Innovation of the Year in 2013;

•
launch of the Axis brand of boats in 2009, designed from the ground up to be an entry-level product, which has already captured a 11.3% share of the U.S. market in our category as of December 31, 2016;

•
evolution of our patented Power Wedge, introduced in 2006 into the industry leading Integrated Surf Platform that includes an array of exclusive Malibu technology—Power Wedge II, Surf Gate, Surf Band and Command Center—and provides our consumers with the ability to customize the size and shape of their wakes and waves;

•
successful new model introductions each year. For model year 2017, we launched four new Malibu models: the Malibu Wakesetter 24 MXZ, the Malibu Wakesetter 22 MXZ, and the Malibu Wakesetter 21 VLX were all launched in the summer of 2016; and the Malibu Response TXi was launched in November of 2016. For model year 2017, five new Cobalt models were launched: the Gateway Series CS1, the A Series A36, the SD-SC Series 23SC and 25SC Outboards, and the WSS Surf Series CS3WSS Surf; and

•
a strong new expected product lineup for model year 2018 that includes a new Axis T22, a new Axis A24, an unidentified Malibu introduction and the launch of the new Wakesetter 23 LSV. In addition, Cobalt expects to announce three new models for model year 2018.

Focus on Vertical Integration Opportunities. We have vertically integrated several key components of our manufacturing process, including the manufacturing of boat trailers, towers and tower accessories, machined and billet parts, and tooling. Most recently, we announced an initiative to vertically integrate engine marinization for our Malibu and Axis brands. Vertical integration of key components of our boats gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. For example, if our engine marinization initiative is implemented, our reliance on our two engine suppliers for Malibu and Axis will be significantly diminished, reducing the risk that a change in cost or production from any engine supplier could adversely affect our business. We continually review our manufacturing process to identify opportunities for additional vertical integration investments.
Intellectual Property. A key element of our growth and increased market share has been our intellectual property, which we believe is the best in our industry. Among the most innovative and sought after features on our boats has been Surf Gate. Together with Power Wedge and Surf Band, we believe that these patented technologies will continue to drive demand for our products and increased margins. With our acquisition of Cobalt, we have acquired additional valuable intellectual property, such as Swim Step, further increasing the appeal of our product portfolio. Consequently, there is an increased need to vigorously defend our patents and other intellectual property to ensure we maintain our competitive edge. Because of the appeal of these technologies, we have entered into agreements to license them to other manufacturers within the performance sport boat category. We believe licensing our products provides us with a significant strategic advantage over our competitors by allowing us to expand into other markets and broadening the appeal of these technologies into segments that would not otherwise have them, thereby eventually creating a path to a Malibu purchase.
Strong Dealer Network. We have worked diligently with our dealers to develop one of the strongest distribution networks in the recreational powerboat industry. We believe that our Malibu and Axis brand distribution network of 146 North American dealer locations and 59 international dealer locations as of July 1, 2017 allows us to distribute our performance sport boat products more broadly and effectively than our competitors. For calendar year 2016, our Malibu and Axis brand dealers held or tied for the #1 market share position for the performance sport boat category in 70 of 119 U.S. markets. Our Cobalt distribution network includes 142 worldwide dealer locations. Of those, 22 Cobalt dealers are ranked in Boating Industry’s Top 100 Dealers survey, with six Cobalt dealers ranked in the top 10. We continually review our geographic coverage to identify opportunities for expansion and improvement, and will, where necessary, add dealer locations to address previously underserved markets or replace underperforming dealers.
Highly Recognized Brands. We believe our Malibu, Axis and Cobalt brands are widely recognized in the recreational powerboat industry, which helps us reach a growing number of target consumers. For over 30 years, our Malibu brand has generated a loyal following of recreational boaters and water sports enthusiasts who value the brand’s premium performance and features. Our Axis brand has grown rapidly as consumers have been drawn to its more affordable price point and available optional features. Our newly-acquired Cobalt brand has developed into one of the industry’s most recognizable and respected brands over its 50-year history. We believe that the appeal of our superior performance and innovative products combined with our history with boating enthusiasts and professional water sports athletes contributes to our brand awareness with dealers and consumers. We are able to build on this brand recognition and support through a series of marketing initiatives coordinated with our dealers or executed directly by us. Our marketing efforts are conducted using an array of strategies, which include digital advertising, social media engagement, advertisements in endemic media and the sponsorship of grass-roots boating and watersport events. Additionally, our boats, their innovative features, our sponsored athletes and our dealers all frequently win industry awards, which we believe further boosts our brand recognition and reputation for excellence. We believe our marketing strategies and accomplishments enhance our profile in the industry, strengthen our credibility with consumers and dealers, and increase the appeal of our brands.
Diverse Product Offering. Our acquisition of Cobalt broadens our product portfolio, allowing us to engage consumers in multiple categories within the recreational powerboat industry. Malibu operates in the performance sport boat category, controlling the highest market share. Cobalt is the market leader in the 24’—29’ segment of the sterndrive category, and has recently expanded its product portfolio beyond traditional sterndrive boats with the introduction of its wake surfing and outboard product lines, increasing Cobalt’s addressable market. Overall, we believe our acquisition of Cobalt diversifies our product offering and consumer base, while simultaneously building a collectively stronger boat manufacturer.
Compelling Margins and Cash Flow. Our net income margin was 8.0% and 11.0% for fiscal years 2016 and 2017, respectively. Our adjusted EBITDA margin was 19.1% and 19.8% for fiscal years 2016 and 2017, respectively. For the definition of adjusted EBITDA margin and a reconciliation to net income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - GAAP Reconciliation of Non-GAAP Financial Measures.” We also produced $35.6 million and $35.9 million of net cash from operating activities for fiscal years 2016 and 2017, respectively. We have previously executed, and continue to execute, on an array of initiatives focused on reducing our costs and improving the efficiency of our manufacturing process, enabling us to maintain attractive margins and strong cash flows. These efforts include vertical integration of engines, trailers, towers and tower accessories production, giving us the ability to increase incremental margin per boat sold. In addition, our low capital expenditure requirements and highly efficient working capital cycle have allowed us to generate significant excess cash flow from operations, excluding one-time litigation costs incurred in each of fiscal years 2016 and 2017. We believe our strong cash flow increases our financial stability and provides us with more flexibility to invest in growth initiatives. We further believe our experience implementing operational improvements and vertical integration initiatives to expand margin will positively impact the performance of our recently acquired Cobalt subsidiary. Significant opportunities for operational and financial improvement exist within the Cobalt business and include sourcing and procurement, lamination, assembly processes personnel management, and vertical integration.
Highly Experienced Management Team. Our experienced management team has demonstrated its ability to navigate various economic cycles, identify, create and integrate new product innovations, improve financial performance, optimize operations, enhance our distribution model and recruit top industry talent. Our Chief Executive Officer, Jack Springer, joined Malibu Boats in 2009 and has assembled an executive team with strong, complementary talents and experience. This team has led a workforce that we believe has produced superior results, including market share gains, sales growth and profitability improvement.
Our Strategy
We intend to capitalize on the recovery in the recreational powerboat industry through the following strategies:
Continue to Develop New and Innovative Products in Our Categories. We intend to continue developing and introducing new and innovative products—both new boat models to better address a broader range of consumers and new features to deliver better performance, functionality, convenience, comfort and safety to our consumers. We believe that new products and features are important to the growth of our market share, the continued expansion of our categories and our ability to maintain attractive margins.
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the recreational powerboat industry, while also updating and refreshing our existing boat models regularly. For example, we introduced Axis-branded boats starting in 2009 to address the entry-level segment of the performance sport boat category, we launched the Malibu Wakesetter MXZ product line in 2012 to enter the premium “picklefork” bow design segment of the performance sport boat category, and we released the Malibu M235 in 2016 to deliver luxury and performance in the ultra-premium segment of the performance sport boat category. Second, we seek to develop and integrate innovative new features into our boats, such as Surf Gate, Malibu Touch Command and Power Wedge. Over the past two years, we have continued these strategies by introducing eight new models, including three in the Axis line, and we have enhanced our optional feature offerings with the new Power Wedge II and the industry’s first 12-inch touchscreen dash system. For our 2017 model year, we released the Wakesetter 22 MXZ, the Wakesetter 24 MXZ, the Wakesetter 21VLX and the Malibu Response TXi. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading-edge boat manufacturer and provides us with a competitive advantage. For our 2018 model year, which began July 1, 2017, we released the newly redesigned Wakesetter 23 LSV, Axis T22 and the Axis A24 and, in November 2017, we expect to launch a new Malibu model. In addition, our initiative to produce our own engines, announced in November 2016, is well underway and we expect to continue our vertical integration strategy focused on delivering better quality and value to our consumers while enhancing margins.
Our recent acquisition of Cobalt is consistent with this strategy, given Cobalt’s strong track record of producing innovative new products and refreshing existing boat models. Cobalt has established a leading market position in the sterndrive category, having progressively updated its portfolio with new models in line with emerging industry trends. In 2017, Cobalt launched a series of Cobalt-branded outboard propulsion models to expand its addressable market. Cobalt has been able to achieve growth in recent years partly by pivoting and expanding into the performance sport boat category through its new Cobalt Surf series, combining new surf features into successful preexisting CS3, R3, R5 and R7 models.
Further Strengthen Our Dealer Network. Our goal is to achieve and maintain leading market share in each of the categories in which we operate. We continually assess our distribution network and believe we take the actions necessary to achieve our goal. We intend to strengthen our current footprint by selectively recruiting market-leading dealers who currently sell our     competitors’ products. In addition, we plan to continue expanding our dealer network in certain geographic areas to increase consumer access and service in strategic markets. Our recent acquisition of Cobalt improves our overall dealer network, as Cobalt distributes through a large percentage of dealers with #1 or #2 market share in their respective markets. We believe our targeted initiatives to enhance and grow our dealer network organically and our integration of Cobalt’s dealer network will increase unit sales in the future.
Continue to Seek Vertical Integration Opportunities. Over the past several years, we have focused on expanding our vertical integration capabilities, having brought in-house the production of towers and tower accessories, trailers, machined and billet parts, and, most recently, we announced an initiative to begin marinizing engines for our Malibu and Axis brand boats. Additional vertical integration opportunities exist, and we are aggressively monitoring these opportunities. With our recent acquisition of Cobalt, we believe opportunities exist to leverage Malibu’s vertical integration investments, including manufacturing towers and tower accessories, trailers, and machined and billet parts for Cobalt boats.
Selectively Pursue Strategic Acquisitions. One of our growth strategies is to drive growth in our business through targeted acquisitions that add value while considering our existing brands and product portfolio. We have focused on growth through acquisitions both domestically and abroad, as evidenced by our recent acquisition of Cobalt and our October 2014 acquisition of our Australian licensee. The primary objectives of our acquisitions are to expand our presence in new or adjacent categories, to expand into other product lines and business that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market share, strong cash flows, and an experienced management team and workforce that provide a fit with our existing operations. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and revenue synergies, such as the optimization of manufacturing operations, improved processes around product development, enhancement of our existing dealer distribution network, administrative cost savings, shared procurement, vertical integration and cross-selling opportunities.
Accelerate International Expansion. Based on our U.S. leadership position, brand recognition, diverse, innovative product offering and distribution strengths, we believe that we are well-positioned to increase our international sales. Our 48% market share of performance sport boat exports to international markets for the twelve months ended March 31, 2017 was the highest among U.S. manufacturers and is supported by an extensive international distribution network of 59 international dealer locations for our Malibu and Axis brand boats. We believe we can increase our international sales both by promoting our products in developed markets where we have a well-established dealer base, such as Western Europe, and by penetrating new and emerging markets where we expect rising consumer incomes to increase demand for recreational products, such as Asia and South America. Our recent acquisition of Cobalt also expands the product offering that we may offer to dealers and allows us the ability to cross-sell into our existing dealer networks where appropriate.
Our Products and Brands
We design, manufacture and sell recreational powerboats, including performance sport boats, sterndrive and outboard boats, that we believe deliver superior performance for general recreational purposes with a significant focus on water sports, including wakeboarding, water skiing and wake surfing. We market our boats under three brands:

•
Malibu, our flagship brand, dates to our inception in 1982, primarily targeting consumers seeking a premium boating experience and offering our latest innovations in performance, comfort and convenience;

•
Axis, which we launched as a new brand in 2009, targets a younger demographic and provides them with a more affordably priced, entry-level boat that provides high performance, functional simplicity and the option to upgrade key features; and

•	Cobalt, which we acquired in July 2017, has built a longstanding culture of excellence throughout its 50-year history by providing a range of luxury sterndrive and outboard boats.
In addition, we offer various accessories and aftermarket parts.
Boat Models
We believe our boats are renowned for their performance, design, innovative technology, quality and ability to provide consumers a high-quality boating experience at varying price points. We currently offer a number of recreational powerboat models across our three brands, which provide consumers with a variety of options across length, hull type, bow type, horsepower and seating capacity in addition to customizable designs and features available for upgrade across our models. The following table provides an overview of our most popular product offerings by brand:

Brand	Number of Models	Lengths	Propulsion Types	Bow Types	Retail Price Range (In thousands)
Malibu	11	20'-25'	Inboard	Traditional, Picklefork	$50-$180
Axis	5	20’-24’	Inboard	Traditional, Picklefork	$50-$95
Cobalt	18	20’-40’	Sterndrive/Outboard	Traditional	$50-$700

•
Malibu Brand. Malibu is our flagship line of performance sport boats offering eleven models through three product series: the Wakesetter series, the M series, and the Response series. The Wakesetter series is our premium, top selling series designed for consumers seeking the highest-performance water sport boat and a luxury boating experience. Wakesetters offer consumers a highly-customizable boat with our most innovative technologies and premium features, with the newest color options and interior finishes. The M series, featuring the Malibu M235, is our line of ultra-premium towboats, built from the ground up by a team of our designers, engineers, and athletes, and designed to provide consumers with a seamless blend of beauty, luxury, and power. The M series is loaded with every technologically innovative feature we offer including our Integrated Surf Platform, premium luxury interiors, most advanced helm in the industry, and our most powerful engine. The Response series, completely redesigned in 2017, was designed for consumers who desire a high-performance water ski focused boat. Primarily because of its direct drive engine setup, the Response series produces the smallest wake of any of our boats and is designed to accommodate both professional and recreational skiers by allowing for an athlete’s best performance at a range of boat speeds and line lengths.

•
Axis Brand. After the continued success with our Wakesetter series, we identified a market opportunity in entry-level performance sport boats and, in 2009, launched our Axis brand. We designed Axis for consumers who desire a lower price point, but who still demand high performance, functional simplicity and the option to upgrade their boats to have key features such as Surf Gate. The Axis series currently has five available models and we plan to refine these models continually as well as add new ones as we build out the brand. We believe the Axis series successfully provides consumers with a high quality water sport and boating experience at an attractive price, as evidenced by its #4 market position in the performance sport boat category after only seven years on the market.

•
Cobalt Brand. Cobalt is our premium line of luxury sterndrive and outboard boats available in five product lines: the Gateway Series, the R series, the A series, the SD-SC series, and the WSS/Surf Series. The Gateway series is an entry level fiberglass sterndrive boat designed for budget-conscious consumers who desire the refined quality of Cobalt boats, but at shorter lengths and a lower price point. The Gateway series is designed to allow for the comfort, convenience, and performance typically found on much larger Cobalt boats while allowing for an “athletic” use. The R series, the brand’s largest segment, is a mid-range premium fiberglass sterndrive boat constructed using a composite Kevlar and a Z-thane barrier coat that blends a sleek, powerful look with a smooth ride and exceptional performance. The combination of innovative features, performance, and design have enabled Cobalt to achieve the #1 market share with the R5. The A series is our super premium fiberglass sterndrive boat line constructed using a multi-part hull mold in composite Kevlar and with a Z-thane barrier coat that blends yacht-like qualities with a unique, powerful look as well as a smooth ride and exceptional performance. The SD-SC series includes outboard boats designed for increased saltwater durability and ease of maintenance to better penetrate saltwater markets. The WSS Surf series is an offering focused on watersports and is based on our Gateway Series and R Series featuring a sport tower for higher tow point, storage racks, integrated billet board racks, optional tower lights, ballast, surf systems and directional speakers with a look designed to appeal to our younger customers.

Innovative Features
In addition to the standard features included on all of our boats, we offer consumers the ability to upgrade our base models by adding certain of our full line of innovative features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Some of these include:

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

•	Swim Step. Cobalt's patented Swim Step deploys and retracts in seconds. It is outfitted in electropolished 316 stainless steel. The design provides a safe anchor for all water borne activities.

•
TrueWave. Every boat in Cobalt’s WSS Surf line comes with TrueWave technology, a feature that is currently patent pending. TrueWave is an automated control surf system that adjusts the bi-axis surf tabs to create the optimum surf wake either on the left or right side. TrueWave creates a fully customizable wake that provides smooth transitions, a wide push zone, and a solid pop, helping keep the boat evenly weighted and allows boaters to switch from each side in seconds without the need to re-distribute ballast and people.

We also offer an array of less technological, but nonetheless value-added boat features such as gelcoat upgrades, upholstery upgrades, engine drivetrain enhancements (such as silent exhaust tips, propeller upgrades and closed cooling engine configuration), sound system upgrades, Bimini tops, boat covers and trailers which further increase the level of customization afforded to consumers.
Our Dealer Network
We rely on independent dealers to sell our products. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure our dealer network remains the strongest in the industry. As a member of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments and other allowances. We believe our Malibu and Axis dealer network is the most extensive in the performance sport boat category. We recently established a floor plan financing program for our dealers in Europe, which we expect will strengthen our dealers ability to sell our products in Europe. The majority of our Malibu and Axis dealers, including nine in our top ten markets, are exclusive to Malibu and Axis brand boats within the performance sport boat category, highlighting the commitment of our key dealers to our boats. Similarly, many Cobalt dealers have long-standing relationships with Cobalt and derive a significant portion of their income from the Cobalt brand.
North America
In North America, we had a total of 146 dealer locations for our Malibu and Axis brands as of July 1, 2017. Of these locations, 17% sell our products exclusively, 65% are multi-line locations that only carry non-competitive brands and products and 17% sell our brands as well as other performance sport boat brands. Approximately 32% of our Malibu and Axis dealer locations have been with us for over ten years. For calendar year 2016, our Malibu and Axis dealers held or tied for the #1 market share position for the performance sport boat category in 70 of 119 U.S. markets. In July 2017, we acquired Cobalt and added their dealership network. Our Cobalt distribution network includes 115 North American dealer locations. Of those, 22 Cobalt dealers are ranked in Boating Industry’s Top 100 Dealers survey, with six Cobalt dealers ranked in the top 10.
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

We do not have a significant concentration of sales among our dealers. For fiscal year 2017, our top ten Malibu and Axis brand dealers accounted for 40.6% of our units sold and none of our dealers accounted for more than 6.8% of our total sales volume.
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
International
We have an extensive international distribution network for our Malibu, Axis, and Cobalt brands. As of July 1, 2017, we had 59 international dealer locations in 40 countries, including Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand for our Malibu and Axis brands. We service our independent dealers in the Australian and New Zealand markets through our Australian operations acquired in October 2014. Including our Australia operations, international unit volumes for Malibu and Axis brands accounted for approximately 9.0% and 8.0% of our total unit volume for fiscal years 2017 and 2016, respectively. Our Cobalt brand, which was acquired in July 2017, has 27 dealer locations in 24 countries, including Europe, South America, South Africa, Australia, and China.
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

•
place a specified minimum number of orders of our Malibu, Axis and/or Cobalt brand products during the term of the agreement in exchange for rebate eligibility that varies according to the level of volume they commit to purchase;

•	provide us with regular updates regarding the number and type of our products in their inventory;

•	maintain a service department to service our products, and perform all appropriate warranty service and repairs; and

•	indemnify us for certain claims.
Our dealer network, including all additions, renewals, non-renewals or terminations, is managed by our sales personnel. Our Malibu and Axis sales team operates using a semi-annual dealer review process involving our senior management team. Each individual dealer is reviewed semi-annually with a broad assessment across multiple key elements, including the dealer’s geographic region, market share and customer service ratings, to identify underperforming dealers for remediation and to manage the transition process when non-renewal or termination is a necessary step. The Cobalt sales team manages their dealer network in a similar manner that is less formal than our Malibu and Axis process.

We have developed a system of financial incentives for our dealers based on customer satisfaction and achievement of best practices. Our brands employ dealer incentive programs that have been refined through decades of experience at each brand and may, from time to time, include the following elements:

•
Rebates and Discount. Our dealers agree to annual commitment volumes that places each dealer into a certain rebate or discount tier and determines its prospective rebate or discount amount. The structure of the dealer incentive depends on the brand represented. If a dealer meets its annual commitment volume as well as other terms of the rebate program, the dealer is entitled to the specified amounts subject to full compliance with our programs. Failure to meet the commitment volume or other terms of the program may result in partial or complete forfeiture of the dealer’s rebate or discount.

•	Co-op. Dealers of the Malibu and Axis product line may earn certain co-op reimbursements upon reaching a specified level of qualifying expenditures.

•
Free flooring. Our dealers that take delivery of current model year boats in the offseason, typically July through spring, are entitled to have us pay the interest to floor the boat until the earlier of (1) the retail sale of the unit or (2) a date near the end of the current model year. This program is an additional incentive to encourage dealers to order in the offseason and helps us balance our seasonal production.
Our dealer incentive programs are also structured to promote more evenly distributed ordering throughout the fiscal year, which allows us to achieve better level-loading of our production and thereby generate plant operating efficiencies. In addition, these programs may offer further rewards for dealers who are exclusive to our brands.
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2017, approximately 88% of our domestic shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any loss on the resale of a repurchased unit, which is often less than 10% of the repurchase amount. For fiscal year 2017, we did not repurchase any boats under our repurchase agreements.
Marketing and Sales
We believe that providing a high level of service to our dealers and end consumers is essential to maintaining our reputation. Our sales personnel receive training on the latest Malibu, Axis and Cobalt products and technologies, as well as training on our competitors’ products and technologies, and attend trade shows to increase their market knowledge. This training is then passed along to our dealers to ensure a consistent marketing message and leverage our marketing expenditures. Malibu, Axis and Cobalt enjoy strong brand awareness, as evidenced by our substantial market share in their respective categories.
Our marketing strategy focuses on strengthening and promoting the Malibu and Axis brands in the performance sport boat marketplace and the Cobalt brand in the outboard and sterndrive marketplaces. In addition to the Malibu, Axis and Cobalt websites and traditional marketing channels such as print advertising and tradeshows, we maintain an active digital advertising and social media platform for all brands, including use of Facebook and Twitter to increase brand awareness, foster loyalty and build a community of users. In addition, we benefit from various Cobalt, Malibu and Axis user-generated videos and photos that are uploaded to websites including YouTube, Vimeo and Instagram. As strategies and marketing plans are developed for our brands and our products, our internal marketing and communications group works to ensure brand cohesion and consistency. We believe that our marketing initiatives, as well as our strategic focus on product innovation, performance and quality attracts aspiring and enthusiast consumers to our brands and products.
Another element of our marketing strategy for the performance sport boat category involves specialized promotions at competitive water sports events, and individual and team sponsorships. Our leading position in the performance sport boat category is supported by our sponsorship of some of the most prestigious water sports competitions, including the Malibu Evolution Pro Series, Malibu Open and in conjunction with the World Wide Wake Association, the Malibu Riders Experience, which we believe positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. These events feature some of the most popular figures in water sports, drawing large audiences of enthusiasts to a variety of sites around the country. Further, these events are focused on fan and retail consumer engagement and offer interactive, experiential opportunities for consumers to experience watersports behind our product. To aid in driving brand awareness we also sponsor a team of elite male and female athletes from the professional water sports tours. Team Malibu includes legendary wakeboarders such Raphael Derome and Tarah Mikacich, along with World Wakeskate Champion and two-time Masters Champion Brian Grubb.  Additionally, leading members of the team are World Champion waterskiers Thomas Degaspari and World Record Holder Regina Jaquess. The Axis Wake Research Pro Team includes watersports legends like King of the Cable, Best Wake Park Rider, and Wake Park World Series Champion Tom Fooshee. We believe that the performance of our products has been demonstrated by, and our brands benefit from, the success of professional athletes who use our products.

Further, the Cobalt brand has engaged in a year-long marketing campaign to celebrate its 50th anniversary in 2017.
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering group and evidenced by our track record of new product introduction. Our product development and engineering group spans both our Tennessee headquarters and our Kansas and California facilities and comprises 20 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all facets of our new product strategy, including designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats. In addition, our Chief Executive Officer and Chief Operating Officer are actively involved in the product development process and integration into manufacturing.
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
Manufacturing
Our manufacturing efforts are led by our Chief Operating Officer, who brings more than 30 years of experience in the manufacture of performance sport boats. We manufacture Malibu and Axis boats at both our Tennessee and Australia facilities and Cobalt boats at our Kansas facility. We manufacture towers, tower accessories and stainless steel and aluminum billet for our Malibu and Axis brands at our California facility. We manufacturer trailers at our Tennessee facility for our Malibu and Axis brands.
Malibu and Axis
Our Malibu and Axis boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management and testing. Each boat is produced over a seven-day cycle that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing and on-the-water testing. Trailers are also produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state of the art system and installation of components. We manufacture certain components and subassemblies for our boats, such as upholstery, stainless steel and aluminum billet and towers. We procure other components, such as engines and electronic controls, from third-party vendors and install them on the boat.
We acquired our tower and tower accessory manufacturing capability for Malibu and Axis in 2009 through the acquisition of certain assets of Titan Wake Accessories, which had been one of our suppliers. Tower-related manufacturing occurs in our Merced-based machine shop, where we use multiple computer-controlled machines to cut all of the aluminum parts required for tower assembly. We are the only performance sport boat company that manufacturers towers in-house. We believe that the vertical integration of these components is a distinct competitive advantage that allows us to control key design elements of our boats and generate higher margins.
We focus on worker safety in our operations. From July 1, 2012 to June 30, 2017, we recorded 3,812,460 consecutive man-hours with only two lost-time accidents, an accomplishment that has reduced workers’ compensation claims and warranty costs, as our most experienced employees continue to remain on the job.
Cobalt
All Cobalt boats, except cruiser boats, are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management and testing. Each boat is produced over a 14 day cycle that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing and in-water testing. Production of cruisers occurs on a dedicated line that allows for the increased time needed to add the additional content required for production of larger boats. Our plan to integrate Cobalt includes the integration of best practices that will be shared across facilities. We expect bidirectional flow of best practices over the coming years to enhance Cobalt’s operations, as well as Malibu’s operations.
We are committed to continuous improvement in our operations, and we believe our efforts in this regard have resulted in higher gross margins. Specifically, we have increased labor efficiency, reduced cost of materials and reduced warranty claims. Our production engineers evaluate and seek to optimize the configuration of our production line given our production volumes and model mix. We use disciplined mold maintenance procedures to maintain the usable life of our molds and to reduce surface defects that would require rework. We have instituted scrap material reduction and recovery processes, both internally and with our supplier base, helping to manage our material costs. Finally, we have implemented a quality management system to ensure that proper procedures and control measures are in place to deliver consistent, high-quality product, especially as our production volumes have increased.
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
The most significant component used in manufacturing our boats, based on cost, are engines. We maintain a strong and long-standing relationship with our primary supplier of engines from whom we purchased approximately 64% of our engines for fiscal year 2017, and we have also developed a relationship with a second supplier from whom we sourced approximately 36% of our engines for fiscal year 2017. As is typical in our industry, our engine suppliers are marinizers of engines that they procure from larger engine block manufacturers, such as General Motors Corporation.
As a further step in our vertical integration strategy, we entered into an engine supply agreement with General Motors LLC (“General Motors”) in November 2016 for the supply of engines to us for use in our Malibu and Axis brand boats beginning as early as model year 2019 through model year 2023. We will be solely responsible for integrating the engines for marine use. We intend to continue to purchase engines from our two current suppliers for at least model years 2017 and 2018. We adopted this strategy in order to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
Pursuant to the engine supply agreement, we will submit purchase orders for engines to General Motors and, so long as we are not in breach of the engine supply agreement, General Motors will deliver engines pursuant to the purchase orders. No minimum amount of engines is required to be ordered by us and the parties must discuss any potential capacity increases above 7,000 engines annually.
The engine supply agreement will expire on November 14, 2023, unless terminated earlier by either party as permitted under the terms of the agreement. General Motors may terminate the engine supply agreement due to market conditions with at least eighteen (18) months’ advanced written notice. Either party may terminate the agreement as a result of a change of control of Malibu Boats, Inc., as defined in the agreement, with at least eighteen (18) months’ advanced written notice. Either party may also terminate the engine supply agreement due to breach of the other party upon written notice and after providing 60 days to cure any breach. General Motors may also suspend engine deliveries to Malibu Boats in the event of a force majeure, as defined in the engine supply agreement.
General Motors will provide up to a one-year warranty on the engines supplied to us and we have agreed to indemnify General Motors for claims and costs arising from or relating to the engines resulting from our actions.
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
Effective for model year 2016, we began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. During the warranty period, we reimburse dealers and Malibu Boats authorized service facilities for all or a portion of the cost of repair or replacement performed on the products (mainly composed of parts or accessories provided by us and labor costs incurred by dealers or Malibu Boats authorized service facilities). Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components. For Cobalt boats, we provide a structural warranty of up to ten years which covers hull/deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, we provide a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years. Like our Malibu and Axis brands, some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components.
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 23 U.S. patents, four Australian patents, one Canadian patent, and five pending U.S. patent applications.
We own 32 registered trademarks in various countries around the world. Such trademarks may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. We currently do not own any registered copyrights.
Competition
The recreational powerboat industry, including the performance sport boat, sterndrive and outboard categories, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve and new markets that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do. We compete with large manufacturers who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a wide variety of small, independent manufacturers. Competition in our industry is based primarily on brand name, price and product performance. For more information, see Item 1A. “Risk Factors—Risks Related to Our Business—Our industry is characterized by intense competition, which affects our sales and profits.”
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
Hazardous Materials and Waste
Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive or reactive and are classified as hazardous materials by the national, state and local governments in those jurisdictions where we manufacture our products. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in the United States by the United States Environmental Protection Agency (“USEPA”), and state and local environmental agencies. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in Australia by the Australian Department of Environment and Energy, the New South Wales EPA and other state and local authorities. Failure by us to properly handle, store, release, treat, recycle or dispose of our hazardous materials and wastes could result in liability for us, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations or facilities. We are not aware of any material contamination at our current or former facilities for which we could be liable under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Future spills or accidents or the discovery of currently unknown conditions or non-compliance could, however, could give rise to investigation and remediation obligations or related liabilities.
Air Quality

In the United States, the federal Clean Air Act (“CAA”) and corresponding state and local laws and rules regulate emissions of air pollutants. Because our manufacturing operations involve molding and coating of fiberglass materials, which involves the emission of certain volatile organic compounds, hazardous air pollutants, and particulate matter, we are required to maintain and comply with a CAA operating permit (Title V permit) for our Tennessee facility and local air permits for our California facilities. Our air permits generally require us to monitor our emissions and periodically certify that our emissions are within specified limits. To date, we have not had material difficulty complying with those limits.
The USEPA and the California Air Resources Board (“CARB”) have adopted regulations stipulating that many marine propulsion engines and watercraft meet certain air emission standards. Some of these standards require fitting a catalytic converter to the engine. These regulations also require, among other things, that engine manufacturers provide a warranty that their engines meet USEPA and CARB emission standards. The engines used in our products are subject to these regulations. CARB also recently adopted an evaporative emissions regulation that applies to all MY 2018 spark-ignition marine watercraft with permanently installed fuel tanks sold in California. The new regulation requires subject boat manufacturers to use specific CARB-certified components for the fuel systems in their boats, or to certify the boat meets a related performance standard. The USEPA and CARB emissions regulations have increased the cost to manufacture our products.
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
Employees
As of July 31, 2017, we employed 1,244 people, 492 of whom work at our facilities in Tennessee, 640 of whom work at our Cobalt facilities in Kansas, 43 of whom work at our California site, 64 of whom work at our Australia facility and five who work remotely. As of July 31, 2017, approximately 13.5% of our employees were salaried and 86.5% were hourly workers. As of June 30, 2017 and 2016, we had 586 and 540 employees, respectively. We believe we maintain excellent relations with our employees.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 93.4% of the economic interest in the LLC as of June 30, 2017.
The certificate of incorporation of Malibu Boats, Inc. authorizes two classes of common stock, Class A Common Stock and Class B Common Stock. Holders of our Class A Common Stock and our Class B Common Stock have voting power over

Malibu Boats, Inc., the sole managing member of the LLC, at a level that is consistent with their overall equity ownership of our business. In connection with our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. issued to each pre-IPO owner, for nominal consideration, one share of Class B Common Stock of Malibu Boats, Inc., each of which provides its owner with no economic rights but entitles the holder to one vote on matters presented to stockholders of Malibu Boats, Inc. for each LLC Unit held by such holder. Pursuant to our certificate of incorporation and bylaws, each share of Class A Common Stock entitles the holder to one vote with respect to each matter presented to our stockholders on which the holders of Class A Common Stock are entitled to vote. Each holder of Class B Common Stock is entitled to the number of votes equal to the total number of LLC units held by such holder multiplied by the exchange rate specified in the exchange agreement with respect to each matter presented to our stockholders on which the holders of Class B Common Stock are entitled to vote. Accordingly, the holders of LLC Units collectively have a number of votes that is equal to the aggregate number of LLC Units that they hold. As the LLC members sell LLC Units to us or subsequently exchange LLC Units for shares of Class A Common Stock of Malibu Boats, Inc. pursuant to the exchange agreement described below, the voting power afforded to them by their shares of Class B Common Stock is automatically and correspondingly reduced. Subject to any rights that may be applicable to any then outstanding preferred stock, our Class A and Class B Common Stock vote as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise provided in our certificate of incorporation or bylaws or required by applicable law. In addition, subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of our Class A Common Stock are entitled to share equally, identically and ratably in any dividends or distributions (including in the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs) that our board of directors may determine to issue from time to time, while holders of our Class B Common Stock do not have any right to receive dividends or other distributions.
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
The diagram below depicts our current organizational structure, as of June 30, 2017:

LLC Unit Holders
Class A Stockholders
Class A Common Stock
93.4% of voting power in Malibu Boats, Inc.
100.0% of economic interests in Malibu Boats, Inc., representing a 93.4% economic interest in Malibu Boats Holdings, LLC
Class B Common Stock
Voting rights only
One vote for each LLC Unit held by such owner
6.6% of voting power in Malibu Boats, Inc.
Malibu Boats, Inc.
Sole Managing Member and LLC Units
93.4% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
Number of units held equals number of outstanding shares of Class A Common Stock
100% of voting power in Malibu Boats Holdings, LLC, subject to certain limited exceptions
LLC Units
6.6% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
Not publicly traded
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
Exchanges and Other Transactions with Holders of LLC Units
In connection with our IPO and the recapitalization we completed in connection with our IPO, we entered into an exchange agreement with the pre-IPO owners of the LLC under which (subject to the terms of the exchange agreement) each pre-IPO owner (or its permitted transferee) has the right to exchange its LLC Units for shares of our Class A Common Stock on a one-

for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or, at our option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. The exchange agreement provides, however, that such exchanges must be for a minimum of the lesser of 1,000 LLC Units, all of the LLC Units held by the holder, or such amount as we determine to be acceptable. The exchange agreement also provides that an LLC member will not have the right to exchange LLC Units if Malibu Boats, Inc. determines that such exchange would be prohibited by law or regulation or would violate other agreements with Malibu Boats, Inc. to which the LLC member may be subject or any of our written policies related to unlawful or insider trading. The exchange agreement also provides that Malibu Boats, Inc. may impose additional restrictions on exchanges that it determines to be necessary or advisable so that the LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In addition, pursuant to the limited liability company agreement of the LLC, Malibu Boats, Inc., as managing member of the LLC, has the right to require all members of the LLC to exchange their LLC Units for Class A Common Stock in accordance with the terms of the exchange agreement, subject to the consent of the holders of a majority of outstanding LLC Units other than those held by Malibu Boats, Inc.
As a result of exchanges of LLC Units into Class A Common Stock and purchases by Malibu Boats, Inc. of LLC Units from holders of LLC Units, Malibu Boats, Inc. will become entitled to a proportionate share of the existing tax basis of the assets of the LLC at the time of such exchanges or purchases. In addition, such exchanges and purchases of LLC Units are expected to result in increases in the tax basis of the assets of the LLC that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that Malibu Boats, Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with the pre-IPO owners (or their permitted assignees) that provides for the payment by Malibu Boats, Inc. to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that Malibu Boats, Inc. is deemed to realize as a result of (1) increases in tax basis and (2) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of Malibu Boats, Inc. and not of the LLC.
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
Demand for new recreational powerboats has been significantly influenced in the recent past by weak economic conditions, low consumer confidence and high unemployment and increased market volatility worldwide, especially in the United States. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels, and our success depends on general economic conditions and overall consumer confidence and personal income levels. Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and adversely affect our business, financial condition and results of operations. We cannot predict the duration or strength of an economic recovery, either in the United States or in the specific markets where we sell our products.
Consumers often finance purchases of our products and accordingly, consumer credit market conditions also influence demand for our boats. As a result of the U.S. recession in the recent past, there are fewer lenders, tighter underwriting and loan approval criteria and greater down payments required than in the past. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.
Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.
Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

•	seasonal consumer demand for our products;

•	discretionary spending habits;

•	changes in pricing in, or the availability of supply in, the used powerboat market;

•	failure to maintain a premium brand image;

•	disruption in the operation of our manufacturing facilities;

•	variations in the timing and volume of our sales;

•	the timing of our expenditures in anticipation of future sales;

•	sales promotions by us and our competitors;

•	changes in competitive and economic conditions generally;

•	consumer preferences and competition for consumers’ leisure time; and

•	changes in the cost or availability of our labor.
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
Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal years 2017, 2016 and 2015, our top ten dealers for Malibu and Axis brands accounted for 40.6%, 31.9% and 33.7%, respectively, of our total units sold. For Cobalt's fiscal years 2017, 2016 and 2015, Cobalt's top ten dealers account for 41.8%, 39.2% and 35.4%, respectively, of Cobalt's total units sold. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality, price, value and availability of the manufacturers' products, the manufacturers' attention to customer service and the marketing support that the manufacturer provides to the dealers. We face intense competition from other recreational powerboat manufacturers in attracting and retaining dealers, and we cannot assure you that we will be able to attract or retain relationships with qualified and successful dealers. We cannot assure you that we will be able to maintain or improve our relationship with our dealers or our market share position. In addition, independent dealers in the recreational powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers, including our network of Cobalt dealers, would have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, upon the financial health of our dealers and their continued access to financing.
Because we sell nearly all of our products through dealers, the financial health of our dealers, including our dealers of Cobalt products, is critical to our success. Our business, financial condition and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations and personal financial issues.
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
Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. For fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers resulting in combined losses of $0.03 million. Other than these repurchase commitments, we have not repurchased any units from lenders since July 1, 2010. There is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.
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
The fixed cost levels of operating a recreational powerboat manufacturer can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.
Our industry is characterized by intense competition, which affects our sales and profits.
The recreational powerboat industry, and in particular the performance sport boat category, is highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection and product performance. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition and results of operations.
Our sales may be adversely impacted by increased consumer preference for used boats or the supply of new boats by competitors in excess of demand.
During the recent economic downturn that commenced in 2008, we observed a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur again, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations or financial condition.
Our sales and profitability depend, in part, on the successful introduction of new products.
Market acceptance of our products depends on our technological innovation and our ability to implement technology in our boats. Our sales and profitability may be adversely affected by difficulties or delays in product development, such as an inability to develop viable or innovative new products. Our failure to introduce new technologies and product offerings that our markets desire could adversely affect our business, financial condition and results of operations. Also, we believe we have been able to achieve higher margins in part as a result of the introduction of new features or enhancements to our existing boat models. If we fail to introduce new features or those we introduce fail to gain market acceptance, our margins may suffer.
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
Our success depends upon the continued strength of our brands — Malibu, Axis, and Cobalt — and the value of our brands and sales of our products could be diminished if we, the athletes who use our products or the sports and activities in which our products are used, are associated with negative publicity.
We believe that our brands —, Malibu, Axis, and Cobalt — are significant contributors to the success of our business and that maintaining and enhancing our brands are important to expanding our consumer and dealer base. Failure to continue to protect our brands may adversely affect our business, financial condition and results of operations.

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
Our manufacturing strategy is designed to improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. To implement this strategy, we must be successful in our continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. In addition, we began manufacturing our own trailers for model year 2016 and have entered into an engine supply agreement with General Motors LLC for the development of our own engines. Because the integration of our trailer manufacturing is relatively new to us, we must continue to seek ways to improve our trailer production. Further, our vertical integration strategy for our engines may not be successful. Any inability to achieve these objectives could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
Our engine integration strategy will require significant cash expenditures and we may not be able to execute our strategy successfully, which could cause our profitability to suffer.
In November, 2016, we entered an engine supply agreement with General Motors LLC for the supply of engines to us for use in our Malibu and Axis brand performance sports boats beginning as early as model year 2019 through model year 2023. Unlike our current strategy that purchases engines prepared for marine use, we will be solely responsible for integrating the engines purchased from General Motors for marine use. We adopted this strategy in order to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
This strategy will require significant additional capital. We purchased an additional facility adjacent to our current manufacturing facility for the production of our engines. We expect a total investment through expenditures, working capital, and capital expenses of approximately $18.0 million for the three years after entering the engine supply agreement, which we intend to finance with cash from operations and our revolving credit facility. In addition, this strategy will increase the fixed costs of our operations. And, because the integration of engines into our manufacturing process is new to us, we must be successful in continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. If we are not successful in our engine integration strategy, it could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
As a result of our engine integration strategy, we will rely solely on General Motors for the supply of our engines, which we will then integrate for marine use.

The availability and cost of engines used in the manufacture of our boats are critical. For fiscal years 2017, 2016 and 2015, we purchased approximately 64%, 60% and 62%, respectively, of the engines for our boats from a single supplier. These engines were prepared for marine use as purchased. Starting as soon as model year 2019, we will begin purchasing engines solely from General Motors LLC and we will prepare the engines for marine use. If we are required to replace General Motors for any reason, it could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations.
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
We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. Historically, we have not entered into long-term agreements with our suppliers, but have developed 90-day forecast models with our major suppliers to minimize disruptions in our supply chain. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. In particular, the availability and cost of engines used in the manufacture of our boats are critical. For fiscal years 2017, 2016 and 2015 we purchased approximately 64%, 60% and 62%, respectively, of the engines for our boats from a single supplier. Even with our engine integration strategy, we intend to continue to purchase engines from our two current suppliers for at least model years 2017 and 2018. If we are required to replace these suppliers or the supplier of any other key components or raw materials, it could cause a decrease in products available for sale or an increase in the cost of sales, either of which could adversely affect our business, financial condition and results of operations even as our engines development initiative continues.
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
For Cobalt boats, we provide limited warranty for a period of up to ten years on structural components such as hull/deck joints, bulkheads, floor, transom, stringers, and motor mount, and up to five year on manufactured or purchased components, including canvas and upholstery. Gelcoat is covered up to three years.
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

We may attempt to grow our business through acquisitions or strategic alliances and new partnerships, such as our acquisitions of Cobalt and our Australia licensee, which we may not be successful in completing or integrating.
We may in the future explore acquisitions and strategic alliances, similar to our acquisitions of Cobalt in July 2017 and our Australian licensee in fiscal year 2015, that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations.
Our results after the acquisition of Cobalt may suffer if we do not effectively manage our expanded operations following the acquisition.
The size of our business has increased significantly as a result of our acquisition of Cobalt in July 2017. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from the acquisition of Cobalt.

We have and will continue to incur significant acquisition-related integration costs in connection with the acquisition of Cobalt and significant transaction expenses in connection with the negotiation and consummation of the acquisition of Cobalt and the related financing transactions.
We are currently implementing a plan to integrate the operations of Cobalt. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with the integration of Cobalt; however, we cannot currently identify the timing, nature and amount of all such charges. Further, we have incurred significant transaction costs relating to negotiating and completing the acquisition of Cobalt. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.
The Cobalt business may underperform relative to our expectations.
We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Cobalt have achieved or might achieve separately. The business and financial performance of Cobalt are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the Cobalt brand. We may be unable to achieve the same growth, revenues and profitability that Cobalt has achieved in the past.
The pro forma financial information we filed on our Amendment No. 1 to Form 8-K on July 12, 2017 may not be indicative of our future results with Cobalt.

The pro forma financial information we filed on our Amendment No.1 to Form 8-K on July 12, 2017 may not reflect what our results of operations, financial position and cash flows would have been after giving effect to the acquisition of Cobalt and the related financing during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. We have made adjustments based upon available information and made assumptions that we believe are reasonable to reflect these factors, among others, in the pro forma financial information. However, our assumptions may not prove to be accurate and, accordingly, the pro forma information may not be indicative of what our results of operations, cash flows or financial condition actually would have been after giving effect to the acquisition of Cobalt and the related financing nor be a reliable indicator of what our results of operations, cash flows and financial condition actually may be in the future.
Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.
Our growth strategy could include acquiring businesses, like our acquisitions of Cobalt in July 2017 and our Australian licensee in fiscal year 2015, and the integration of new product lines or related products to our boats, such as the integration of the manufacturing of our own trailers beginning with model year 2016 and our initiative to integrate the production of our own engines as soon as model year 2019. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity.
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
We hold patents and trademarks relating to various aspects of our products and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Accordingly, we may need to engage in future litigation to enforce intellectual property rights to protect trade secrets or to determine the validity and scope of proprietary rights of others. For example, in May 2017 we settled two Tennessee lawsuits in which we were previously a plaintiff alleging infringement by a competitor of our patent rights in certain wake surfing technology. For more information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report.
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
We currently sell our products throughout the world. Our total sales outside North America were less than 10% of our total revenue for fiscal years 2017, 2016 and 2015. International markets have been, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions, could adversely affect such growth. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market and our distributors or licensee sell our products are to some degree subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

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

A portion of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues. We also maintain a portion of our manufacturing operations in Australia which partially mitigates the impact of a strengthening U.S. dollar in that country. A portion of our selling, general and administrative costs are transacted in Australian dollars as a result. We also sell U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for our products in these markets may also be adversely affected by a strengthening U.S. dollar. For example, we have experienced decreased demand in Canada due to the weakening Canadian dollar and demand is weak in other areas of the world, notably South America, South Africa and Europe. We do not currently use hedging or other derivative instruments to mitigate our foreign currency risks.
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
We are subject to extensive regulation, including product safety, environmental and health and safety requirements under various federal, state, local and foreign statutes, ordinances and regulations. While we believe that we are in material compliance with all applicable federal, state, local and foreign regulatory requirements, we cannot assure you that we will be able to continue to comply with applicable regulatory requirements. Compliance with regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand, or could materially increase the cost of operations. The failure to comply with applicable regulatory requirements could cause us to incur significant fines or penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including air emission standards for boat engines and fuel systems. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. In addition, legal requirements are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could also increase our costs or create liabilities where none exists today.
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
We rely on the continuous operation of manufacturing facilities in Tennessee, Kansas, California and Australia. Any natural disaster or other serious disruption to our facilities due to fire, flood, earthquake or any other unforeseen circumstances could adversely affect our business, financial condition and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facilities.
Increases in income tax rates or changes in income tax laws or enforcement could have a material adverse impact on our financial results.
Changes in domestic and international tax legislation could expose us to additional tax liability and could impact the amount of our tax receivable agreement liability. Although we monitor changes in tax laws and work to mitigate the impact of proposed changes, such changes may negatively impact our financial results. In addition, any increase in individual income tax rates, such as those implemented in the United States at the beginning of 2013, would negatively affect our potential consumers’ discretionary income and could decrease the demand for our products.
Our credit facilities contain covenants which may limit our operating flexibility; failure to comply with covenants may result in our lenders restricting or terminating our ability to borrow under such credit facilities.
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
Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We manage our exposure to interest rate movements on our term loan through the use of an interest rate swap agreement on a notional amount of $39.5 million equal to half of our term loan obligation under our previously existing amended and restated credit agreement entered into on April 2, 2015 and recently refinanced on June 28, 2016. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument may cause volatility in our interest expense based on fluctuations in interest rates. In the future, we may enter into similar interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility on the remaining unhedged portion of our term loan; however, there is no guarantee we may take such action and we may not fully mitigate our interest rate risk. A hypothetical 1% increase in LIBOR over the 1.52% floor could increase our annual interest expense and related cash flows by approximately $0.2 million based on the unhedged portion of the amounts outstanding under our credit facility as of June 30, 2017.
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
We incur significant increased costs as a result of being a public company, and our management devotes substantial time to comply with the laws and regulations affecting public companies. We expect our costs to increase after we are no longer an emerging growth company.
We became a public company on January 30, 2014. As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. We expect these costs to increase after we cease to qualify as an emerging growth company. Our management and other personnel devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs have increased. It is likely that we will need to hire additional staff in the areas of investor relations, legal and accounting as we continue to operate as a public company. We also believe it is more difficult and expensive for us to obtain director and liability insurance as a public company, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur in the future or the timing of such costs.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As an emerging growth company, we are not required to comply with the auditor attestation provisions of Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.
When we cease to qualify as an emerging growth company, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
Risks Related to Our Organizational Structure
Our only material asset is our interest in the LLC, and we are accordingly dependent upon distributions from the LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.
Malibu Boats, Inc. is a holding company and has no material assets other than our ownership of LLC Units. Malibu Boats, Inc. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by us. To the extent that we need funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions. Our credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2,000,000 in any fiscal year, and (iv) share repurchase payments up to $20,000,000 in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6,000,000 in any fiscal year, subject to compliance with other financial covenants.

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

For more information see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.
We expect that the payments that we may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $82.3 million over the next 18 years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. For example, during the fourth quarter of fiscal year end 2017, the state of Tennessee enacted tax legislation, which lowered the estimated tax rate used in computing our future tax obligations and, in turn, reduced the future tax benefit expected to be realized by us related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. The change in the underlying tax rate assumptions used to estimate our tax receivable agreement liability resulted in a decrease in such liability of  $8.1 million during the fourth quarter of fiscal year 2017.
Further, there may be a material negative effect on our liquidity if distributions to us by the LLC are not sufficient to permit us to make payments under the tax receivable agreement after we have paid taxes. For example, we may have an obligation to make tax receivable agreement payments for a certain amount while receiving distributions from the LLC in a lesser amount, which would negatively affect our liquidity. The payments under the tax receivable agreement are not conditioned upon the pre-IPO owners' (or any permitted assignees’) continued ownership of us.
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
Our stock price ranged from $12.13 per share to $29.50 per share during fiscal year 2017. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the many risk factors listed in this section, and others beyond our control, including:

•	our ability to integrate our recent acquisition of Cobalt into our business;

•	general economic, market and industry conditions;

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	addition or loss of consumers or dealers;

•	actual or anticipated changes in our rate of growth relative to our competitors;

•	additions or departures of key personnel;

•	failure to introduce new products, or for those products to achieve market acceptance;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	changes in applicable laws or regulations;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A Common Stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders.
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
Future sales of our Class A Common Stock in the public market could cause our share price to fall; furthermore, you may be diluted by future issuances of Class A Common Stock in connection with our incentive plans, acquisitions or otherwise.
Sales of a substantial number of shares of our Class A Common Stock in the public market, in particular sales by our directors, officers or other affiliates,, or the perception that these sales might occur, could depress the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. Furthermore, any Class A Common Stock that we issue in connection with our Long-Term Incentive Plan or other equity incentive plans that we may adopt in the future, our acquisitions or otherwise would dilute the percentage ownership of holders of our Class A Common Stock.
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

Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from the LLC and the LLC also relies on its subsidiaries for receipt of cash for distributions. This may further restrict our ability to pay dividends as a result of the laws of the jurisdiction of organization of the LLC and its subsidiaries, agreements of the LLC or its subsidiaries or covenants under our, the LLC’s or its subsidiaries’ existing or future indebtedness. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC and Malibu Domestic International Sales Corp. from paying dividends or making distributions. Our credit agreement permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2,000,000 in any fiscal year, and (iv) share repurchase payments up to $20,000,000 in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6,000,000 in any fiscal year, subject to compliance with other financial covenants. Consequently, for stockholders the only opportunity to achieve a return on the shares they purchase will be if the market price of our Class A Common Stock appreciates and they sell their shares at a profit.
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
On November 10, 2016, we completed the purchase of an additional facility in Loudon, Tennessee. The facility contains approximately 70,000 square feet of production, warehouse and office space and is utilized for our vertical integration initiatives. This facility is used in our U.S. segment.
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
Kansas
On July 6, 2017, we completed the acquisition of Cobalt and its manufacturing facilities. Cobalt boats are manufactured in Neodesha, Kansas with four locations providing 451,000 square feet of manufacturing space.
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

	High	Low
Fiscal Year 2016
First Quarter	$21.47	$13.57
Second Quarter	$16.83	$12.90
Third Quarter	$16.71	$11.97
Fourth Quarter	$18.08	$11.38

Fiscal Year 2017
First Quarter	$16.78	$12.13
Second Quarter	$20.10	$14.12
Third Quarter	$22.95	$17.17
Fourth Quarter	$29.50	$21.39
On September 6, 2017, the last reported sale price on the NASDAQ Global Select Market of our Class A Common Stock was $26.79 per share. As of September 6, 2017, we had approximately seven holders of record of our Class A Common Stock and 18 holders of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Our credit agreement governing our credit facility generally prohibits the LLC and our other subsidiaries from paying dividends or making distributions to us. Our credit agreement permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2,000,000 in any fiscal year, and (iv) share repurchase payments up to $20,000,000 in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6,000,000 in any fiscal year, subject to compliance with other financial covenants.

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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on January 31, 2014 (the first day of trading of our Class A Common Stock), through June 30, 2017 for (i) our Class A Common Stock and (ii) performance of the Russell 2000 Index and Recreational Vehicle Index for the same period. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities

We did not repurchase any stock during the quarter ended June 30, 2017. The stock repurchase program which was authorized by our Board of Directors on February 1, 2016 expired on February 8, 2017.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2017 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
The selected financial data below does not reflect the financial results for Cobalt Boats, LLC, which we acquired on July 6, 2017. The audited consolidated financial statements of Cobalt Boats, LLC as of and for each of the fiscal years ended September 30, 2014, 2015 and 2016, the unaudited condensed consolidated financial statements of Cobalt Boats, LLC as of March 31, 2017 and for each of the six months ended March 31, 2016 and 2017, and the unaudited pro forma financial information of Malibu Boats, Inc. giving effect to the acquisition of Cobalt and related transactions as if it occurred on July 1, 2015, in each case together with the notes related thereto, appear in our Current Report on Form 8-K/A filed on July 12, 2017.

	Fiscal Year Ended June 30,
	2017	2016	2015	2014 (1)	2013
	(Dollars in thousands)
Consolidated statement of operations and comprehensive income (loss) data:
Net sales	$281,937	$252,965	$228,621	$190,935	$167,012
Cost of sales	206,899	186,145	168,192	140,141	123,412
Gross profit	75,038	66,820	60,429	50,794	43,600
Operating expenses:
Selling and marketing	8,619	7,475	7,007	6,098	4,937
General and administrative	24,783	21,256	19,809	39,974	14,177
Amortization	2,198	2,185	2,463	5,177	5,178
Operating income (loss)	39,438	35,904	31,150	(455)	19,308
Other income (expense), net	9,230	(3,808)	696	(2,953)	(1,324)
Net income (loss) before income tax expense (benefit)	48,668	32,096	31,846	(3,408)	17,984
Income tax expense (benefit)	17,593	11,801	8,663	(2,220)	—
Net income (loss)	31,075	20,295	23,183	(1,188)	17,984
Net income attributable to non-controlling interest [2]	2,717	2,253	8,522	3,488	17,984
Net income (loss) attributable to Malibu Boats, Inc.	$28,358	$18,042	$14,661	$(4,676)	$—

Net income (loss) available to Class A Common Stock per share [3]:				For Period from February 5, 2014 to June 30, 2014
Basic	$1.59	$1.01	$0.93	$(0.42)
Diluted	$1.58	$1.00	$0.93	$(0.42)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	17,846,894	17,934,580	15,732,531	11,055,310
Diluted	17,951,332	17,985,427	15,741,018	11,055,310

Consolidated balance sheet data:
Total assets	$223,663	$222,326	$200,314	$84,801	$65,927
Total liabilities	171,427	202,297	199,029	56,731	45,913
Total stockholders’/members' equity	52,236	20,029	1,285	28,070	20,014

Additional financial and other data:
Unit volume	3,815	3,569	3,404	2,910	2,672
Gross margin	26.6%	26.4%	26.4%	26.6%	26.1%
Adjusted EBITDA [4]	$55,721	$48,231	$43,648	$37,272	$31,758
Adjusted EBITDA margin [4]	19.8%	19.1%	19.1%	19.5%	19.0%
Adjusted fully distributed net income per share [4]	$1.56	$1.32	$1.11	$0.78	$0.68

(1)
On February 5, 2014, we completed our initial public offering of Class A common stock. Immediately prior to the closing of the IPO, a new single class of LLC Units was allocated among the pre-IPO owners of the LLC in exchange for their prior membership interests of the LLC based upon the liquidation value of the LLC, assuming it was liquidated at the time of the IPO with a value implied by the initial public offering price of the shares of Class A Common Stock sold in the IPO. Immediately prior to the closing of the IPO, there were 17,071,424 LLC Units issued and outstanding.

(2)
For the period after the IPO on February 5, 2014, the non-controlling interest represents the portion of earnings or (loss) attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 7.0%, 11.1%, 36.8% and 50.7% for the fiscal years ended June 30, 2017, 2016, 2015 and for the period from February 5, 2014 (the date of our IPO) to June 30, 2014, respectively. The non-controlling interest was 6.6% as of June 30, 2017, 7.4% as of June 30, 2016 and 2015 and 50.7% as of June 30, 2014, respectively. Since all of the earnings prior to and up to February 5, 2014 were entirely allocable to the LLC Unit holders, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. We have the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis brands. With our recent acquisition of Cobalt, we also have the #1 market share position in the United States through our Cobalt brand in the 24’—29’ segment of the sterndrive category. Our boats are used for water sports, including water skiing, wakeboarding and wake surfing, as well as general recreational boating. We believe we have been a consistent innovator in the recreational powerboat industry, designing products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle. We believe many of our innovations, such as our proprietary Surf Gate technology launched in 2012, expand the market for our products by introducing consumers to new and exciting recreational activities. In July 2017, we added another strong brand in Cobalt with a versatile lineup of boats, further deepening our product portfolio, expanding our addressable market, and ultimately, our ability to provide consumers with a better customer-inspired experience.
We sell our boats under three brands—Malibu; Axis; and Cobalt. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. Retail prices of our Malibu boats typically range from $50,000 to $180,000. We launched our Axis boats in 2009 to appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Axis boats typically range from $50,000 to $95,000. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Retail prices for our Cobalt boats typically range from $50,000 to $700,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of July 1, 2017, our Malibu and Axis brand distribution channel consisted of 126 independent dealers operating in 146 locations in North America and we had 59 independent dealer locations across 40 countries outside of North America, including Australia. Our acquisition of Cobalt has allowed us to expand into Cobalt’s strong network which consists of 111 independent dealers operating 142 locations worldwide.
We have undergone significant growth since we were founded in 1982 and began building custom ski boats in a small shop in Merced, California. Beginning in 2009, under the leadership of new management, we implemented several measures designed to improve our cost structure, increase our operating leverage, enhance our product offerings and brands, and strengthen our dealer network. We have also continued to build on our legacy of innovation and invested in product development and process improvements from the evolution of our patented Power Wedge introduced in 2006, to the release of our patented Surf Gate technology in 2012, to the integration of the manufacturing of our towers and trailers and our current initiative to integrate our engine production. We believe our innovative features drive our high average selling prices.
As a result of our innovation, process improvements and strong dealer network and management team, among other reasons, we have achieved fiscal year 2017 net sales, net income and adjusted EBITDA of $281.9 million, $31.1 million and $55.7 million, respectively, compared to $253.0 million, $20.3 million and $48.2 million, respectively, for fiscal year 2016 and $228.6 million, $23.2 million and $43.6 million, respectively, for fiscal year 2015. For the fiscal year ended June 30, 2017, net sales increased 11.5%, gross margin as a percentage of sales increased to 26.6%, net income increased 53.1% and adjusted EBITDA increased 15.5% compared to the fiscal year ended June 30, 2016. Our results for fiscal years 2017, 2016 and 2015 include our Australian licensee since its acquisition on October 23, 2014. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Components of Results of Operations
Net Sales
We generate revenue from the sale of boats to our dealers. The substantial majority of our net sales are derived from the sale of boats, including optional features included at the time of the initial wholesale purchase of the boat. Net sales consists of the following:

•	Gross sales from:

•
Boat sales—consists of sales of boats to our dealer network. In addition, nearly all of our boat sales include optional feature upgrades purchased by the consumer, such as our Integrated Surf Platform which includes Surf Gate and Power Wedge II, which increase the average selling price of our boats;

•	Trailers, parts and accessories sales—consists of sales of boat trailers we manufacture and replacement and aftermarket boat parts and accessories to our dealer network; and

•
Royalty income—consists of royalties attributable to license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of our intellectual property.

•	Net sales are net of:

•	Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and

•
Rebates, free flooring and discounts—consists of incentives, including rebates and free flooring, we provide to our dealers based on sales of eligible products. If a dealer meets its monthly or quarterly commitment volume based on tier, as well as other terms of the rebate program, the dealer is entitled to a specified rebate tied to each tier. Our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period. For more information, see "Item 1. Business - Dealer Management."

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
Operating Expenses
Our operating expenses include selling and marketing, and general and administrative costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. General and administrative expenses also include product development expenses associated with our engines vertical integration initiative and acquisition or integration related expenses.
Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement, changes in the fair value of our interest rate swap we entered into on July 1, 2015, and amortization of deferred financing costs on our credit facilities. Other income includes a portion of the amounts received from the settlement of our litigation with Mastercraft Boat Company, LLC ("Mastercraft") entered into on May 2, 2017, the amount received from Nautique related to our litigation settlement entered into on February 6, 2015, and a fourth quarter 2017 adjustment to our tax receivable agreement liability.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The income tax provision reflects a reported effective income tax rate of 36.2%, 36.8% and 27.2% attributable to Malibu Boats, Inc.'s share of income for fiscal years 2017, 2016 and 2015, respectively. The reported effective tax rates differ from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC, including the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") and recording of a valuation allowance related to the outside basis in the LLC. Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests. In fiscal year 2015, our effective tax rate was impacted by nondeductible offering costs, acquisition related costs, and the impact of an out-of-period tax adjustment associated with benefits recognized for the Tennessee jobs tax credit that are not expected to be recurring in nature.
Net Income Attributable to Non-controlling Interest
As of June 30, 2017, we had a 93.4% controlling economic interest and 100% voting interest in the LLC. As of June 30, 2016 and 2015, we had a 92.6% controlling economic interest and 100% voting interest in the LLC. We consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.
Recent Developments

Cobalt Acquisition
On July 6, 2017, Malibu Boats, LLC, our wholly owned indirect subsidiary, completed the purchase of all of the outstanding equity interests of Cobalt for a purchase price of $130.0 million. The purchase price is subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date and subject to adjustment for any judgment or settlement in connection with a pending litigation matter between Cobalt and Sea Ray Boats, Inc. and Brunswick Corporation. We paid $1.0 million of the purchase price in 39,262 newly issued shares of our Class A common stock and the remainder of the purchase price was paid using cash and borrowings under our new Second Amended and Restated Credit Facility that we entered into in connection with the acquisition. Mr. William Paxson St. Clair, Jr., a former owner of Cobalt, was appointed as a director of Malibu Boats, Inc. and as President of Cobalt upon completion of our acquisition of Cobalt.
Refinancing of Credit Facility
On June 28, 2017, Malibu Boats, LLC, as the borrower, entered into a Second Amended and Restated Credit Agreement with SunTrust Bank, as administrative agent, swingline lender and issuing bank. The credit agreement provides us with a term loan facility in an aggregate principal amount of $160.0 million ($55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for the acquisition of Cobalt, as well as to pay certain fees and expenses related to entering into the credit agreement) and a revolving credit facility of up to $35.0 million. Each of the term loans and the revolving credit facility have a maturity date of July 1, 2022.
Equity Offering
On August 14, 2017, we completed a registered offering of 2,300,000 shares of our Class A Common Stock (which included 300,000 shares of Class A Common Stock issued upon the exercise by the underwriters of an option to purchase such additional shares of Class A Common Stock) to several underwriters, represented by Raymond James & Associates, Inc.

and SunTrust Robinson Humphrey, Inc., at a price of $24.05 per share, after deducting underwriter discounts and commissions.
The net proceeds from the offering, after deducting underwriting discounts and commissions was $55.3 million. Of the net proceeds received from the offering, we used $50.0 million to voluntarily prepay amounts outstanding on our term loans under the Second Amended and Restated Credit Agreement and used the remaining net proceeds for general working capital purposes. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of principal installments due on March 31, 2022.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6% between 2011 and 2016, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2017, however, the pace is not as strong as that of calendar years 2012 through 2016. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt branded product, have seen their combined market grow at a 5% compound annual growth rate between 2011 and 2016. Cobalt’s primary market for sterndrive propulsion has been challenged, but their performance has been helped by share gains and the overall market growth has been driven by outboard propulsion, where they are a new entrant. We expect the growing demand for our products to continue, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil and the broad strength of U.S. dollar has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment continued in 2015 and our share was up only slightly. However, during calendar year 2016 our domestic market share increased meaningfully as a result of continued execution with well-received new models, innovative features and management of our dealer network. While we believe we are positioned to continue to gain market share over time, our market share in the performance sport boat segment will be challenged to grow in the near-term because of the significant increase in market share that we accomplished during calendar year 2016. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
We believe our track record of expanding our market share due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt acquisition. While Cobalt is the market share leader in the 24’-29’ sterndrive market, we believe our experience positions us to execute a strategy to drive enhanced share in that core foot length segment as well as in other areas of opportunity with different foot lengths and different propulsion technologies, namely outboard boats. Our efforts to refine Cobalt’s new product development efforts to maximize share gains will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. We believe enhancing new product development combined with diligent management of the Cobalt dealer network positions us to meaningfully improve our share of the sterndrive and outboard markets over time.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, which we discuss below.
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational boating industry, which was adversely affected by the economic downturn in 2008 and

2009, has had a sustained recovery period since 2010. In recent years, the performance sport boat category has grown faster than the overall powerboat market. In 2015, domestic sales of new performance sport boats increased by 10% compared to 2014, while new unit sales of all other powerboats grew 7% over the same period. More recently, new unit sales of performance sport boats increased 12% for 2016 compared to the same period in 2015, while new unit sales of all other powerboats increased 3% over the same period. With the acquisition of Cobalt in July 2017, we captured significant, growing market position in adjacent markets including premium stern drive, outboard and inboard cruisers. Whereas growth in the sterndrive segment decreased 3% in 2016 when compared to fiscal 2015, increased demand for the 24'-29' boats in the sterndrive category enabled Cobalt to achieve market share gains over the last four years. As of 2016, our leading market share in the 24'-29' boats segment of the sterndrive category was almost 30%. While there is no guarantee that our market will continue to grow, we expect to benefit from the recovery in the boating industry and from improved consumer confidence levels.
New Product Development and Innovation
Our long-term revenue prospects are based in part on our ability to develop new products and technological enhancements that meet the demands of existing and new consumers. Developing and introducing new boat models and features that deliver improved performance and convenience are essential to leveraging the value of our Malibu, Axis, and Cobalt brands. By introducing new boat models, we are able to appeal to a new and broader range of consumers and focus on underserved or adjacent segments of the broader powerboat category. To keep product fresh and at the forefront of technological innovation in the boating industry, we aim to introduce at least 4 new boat models per year. We also believe we are able to capture additional value from the sale of each boat through the introduction of new features, which we believe permits us to raise average selling prices and enhances our margins. We allocate most of our product development costs to new model and feature designs, usually with a specific consumer base and market in mind. We use industry data to analyze our markets and evaluate revenue potential from each major project we undertake. Our product development cycle, or the time from initial concept to volume production, can be up to two years. As a result, our development costs, which may be significant, may not be offset by corresponding new sales during the same periods. Once new designs and technologies become available to our consumers, we typically realize revenue from these products from one year up to 15 years. We may not, however, realize our revenue expectations from each innovation. We believe our close communication with our consumers, dealers and sponsored athletes regarding their future product desires enhances the efficiency of our product development expenditures.
Product Mix
Historically, we have been successful in leveraging our robust product offering and features to enhance our sales growth and gross margins. Our product mix, as it relates to our brands, types of boats and features, not only makes our offerings attractive to consumers but also helps drive higher sales and margins. Historically, we have been able to realize higher sales and margins when we sell larger boats compared to our smaller boats, our premium Malibu brand compared to our entry-level Axis brand and our boats that are fully-equipped with optional features. We expect this to continue with the addition of our Cobalt brand. We will strive to continue to develop new features and models and maintain an attractive product mix that optimizes sales growth and margins.
Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels
Our results of operations are affected by our ability to manage our manufacturing costs effectively and to respond to changing sales cycles. Our product costs vary based on the costs of supplies and raw materials, as well as labor costs. We have implemented various initiatives to reduce our cost base and improve the efficiency of our manufacturing process. For example, we re-engineered the manufacturing process in our Tennessee facility to reduce labor hours per boat produced and the amount of re-work required. We continuously monitor and review our manufacturing processes to identify improvements and create additional efficiencies. We expect to introduce process improvements to our new Kansas facility that manufactures Cobalt boats as we integrate them into our operations and with our suppliers. We rely on our insights into the market gleaned from dealer inventory levels, industry reports about anticipated demand for our products in the upcoming sales cycle and our own estimates and assumptions in formulating our manufacturing plan for the following fiscal year. Throughout our consumer sales cycle, which reaches its peak from March through August each year, we adjust our manufacturing activities in order to adapt to variability in demand.
Dealer Network, Dealer Financing and Incentives
We rely on our dealer network to distribute and sell our products. We believe we have developed the strongest distribution network in the performance sport boat category. To improve and expand our network and compete effectively for dealers, we regularly monitor and assess the performance of our dealers and evaluate dealer locations and geographic coverage in order to identify potential market opportunities. Our acquisition of Cobalt has allowed us to expand into Cobalt’s strong dealer network as well. We intend to continue to add dealers in new territories in the United States as well as internationally, which we believe will result in increased unit sales.

Our dealers are exposed to seasonal variations in consumer demand for boats. As discussed above under “Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels,” we address anticipated demand for our products and manage our manufacturing in order to mitigate seasonal variations. We also use our dealer incentive programs to encourage dealers to order in the off-season by providing floor plan financing relief, which typically permits dealers to take delivery of current model year boats between July 1 and April 30 on an interest-free basis for a specified period. We also offer our dealers other incentives, including rebates, seasonal discounts, promotional co-op arrangements and other allowances. We facilitate floor plan financing programs for many of our dealers by entering into repurchase agreements with certain third-party lenders, which enable our dealers, under certain circumstances, to establish lines of credit with the third-party lenders to purchase inventory. Under these floor plan financing programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. During fiscal year 2017, no units were repurchased from our Malibu or Axis dealers. For fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers resulting in combined losses of $0.03 million. Other than these repurchase commitments, we have not repurchased any units from lenders since July 1, 2010. We will continue to review and refine our dealer incentive offerings and monitor any exposures arising under these arrangements.
Vertical Integration
In the first quarter of fiscal 2015, we commenced full trailer manufacturing operations and no longer purchase trailers from a third party supplier. This expansion of our business has allowed us to reduce or eliminate certain costs, improve the quality of trailers used with our boats and generate various other margin and product opportunities to make us more responsive to our customers’ needs and competitive.
On November 14, 2016, we entered into an engine supply agreement with General Motors for the supply of engine blocks, with the intention of marinizing our own engines for use in our performance sports boats. This initiative provides us with the next significant vertical integration opportunity which will allow us to control the design, performance, and customization of future engine offerings, providing us direct access to the engine block manufacturer that has been supplying the industry for decades, making our engines unique to Malibu and Axis brands. We expect to begin using these engines in our boat as early as model year 2019. Our plan currently calls for us to invest up to $18.0 million for three years after entering into the agreement with General Motors. To facilitate the marinization of engines, we acquired a 70,000 square foot facility adjacent to our boat manufacturing operations in Loudon, Tennessee. Once operational, we believe our inboard engine manufacturing business will be the largest in the industry, providing the immediate operational advantages of scale. Our scale, along with our engineering team, will provide Malibu with the ability to provide an affordable and unique offering to our dealers and retail customers.
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

	Fiscal Year Ended June 30,
	2017		2016		2015
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	281,937	100.0%	252,965	100.0%	228,621	100.0%
Cost of sales	206,899	73.4%	186,145	73.6%	168,192	73.6%
Gross profit	75,038	26.6%	66,820	26.4%	60,429	26.4%
Operating expenses:
Selling and marketing	8,619	3.1%	7,475	3.0%	7,007	3.1%
General and administrative	24,783	8.8%	21,256	8.4%	19,809	8.7%
Amortization	2,198	0.8%	2,185	0.9%	2,463	1.1%
Operating income	39,438	14.0%	35,904	14.2%	31,150	13.6%
Other income (expense):
Other	10,789	3.8%	76	—%	1,650	0.7%
Interest expense	(1,559)	(0.6)%	(3,884)	(1.5)%	(954)	(0.4)%
Other income (expense), net	9,230	3.3%	(3,808)	(1.5)%	696	0.3%
Net income before provision for income taxes	48,668	17.3%	32,096	12.7%	31,846	13.9%
Income tax provision	17,593	6.2%	11,801	4.7%	8,663	3.8%
Net income	31,075	11.0%	20,295	8.0%	23,183	10.1%
Net income attributable to non-controlling interest	2,717	1.0%	2,253	0.9%	8,522	3.7%
Net income attributable to Malibu Boats, Inc.	28,358	10.1%	18,042	7.1%	14,661	6.4%

	Fiscal Year Ended June 30,
	2017		2016		2015
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
US	3,505	91.9%	3,255	91.2%	3,179	93.4%
Australia	310	8.1%	314	8.8%	225	6.6%
Total Units	3,815		3,569		3,404

Volume by Brand
Malibu	2,698	70.7%	2,388	66.9%	2,325	68.3%
Axis	1,117	29.3%	1,181	33.1%	1,079	31.7%
Total Units	3,815		3,569		3,404

Net sales per unit	$73,902		$70,878		$67,162
Comparison of the Fiscal Year Ended June 30, 2017 to the Fiscal Year Ended June 30, 2016
Net Sales
Net sales for fiscal year 2017 increased $29.0 million, or 11.5%, to $281.9 million, compared to fiscal year 2016. Included in net sales for fiscal years 2017 and 2016 were net sales of $23.0 million and $20.8 million, respectively, attributable to our Australian business. Unit volume for fiscal year 2017 increased 246 units, or 6.9%, to 3,815 units compared to fiscal year 2016. The increase in units was primarily driven by demand for our new models such as the Malibu Wakesetter 21 VLX and 22 and 24 MXZs and optional features. Net sales per unit for fiscal year 2017 increased 4.3% to $73,902 compared to fiscal year 2016, primarily driven by year over year price increases, a mix shift from Axis to Malibu, and lower discount activity, offset by higher rebate expense associated with our new rebate program for model year 2017. Net sales per unit in the U.S., excluding sales to our Australian operations, increased 3.6% to $73,878 for fiscal year 2017 as compared to fiscal year 2016.
Cost of Sales

Cost of sales for fiscal year 2017 increased $20.8 million, or 11.1%, to $206.9 million compared to fiscal year 2016. The increase in cost of sales was primarily driven by increased volumes, higher material content and labor hours driven by the mix shift from Axis to Malibu as well as higher warranty expense. Included in cost of sales were $0.3 million in costs related to our engines vertical integration initiative.
Gross Profit
Gross profit for fiscal year 2017 increased $8.2 million, or 12.3%, compared to fiscal year 2016. The increase in gross profit resulted primarily from higher volumes. Gross margin for fiscal year 2017 increased 20 basis points to 26.6% compared to fiscal year 2016 due primarily to lower material cost margin, offset partially by higher labor and warranty expenses.
Operating Expenses
Selling and marketing expense for fiscal year 2017 increased $1.1 million, or 15.3%, to $8.6 million compared to fiscal year 2016 primarily due to increased payroll, commissions and related costs attributable to additional headcount. As a percentage of sales, sales and marketing expense increased 10 basis points from 3.0% fiscal year 2016 to 3.1% for the fiscal year 2017. General and administrative expense for fiscal year 2017 increased $3.5 million, or 16.6%, to $24.8 million compared to fiscal year 2016. The increase in general and administrative expenses was driven in part by an increase in acquisition related expenses tied to our acquisition of Cobalt Boats on July 6, 2017, product development activities in connection with our engines vertical integration initiative, increased legal expenses for our Mastercraft litigation which was settled in the fourth quarter in fiscal year 2017, and higher incentive compensation, offset by a $1.1 million reduction in the Marine Power Holding, LLC (“Marine Power”) litigation judgment following a court verdict in the second quarter of fiscal year 2017 and lower stock compensation expense associated, in part, with share-based equity awards granted in the second quarter of fiscal year 2016.
Other Income (Expense), Net
Other income, net for the fiscal year 2017 increased $13.0 million to $9.2 million compared to fiscal year 2016. The increase in other income, net was primarily due to a $8.1 million, net decrease in our tax receivable agreement liability related to tax legislation enacted during the fourth quarter of fiscal year 2017 which lowered the tax rate used to estimate the future tax benefit expected to be realized by us on increased tax basis from previous sales and exchanges of LLC Units by the pre-IPO owners. Included in other income, net was the settlement received from Mastercraft of $2.5 million under the Mastercraft Settlement and License Agreement entered into on May 2, 2017. The decrease in interest expense was primarily related to the change in the fair value of our interest rate swap we entered into on July 1, 2015 and lower interest expense on our term loan which had a lower average principal balance during fiscal year 2017 as compared to fiscal year 2016, primarily as a result of a principal payment of $15.0 million in the first quarter of fiscal year 2017.
Income Taxes
Our provision for income taxes for fiscal year 2017 increased $5.8 million, to $17.6 million compared to fiscal year 2016. The increase in our provision for income taxes reflects an increase in pre-tax book income for fiscal year 2017, as our effective tax rate was similar for fiscal year 2017 compared to fiscal year 2016, 36.2% and 36.8%, respectively. The reported effective tax rates differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest and state income taxes attributable to the LLC on our share of the LLC's income and also includes the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for fiscal year 2017 by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2017 and 2016, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 7.0% and 11.1%, respectively.
Comparison of the Fiscal Year Ended June 30, 2016 to the Fiscal Year Ended June 30, 2015
Net Sales
Net sales for fiscal year 2016 increased $24.3 million, or 10.6%, to $253.0 million, compared to fiscal year 2015. Included in net sales for fiscal years 2016 and 2015 were net sales of $20.8 million and $14.9 million, respectively, attributable to our Australian operations acquired in October 2014. Unit volume for fiscal year 2016 increased 165 units, or 4.8%, to 3,569 units compared to fiscal year 2015. Of the 165 units added, 89 units were added as a result of our Australian business and the remainder of the increase was primarily due to a demand-driven increase in our daily production rate over the prior year, bolstered by the strong demand for new, larger models such as the M235 and 25 LSV, offset by currency-driven challenges in international markets outside of Australia, including Canada. Net sales per unit for fiscal year 2016 increased approximately 5.5% to $70,878 compared to fiscal year 2015, primarily driven by year over year price increases and our increased mix of larger model sales, which carry a higher average selling price, and increased demand for optional features and trailers, partially offset by our Australian operations, which carry a lower average selling price per unit. Net sales per unit in the U.S., excluding sales to our Australia operations, increased 1.9% to $71,311 for fiscal year 2016 as compared to fiscal year 2015. The increase was primarily driven by higher prices on new model year product, the increased mix of larger model sales, and increased demand for optional features and trailers, partially offset by increased discount activity on, among others, international sales to offset the impact of negative foreign currency fluctuations on sales prices attributable to a strengthened U.S. dollar and increased sales of our Axis brand which carry a lower average selling price than our Malibu brand.
Cost of Sales
Cost of sales for fiscal year 2016 increased $18.0 million, or 10.7%, to $186.1 million compared to fiscal year 2015. The increase in cost of sales was due primarily to increased volumes driven by higher throughput at our U.S. operations and the addition of our Australian business in the second quarter of fiscal year 2015. Cost of sales per unit for our U.S. operations on a stand-alone basis increased approximately 6.9% for fiscal year 2016 compared to fiscal year 2015 driven by the mix of larger model sales, which have higher material content and labor hours, and the extension of our warranty period of coverage from three to five years for model year 2016, offset by lower trailer cost per unit created from manufacturing efficiencies.
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
Operating Expenses
Selling and marketing expense for fiscal year 2016 increased $0.5 million, or 6.7%, to $7.5 million compared to fiscal year 2015 primarily due to increased event sponsorship. General and administrative expense for fiscal year 2016 increased $1.4 million, or 7.3%, to $21.3 million compared to fiscal year 2015 largely due to a $3.3 million charge related to a judgment rendered against us in the Marine Power litigation (see Note 15 to our consolidated financial statements included elsewhere in this Annual Report), higher payroll related expenses attributed to higher headcount, stock compensation costs, and operating expenses attributable to a full year of activity at our Australian operations, offset by decreases in offering and acquisition related costs. Amortization expense for fiscal year 2016 decreased $0.3 million, or 11.3%, to $2.2 million primarily due to the full amortization in the first quarter of fiscal year 2015 of our dealer relationship intangible acquired in 2006, offset by amortization attributable to intangible assets acquired in the acquisition of our Australian licensee in October 2014.
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
Income Taxes
Our provision for income taxes for fiscal year 2016 increased $3.1 million, to $11.8 million compared to fiscal year 2015. The increase in our provision for income taxes reflects an increase in our effective tax rate which was 36.8% for fiscal year 2016 compared to 27.2% for fiscal year 2015. The reported effective tax rates differs from the statutory federal income tax rate of 35% primarily due to the impact of the non-controlling interest, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code. Additionally, our effective tax rates also reflect the impact of our share of the LLC's permanent items such as stock-based compensation expense attributable to profits interests. We note that in fiscal year 2015, our effective tax rate was impacted by nondeductible offering costs, acquisition related costs, and the impact of an out-of-period tax adjustment associated with benefits recognized for the Tennessee jobs tax credit that are not expected to be recurring in nature.
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

We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, litigation related expenses, acquisition and integration related expenses, non-cash compensation expense, offering related expenses, expenses related to our engine development initiative, and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Net income	$31,075	$20,295	$23,183
Income tax provision	17,593	11,801	8,663
Interest expense	1,559	3,884	954
Depreciation	4,550	3,339	2,427
Amortization	2,198	2,185	2,463
Professional fees and litigation settlements [1]	1,038	1,111	2,654
Marine Power litigation judgment [2]	(1,093)	3,268	—
Acquisition and integration related expenses [3]	3,056	401	1,676
Stock-based compensation expense [4]	1,396	1,947	1,467
Offering related expenses [5]	—	—	161
Engine development [6]	2,489	—	—
Adjustment to tax receivable agreement liability [7]	(8,140)	—	—
Adjusted EBITDA	$55,721	$48,231	$43,648
Adjusted EBITDA margin	19.8%	19.1%	19.1%

(1)
Represents legal and advisory fees related to our litigation with Mastercraft, Nautique, and Pacific Coast Marine Windshields Ltd. ("PCMW"), offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015 and settlement received from Mastercraft under the Mastercraft Settlement and License Agreement entered into on May 2, 2017. For more information about legal proceedings, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(2)
Represents a charge recorded in fiscal 2016 related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier, on August 18, 2016 and the reduction of that charge to $2.2 million, the amount ultimately settled and paid in the fourth quarter of fiscal 2017. For more information, see Note 15 to our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents legal, professional, and advisory fees incurred in connection with our acquisition of Cobalt Boats, which was completed on July 6, 2017, and legal, professional, and advisory fees as well as integration costs incurred in connection in with our acquisition of Malibu Boats Pty. Ltd. which was completed on October 23, 2014.

(4)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(5)	Includes legal and advisory costs incurred in connection with our equity offerings and equity tender offer completed in fiscal year 2015. There were no such offerings for fiscal years 2016 or 2017.
(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)
Represents a decrease in the estimated tax receivable agreement liability stemming from tax legislation enacted during the fourth quarter of fiscal 2017 which reduced the tax rate applied in computing the future benefit expected to be realized by us on increased tax basis from previous sales and exchanges of LLC Units by the pre-IPO owners. Refer to Note 9 of our consolidated financial statements included elsewhere in this Annual Report.

Adjusted Fully Distributed Net Income
We define Adjusted Fully Distributed Net Income as net income attributable to Malibu (i) excluding income tax expense, (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all LLC units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Malibu Boats, Inc., before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
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

The following table shows the reconciliation of the numerator and denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented (in thousands except share and per share data):

	Fiscal Year Ended June 30,
	2017	2016	2015
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$28,358	$18,042	$14,661
Income tax provision	17,593	11,801	8,663
Professional fees and litigation settlements [1]	1,038	1,111	2,654
Marine Power litigation judgment [2]	(1,093)	3,268	—
Acquisition and integration related expenses [3]	3,056	401	1,676
Fair value adjustment for interest rate swap [4]	(912)	863	—
Stock-based compensation expense [5]	1,396	1,947	1,467
Offering related expenses [6]	—	—	161
Engine development [7]	2,489	—	—
Adjustment to tax receivable agreement liability [8]	(8,140)	—	—
Net income attributable to non-controlling interest [9]	2,717	2,253	8,522
Fully distributed net income before income taxes	46,502	39,686	37,804
Income tax expense on fully distributed income before income taxes [10]	16,508	14,089	13,420
Adjusted Fully Distributed Net Income	$29,994	$25,597	$24,384

	Fiscal Year Ended June 30,
	2017	2016	2015
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	17,844,774	17,934,580	15,732,531
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [11]	1,338,907	1,407,311	6,194,270
Weighted-average unvested restricted stock awards issued to management [12]	112,859	48,466	—
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	19,296,540	19,390,357	21,926,801
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Fiscal Year Ended June 30,
	2017	2016	2015
Net income available to Class A Common Stock per share	$1.59	$1.01	$0.93
Impact of adjustments:
Income tax provision	0.99	0.66	0.55
Professional fees and litigation settlements [1]	0.06	0.06	0.17
Marine Power litigation judgment [2]	(0.06)	0.18	—
Acquisition and integration related expenses [3]	0.17	0.02	0.11
Fair value adjustment for interest rate swap [4]	(0.05)	0.05	—
Stock-based compensation expense [5]	0.08	0.11	0.09
Offering related expenses [6]	—	—	0.01
Engine development [7]	0.14	—	—
Adjustment to tax receivable agreement liability [8]	(0.46)	—	—
Net income attributable to non-controlling interest [9]	0.15	0.13	0.54
Fully distributed net income per share before income taxes	2.61	2.21	2.40
Impact of income tax expense on fully distributed income before income taxes [10]	(0.92)	(0.79)	(0.85)
Impact of increased share count [13]	$(0.13)	$(0.11)	$(0.44)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.56	$1.32	$1.11

(1)
Represents legal and advisory fees related to our litigation with Mastercraft, Nautique and PCMW, offset by the portion of the $2.3 million settlement received from Nautique for past infringement claims under the Nautique Settlement Agreement entered into on February 6, 2015 and settlement received from Mastercraft under the Mastercraft Settlement and License Agreement entered into on May 2, 2017. For more information about legal proceedings, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(2)
Represents a charge recorded in fiscal 2016 related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier, on August 18, 2016 and the reduction of that charge to $2.2 million, the amount ultimately settled and paid in the fourth quarter of fiscal 2017. For more information, see Note 15 to our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents legal, professional, and advisory fees incurred in connection with our acquisition of Cobalt Boats, which was completed on July 6, 2017, and legal, professional, and advisory fees as well as integration costs incurred in connection in with our acquisition of Malibu Boats Pty. Ltd. which was completed on October 23, 2014.

(4)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(5)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(6)	Includes legal and advisory costs incurred in connection with our equity offerings and equity tender offer completed in fiscal year 2015. There were no such offerings for fiscal years 2016 or 2017.
(7)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(8)
Represents a decrease in the estimated tax receivable agreement liability stemming from tax legislation enacted during the fourth quarter of fiscal 2017 which reduced the tax rate applied in computing the future benefit expected to be realized by us on increased tax basis from previous sales and exchanges of LLC Units by the pre-IPO owners. Refer to Note 9 of our consolidated financial statements included elsewhere in this Annual Report.

(9)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(10)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 35.5% of income before income taxes for the fiscal years ended June 30, 2017, 2016 and 2015, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

(11)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(12)
Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management

(13)
Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.

Quarterly Results of Operations
The table below sets forth our unaudited quarterly consolidated statements of operations and comprehensive income data for each of the eight quarters through the period ended June 30, 2017. The unaudited quarterly consolidated statements of operations and comprehensive income data were prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the quarterly financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period, and the results for any interim period may not necessarily be indicative of the results of operations for a full year. The numbers in this table may not foot due to rounding differences.

	Three Months Ended (Unaudited)
	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015
Net sales	$75,106	$77,149	$67,661	$62,021	$66,680	$68,539	$60,506	$57,240
Gross profit	20,040	21,362	17,813	15,823	17,825	18,406	15,879	14,710
Operating income	7,965	13,026	11,661	6,786	7,825	11,825	8,979	7,275
Net income	10,266	8,846	7,737	4,226	4,090	6,507	5,718	3,980
Net income attributable to non-controlling interest	602	833	836	446	486	731	614	422
Net income attributable to Malibu Boats, Inc.	$9,664	$8,013	$6,901	$3,780	$3,604	$5,776	$5,104	$3,558

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our revolving credit facility. Our primary use of funds has been for capital investments, debt repayments, and cash distributions to members of the LLC. We also recently refinanced our credit facility and increased the amount of our term loans outstanding to fund our purchase of Cobalt in July 2017. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Total cash provided by (used in):
Operating activities	$35,856	$35,602	$12,552
Investment activities	(9,246)	(5,990)	(17,129)
Financing activities	(19,719)	(12,022)	742
Impact of currency exchange rates on cash balances	10	(56)	49
Increase (decrease) in cash	$6,901	$17,534	$(3,786)

Comparison of the Fiscal Year Ended June 30, 2017 to the Fiscal Year Ended June 30, 2016
Operating Activities
Net cash from operating activities was $35.9 million for fiscal year 2017, compared to $35.6 million for the same period in 2016, an increase of $0.3 million. The increase in cash provided by operating activities primarily resulted from changes in operating assets and liabilities of $0.9 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory and by $1.3 million increase in net income (after consideration of non-cash items included in net income). Net cash from operating activities was reduced by $1.9 million for the settlement of a lawsuit with Marine Power, a former engine supplier, related to an amended judgment against us on August 18, 2016.
Investing Activities
Net cash used for investing activities was $9.2 million for fiscal year 2017 compared to $6.0 million for the same period in 2016, an increase of $3.3 million. The increase in cash used for investing activities was primarily due to the purchase of an additional facility in Loudon, Tennessee and related capital improvements and investments for our vertical integration initiatives. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure, molds, and equipment.
Financing Activities
Net cash used in financing activities was $19.7 million for fiscal year 2017 compared to net cash used in financing activities of $12.0 million for fiscal year 2016, a decrease in cash of $7.7 million. During fiscal year 2017, we made principal payments on our prior term loan of $72.0 million and received proceeds of $55.0 million from our new term loan in connection with our Second Amended and Restated Credit Agreement entered into on June 28, 2017. In addition, during fiscal year 2017, we paid $1.5 million in distributions to LLC unit holders. During fiscal year 2016, we made principal payments on our prior term loan of $6.5 million, paid distributions to LLC unit holders of $1.4 million and repurchased $4.0 million of our Class A Common Stock under a share repurchase program.

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
Financing Activities
Net cash used in financing activities was $12.0 million for fiscal year 2016 compared to net cash provided from financing activities of $0.7 million for fiscal year 2015, a decrease in cash of $12.7 million. During fiscal year 2016, we made principal payments on our prior term loan of $6.5 million, paid distributions to LLC unit holders of $1.4 million and repurchased $4.0 million of our Class A Common Stock under a share repurchase program. During fiscal year 2015, we utilized $20.0 million under our revolving credit facility to fund the PCMW settlement agreement and acquisition of our Australian licensee. During this same period, we paid distributions to LLC unit holders of $3.6 million and completed two equity offerings, including a follow-on and secondary, for which we received net proceeds of $133.0 million and used those proceeds to purchase LLC Units directly from existing holders of LLC Units. In addition, we consummated an equity tender offer using proceeds of $80.0 million from our term loan entered into on April 2, 2015 to repurchase our Class A Common Stock. In connection with these equity offerings and the equity tender offer, we paid $1.5 million in legal and advisory costs upon their completion. There were no such offerings during fiscal year 2016.
Loans and Commitments
On June 28, 2017, Malibu Boats, LLC as the borrower (the “Borrower”), entered into a Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, to refinance our prior credit facility and to provide funds for our purchase of Cobalt. The credit agreement provides the Borrower a term loan facility in an aggregate principal amount of $160.0 million, $55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for our acquisition of Cobalt, as well as to pay certain fees and expenses related to entering into the new credit agreement and a revolving credit facility of up to $35.0 million. Each of the term loans and the revolving credit facility have a maturity date of July 1, 2022. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50.0 million, subject to the terms of the credit agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Borrowings under our credit agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2017, the interest rate on our term loans was 3.72%. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility and on the daily amount of the unused delayed draw term loan during the availability period, which will range from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. As with our prior credit facility, Malibu Boats, Inc. is not a party to the new credit agreement, and the obligations of the Borrower under the credit agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors.

The credit agreement permits prepayment of the term loans without any penalties. The $55.0 million term loan is subject to quarterly installments of approximately $700 per quarter until March 31, 2019, then approximately $1,000 per quarter until June 30, 2021, and approximately $1,400 per quarter through March 31, 2021. The $105.0 million term loan is subject to quarterly installments of approximately $1,300 per quarter until March 31, 2019, then approximately $2,000 per quarter until June 30, 2021, and approximately $2,600 per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. On August 17, 2017 the Borrower made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As of August 31, 2017, the outstanding principal amount of our term loans was $110.0 million.
The credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The credit agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the credit agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2,000,000 in any fiscal year, and (iv) share repurchase payments up to $20,000,000 in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6,000,000 in any fiscal year, subject to compliance with other financial covenants.
Future Liquidity Needs and Capital Expenditures
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
We estimate that approximately $4.3 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on March 15, 2018. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2018 to be higher than our 2017 capital expenditures primarily driven by expected investment in our engine facility and expenditures. With respect to our engine vertical integration strategy, we expect a total investment, including investments already made to date, through expenditures, working capital, and capital expenses of approximately $18.0 million through fiscal year 2019, which we intend to finance with cash from operations and our revolving credit facility.
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
Contractual Obligations and Commitments
As of June 30, 2017, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Term debt [1]	$55,000	$2,750	$7,219	$8,250	$36,781
Interest expense [2]	8,751	2,051	3,713	2,987	—
Operating leases [3]	24,057	2,263	4,599	4,618	12,577
Purchase obligations [4]	19,135	19,135	—	—	—
Payments pursuant to tax receivable agreement [5]	82,291	4,332	9,115	9,706	59,138
Total	$189,234	$30,531	$24,646	$25,561	$108,496

(1)
Principal payments on our outstanding term loans under our New Credit Agreement entered into in June 2017. The term loans mature on July 1, 2022. We had no amounts outstanding under our revolving credit facility as of June 30, 2017. We may borrow up to $35.0 million under our revolving credit facility which matures on July 1, 2022.

(2)	Interest payments on our outstanding term loans under our credit agreement.
(3)
We sold our two primary manufacturing and office facilities for a total of $18.3 million in 2008, which resulted in a gain of $0.7 million. Simultaneous with the sale, we entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain of $0.2 million has been deferred and is being amortized in proportion to rent charged over the initial lease term.

(4)
As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2018.

(5)
In connection with our IPO in fiscal 2014, we entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by us to the pre-IPO owners (or any permitted assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

Subsequent to June 30, 2017, we borrowed an additional $105.0 million under our term loan facility in July 2017 to fund the purchase of Cobalt and we made a voluntary principal prepayment of $50.0 million on our outstanding term loans with a portion of the net proceeds from our equity offering completed in August 2017. The following table reflects the amounts owed on our term loans and related interest, after giving effect to the additional borrowings under our term loan facility and the voluntary prepayment.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years
	(In thousands)
Term debt [1]	$60,000	$—	$—	$3,000		$57,000
Interest expense [2]	20,423	4,258	8,154	8,011		—
Operating leases [3]	24,057	2,263	4,599	4,618		12,577
Purchase obligations [4]	19,135	19,135	—	—		—
Payments pursuant to tax receivable agreement [5]	82,291	4,332	9,115	9,706		59,138
Total	$205,906	$29,988	$21,868	$25,335	$—	$128,715

(1)
Principal payments on our outstanding term loans under our New Credit Agreement entered into in June 2017, after giving effect to the $105.0 million additional borrowings under the term loan in July 2017 and the $50.0 million voluntary principal prepayment on the term loans in August 2017. We had no amounts outstanding under our revolving credit facility as of August 31, 2017. We may borrow up to $35.0 million under our revolving credit facility which matures on July 1, 2022.

(2)	Interest payments on our outstanding term loans under our credit agreement.
(3)
We sold our two primary manufacturing and office facilities for a total of $18.3 million in 2008, which resulted in a gain of $0.7 million. Simultaneous with the sale, we entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain of $0.2 million has been deferred and is being amortized in proportion to rent charged over the initial lease term.

(4)
As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2018.

(5)
In connection with our IPO in fiscal 2014, we entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by us to the pre-IPO owners (or any permitted assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers resulting in combined losses of $0.03 million. No units were repurchased for fiscal years 2017 and 2015. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. We did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2017, 2016 and 2015.
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
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product revenue is recognized. We may also be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor financing providers, which are able to obtain such boats through foreclosure. We accrue estimated losses when a loss, due to the default of one of our dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Notes 7 and 15 to our audited consolidated financial statements included elsewhere in this Annual Report for more information related to our product warranty and repurchase commitment obligations, respectively.
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
Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC, our direct, wholly owned subsidiary, continues to operate in the United States as a partnership for U.S. federal income tax purposes.
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
The Company has filed federal and state income tax returns that remain open to examination for years 2014 through 2016, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2013 through 2016. The Company is currently undergoing an IRS examination of its June 30, 2015 return which began in the fourth quarter of fiscal 2017. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate.
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
In connection with our IPO and the recapitalization we completed in connection with our IPO, we entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by us to the pre-IPO owners (or any permitted assignees) of 85% of the amount of the benefits, if any, that we are deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits, including those attributable to payments, under the tax receivable agreement. These contractual payment obligations are our obligations and are not obligations of the LLC, and are accounted for in accordance with ASC 450, Contingencies, since the obligations were deemed to be probable and reasonably estimable. For purposes of the tax receivable agreement, the benefit deemed realized by us will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had we not entered into the tax receivable agreement.
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
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. During fiscal year 2017, we did not repurchase any units from dealers. During fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers for combined losses of less than $0.03 million. Other than the three units repurchased from two of our former dealers for less than $0.03 million in fiscal year 2016, we have not repurchased another unit from lenders since July 1, 2010.
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a foreign currency transaction gain of $0.1 million, loss of $0.1 million and $0.2 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our credit agreement which bears interest at variable rates. At June 30, 2017, we had a $55.0 million term loan outstanding under our term loan facility and no outstanding debt under our revolving credit facility. As of June 30, 2017, the undrawn borrowing availability under the revolving line of credit was $35.0 million. Borrowings under the term loan and revolving credit facility bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.

At June 30, 2017, the interest rate on our term loan was 3.72%. Based on a sensitivity analysis at June 30, 2017, assuming no amounts are outstanding under our revolving credit facility for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.2 million. Subsequent to June 30, 2017, we refinanced our credit agreement and increased our outstanding term loan to $160.0 million outstanding and subsequently made a voluntary prepayment of $50.0 million on our term loans with the proceeds of our equity offering completed in August 2017. As of August 31, 2017, we had $110.0 million outstanding under our term loan and no amounts outstanding under our revolving credit facility. At August 31, 2017, the interest rate on our term loans was 3.73%. Based on a sensitivity analysis at August 31, 2017, assuming no amounts are outstanding under our revolving credit facility for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.8 million.
On July 1, 2015, we entered into a 5-year floating to fixed interest rate swap with a certain counterparty to the previously existing credit agreement to mitigate the risk of interest rate fluctuations associated with our variable rate long term debt. The swap has an effective start date of July 1, 2015 and is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39.3 million, which under terms of the previously existing credit agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. For the fiscal year ended June 30, 2017, we recorded a gain of $0.9 million for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Malibu Boats, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year ended June 30, 2015 of Malibu Boats, Inc. and subsidiaries (collectively, the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Malibu Boats, Inc. and subsidiaries and their cash flows for the year ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Indianapolis, Indiana
September 9, 2015, except for note 1, under the heading Immaterial Correction of Error, which is dated September 7, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Malibu Boats, Inc.:
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malibu Boats, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Knoxville, Tennessee
September 7, 2017

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2017	2016	2015
Net sales	$281,937	$252,965	$228,621
Cost of sales	206,899	186,145	168,192
Gross profit	75,038	66,820	60,429
Operating expenses:
Selling and marketing	8,619	7,475	7,007
General and administrative	24,783	21,256	19,809
Amortization	2,198	2,185	2,463
Operating income	39,438	35,904	31,150
Other income (expense):
Other	10,789	76	1,650
Interest expense	(1,559)	(3,884)	(954)
Other income (expense)	9,230	(3,808)	696
Net income before provision for income taxes	48,668	32,096	31,846
Income tax provision	17,593	11,801	8,663
Net income	31,075	20,295	23,183
Net income attributable to non-controlling interest	2,717	2,253	8,522
Net income attributable to Malibu Boats, Inc.	$28,358	$18,042	$14,661

Comprehensive income:
Net income	$31,075	$20,295	$23,183
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	469	(390)	(2,081)
Other comprehensive income (loss), net of tax	469	(390)	(2,081)
Comprehensive income, net of tax	31,544	19,905	21,102
Less: comprehensive income attributable to non-controlling interest, net of tax	2,758	2,214	7,757
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$28,786	$17,691	$13,345

Weighted average shares outstanding used in computing net income per share:
Basic	17,846,894	17,934,580	15,732,531
Diluted	17,951,332	17,985,427	15,741,018
Net income available to Class A Common Stock per share:
Basic	$1.59	$1.01	$0.93
Diluted	$1.58	$1.00	$0.93

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2017	June 30, 2016
Assets
Current assets
Cash	$32,822	$25,921
Trade receivables, net	9,846	14,690
Inventories, net	23,835	20,431
Prepaid expenses and other current assets	2,470	2,707
Income tax receivable	1,111	965
Total current assets	70,084	64,714
Property and equipment, net	24,123	17,813
Goodwill	12,692	12,470
Other intangible assets, net	9,597	11,703
Deferred tax assets	107,088	115,594
Other assets	79	32
Total assets	$223,663	$222,326
Liabilities
Current liabilities
Current maturities of long-term debt	$—	$8,000
Accounts payable	12,722	16,158
Accrued expenses	21,616	19,055
Income tax and distribution payable	515	427
Payable pursuant to tax receivable agreement, current portion	4,332	4,189
Total current liabilities	39,185	47,829
Deferred tax liabilities	552	685
Other liabilities	328	1,136
Payable pursuant to tax receivable agreement, less current portion	77,959	89,561
Long-term debt, less current maturities	53,403	63,086
Total liabilities	171,427	202,297
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 17,937,687 shares issued and outstanding as of June 30, 2017; 17,690,874 shares issued and outstanding as of June 30, 2016	179	176
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 19 shares issued and outstanding as of June 30, 2017; 23 shares issued and outstanding as of June 30, 2016	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017; no shares issued and outstanding as of June 30, 2016	—	—
Additional paid in capital	50,836	45,947
Accumulated other comprehensive loss	(2,002)	(2,471)
Accumulated earnings (deficit)	151	(28,302)
Total stockholders' equity attributable to Malibu Boats, Inc.	49,164	15,350
Non-controlling interest	3,072	4,679
Total stockholders’ equity	52,236	20,029
Total liabilities and stockholders' equity	$223,663	$222,326
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

	Common Stock				Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2014	11,064	$110	44	$—	$23,835	$8,801	$(4,676)	$—	$—	$28,070
Net income						8,522	14,661			23,183
Issuance of Class A Common Stock for public offerings, net of underwriting discounts	4,371	73			133,289					133,362
Purchase of Class A Common Stock from selling shareholders					(56,526)					(56,526)
Purchase of units from existing LLC Unit holders					(76,836)					(76,836)
Exchange of LLC Units for Class A Common Stock	5,583	26			(26)					—
Repurchase of Class A Common Stock									(71,523)	(71,523)
Retirement of treasury shares	(3,333)	(33)			(15,266)		(56,224)		71,523	—
Reallocation of non-controlling interest from selling shareholders acquired in offerings 1					11,687	$(11,687)				—
Stock based compensation					1,467					1,467
Issuances of equity for services	3				252					252
Cancellation of Class B Common Stock			(20)							—
Capitalized offering costs					(1,498)					(1,498)
Increase in payable pursuant to the tax receivable agreement					(82,834)					(82,834)

Increase in deferred tax asset from step-up in tax basis [1]					106,977					106,977
Distributions to LLC Unit holders					(31)	(1,738)				(1,769)
Issuance of Class A Common Stock for acquisition	171	2			2,835					2,837
Foreign currency translation adjustment								(2,081)		(2,081)
Balance at June 30, 2015	17,859	$178	24	$—	$47,325	$3,898	$(46,239)	$(2,081)	$—	$3,081
Net income						2,253	18,042			20,295
Stock based compensation, net of withholding taxes on vested equity awards	96	1			1,791					1,792
Issuances of equity for services	9				751					751
Increase in payable pursuant to the tax receivable agreement					(118)					(118)
Increase in deferred tax asset from step-up in tax basis					140					140
Exchange of LLC Units for Class A Common Stock	14				39	(39)				—
Cancellation of Class B Common Stock			(1)							—
Distributions to LLC Unit holders						(1,433)	(105)			(1,538)
Repurchase and retirement of common stock	(288)	(3)			(3,981)					(3,984)
Foreign currency translation adjustment								(390)		(390)
Balance at June 30, 2016	17,690	$176	23	$—	$45,947	$4,679	$(28,302)	$(2,471)	$—	$20,029
Net Income						2,717	28,358			31,075
Stock based compensation	96	1			1,134					1,135

Issuances of equity for services	7				688					688
Increase in payable pursuant to the tax receivable agreement					(960)					(960)
Increase in deferred tax asset from step-up in tax basis					1,238					1,238
Exchange of LLC for Class A	145	2			2,789	(2,789)				2
Cancellation of Class B Common Stock			(4)							—
Tax distributions						(1,535)	95			(1,440)
Translation adjustment								469		469
Balance at June 30, 2017	17,938	$179	19	$—	$50,836	$3,072	$151	$(2,002)	$—	$52,236
1 As revised. Refer to Note 1 for information on immaterial correction of errors in prior period.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2017	2016		2015
Operating activities:
Net income	$31,075	$20,295		$23,183
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,396	1,947		1,467
Non-cash compensation to directors	688	751		252
Non-cash litigation payable	(1,330)	3,268		—
Depreciation	4,550	3,339		2,427
Amortization of intangible assets	2,198	2,185		2,463
Gain on sale-leaseback transaction	(10)	(10)		(7)
Amortization of deferred financing costs	243	244		71
Change in fair value of derivative	(912)	863		—
Deferred income taxes	9,577	5,176		7,933
Adjustment to tax receivable agreement liability	(8,140)	—		—
Gain on sale of equipment	4	(29)		—
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	4,870	(5,211)		(2,170)
Inventories	(3,300)	(52)		(2,884)
Prepaid expenses and other assets	(26)	(859)		879
Accounts payable	(5,018)	7,003		(366)
Accrued expenses	5,890	1,388		(9)
Income taxes receivable and payable	253	(1,873)		(801)
Other liabilities	65	8		114
Payment pursuant to tax receivable agreement	(4,279)	(2,831)		—
Litigation settlement	(1,938)	—		(20,000)
Net cash provided by operating activities	35,856	35,602		12,552
Investing activities:
Purchases of property and equipment	(9,262)	(6,176)		(5,366)
Proceeds from sale of property and equipment	16	186		—
Acquisition of Canadian trademark	—	—		(100)
Payment for acquisition, net of cash acquired	—	—		(11,663)
Net cash used in investing activities	(9,246)	(5,990)		(17,129)
Financing activities:
Principal payments on long-term borrowings	(72,000)	(6,500)		(21,500)
Proceeds from long-term borrowings	55,000	—		100,000
Payment of deferred financing costs	(926)	—		(1,224)
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	—	—		133,362
Purchase of units from existing LLC Unit holders	—	—		(133,362)
Payment of costs directly associated with offerings	—	—		(1,498)
Cash paid for tax withholdings	(258)	(156)		—
Distributions to non-controlling LLC Unit holders	(1,535)	(1,385)		(3,630)
Repurchase of common stock	—	(3,981)	—	(71,406)
Net cash (used in) provided by financing activities	(19,719)	(12,022)		742
Effect of exchange rate changes on cash	10	(56)		49
Changes in cash	6,901	17,534		(3,786)
Cash—Beginning of period	25,921	8,387		12,173
Cash—End of period	$32,822	$25,921		$8,387

Supplemental cash flow information:
Cash paid for interest	$2,296	$3,136		$494

Cash paid for income taxes	7,175	8,122	1,439
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	1,238	140	106,977
Establishment of amounts payable under tax receivable agreements	960	111	82,834
Equity issued as consideration for acquisition	—	—	2,837
Exchange of LLC Units for Class A Common Stock	2,789	39	111,118
Tax distributions payable to non-controlling LLC Unit holders	309	341	147
Capital expenditures in accounts payable	1,598	218	—
Accrued costs related to repurchase of common stock	—	—	117
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On October 23, 2014, the Company acquired all the outstanding shares of Malibu Boats Pty. Ltd. (the "Licensee"), Malibu's Australian licensee manufacturer with exclusive distributions rights in Australia and New Zealand markets. As a result of the acquisition, the Company also consolidates the financial results of the Licensee. The Company reports its results of operations under two reportable segments called U.S. and Australia based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of recreational powerboats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.

Cobalt Boats Acquisition

On June 28, 2017, Malibu Boats, LLC, a wholly owned indirect subsidiary of the Company entered into an agreement to acquire all of the outstanding units of Cobalt Boats, LLC (“Cobalt”) pursuant to a unit purchase agreement, dated as of June 28, 2017, for an aggregate purchase price of $130,000, subject to customary adjustments for the amount of working capital in the business at the closing date and subject to adjustment for any judgment or settlement in connection with a pending litigation matter between Cobalt and Sea Ray Boats, Inc. and Brunswick Corporation (the "Acquisition"). Cobalt is a world class brand engaged in the design, engineering, manufacturing and marketing of premium, high-quality, water sport boats, cruisers, bowriders, and outboard boats that are sold through a world-wide network of independent dealers. Under the terms of the unit purchase agreement, a portion of the purchase price for the Acquisition equal to $1,000 would be paid through the issuance of shares of the Company’s Class A common stock, based on the closing price of the shares of Class A common stock of the Company on June 27, 2017, or $25.47. The balance of the purchase price for the Acquisition would be paid with cash and borrowings under its New Credit Agreement. Refer to Note 8 for more information on the Company's New Credit Agreement. The Acquisition was completed on July 6, 2017. A portion of the purchase price was deposited into escrow accounts to secure certain post-closing obligations of the Sellers. Refer to Note 19 for further information on the closing of the Acquisition.
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
Immaterial Correction of Error

For fiscal year 2016, the Company identified an immaterial error related to the understatement of deferred tax assets and paid in capital attributable to a book to tax difference in its investment in the LLC. The correction of this error resulted in an increase in deferred tax assets of $1,796 with a corresponding increase for the same amount in additional paid in capital within stockholders' equity on the audited consolidated balance sheet as of June 30, 2016 and within the statement of stockholders' equity for fiscal year 2015.
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
As of June 30, 2017, the Company’s distribution channel consisted of 205 independent dealers locations worldwide. No single dealer accounted for more than 6.8%, 5.3% and 4.7% of the Company’s unit volume for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The Company’s top ten dealers represented 40.6%, 31.9% and 33.7%, of the Company’s volume for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2017 and 2016, no highly liquid investments were held and the entire balance consists of traditional cash.
At June 30, 2017 and 2016, substantially all cash on hand was held by one financial institution. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2017 and 2016, the allowance for doubtful receivables was $44 and $89, respectively. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Inventories
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.
Capitalization of Offering Costs
Capitalized offering costs are costs directly attributable to the Company's shelf registration statement and equity offerings. For the fiscal year ended June 30, 2015, these costs were related to the Company's IPO. As of June 30, 2017 and 2016, $108 of costs directly attributable to the Company's shelf registration statement and equity offerings were capitalized as prepaid assets. Upon closing of the offerings, these costs are netted against the proceeds and, as such, are reclassified into additional paid in capital. For the fiscal year ended June 30, 2017 and 2016, the Company incurred no offering costs. Remaining costs attributable to the Company's shelf registration statement will be netted against the proceeds of future offerings under the shelf registration statement based on the number of shares sold in the offering and total number of shares available for issuance under the shelf registration statement. Refer to Note 12 for additional information regarding the Company's equity offerings.
Property and Equipment
Property and equipment acquired outside of acquisition are stated at cost. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is accounted for in the statement of operations and comprehensive income. Major additions are capitalized; maintenance, repairs and minor improvements are charged to operating expenses as incurred if they do not increase the life or productivity of the related capitalized asset. Depreciation on leasehold improvements is computed using the straight-line method based on the lesser of the remaining lease term or the estimated useful life and depreciation of equipment is computed using the straight-line method over the estimated useful life as follows:

Years
Building	20
Leasehold improvements	Shorter of useful life or lease term
Machinery and equipment	3-5
Furniture and fixtures	3-5
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. No impairment charges were recorded for the fiscal years ended June 30, 2017, 2016 and 2015 in the Company’s consolidated financial statements.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. For fiscal year ended June 30, 2017, the Company performed a qualitative assessment which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2017, 2016 and 2015.
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
The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2017, 2016 and 2015.
Debt Issuance Costs
On June 28, 2017, Malibu Boats, LLC modified its Previously Existing Credit Agreement and entered into its New Credit Agreement. Refer to Note 8 for more information on the Company's New Credit Agreement. In connection with the debt modification, the Company capitalized an additional $926 in debt issuance costs. These costs are being amortized over the term of the underlying agreements using the effective interest method. Unamortized debt issuance costs at June 30, 2017 and 2016 were $1,597 and $914, respectively, and are presented as a direct deduction from the carrying amount of the Company's outstanding debt.
 Accrued Expenses

The Company’s accrued expenses consist of the following as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016
Warranties	$10,050	$8,083
Dealer incentives	3,295	4,016
Accrued compensation	4,262	2,647
Accrued legal and professional fees	2,569	462
Accrued litigation	—	3,268
Accrued interest	18	32
Other accrued expenses	1,422	547
Total accrued expenses	$21,616	$19,055
Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years for its Malibu brand boats and two years for its Axis products. Refer to Note 7 for more information.
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
Changes in the Company’s accrual for dealer rebates were as follows:

	As of June 30,
	2017	2016
Balance at beginning of year	$3,912	$3,165
Add: Additions to dealer rebate incentive provision	12,960	6,440
Less: Dealer rebates paid	(13,694)	(5,693)
Balance at end of year	$3,178	$3,912
Changes in the Company’s accrual for flooring financing were as follows:

	As of June 30,
	2017	2016
Balance at beginning of year	$104	$—
Add: Additions to flooring provision	4,288	3,407
Less: Flooring paid	(4,275)	(3,303)
Balance at end of year	$117	$104
Accrued litigation
In connection with a judgment rendered in a lawsuit with a former engine supplier, Marine Power Holding, LLC ("Marine Power"), the Company recorded a charge of $3,268 during the fiscal year ended June 30, 2016. On May 27, 2017, the Company and Marine Power entered into a final settlement agreement whereby the Company agreed to pay $2,175 to settle all claims related to the litigation. No further losses are accrued as of June 30, 2017. Refer to "Legal Proceedings" in Note 15 for more information.
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
In connection with the Company's IPO and the recapitalization the Company completed in connection with its IPO, the Company entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or any permitted assignees) of 85% of the amount of the benefits, if any, that the Company deems to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits, including those attributable to payments, under the tax receivable agreement. These contractual payment obligations are the Company's obligations and are not obligations of the LLC, and are accounted for in accordance with ASC 450, Contingencies, since the obligations were deemed to be probable and reasonably estimable. For purposes of the tax receivable agreement, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the tax receivable agreement.
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
Each quarter the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized (see Note 10).
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
The Company has filed federal and state income tax returns that remain open to examination for years 2014 through 2016, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2013 through 2016. The Company is currently undergoing an IRS examination of its June 30, 2015 return which began in the fourth quarter of fiscal 2017. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate.
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
Dealers generally have no rights to return unsold boats. From time to time, however, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy, which generally limits returns to instances of manufacturing defects. The Company estimates the costs that may be incurred under its basic limited warranty and records as a liability the amount of such costs at the time the product revenue is recognized. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues estimated losses when a loss, due to the default of one of its dealers, is determined to be probable and the amount of the loss is reasonably estimable. Refer to Note 7 and Note 15 related to the Company’s product warranty and repurchase commitment obligations, respectively.
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
The Company earns royalties on boats shipped with the Company's proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recorded when earned as net sales in the Company's consolidated statement of operations and comprehensive income.
Delivery Costs
Shipping and freight costs are included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for fiscal years ended June 30, 2017, 2016, and 2015.
Derivative Instruments
The Company follows the guidance set forth in ASC Topic 815, Derivatives and Hedging, which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. On July 1, 2015, the Company entered into a 5 year floating to fixed interest rate swap with a bank who is a counterparty to the Company's Previously Existing Credit Agreement. Refer to Note 8 for additional information.
Fair Value of Financial Instruments
Financial instruments for which the Company did not elect the fair value option include accounts receivable, prepaid expenses and other current assets, short-term credit facilities, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate their fair values as a result of their short-term nature or variable interest rates. On June 28, 2017, the Company modified its debt agreement and entered into a variable rate term loan for $55,000 of which $55,000 was outstanding as of June 30, 2017. On April 2, 2015, the Company entered into a variable rate term loan for $80,000, of which $72,000 was outstanding on June 30, 2016. The carrying value of the Company’s debt as of June 30, 2017 approximated its fair value. See Note 8 for more information.
Fair Value Measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities, and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition to the financial assets and liabilities measured on a recurring basis, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. See Note 11 for more information.
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimated the grant date fair value of the share-based awards issued in the form of profit interests granted prior to November 1, 2013 using the Black-Scholes option pricing model and those granted on November 1, 2013 under the Probability-Weighted Expected Return method. Stock options granted to executives on June 29, 2017 were valued using the Black-Scholes option pricing model. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 13 for more information.
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Malibu Boats, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Malibu Boats, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 14 for further discussion.
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. The total amount financed under the floor financing programs with repurchase obligations was $107,923 and $80,429 as of June 30, 2017 and 2016, respectively. Such agreements are customary in the industry and the Company’s exposure to loss under such agreements is limited by contractual caps and the resale value of the inventory which is required to be repurchased. During the fiscal year ended June 30, 2017, the Company did not repurchase any units. During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. There were no units repurchased during the fiscal year ended June 30, 2015. See Note 15 for more information.
Segment Reporting
The Company reports its results of operations under two reportable segments, U.S. and Australia, based on their respective manufacturing footprints. Each segment participates in the manufacturing, distribution, marketing and sale of recreational powerboats. The U.S. operating segment primarily serves markets in North America, South America, Europe, and Asia while the Australia operating segment principally serves the Australian and New Zealand markets.
Foreign Currency Translation
The functional currency for the Company's consolidated foreign subsidiary is the applicable local currency. The assets and liabilities are translated at the foreign exchange rate in effect at the applicable reporting date, and the consolidated statements of operations and comprehensive income and cash flows are translated at the average exchange rate in effect during the applicable period. Exchange rate fluctuations on translating the foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are reflected as a component of "Accumulated other comprehensive loss," in the stockholders' equity section of the accompanying consolidated balance sheets and periodic changes are included in comprehensive income.
Comprehensive Income
Components of comprehensive income include net income and foreign currency translation adjustments. The Company has chosen to disclose comprehensive income in a single continuous statement of operations and comprehensive income.
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition, Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years beginning after December 15, 2017. Entities have the option of using either the retrospective or cumulative effect transition method. The Company has completed a preliminary assessment of the impact of ASU 2014-09 and does not anticipate the impact will be significant to the Company's consolidated financial statements, accounting policies or processes. The Company expects to adopt ASU 2014-09 for the Company's fiscal year beginning July 1, 2018, and expects to adopt the guidance using the modified retrospective approach.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out method. The Company adopted ASU 2015-11 on April 1, 2017. The adoption did not have a material impact.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements and footnote disclosures.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business that provides a two-step analysis in the determination of whether an acquisition or derecognition is a business or an asset. The update removes the evaluation of whether a market participant could replace any missing elements and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted for transactions that meet specified criteria. This guidance is to be applied on a prospective basis for transactions that occur after the effective date.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt for the goodwill impairment tests performed as of June 30, 2017.
2. Non-controlling Interest
The non-controlling interest on the consolidated statement of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of June 30, 2017		As of June 30, 2016
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	1,260,627	6.6%	1,404,923	7.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	17,937,687	93.4%	17,690,874	92.6%
	19,198,314	100.0%	19,095,797	100.0%

Balance of non-controlling interest as of June 30, 2015	$3,898
Allocation of income to non-controlling LLC Unit holders for period	2,253
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,433)
Reallocation of non-controlling interest from selling shareholders acquired in offerings	(39)
Balance of non-controlling interest as of June 30, 2016	4,679
Allocation of income to non-controlling LLC Unit holders for period	2,717
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,535)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(2,789)
Balance of non-controlling interest as of June 30, 2017	$3,072
Issuance of Additional LLC Units
Under the LLC Agreement, the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2017, the LLC issued a total of 252,686 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan and (iv) the issuance of Class A Common Stock to various LLC Unit holders for exchanges of their LLC Units. During fiscal year 2017, 5,873 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 5,873 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of June 30, 2017 and 2016, tax distributions payable to non-controlling LLC Unit holders were $309 and $341, respectively. During the fiscal years ended June 30, 2017, 2016, and 2015, tax distributions paid to the non-controlling LLC Unit holders were $1,226, $1,239, and $3,630, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
3. Acquisition
On October 23, 2014, the Company acquired all of the outstanding shares of Malibu Boats Pty Ltd., the Company's exclusive licensee in Australia since 1995. The Licensee had the exclusive right to manufacture and distribute Malibu and Axis products and spare parts in Australia and New Zealand. The acquisition provides direct control of the Company's brand worldwide and provides it with a strong footprint for future growth internationally in Asia. The aggregate purchase price for the transaction was $16,142, consisting of $13,305 in cash and $2,837 in equity equal to 170,889 shares of the Company's Class A Common Stock based on a closing stock price of $17.11 per share. Under the share sale agreement, the number of shares issued was based on the average closing price of shares of the Class A Common Stock for the 20 days immediately prior to, but not including, the closing date of the acquisition. Of the consideration paid in stock, 71.43% is restricted from sale for a period of 2 years from the acquisition date. The Company funded a portion of the purchase price payable in cash with additional borrowings under its revolving credit facility. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
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
Acquisition-related costs of $824, all of which were incurred by the Company in fiscal year 2015, were expensed in the periods prior to the acquisition of Malibu Boats Pty Ltd., and are included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for the fiscal year ended June 30, 2015.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial consolidated results of operations for the fiscal year ended June 30, 2015 assumes that the acquisition of Licensee occurred as of July 1, 2014. The unaudited pro forma financial information combines historical results of Malibu with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets and eliminations of intercompany sales and cost of sales for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2015 or of the results that may occur in the future:

For the Fiscal Year Ended June 30, 2015
Net sales	$233,688
Net income	24,174
Net income attributable to Malibu Boats, Inc.	15,463
Basic earnings per share	$0.98
Diluted earnings per share	$0.98
4. Inventories
Inventories consisted of the following:

	As of June 30,
	2017	2016
Raw materials	$15,643	$14,858
Work in progress	2,068	1,250
Finished goods	6,124	4,323
Total inventories	$23,835	$20,431
5. Property and Equipment
Property and equipment, net consisted of the following

	As of June 30,
	2017	2016
Land	$367	$254
Leasehold improvements	11,009	7,168
Machinery and equipment	22,844	20,035
Furniture and fixtures	3,536	2,765
Construction in process	3,646	356
	41,402	30,578
Less accumulated depreciation	(17,279)	(12,765)
	$24,123	$17,813
Depreciation expense was $4,550, $3,339 and $2,427 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, substantially all of which was recorded in cost of sales.
Sale-Leaseback Transaction
In March 2008, the Company sold its two primary manufacturing and office facilities for a total of $18,250, which resulted in a gain of $726. Expenses incurred related to the sale were $523. Simultaneous with the sale, the Company entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain on this transaction of $203 has been deferred and is being amortized over the initial lease term. For the fiscal years ended June 30, 2017, 2016 and 2015, the realized gain recognized was $10, $10, and $7, respectively.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year ended June 30, 2017 were as follows:

Goodwill as of June 30, 2015	$12,665
Effect of foreign currency changes on goodwill	(195)
Goodwill as of June 30, 2016	12,470
Effect of foreign currency changes on goodwill	222
Goodwill as of June 30, 2017	$12,692
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2017	2016
Reacquired franchise rights	$1,383	$1,339	5	2.3
Dealer relationships	29,852	29,773	8-15	12.3
Patent	1,386	1,386	12	1.1
Trade name	24,667	24,667	15	4.2
Non-compete agreement	54	52	10	7.3
Backlog	96	93	0.3	0.0
Total	57,438	57,310
Less: Accumulated amortization	(47,841)	(45,607)
Total other intangible assets, net	$9,597	$11,703
Amortization expense recognized on all amortizable intangibles was $2,198, $2,185 and $2,463 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
Estimated future amortization expenses as of June 30, 2017 are as follows:

Fiscal Year	As of June 30, 2017
2018	$2,206
2019	1,909
2020	1,814
2021	1,814
2022	366
Thereafter	1,488
$9,597
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
Changes in the Company’s product warranty liability were as follows:

	As of June 30,
	2017	2016
Beginning balance	$8,083	$6,610
Add: Warranty Expense	6,472	5,237
Less: Warranty claims paid	(4,505)	(3,764)
Ending balance	$10,050	$8,083
8. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2017	2016
Term loan	$55,000	$72,000
Less unamortized debt issuance costs	(1,597)	(914)
Total debt	53,403	71,086
Less current maturities	—	(8,000)
Long term debt less current maturities	$53,403	$63,086
Long-Term Debt
Previously Existing Credit Agreement. On April 2, 2015, Malibu Boats, LLC, as the borrower ("Borrower"), entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Previously Existing Credit Agreement”). The Previously Existing Credit Agreement was refinanced and replaced with the Second Amended and Restated Credit Agreement entered between the LLC, the Borrower, certain subsidiaries of the Borrower, as guarantors, and a syndicate of banks led by SunTrust Bank (the “New Credit Agreement”), which is described further below. The proceeds from the Previously Existing Credit Agreement were used to repurchase the Company's Class A Common Stock and refinance amounts outstanding under the previously existing revolving credit facility with the same bank. The obligations of the Borrower under the Amended and Restated Credit Agreement were guaranteed by its parent, Malibu Boats Holdings, LLC, and its subsidiaries, Malibu Boats Domestic International Sales Corp. and Malibu Australia Acquisition Corp. Malibu Boats, Inc. was not a party to the Prior Credit Agreement. The lending arrangements were required to be guaranteed by the LLC and the present and future domestic subsidiaries of the Borrower and were secured by substantially all of the assets of the LLC, the Borrower, Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The revolving credit facility and term loan was scheduled to mature on April 2, 2020.
The Previously Existing Credit Agreement was comprised of a $25,000 revolving commitment and a $80,000 term loan. Borrowings under the Previously Existing Credit Agreement accrued interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin was based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower was also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranged from 0.25% to 0.40%, per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. At June 30, 2016 and 2015, the interest rate on the term loan was 2.96% and 2.77%, respectively, and the weighted average interest rate on the term loan was 2.83% for fiscal year 2016 and 3.08% for fiscal year 2015.
In connection with the Previously Existing Credit Agreement, the Company capitalized $1,224 in deferred financing costs. The unamortized balance as of June 30, 2017 for these costs was $671.

New Credit Agreement. On June 28, 2017, Malibu Boats, LLC as the borrower, entered into the New Credit Agreement. The New Credit Agreement provides the Borrower a term loan facility in an aggregate principal amount $160,000 ($55,000 of which was drawn on June 28, 2017 to refinance the loans under the New Credit Agreement and $105,000 of which was drawn on July 6, 2017 to fund the payment of the purchase price for the Cobalt Acquisition, as well as to pay certain fees and expenses related to entering into the New Credit Agreement) and a revolving credit facility of up to $35,000. Each of the term loans and the revolving credit facility are scheduled to mature, on July 1, 2022. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50,000, subject to the terms of the New Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.

Borrowings under the New Credit Agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility and on the daily amount of the unused delayed draw term loan during the availability period, which will range from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. As with the Previously Existing Credit Agreement, the Company is not a party to the New Credit Agreement, and the obligations of the Borrower under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to the Second Amended and Restated Security Agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated as of June 28, 2017, and other collateral documents.

The New Credit Agreement permits prepayment of the new term loan facility and delayed draw term loan without any penalties. The $55,000 term loan is subject to quarterly installments of approximately $700 per quarter until March 31, 2019, then approximately $1,000 per quarter until June 30, 2021, and approximately $1,400 per quarter through March 31, 2021. The $105,000 term loan is subject to quarterly installments of approximately $1,300 per quarter until March 31, 2019, then approximately $2,000 per quarter until June 30, 2021, and approximately $2,600 per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The New Credit Agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the New Credit Agreement.

The New Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The New Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The New Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the New Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the New Credit Agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, and (iv) share repurchase payments up to $20,000 in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6,000 in any fiscal year, subject to compliance with other financial covenants.

In connection with the New Credit Agreement, the Company capitalized $926 in deferred financing costs. These costs, in addition to the unamortized balance from Previously Existing Credit Agreement of $671, are being amortized over the term of the New Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of June 30, 2017.
Covenant Compliance
As of June 30, 2017 and 2016, the Company was in compliance with the covenants contained in the New Credit Agreement and Previously Existing Credit Agreement, respectively.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Previously Existing Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 11. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's consolidated statements of operations and comprehensive income. For the fiscal years ended ended June 30, 2017 and 2016, the Company recorded a gain of $912 and a loss of $863, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2017	2016
Beginning balance	$93,750	$96,470
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	960	111
Adjustment for change in estimated tax rate	(8,140)	—
Payment under tax receivable agreement	(4,279)	(2,831)
	82,291	93,750
Less current portion under tax receivable agreement	(4,332)	(4,189)
Ending balance	$77,959	$89,561
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
During the fourth quarter of fiscal year end 2017, the state of Tennessee enacted tax legislation that provided for an alternative single sales apportionment formula for manufacturers, such as the LLC, that are engaged in qualifying activities within the state for the purpose of reducing their estimated future tax obligation in Tennessee. The Company intends to utilize the new apportionment formula, which will lower the estimated tax rate used in computing its future tax obligations and, in turn, reduce the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. When estimating the expected reduction in taxes paid from the increased tax basis, the Company continuously monitors changes in their overall tax posture, including changes in tax legislation. The change in the underlying tax-rate assumptions used to estimate the Tax Receivable Agreement liability, resulted in a decrease in the Tax Receivable Agreement liability of $8,140 during the fourth quarter of fiscal year ended June 30, 2017, and is included in other income, net in the accompanying consolidated statements of operations and comprehensive income.
As of June 30, 2017, the Company recorded deferred tax assets of $109,375 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 10. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2018.
10. Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.

In accordance with ASC Topic 740, Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change. Therefore, tax expense and deferred tax assets and liabilities reflect such status. In November 2015, the FASB issued an update to their accounting guidance on income taxes that eliminated the requirement for companies to present deferred income tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this guidance as of the beginning of the fourth quarter of fiscal year 2016 on a retrospective basis. The application resulted in a reclassification of $629 for the fiscal year ended June 30, 2016 from current deferred tax asset to noncurrent on the consolidated balance sheet.
The components of provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Current tax expense:
Federal	$6,094	$5,372	$205
State	1,134	902	95
Foreign	788	351	430
Total Current	8,016	6,625	730
Deferred tax expense:
Federal	9,132	4,886	8,208
State	615	458	(49)
Foreign	(170)	(168)	(226)
Total Deferred	9,577	5,176	7,933
Income tax expense	$17,593	$11,801	$8,663
The income tax expense differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Federal tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.2	0.1
Permanent differences attributable to partnership investment	0.4	(0.4)	1.6
Section 199 deductions	(1.4)	—	—
Non-controlling interest	(1.9)	(2.5)	(9.8)
Change in valuation allowance	1.1	1.3	—
Other, net	(0.4)	0.2	0.3
Total income tax expense on continuing operations	36.2%	36.8%	27.2%
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

The components of the Company's net deferred income tax assets and liabilities at June 30, 2017 and 2016 are as follows:

	As of June 30,
	2017	2016
Deferred tax assets:
Litigation accrual	$—	$89
Partnership basis differences	115,599	123,738
Fixed assets and intangibles	8	58
Accrued liabilities and reserves	348	546
State tax credits and NOLs	1,712	1,059
Acquisition costs	10	—
Other	51	99
Less valuation allowance	(10,324)	(9,700)
Total deferred tax assets	107,404	115,889
Deferred tax liabilities:
Fixed assets and intangibles	850	941
Other	18	39
Total deferred tax liabilities	868	980
Total net deferred tax assets	$106,536	$114,909
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2017 and 2016, the Company concluded that $10,324 and $9,700, respectively, of valuation allowance against deferred tax assets was necessary. The additional valuation allowance recorded at June 30, 2017 is due to a portion of the outside basis in the LLC not expected to be realized as a result of certain partnership deductions being limited under Internal Revenue Code Section 704. The Company continues to record the valuation allowance on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for years 2014 through 2016, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2013 through 2016. The Company is currently undergoing an IRS examination of its June 30, 2015 return which began in the fourth quarter of fiscal 2017.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2017, 2016 and 2015 is as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Balance as of July 1	$66	$66	$—
Additions based on tax positions taken during the current period	47	—	4
Additions based on tax positions taken during a prior period	—	—	62
Balance as of June 30	$113	$66	$66
In fiscal year 2015, the Company recorded $62 and $4 in connection with uncertain tax positions taken by Malibu Boats Pty Ltd. in prior fiscal years and the fiscal year 2015, respectively, that would be payable by the Company if settled with the relevant tax authority. As of June 30, 2017, it is reasonably possible that none of the total unrecognized tax benefits recorded will reverse within the next 12 months. Of the total unrecognized tax benefits recorded on the balance sheet, $113 would impact the effective tax rate once settled.
The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal year 2017 on approximately $2,641 of undistributed earnings of its non-U.S. subsidiary, as such earnings were intended to be reinvested indefinitely. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
11. Fair Value Measurements
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
Assets and liabilities that had recurring fair value measurements as of June 30, 2017 and 2016 were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017:
Interest rate swap not designated as cash flow hedge	$49	$—	$49	$—
Total assets at fair value	$49	$—	$49	$—

As of June 30, 2016:
Interest rate swap not designated as cash flow hedge	$863	$—	$863	$—
Total liabilities at fair value	$863	$—	$863	$—
Fair value measurement for the Company's interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of June 30, 2017 or 2016, respectively.
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

There were no impairments recorded in connection with tangible and intangible long-lived assets for fiscal years ended June 30, 2017, 2016 or 2015, respectively.
12. Stockholders' Equity
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
During fiscal year 2017, four non-controlling LLC Unit holder exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, one share of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2017, the Company had a total of 19 shares of its Class B Common Stock issued and outstanding.
Stock Repurchase Program

On February 1, 2016, the board of directors of the Company authorized a stock repurchase program to allow for the repurchase of up to $15,000 of the Company’s Class A Common Stock and the LLC's LLC Units for the period from February 8, 2016 to February 8, 2017 (the "Repurchase Program").
Under the Repurchase Program, the Company could repurchase its Class A Common Stock and the LLC's LLC Units at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases could be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company funded repurchases under the Repurchase Program from cash on hand. In accordance with the LLC Agreement, in connection with any repurchases by the Company under the Repurchase Program, the LLC must redeem an equal number of LLC Units held by the Company as shares of Class A Common Stock repurchased by the Company at a redemption price equal to the redemption price paid for the Class A Common Stock repurchased by the Company. The Company had no obligation to repurchase any shares under the Repurchase Program and could suspend or discontinue it at any time.
During fiscal year 2016, the Company purchased 287,346 shares of Class A Common Stock at an average stock price of $13.82 per share for an aggregate purchase price of approximately $3,981 including related fees and expenses. Upon repurchase, these shares were classified as treasury stock and then subsequently retired. In addition, as noted above, 287,346 LLC Units held by the Company were redeemed and canceled by the LLC. During fiscal year 2017, no additional shares were repurchased under the program.
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
Equity Consideration
On October 23, 2014, in connection with the acquisition of the Australian licensee, the Company issued 170,889 shares of Class A Common Stock to the former owner of Malibu Boats Pty. Ltd. as equity consideration. Refer to Note 3 for more information on the acquisition.
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
LLC Units
In connection with the recapitalization we completed in connection with our IPO, the LLC Agreement was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the LLC unit holders to a single new class of units called “LLC Units.” As a result of our IPO and the recapitalization we completed in connection with our IPO, the Company holds LLC Units in the LLC and is the sole managing member of the LLC. Holders of LLC Units do not have voting rights under the LLC Agreement.
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2017, the Company held 17,937,687 LLC Units, representing a 93.4% economic interest in the LLC, while non-controlling LLC Unit holders held 1,260,627 LLC Units, representing a 6.6% interest in the LLC. Refer to Note 2 for additional information on non-controlling interest.
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
13. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2017, there were 1,125,257 shares available for future issuance under Incentive Plan.
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
On June 29, 2017, the Company granted 104,000 options to certain key employees to purchase from the Company shares of Class A Common Stock at a price of $25.85 per share. The term of the options commence on June 29, 2017 and will expire on June 28, 2023, the day before the sixth anniversary of the grant date. Under the terms of the agreements, the awards will vest 25% ratably on each anniversary of their grant date. At June 30, 2017, the fair value of the option awards was $866 and is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 2.1%, expected volatility of 36.1%, expected term of 4.25 years, and no dividends. Stock-based compensation expense attributable to these options is amortized on a straight-line basis over the requisite service period.
Risk-free interest rate. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.
Expected term. The Company used the simplified method to estimate the expected term of stock options. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the share options would expire.
Expected volatility. The Company determined expected volatility based on its historical volatility calculated using daily observations of the closing price of its publicaly traded common stock.
Expected dividend. The Company has not estimated any dividend yield as the Company currently does not pay a dividend and does not anticipate paying a dividend over the expected term.

	Fiscal Year Ended June 30, 2017
	Shares	Price per share	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	—	$—	$—
Options granted	104,000	25.85	25.85
Options exercised	—	—	—
Options canceled	—	—	—
Outstanding options at end of year	104,000	25.85	25.85
Exercisable at end of year	—	—	—
Vested and expected to vest at end of year	104,000	$25.85	$25.85

As of June 30, 2017, the weighted-average years non-vested for service period awards and performance target awards was approximately 2.3 years and 1.0 year, respectively.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. For the fiscal year ended June 30, 2015, the Company issued 3,101 shares of Class A Common Stock and 9,303 restricted stock units with a weighted-average grant date fair value of $18.52 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2016, the Company issued 8,688 shares of Class A Common Stock and 43,508 restricted stock units with a weighted-average grant date fair value of $14.38 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2017, the Company issued 6,857 shares of Class A Common Stock and 37,727 restricted stock units with a weighted-average grant date fair value of $15.42 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2017		2016		2015
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	140,908	$16.17	44,775	$20.20	$46,155	$20.03
Granted	168,227	15.55	174,072	15.05	21,353	20.44
Vested	(81,181)	15.95	(69,751)	15.62	(20,733)	15.83
Forfeited	(2,100)	18.52	(8,188)	20.13	(2,000)	20.03
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	225,854	$15.77	140,908	$16.17	44,775	$20.20
Stock compensation expense attributable to all of the Company's equity awards was $1,396, $1,947 and $1,467 for fiscal years 2017, 2016 and 2015, respectively, including $283, $1,066 and $1,242 of expense related to profit interest awards previously granted prior to the IPO under the former LLC agreement for fiscal years 2017, 2016 and 2015, respectively, and is included in general and administrative expense in the Company's consolidated statement of operations and comprehensive income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal year 2017, the Company withheld approximately 15,581 shares at an aggregate cost of approximately $258, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested. As of June 30, 2017 and 2016, unrecognized compensation cost related to nonvested, share-based compensation was $3,601 and $2,131, respectively, of which $0 and $283 represent the unearned portion attributable to profit interest awards as of June 30, 2017 and 2016, respectively.
14. Net Earnings Per Share
Basic net income per share of Class A Common Stock is computed by dividing net income attributable to the Company's earnings by the weighted average number of shares of Class A Common Stock outstanding during the period. The weighted average number of shares of Class A Common Stock outstanding used in computing basic net income per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common shareholders through receipt of additional units of equivalent value to the dividends paid to Class A Common Stock holders.

Diluted net income per share of Class A Common Stock is computed similarly to basic net income per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s restricted LLC Units and non-qualified stock option are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2017	2016	2015
Basic:
Net income attributable to Malibu Boats, Inc.	$28,358	$18,042	$14,661
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	17,708,924	17,838,625	15,668,072
Weighted-average participating restricted stock units convertible into Class A Common Stock	137,970	95,955	64,459
Basic weighted-average shares outstanding	17,846,894	17,934,580	15,732,531
Basic net income per share	$1.59	$1.01	$0.93

Diluted:
Net income attributable to Malibu Boats, Inc.	$28,358	$18,042	$14,661
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	17,846,894	17,934,580	15,732,531
Restricted stock units granted to employees	104,438	50,847	8,487
Diluted weighted-average shares outstanding [1]	17,951,332	17,985,427	15,741,018
Diluted net income per share	$1.58	$1.00	$0.93
1 The Company excluded 1,397,447, 1,413,024, and 1,419,094 potentially dilutive shares from the calculation of diluted net income per share for the fiscal year ended June 30, 2017, 2016, and 2015, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock has not been presented.
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive income. During fiscal year ended June 30, 2017 no units were repurchased. During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. The total losses on these repurchases were $30. Other than these repurchase commitments, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchases as of June 30, 2017 and 2016, respectively.

Lease Commitments
In connection with a sale-leaseback transaction as of March 2008, the Company now leases its manufacturing and office facilities for $156 per month with periodic inflationary adjustments, plus the payment of property taxes, normal maintenance, and insurance on the property under an agreement which expires March 2028, with three 10-year options to extend, at the Company’s discretion. Refer to Note 5 for more information.
The Company also has various other leases for operating facilities in both the U.S. and Australia and machinery and equipment under operating leases that expire over the next twelve months. The total rental expense for fiscal years ended June 30, 2017, 2016 and 2015 was $2,384, $2,394, and $2,256, respectively.
Future minimum lease payments under noncancelable operating leases as of June 30, 2017, are as follows:

As of June 30, 2017
Fiscal Year
2018	$2,263
2019	2,297
2020	2,302
2021	2,303
2022	2,315
Thereafter	12,577
$24,057
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 7 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of June 30, 2017 that would not be covered by our insurance.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2017 or June 30, 2016 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
On May 2, 2017, the Company and MasterCraft entered into a Settlement Agreement (the “MasterCraft Settlement Agreement”) to settle lawsuits filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by MasterCraft of two of the Company’s utility patents. Under the terms of the MasterCraft Settlement Agreement, MasterCraft made a one-time payment of $2,500 during the fourth quarter of fiscal year end June 30, 2017, and entered into a license agreement for the payment of future royalties for boats sold by MasterCraft using the licensed technology. The parties agreed to dismiss all claims in the patent litigation.
On April 22, 2014, Marine Power Holding, LLC ("Marine Power"), a former supplier of engines to the Company, initiated a lawsuit against the Company in the U.S. District Court for the Eastern District of Tennessee seeking monetary damages. On July 10, 2015, the Company filed an Answer and Counterclaim in the lawsuit filed by Marine Power. The Company denied any liability arising from the causes of action alleged by Marine Power. The lawsuit proceeded to trial on August 8, 2016 and on August 18, 2016, a judgment was rendered by the jury against the Company in the litigation with Marine Power resulting in the Company taking a charge of $3,268 during the fiscal year ended June, 30, 2016. The Company subsequently prevailed on post-judgment motions and, on December 15, 2016, the court amended the judgment in the lawsuit for monetary damages to $1,938. On December 23, 2016, Marine Power filed a notice of appeal contesting the court's decision to reduce the amount of the original judgment. On January 6, 2017, the Company filed a notice of cross appeal, pursuant to which the Company appealed the amended final judgment and other rulings of the court.  On May 27, 2017, the Company and Marine Power entered into a final settlement agreement whereby the Company agreed to pay $2,175 to settle all claims related to the litigation (the "Settlement"). The Settlement was paid in full on May 30, 2017. On June 9, 2017, a joint motion to withdraw appeals was submitted by the parties and their respective appeals were subsequently dismissed.   Accordingly, no further losses were accrued as of June 30, 2017. On July 6, 2017, Marine Power filed an acknowledgment of satisfaction in the trial court, in which it stipulated that the amended final judgment entered on December 15, 2016 had been compromised and satisfied without any admission, agreement or acknowledgment of liability or fault by any party.
On August 26, 2016, Wizard Lake Marine Inc. and Wizard Lake Marine (B.C.) Inc., collectively “Wizard Lake”, a former dealer of the Company’s, initiated a lawsuit against the Company in the Court of Queen’s Bench of Alberta, Canada seeking monetary damages. The suit alleges breach of contract, wrongful termination, misrepresentation, breach of duty of good faith, and intentional interference. Wizard Lake is asking for damages exceeding $5,000. The Company denies any liability arising from the causes of action alleged by Wizard Lake and is vigorously defending the lawsuit, including commencing a counterclaim against Wizard Lake.  The lawsuit is early in the discovery phase.
16. Related Party Transactions
Three non-employee members of the Company's board of directors are also shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2017, 2016 and 2015, $374, $392 and $374, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $63 was a prepayment for services through the 2017 and 2016 annual meetings for each of the years ended June 30, 2017 and 2016, respectively.
17. Segment Reporting

The following table presents financial information for the Company’s reportable segments for fiscal years ended June 30, 2017, 2016, and 2015.

Fiscal Year Ended June 30, 2017
	US	Australia	Eliminations	Total
Net sales	$267,552	$22,995	$(8,610)	$281,937
Affiliate (or intersegment) sales	8,610	—	(8,610)	—
Net sales to external customers	258,942	22,995	—	281,937
Depreciation and amortization	6,115	633	—	6,748
Net income before provision for income taxes	46,927	1,893	(152)	48,668
Capital expenditures	9,183	79	—	9,262
Long-lived assets	36,089	10,323	—	46,412
Total assets	$222,252	$19,099	$(17,688)	$223,663

Fiscal Year Ended June 30, 2016
	US	Australia	Eliminations	Total
Net sales	$239,689	$20,849	$(7,573)	$252,965
Affiliate (or intersegment) sales	7,573	—	(7,573)	—
Net sales to external customers	232,116	20,849	—	252,965
Depreciation and amortization	4,900	624	—	5,524
Net income before provision for income taxes	31,674	453	(31)	32,096
Capital expenditures	6,156	20	—	6,176
Long-lived assets	31,446	10,540	—	41,986
Total assets	$222,613	$17,130	$(17,417)	$222,326

Fiscal Year Ended June 30, 2015
	US	Australia[1]	Eliminations	Total
Net sales	$219,142	$14,919	$(5,440)	$228,621
Affiliate (or intersegment) sales	5,440	—	(5,440)	—
Net sales to external customers	213,702	14,919	—	228,621
Depreciation and amortization	4,318	572	—	4,890
Net income before provision for income taxes	32,142	295	(591)	31,846
Capital expenditures	5,299	67	—	5,366
Long-lived assets	30,125	11,481	—	41,606
Total assets	$200,260	$17,982	$(17,928)	$200,314
1 Represents the results of the Company's Licensee since its acquisition on October 23, 2014.

18. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2017
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2017
Net sales	$75,106	$77,149	$67,661	$62,021	$281,937
Gross profit	20,040	21,362	17,813	15,823	75,038
Operating income	7,965	13,026	11,661	6,786	39,438
Net income	10,266	8,846	7,737	4,226	31,075
Net income attributable to non-controlling interest	602	833	836	446	2,717
Net income attributable to Malibu Boats, Inc.	$9,664	$8,013	$6,901	$3,780	$28,358
Basic net income per share	$0.54	$0.45	$0.39	$0.21	$1.59
Diluted net income per share	$0.53	$0.45	$0.39	$0.21	$1.58

	Quarter Ended				Fiscal Year Ended June 30, 2016
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net sales	$66,680	$68,539	$60,506	$57,240	$252,965
Gross profit	17,825	18,406	15,879	14,710	66,820
Operating income	7,825	11,825	8,979	7,275	35,904
Net income	4,090	6,507	5,718	3,980	20,295
Net income income attributable to non-controlling interest	486	731	614	422	2,253
Net income attributable to Malibu Boats, Inc.	$3,604	$5,776	$5,104	$3,558	$18,042
Basic net income per share	$0.21	$0.32	$0.28	$0.20	$1.01
Diluted net income per share	$0.20	$0.32	$0.28	$0.20	$1.00
19. Subsequent Events
Cobalt Acquisition

On July 6, 2017, the Company completed its acquisition of Cobalt Boats, LLC. The aggregate purchase price for the transaction was $130,000, consisting of $129,000 funded with cash and borrowings under the Company's New Credit Agreement and $1,000 in equity equal to 39,262 shares of the Company's Class A Common Stock based on a closing stock price of $25.47 per share on June 27, 2017. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date and subject to adjustment for any judgment or settlement in connection with a pending litigation matter between Cobalt and Sea Ray Boats, Inc. and Brunswick Corporation. Concurrent with the closing of the Acquisition, William Paxson St. Clair, Jr., a former owner of Cobalt, was appointed as a director to the Company's Board of Directors and as President of Cobalt Boats, LLC.
Delayed Draw Term Loan

On July 6, 2017, the Company borrowed $105,000 under a delayed draw term loan under the New Credit Agreement to fund the payment of the purchase price for the acquisition of Cobalt on the same date. In connection with the delayed draw term loan, the Company incurred and capitalized $1,148 of deferred financing costs.
Offering and Prepayment of Term Loans
On August 14, 2017, the Company completed an offering of 2,300,000 shares of Class A Common Stock that were issued and sold by the Company at a price to the public of $24.05 per share (the "Offering"). This included 300,000 shares issued and sold by the Company pursuant to the option granted to the underwriters, which was exercised concurrently with the closing of the Offering.

The aggregate gross proceeds from the Offering was $58,075. Of these proceeds, the Company received $55,317 after deducting $2,758 in underwriting discounts and commissions. Of the net proceeds received from the Offering, $50,000 was used to repay amounts outstanding on its loans under the New Credit Agreement. The remaining net proceeds were used for general working capital purposes. The Company exercised its option to apply the prepayment to principal installments through December 31, 2021 and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the New Credit Agreement until March 31, 2022, and as such, all borrowings as of June 30, 2017 are reflected as noncurrent.

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV.

Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2017, 2016, and 2015.

•	Consolidated Balance Sheets as of June 30, 2017 and 2016.

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2017, 2016, and 2015.

•	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016, and 2015.

•	Notes to Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firms.
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
10.3
Second Amended and Restated Credit Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender[1]

10.4
Second Amended and Restated Security Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent[1]

10.5	+Engine Supply Agreement dated November 14, 2016 between Malibu Boats, LLC and General Motors LLC9

10.6 *	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.7 *	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.8 *	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.9 *	Employment Agreement, dated June 28, 2017, between William Paxson St. Clair, Jr. and Cobalt Boats, LLC1
10.10 *	Long-Term Incentive Plan [2]
10.11 *	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.12 *	Form of Stock Option Agreement for Long-Term Incentive Plan
10.13 *	Form of Restricted Stock Agreement for Long-Term Incentive Plan
10.14 *	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive)
10.15 *	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive)
10.16 *	Form of Indemnification Agreement [7]
10.17 *	Director Compensation Policy [5]
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
23.2	Consent of RSM US LLP, independent registered public accounting firm for Malibu Boats, Inc.
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

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 29, 2017.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on October 3, 2014.

(7)	Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-192862) filed on December 13, 2013.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 4, 2016.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 1, 2017.

Item 16.     Form 10-K Summary

None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

September 7, 2017	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

September 7, 2017	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer		September 7, 2017
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Wayne R. Wilson		September 7, 2017
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael K. Hooks		September 7, 2017
Michael K. Hooks	Chairman of the Board and Director
/s/ Mark W. Lanigan		September 7, 2017
Mark W. Lanigan	Director
/s/ Phillip S. Estes		September 7, 2017
Phillip S. Estes	Director
/s/ James R. Buch		September 7, 2017
James R. Buch	Director
/s/ Ivar S. Chhina		September 7, 2017
Ivar S. Chhina	Director
/s/ Michael J. Connolly		September 7, 2017
Michael J. Connolly	Director
/s/ Peter E. Murphy		September 7, 2017
Peter E. Murphy	Director
/s/ William Paxson St. Clair, Jr.		September 7, 2017
William Paxson St. Clair, Jr.	Director
/s/ John E. Stokely		September 7, 2017
John E. Stokely	Director