Form 10-Q
period 2017-09-30
Malibu Boats, Inc.
filed 2017-11-08
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of November 6, 2017:	20,374,103	shares
Class B Common Stock, par value $0.01, outstanding as of November 6, 2017:	17	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Net sales	$103,541	$62,021
Cost of sales	80,618	46,198
Gross profit	22,923	15,823
Operating expenses:
Selling and marketing	3,589	2,423
General and administrative	7,074	6,064
Amortization	1,308	550
Operating income	10,952	6,786
Other expense, net:
Other (expense) income	(2,597)	17
Interest expense	(2,199)	(430)
Other expense, net	(4,796)	(413)
Income before (benefit) provision for income taxes	6,156	6,373
(Benefit) provision for income taxes	(258)	2,147
Net income	6,414	4,226
Net income attributable to non-controlling interest	529	446
Net income attributable to Malibu Boats, Inc.	$5,885	$3,780

Comprehensive income:
Net income	$6,414	$4,226
Other comprehensive income, net of tax:
Change in cumulative translation adjustment	300	357
Other comprehensive income, net of tax	300	357
Comprehensive income, net of tax	6,714	4,583
Less: comprehensive income attributable to non-controlling interest, net of tax	554	484
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$6,160	$4,099

Weighted average shares outstanding used in computing net income per share:
Basic	19,178,756	17,734,390
Diluted	19,303,794	17,761,768
Net income available to Class A Common Stock per share:
Basic	$0.31	$0.21
Diluted	$0.31	$0.21

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2017	June 30, 2017

Assets
Current assets
Cash	$18,424	$32,822
Trade receivables, net	17,357	9,846
Inventories, net	42,751	23,835
Prepaid expenses and other current assets	4,937	2,470
Income tax receivable	26	1,111
Total current assets	83,495	70,084
Property, plant and equipment, net	37,608	24,123
Goodwill	32,614	12,692
Other intangible assets, net	98,241	9,597
Deferred tax assets	109,410	107,088
Other assets	113	79
Total assets	$361,481	$223,663
Liabilities
Current liabilities
Accounts payable	$24,314	$12,722
Accrued expenses	27,341	21,616
Income taxes and tax distribution payable	1,152	515
Payable pursuant to tax receivable agreement, current portion	4,332	4,332
Total current liabilities	57,139	39,185
Deferred tax liabilities	541	552
Payable pursuant to tax receivable agreement, less current portion	80,693	77,959
Long-term debt	108,207	53,403
Other long-term liabilities	394	328
Total liabilities	246,974	171,427
Commitments and contingencies (See Note 14)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,285,007 shares issued and outstanding as of September 30, 2017; 17,937,687 issued and outstanding as of June 30, 2017	202	179
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 18 shares issued and outstanding as of September 30, 2017; 19 shares issued and outstanding as of June 30, 2017	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and June 30, 2017	—	—
Additional paid in capital	106,719	50,836
Accumulated other comprehensive loss	(1,702)	(2,002)
Accumulated earnings	6,003	151
Total stockholders' equity attributable to Malibu Boats, Inc.	111,222	49,164
Non-controlling interest	3,285	3,072
Total stockholders’ equity	114,507	52,236
Total liabilities and stockholders' equity	$361,481	$223,663
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	17,938	$179	19	$—	$50,836	$(2,002)	$151	$3,072	$52,236
Net income	—	—	—	—	—	—	5,885	529	6,414
Stock based compensation, net of withholding taxes on vested equity awards	(2)		—	—	131	—	—	—	131
Issuances of equity for services	1	—	—	—	62	—	—	—	62
Issuance of Class A common stock for Acquisition	39	—	—	—	1,000	—	—	—	1,000
Issuance of Class A common stock for offerings, net of underwriting discounts	2,300	23	—	—	55,294	—	—	—	55,317
Capitalized offering costs	—	—	—	—	(650)	—	—	—	(650)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(119)	—	—	—	(119)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	142	—	—	—	142
Exchange of LLC Units for Class A Common Stock	9		—	—	23	—	—	(23)	—
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	(33)	(293)	(326)
Foreign currency translation adjustment	—	—	—	—	—	300	—	—	300
Balance at September 30, 2017	20,285	$202	18	$—	$106,719	$(1,702)	$6,003	$3,285	$114,507

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2017	2016
Operating activities:
Net income	$6,414	$4,226
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	362	465
Non-cash compensation to directors	62	63
Depreciation	1,730	968
Amortization of intangible assets	1,308	550
Gain on sale-leaseback transaction	(3)	(3)
Amortization of deferred financing costs	952	61
Change in fair value of interest rate swap	(31)	(245)
Deferred income taxes	(2,199)	929
Adjustment to tax receivable agreement liability	2,615	—
Gain on sale of equipment	—	(16)
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	(5,168)	(899)
Inventories	(4,514)	(3,834)
Prepaid expenses and other assets	(1,436)	440
Accounts payable	5,223	2,183
Income taxes receivable and payable	1,758	765
Accrued expenses and other liabilities	(2,057)	1,004
Net cash provided by operating activities	5,016	6,657
Investing activities:
Purchases of property, plant and equipment	(1,830)	(860)
Proceeds from sale or disposal of property, plant and equipment	—	16
Payment for acquisition, net of cash acquired	(125,552)	—
Net cash used in investing activities	(127,382)	(844)
Financing activities:
Principal payments on long-term borrowings	(50,000)	(15,000)
Proceeds from long-term borrowings	105,000	—
Payment of deferred financing costs	(1,148)	—
Proceeds from issuance of Class A Common Stock in offering, net of underwriting discounts	55,317	—
Payments of costs directly associated with offering	(650)	—
Cash paid for withholding taxes on vested restricted stock	(231)	(108)
Distributions to LLC Unit holders	(345)	(341)
Net cash provided by (used in) financing activities	107,943	(15,449)
Effect of exchange rate changes on cash	25	8
Changes in cash	(14,398)	(9,628)
Cash—Beginning of period	32,822	25,921
Cash—End of period	$18,424	$16,293

Supplemental cash flow information:
Cash paid for interest	$998	$646
Cash paid for income taxes	52	401
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	142	—
Establishment of amounts payable under tax receivable agreements	119	—
Exchange of LLC Units by LLC Unit holders for Class A common stock	23	—
Tax distributions payable to non-controlling LLC Unit holders	290	242
Capital expenditures in accounts payable	439	47

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or “Malibu”), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the “LLC”). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC (“LLC Units”). Refer to Note 2. Malibu Boats Holdings, LLC was formed in 2006 with the acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC is engaged in the design, engineering, manufacturing, marketing and sale of a diverse range of innovative, high-quality recreational powerboats sold through a world-wide network of independent dealers. On July 6, 2017, the Company acquired all the outstanding units of Cobalt Boats, LLC (“Cobalt”) further expanding the Company's product offering across a broader segment of the recreational boating industry including performance sport boats, sterndrive and outboard boats. As a result of the acquisition, the Company also consolidates the financial results of Cobalt. Refer to Note 3. The Company reports its results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on their boat manufacturing operations.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2017, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at September 30, 2017, and the results of its operations for the three month periods ended September 30, 2017 and September 30, 2016,     and its cash flows for the three month periods ended September 30, 2017 and September 30, 2016. Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2018. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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
The aggregate gross proceeds from the Offering was $58,075. Of these proceeds, the Company received $55,317 after deducting $2,758 in underwriting discounts and commissions. Of the net proceeds received from the Offering, $50,000 was used to repay amounts outstanding on its loans under the Credit Agreement (defined in Note 8). The remaining net proceeds were used for general working capital purposes. The Company exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of September 30, 2017 and June 30, 2017, are reflected as noncurrent.

Capitalized offering costs directly attributable to the Offering of $650 were netted against the proceeds and, as such, were reclassified into additional paid in capital.
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition, Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years beginning after December 15, 2017. Entities have the option of using either the retrospective or cumulative effect transition method. The Company has completed a preliminary assessment of the impact of ASU 2014-09 and does not anticipate the impact will be significant to the Company's consolidated financial statements, accounting policies or processes. The Company is currently assessing the potential impact of this ASU on its footnote disclosures. The Company expects to adopt ASU 2014-09 for the Company's fiscal year beginning July 1, 2018, and expects to adopt the guidance using the modified retrospective approach.
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

	As of September 30, 2017		As of June 30, 2017
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,251,148	5.8%	1,260,627	6.6%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,285,007	94.2%	17,937,687	93.4%
	21,536,155	100.0%	19,198,314	100.0%
The changes in the balance of the Company's non-controlling interest are as follows:

Balance of non-controlling interest as of June 30, 2017	$3,072
Allocation of income to non-controlling LLC Unit holders for period	529
Distributions paid and payable to non-controlling LLC Unit holders for period	(293)
Reallocation of non-controlling ownership interests in exchange for Class A Common Stock	(23)
Balance of non-controlling interest as of September 30, 2017	$3,285
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2017, the Company caused the LLC to issue a total of 2,354,021 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of Class A Common Stock as equity consideration paid in the acquisition of Cobalt, (iv) the issuance of Class A Common Stock to a LLC Unit holder for exchange of his LLC Units, and (v) the issuance of Class A Common Stock for the Offering completed by the Company on August 14, 2017. During the three months ended September 30, 2017, 6,701 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 6,701 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2017 and June 30, 2017, tax distributions payable to non-controlling LLC Unit holders were $290 and $309, respectively. During the three months ended September 30, 2017 and 2016, tax distributions paid to the non-controlling LLC Unit holders were $312 and $341, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

3. Acquisition

On July 6, 2017, the Company completed its acquisition of Cobalt. The aggregate purchase price for the transaction was $130,525, consisting of $129,525 funded with cash and borrowings under the Company's credit agreement and $1,000 in equity equal to 39,262 shares of the Company's Class A Common Stock based on a closing stock price of $25.47 per share on June 27, 2017. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date and subject to adjustment for any judgment or settlement in connection with a pending litigation matter between Cobalt and Sea Ray Boats, Inc. and Brunswick Corporation. Concurrent with the closing of the acquisition, William Paxson St. Clair, Jr., a former owner of Cobalt, was appointed as a director to the Company's Board of Directors and as President of Cobalt. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
The total consideration given to the former members of Cobalt has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of July 6, 2017. The preliminary measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during the second quarter of fiscal 2018.
The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities of Cobalt assumed at the acquisition date:

Consideration:
Cash consideration paid	$129,525
Equity consideration paid	1,000
Fair value of total consideration transferred	$130,525

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$3,973
Accounts receivable	2,329
Inventories	14,343
Other current assets	363
Property, plant and equipment	12,934
Identifiable intangible assets	89,900
Current liabilities	(13,108)
Preliminary estimate of the fair value of assets acquired and liabilities assumed	110,734
Goodwill	19,791
Total purchase price	$130,525
The preliminary fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$56,300	20
Patent	2,600	15
Total definite-lived intangibles	58,900
Indefinite-lived intangible:
Trade name	31,000
Total intangible assets	$89,900

The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The fair value of the identifiable intangible assets were determined based on the following approaches:
Trade Name - The value attributed to Cobalt's trade name was determined using a variation of the income approach called the relief from royalty method, which requires an estimate or forecast of the expected future cash flows. The trade name has an indefinite life.
Dealer Relationships - The value associated with Cobalt's dealer relationships is attributed to its long standing dealer distribution network. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer relationships through the application of the multi-period excess earnings approach. The estimated remaining useful life of dealer relationships is approximately twenty years.
Patent - The value associated with the patented technology was based on financial projections and the patent's estimated remaining legal life of approximately fifteen years using a variation of the income approach called the royalty savings method.
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 19.8 years. Goodwill of $19,791 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.
Acquisition-related costs of $3,308, which were incurred by the Company in fiscal year 2017 and the first quarter of fiscal 2018, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the fiscal year ended June 30, 2017 and the three months ended September 30, 2017.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2017 and 2016, assumes that the acquisition of Cobalt occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended September 30,
	2017	2016
Net sales	$103,541	$95,310
Net income	6,737	4,255
Net income attributable to Malibu Boats, Inc.	6,178	3,849
Basic earnings per share	$0.32	$0.20
Diluted earnings per share	$0.32	$0.20

4. Inventories
Inventories, net consisted of the following:

	As of September 30, 2017	As of June 30, 2017
Raw materials	$26,720	$15,643
Work in progress	6,338	2,068
Finished goods	9,693	6,124
Total inventories	$42,751	$23,835
5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30, 2017	As of June 30, 2017
Land	$634	$367
Building and leasehold improvements	17,798	11,009
Machinery and equipment	27,342	22,844
Furniture and fixtures	4,172	3,536
Construction in process	4,558	3,646
	54,504	41,402
Less: Accumulated depreciation	(16,896)	(17,279)
Property, plant and equipment, net	$37,608	$24,123
During the first quarter of fiscal 2018, the Company disposed of various molds for models not currently in production with historical cost of $2,122 and a zero net book value. Depreciation expense was $1,730 and $968 for the three months ended September 30, 2017 and 2016, substantially all of which was recorded in cost of sales.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2017, were as follows:

Goodwill as of June 30, 2017	$12,692
Addition related to the acquisition of Cobalt	19,791
Effect of foreign currency changes on goodwill	131
Goodwill as of September 30, 2017	$32,614

The components of other intangible assets were as follows:

	As of September 30, 2017	As of June 30, 2017	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,410	$1,383	5	2.1
Dealer relationships	86,197	29,852	8-20	19.5
Patent	3,986	1,386	12-15	14.3
Trade name	24,667	24,667	15	3.9
Non-compete agreement	55	54	10	7.1
Backlog	98	96	0.3	0.0
Total	116,413	57,438
Less: Accumulated amortization	(49,172)	(47,841)
Total definite-lived intangible assets, net	67,241	9,597
Indefinite-lived intangible:
Trade name	31,000	—
Total other intangible assets, net	$98,241	$9,597
Amortization expense recognized on all amortizable intangibles was $1,308 and $550 for the three months ended September 30, 2017 and 2016.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2018	$3,896
2019	5,097
2020	4,893
2021	4,805
2022	3,358
Thereafter	45,192
$67,241
7. Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years and two years for its Malibu and Axis brands, respectively. For Cobalt boats, the Company provides a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, the Company provides a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years. Like our Malibu and Axis brands, some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components.
The Company’s standard warranties require the Company or its dealers to repair or replace defective products during such warranty period at no cost to the consumer. The Company estimates the costs that may be incurred under its limited warranty and records a liability for such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities by brand on a quarterly basis and adjusts the amounts as necessary. The Company utilizes historical claims trends and analytical tools to assist in determining the appropriate warranty liability.

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
Beginning balance	$10,050	$8,083
Add: Warranty expense	3,008	1,869
Additions for Cobalt acquisition	4,404	—
Less: Warranty claims paid	(2,737)	(1,219)
Ending balance	$14,725	$8,733
8. Financing
Outstanding debt consisted of the following:

	As of September 30, 2017	As of June 30, 2017
Term loans	$110,000	$55,000
Less unamortized debt issuance costs	(1,793)	(1,597)
Total debt	108,207	53,403
Less current maturities	—	—
Long-term debt less current maturities	$108,207	$53,403
Long-Term Debt
Credit Agreement. On June 28, 2017, Malibu Boats, LLC as the borrower (the "Borrower"), entered into the Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, to refinance the prior credit facility and to provide funds for the purchase of Cobalt (the "Credit Agreement"). The Credit Agreement provides the Borrower a term loan facility in an aggregate principal amount of $160,000 ($55,000 of which was drawn on June 28, 2017 to refinance our previous credit facility and $105,000 of which was drawn on July 6, 2017 to fund the payment of the purchase price for the Cobalt acquisition, as well as to pay certain fees and expenses related to entering into the Credit Agreement) and a revolving credit facility of up to $35,000. Each of the term loans and the revolving credit facility are scheduled to mature, on July 1, 2022. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility and on the daily amount of the unused delayed draw term loan during the availability period, which will range from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. The Company is not a party to the Credit Agreement, and the obligations of the Borrower under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to the Second Amended and Restated Security Agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated as of June 28, 2017, and other collateral documents. The weighted average interest rate on the term loan was 3.7% for the three months ended September 30, 2017.

The Credit Agreement permits prepayment of the term loan facilities without penalty. The $55,000 term loan is subject to quarterly installments of approximately $700 per quarter until March 31, 2019, then approximately $1,000 per quarter until June 30, 2021, and approximately $1,400 per quarter through March 31, 2021. The $105,000 term loan is subject to quarterly installments of approximately $1,300 per quarter until March 31, 2019, then approximately $2,000 per quarter until June 30, 2021, and approximately $2,600 per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by the

Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the New Credit Agreement. In connection with its Offering on August 14, 2017, the Company used a portion of the proceeds, or $50,000, to make an optional prepayment of amounts outstanding on its term loans under the Credit Agreement. The Company exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of June 30, 2017 and September 30, 2017, are reflected as noncurrent. In conjunction with the prepayment of the term loan, the Company wrote off the proportionate amount of debt issuance costs totaling $815 for the three months ended September 30, 2017, as interest expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income.

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

In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2017 and the first quarter of fiscal 2018. These costs, in addition to the unamortized balance related to costs associated with our previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of September 30, 2017 and June 30, 2017.
Covenant Compliance
As of September 30, 2017 and June 30, 2017, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 10. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended ended September 30, 2017 and 2016, the Company recorded gains of $31 and $245, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.
9. Tax Receivable Agreement Liability
The Company has a tax receivable agreement with the pre-IPO owners of the LLC that provides for payment by the Company to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to the Company entering into the tax receivable agreement, including those attributable to payments under the tax receivable agreement. These contractual payment obligations are obligations of the Company and not of the LLC. The Company's tax receivable agreement liability was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable.

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	September 30, 2017	June 30, 2017
Payable pursuant to tax receivable agreement	$82,291	$93,750
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	119	960
Adjustment for change in estimated tax rate	2,615	(8,140)
Payments under tax receivable agreement	—	(4,279)
	85,025	82,291
Less current portion under tax receivable agreement	(4,332)	(4,332)
Payable pursuant to tax receivable agreement, less current portion	$80,693	$77,959
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
As discussed in Note 3, during the first quarter of fiscal 2018, the Company acquired Cobalt, which expanded the Company's footprint into new state tax jurisdictions. This change in the Company's state tax posture increased the estimated tax rate used in computing its future tax obligations and, in turn, increased the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. When estimating the expected reduction in taxes paid from the increased tax basis, the Company continuously monitors changes in their overall tax posture, including changes in jurisdictions to which the Company is subject to tax. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability, resulted in an increase in the tax receivable agreement liability of $2,615 during the first quarter of the fiscal year ending June 30, 2018, and is included in other expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.
During the fourth quarter of fiscal 2017, the state of Tennessee enacted tax legislation that provided for an alternative single sales apportionment formula for manufacturers, such as the LLC, that are engaged in qualifying activities within the state for the purpose of reducing their estimated future tax obligation in Tennessee. The Company intends to utilize the new apportionment formula, which will lower the estimated tax rate used in computing its future tax obligations and, in turn, reduce the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. When estimating the expected reduction in taxes paid from the increased tax basis, the Company continuously monitors changes in their overall tax posture, including changes in tax legislation. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability, resulted in a decrease in the tax receivable agreement liability of $8,140 during the fourth quarter of fiscal 2017 and was included in other expense, net.
As of September 30, 2017 and June 30, 2017, the Company had recorded deferred tax assets of $110,474 and $109,375, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return which is due on April 15, 2018.

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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Assets
Interest rate swap not designated as cash flow hedge	$80	$—	$80	$—
Total assets at fair value	$80	$—	$80	$—

As of June 30, 2017:
Assets
Interest rate swap not designated as cash flow hedge	$49	$—	$49	$—
Total assets at fair value	$49	$—	$49	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of September 30, 2017 or June 30, 2017.
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
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2017 and June 30, 2017, the Company maintained a valuation allowance of $10,345 and $10,324, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The increase in the valuation allowance is due to the exchanges of LLC Units into Class A common stock by certain LLC Unit holders during the three months ended September 30, 2017.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. For the three months ended September 30, 2017 and 2016, the Company's effective tax rate was (4.2)% and 33.7%, respectively. For the three months ended September 30, 2017, the principal differences in the Company's effective tax rate with comparable historical periods presented and the statutory federal income tax rate of 35% relate to the impact of the Cobalt acquisition on the state tax rate used to measure deferred taxes. Additionally, the Company's effective tax rate for the three months ended September 30, 2017 and 2016, is related to the impact of the non-controlling interests in the LLC, a pass-through entity for U.S. federal tax purposes, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
12. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014 (the "Incentive Plan"), and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2017, 1,131,305 shares remain available for future issuance under the long term incentive plan. Readers should refer to Note 13 to the fiscal 2017 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, for additional information related to the Company's awards and the Incentive Plan.
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2017:

	September 30, 2017
	Shares	Price per share	Weighted Average Exercise Price/Share
Total outstanding options at beginning of year	104,000	$25.85	$25.85
Options granted	—	—	—
Options exercised	—	—	—
Options canceled	—	—	—
Outstanding options at end of period	104,000	25.85	25.85
Exercisable at end of period	—	—	—
Vested and expected to vest at end of year	104,000	$25.85	$25.85

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2017:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2017	225,854	$15.77
Granted	—	—
Vested	(30,926)	(15.41)
Forfeited	—	—
Total Non-vested Restricted Stock Units as of September 30, 2017	194,928	$15.83
Stock compensation expense attributable to the Company's share-based equity awards was $362 and $465 for the three months ended September 30, 2017 and 2016, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income. As of September 30, 2017 and June 30, 2017, unrecognized compensation cost related to nonvested, share-based compensation was $3,239 and $3,601, respectively. As of September 30, 2017, the weighted average years outstanding for unvested awards under the Incentive Plan was 2.2 years. During the three months ended September 30, 2017, the Company withheld approximately 8,456 shares at an aggregate cost of approximately $231, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested and were issued. Awards vesting during the three months ended September 30, 2017, include 2,408 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
13. Net Earnings Per Share
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts)

	Three Months Ended
	September 30, 2017	September 30, 2016
Basic:
Net income attributable to Malibu Boats, Inc.	$5,885	$3,780
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	19,025,837	17,620,852
Weighted-average participating restricted stock units convertible into Class A Common Stock	152,919	113,538
Basic weighted-average shares outstanding	19,178,756	17,734,390
Basic net income per share	$0.31	$0.21

Diluted:
Net income attributable to Malibu Boats, Inc.	$5,885	$3,780
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	19,178,756	17,734,390
Restricted stock units granted to employees	125,038	27,378
Diluted weighted-average shares outstanding [1]	19,303,794	17,761,768
Diluted net income per share	$0.31	$0.21
1 The Company excluded 1,367,211 and 1,462,150 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2017 and 2016, as these shares would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
14. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions for sales generated from Malibu U.S., Cobalt and Malibu Australia operating segments. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve and related statement of operations account accordingly. This potential loss reserve is presented in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. No units were repurchased during the three months ended September 30, 2017 or 2016. Accordingly, the Company did not carry a reserve for repurchases as of September 30, 2017 or June 30, 2017, respectively. The total amount financed under the floor financing programs with repurchase obligations was $147,838 and $107,923 as of September 30, 2017 and June 30, 2017, respectively.
In connection with the Cobalt acquisition, the Company assumed a collateralized receivables financing arrangement with a third-party floor plan financing provider for Cobalt's European dealers. In August 2017, the Company entered into a similar arrangement for its Malibu European dealers. Under terms of both arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of September 30, 2017 and June 30, 2017, the Company had financing receivables of $687 and $0, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at September 30, 2017 (unaudited) or June 30, 2017 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On June 29, 2015, the Company filed suit against MasterCraft Boat Company, LLC, or "MasterCraft," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleged MasterCraft's infringement of a utility patent related to wake surfing technology (U.S. Patent No. 8,578,873). The Court had issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on August 14, 2017. On February 16, 2016, the Company filed a second suit against MasterCraft in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company’s complaint alleges MasterCraft’s infringement of another utility patent related to wake surfing technology (U.S. Patent No. 9,260,161). The Court had issued a scheduling order setting deadlines for discovery and other events in the litigation, leading up to a trial beginning on October 30, 2017. On May 18, 2016, MasterCraft filed two petitions with the U.S. Patent and Trademark Office, or “PTO,” requesting institution of Inter Partes Review, or “IPR,” of the Company’s U.S. Pat. No. 8,578,873, the patent at issue in the first Tennessee lawsuit. On August 23, 2016, the Company filed its preliminary responses to the IPR petitions. On November 16, 2016, the PTO declined to institute IPR in response to either of the two petitions. On September 26, 2016, MasterCraft filed a request with the PTO for Ex Parte Reexamination of the Company’s U.S. Pat. No. 9,260,161, the patent at issue in the second Tennessee lawsuit. On November 18, 2016, the PTO granted that request for ex parte reexamination, and on February 16, 2017, the PTO issued a Non-Final Office Action. On April 17, 2017, the Company filed a Response to the Non-Final Office Action. On May 2, 2017, the Company and MasterCraft entered into a Settlement Agreement (the “MasterCraft Settlement Agreement”) to settle lawsuits filed by the Company in the U.S. District Court for the Eastern District of Tennessee alleging infringement by MasterCraft of two of the Company’s utility patents. Under the terms of the MasterCraft Settlement Agreement, MasterCraft made a one-time payment of $2,500 during the fourth quarter of fiscal year ended June 30, 2017, and entered into a license agreement for the payment of future royalties for boats sold by MasterCraft using the licensed technology. The parties agreed to dismiss all claims in the patent litigation.
On April 22, 2014, Marine Power Holding, LLC ("Marine Power"), a former supplier of engines to the Company, initiated a lawsuit against the Company in the U.S. District Court for the Eastern District of Tennessee seeking monetary damages. On July 10, 2015, the Company filed an Answer and Counterclaim in the lawsuit filed by Marine Power. The Company denied any liability arising from the causes of action alleged by Marine Power. The lawsuit proceeded to trial on August 8, 2016 and on August 18, 2016, a judgment was rendered by the jury against the Company in the litigation with Marine Power resulting in the Company taking a charge of $3,268 during the fiscal year ended June, 30, 2016. The Company subsequently prevailed on post-judgment motions and, on December 15, 2016, the court amended the judgment in the lawsuit for monetary damages to $1,938. On December 23, 2016, Marine Power filed a notice of appeal contesting the court's decision to reduce the amount of the original judgment. On January 6, 2017, the Company filed a notice of cross appeal, pursuant to which the Company appealed the amended final judgment and other rulings of the court.  On May 27, 2017, the Company and Marine Power entered into a final settlement agreement whereby the Company agreed to pay $2,175 to settle all claims related to the litigation (the "Settlement"). The Settlement was paid in full on May 30, 2017. On June 9, 2017, a joint motion to withdraw appeals was submitted by the parties and their respective appeals were subsequently dismissed. On July 6, 2017, Marine Power filed an acknowledgment of satisfaction in the trial court, in which it stipulated that the amended final judgment entered on December

15, 2016, had been compromised and satisfied without any admission, agreement or acknowledgment of liability or fault by any party.
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
15. Segment Information
The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2017 and 2016, respectively, and the Company’s financial position at September 30, 2017 and June 30, 2017, respectively:

	Three Months Ended September 30, 2017
	Malibu U.S.	Cobalt	Malibu Australia	Eliminations	Total
Net sales	$63,032	$36,918	$5,763	$(2,172)	$103,541
Affiliate (or intersegment) sales	2,172	—	—	(2,172)	—
Net sales to external customers	60,860	36,918	5,763	—	103,541
Income before benefit for income taxes	3,870	1,827	469	(10)	6,156

	Three Months Ended September 30, 2016
	Malibu U.S.	Cobalt	Malibu Australia	Eliminations	Total
Net sales	$58,768	$—	$5,495	$(2,242)	$62,021
Affiliate (or intersegment) sales	2,242	—	—	(2,242)	—
Net sales to external customers	56,526	—	5,495	—	62,021
Income before provision for income taxes	6,059	—	386	(72)	6,373

	As of September 30, 2017	As of June 30, 2017
Assets
Malibu U.S.	$343,315	$222,252
Cobalt	146,669	—
Malibu Australia	19,926	19,099
Eliminations	(148,429)	(17,688)
Total assets	$361,481	$223,663

16. Subsequent Event
On November 6, 2017, the Company's Compensation Committee granted 34,900 restricted stock units, 44,000 restricted stock awards, and 40,000 non-qualified stock options to certain key employees. The closing price of our Class A Common Stock on the date of the grant was $30.87 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others: the successful integration of Cobalt Boats, LLC into our business; general industry, economic and business conditions; demand for our products; changes in consumer preferences; competition within our industry; our reliance on our network of independent dealers; our ability to manage our manufacturing levels and our large fixed cost base; the successful introduction of our new products; and the success of our engines integration strategy as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on September 8, 2017 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to Malibu Boats Holdings, LLC, or the LLC, and its subsidiary Malibu Boats LLC and its consolidated subsidiaries, including Cobalt Boats, LLC.
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
On a consolidated basis, we achieved first quarter fiscal 2018 net sales, gross profit, net income and adjusted EBITDA of $103.5 million, $22.9 million, $6.4 million and $17.7 million, respectively, compared to $62.0 million, $15.8 million, $4.2 million and $9.9 million, respectively, for the first quarter of fiscal 2017. For the first quarter of fiscal 2018, net sales increased 66.9%, gross profit increased 44.9%, net income increased 51.8% and adjusted EBITDA increased 79.2% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Our results for the three months ended September 30, 2017 include Cobalt since our acquisition of Cobalt on July 6, 2017. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Beginning in fiscal year 2018, we report our results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segment participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Malibu U.S. is our largest segment and represented 58.8% and 91.1% of our net sales for the three months ended September 30, 2017 and September 30, 2016, respectively. We acquired Cobalt in July 2017 and it represented 35.7% of our net sales for the three months ended September 30, 2017. Malibu Australia represented 5.6% and 8.9% of our net sales for the three months ended September 30, 2017 and September 30, 2016, respectively. See Note 15 to our unaudited condensed consolidated financial statements for more information about our reporting segments.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6% between 2011 and 2016, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2017, however, the pace is not as strong as that of calendar years 2012 through 2016. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt branded product, have seen combined market grow at a 5% compound annual growth rate between 2011 and 2016. Cobalt’s primary market for sterndrive propulsion has been challenged, but that challenge has been primarily in shorter foot lengths, where Cobalt has limited presence. Cobalt performance has been helped by share gains in the larger sterndive foot lengths where we primarily compete and the overall market growth has been driven by outboard propulsion, where we are a new entrant. We expect the growing demand for our products to continue, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil and the broad strength of U.S. dollar has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
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
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, including through our vertical integration efforts, sales cycles and inventory levels, the strength of our dealer network and our ability to offer dealer financing and incentives.While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

Components of Results of Operations
Net Sales
We generate revenue from the sale of boats to our dealers. The substantial majority of our net sales are derived from the sale of boats, including optional features included at the time of the initial wholesale purchase of the boat. Net sales consists of the following:

•	Gross sales from:

•
Boat sales—consists of sales of boats to our dealer network. In addition, nearly all of our boat sales of Malibu and Axis models include optional feature upgrades purchased by the consumer, such as our Integrated Surf Platform which includes Surf Gate and Power Wedge II, which increase the average selling price of our boats;

•
Trailers, parts and accessories sales—consists of sales of boat trailers we manufacture for our Malibu and Axis boats and replacement and aftermarket boat parts and accessories to our dealer networks; and

•
Royalty income—consists of royalties attributable to license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of our intellectual property.

•	Net sales are net of:

•	Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and

•
Rebates, free flooring and discounts—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Axis models, if a dealer meets its monthly or quarterly commitment volume based on tier, as well as other terms of the rebate program, the dealer is entitled to a specified rebate tied to each tier. Cobalt dealers are entitled to volume-based discounts taken at the time of invoice. Our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period.

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
Other Expense, Net
Other expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged on our term loan, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, amortization of deferred financing costs on our amended and restated credit agreement and a first quarter 2018 adjustment to our tax receivable agreement liability.

Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the three months ended September 30, 2017 reflects a reported effective tax rate of (4.2)%, which differs from the statutory federal income tax rate of 35% primarily due to the impact of the Cobalt acquisition on the state tax rate used to measure deferred taxes, as well as non-controlling interest, state income taxes attributable to the LLC and the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of September 30, 2017, we had a 94.2% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2017		2016
	$	% Revenue	$	% Revenue
Net sales	103,541	100.0%	62,021	100.0%
Cost of sales	80,618	77.9%	46,198	74.5%
Gross profit	22,923	22.1%	15,823	25.5%
Operating expenses:
Selling and marketing	3,589	3.5%	2,423	3.9%
General and administrative	7,074	6.8%	6,064	9.8%
Amortization	1,308	1.3%	550	0.9%
Operating income	10,952	10.6%	6,786	10.9%
Other expense, net:
Other (expense) income	(2,597)	(2.5)%	17	—%
Interest expense, net	(2,199)	(2.1)%	(430)	(0.7)%
Other expense	(4,796)	(4.6)%	(413)	(0.7)%
Income before (benefit) provision for income taxes	6,156	5.9%	6,373	10.3%
(Benefit) provision for income taxes	(258)	(0.2)%	2,147	3.5%
Net income	6,414	6.2%	4,226	6.8%
Net income attributable to non-controlling interest	529	0.5%	446	0.7%
Net income attributable to Malibu Boats, Inc.	5,885	5.7%	3,780	6.1%

	Three Months Ended September 30,
	2017		2016
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu U.S.	767	58.6%	756	90.8%
Cobalt	469	35.8%	—	—%
Australia	73	5.6%	77	9.2%
Total units	1,309		833

Volume by Brand
Malibu	601	45.9%	577	69.3%
Axis	239	18.3%	256	30.7%
Cobalt	469	35.8%	—	—%
Total units	1,309		833

Net sales per unit	$79,099		$74,455

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Net Sales
Net sales for the three months ended September 30, 2017, increased $41.5 million, or 66.9%, to $103.5 million as compared to the three months ended September 30, 2016. Unit volume for the three months ended September 30, 2017, increased 476 units, or 57.1%, to 1,309 units as compared to the three months ended September 30, 2016. The increase in net sales and unit volumes was driven primarily by our acquisition of Cobalt in July 2017. Net sales and unit volumes attributable to Cobalt were $36.9 million and 469 units, respectively, for the three months ended September 30, 2017. Net sales attributable to our Malibu U.S. segment increased $4.3 million, or 7.7%, to $60.9 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Unit volumes attributable to our Malibu U.S. segment increased 11 units for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in net sales and unit volume was driven primarily by strong demand for our new models such as the Malibu Wakesetter 23 LSV and Axis A24, as well as Wakesetter 22 and 24 MXZ, which were introduced for model year 2017. Net sales from our Malibu Australia segment increased $0.3 million, or 4.9%, to $5.8 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our overall net sales per unit increased 6.2% to $79,099 per unit for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Net sales per unit for our Malibu U.S. segment increased 6.1% to $79,348 per unit for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, driven by year over year mix of Malibu's, strong demand for optional features, and year over year price increases.
Cost of Sales
Cost of sales for the three months ended September 30, 2017, increased $34.4 million, or 74.5%, to $80.6 million as compared to the three months ended September 30, 2016. The increase in cost of sales was driven primarily by our acquisition of Cobalt in July 2017.
Gross Profit
Gross profit for the three months ended September 30, 2017, increased $7.1 million, or 44.9%, to $22.9 million compared to the three months ended September 30, 2016. The increase in gross profit was due mainly to higher unit volumes attributable to our acquisition of Cobalt mentioned above. Gross margin for the three months ended September 30, 2017 decreased 340 basis points from 25.5% to 22.1% over the same period in the prior fiscal year related due, in part, to a $1.5 million adjustment related to the fair value step up of inventory acquired and sold during the period at Cobalt.
Operating Expenses
Selling and marketing expenses for the three month period ended September 30, 2017, increased $1.2 million or 48.1%, compared to the three months ended September 30, 2016. As a percentage of sales, selling and marketing expenses decreased 44 basis points over the same period in the prior fiscal year. General and administrative expenses for the three months ended September 30, 2017, increased $1.0 million, or 16.7%, to $7.1 million as compared to the three months ended September 30, 2016, largely due to higher general and administrative expenses attributable to Cobalt, which we acquired in July 2017, and higher development costs associated with our engines vertical integration initiative, partially offset by a decrease in legal expenses incurred in connection with previously ongoing litigation matters that were settled in the fourth quarter of fiscal 2017. Amortization expense for the three month period ended September 30, 2017, increased $0.8 million or 138.0% when compared to the three months ended September 30, 2016, due to additional amortization from intangible assets acquired as a result of the Cobalt acquisition.
Other Expense, Net
Other expense, net for the three month period ended September 30, 2017, increased $4.4 million as compared to the three months ended September 30, 2016. The increase in other expense, net was primarily due to a $2.6 million adjustment in our tax receivable agreement liability related to an increase in the estimated tax rate used in computing our future tax obligations and, in turn, an increase in the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. The increase in the estimated tax rate stems from higher estimated state tax rates as a result of the acquisition of Cobalt in July 2017. Other expense, net also increased as a result of higher interest expense related to $0.8 million in deferred financing costs written off in connection with our optional prepayment of $50.0 million on our term loans with proceeds from our equity offering in April 2017, as well as higher interest expense on our term loan which had a overall higher average principal balance for the three month period ended September 30, 2017, as compared to the three months ended September 30, 2016. We borrowed an additional $105.0 million under our term loan in July 2017, for the purchase of Cobalt and, as previously mentioned, repaid $50.0 million of the term loan with proceeds from our equity offering in August 2017.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2017, decreased $2.4 million, to $(0.3) million compared to the three months ended September 30, 2016. The decrease in our provision for income taxes is a result of a decrease in our reported effective tax rate, which for the three months ended September 30, 2017 and 2016, was (4.2)% and 33.7%, respectively. For the three months ended September 30, 2017, the reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the Cobalt acquisition on the state tax rate used to measure deferred taxes, as well as non-controlling interest, state income taxes attributable to the LLC and the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the three month period ended September 30, 2017, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2017 and 2016, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 6.1% and 7.4%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses, non-cash compensation expense, expenses related to our engine development initiative, and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Net income	$6,414	$4,226
(Benefit) provision for income taxes	(258)	2,147
Interest expense	2,199	430
Depreciation	1,730	968
Amortization	1,308	550
Professional fees [1]	26	1,069
Acquisition and integration related expenses [2]	1,815	—
Stock-based compensation expense [3]	362	465
Engine development [4]	1,447	—
Adjustments to tax receivable agreement liability [5]	2,615	—
Adjusted EBITDA	$17,658	$9,855
Adjusted EBITDA Margin	17.1%	15.9%

(1)
For the three months ended September 30, 2017 and 2016, represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC ("MasterCraft"). For more information about the legal proceedings, refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents legal and advisory fees as well as integration related costs incurred in connection with our acquisition of Cobalt. Integration related expenses include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018.

(3)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 12 to our unaudited condensed consolidated financial statements.

(4)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(5)
Represents an increase in the estimated tax receivable agreement liability attributable to an expansion of state jurisdictions related to our acquisition of Cobalt in July 2017. This expansion resulted in an increase in the estimated tax rate used in computing our future tax obligations and, in turn, increased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

	Three Months Ended September 30,
	2017	2016
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$5,885	$3,780
(Benefit) provision for income taxes	(258)	2,147
Professional fees [1]	26	1,069
Acquisition and integration related expenses [2]	2,506	—
Fair market value adjustment for interest rate swap [3]	(31)	(245)
Stock-based compensation expense [4]	362	465
Engine development [5]	1,447	—
Adjustments to tax receivable agreement liability [6]	2,615	—
Net income attributable to non-controlling interest [7]	529	446
Fully distributed net income before income taxes	13,081	7,662
Income tax expense on fully distributed income before income taxes [8]	4,356	2,720
Adjusted fully distributed net income	$8,725	$4,942

	Three Months Ended September 30,
	2017	2016
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	19,202,764	17,734,390
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [9]	1,253,106	1,413,696
Weighted-average unvested restricted stock awards issued to management [10]	129,952	73,417
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	20,585,822	19,221,503
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2017	2016
Net income available to Class A Common Stock per share	$0.31	$0.21
Impact of adjustments:
(Benefit) provision for income taxes	(0.01)	0.12
Professional fees [1]	—	0.06
Acquisition and integration related expenses [2]	0.13	—
Fair market value adjustment for interest rate swap [3]	—	(0.01)
Stock-based compensation expense [4]	0.02	0.03
Engine development [5]	0.08	—
Adjustment to tax receivable agreement liability [6]	0.14	—
Net income attributable to non-controlling interest [7]	0.03	0.03
Fully distributed net income per share before income taxes	0.70	0.44
Impact of income tax expense on fully distributed income before income taxes [8]	(0.23)	(0.15)
Impact of increased share count [11]	(0.05)	(0.03)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.42	$0.26

(1)
For the three months ended September 30, 2017 and 2016, represents legal and advisory fees related to our litigation with MasterCraft. For more information about the legal proceedings, refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents legal and advisory fees as well as integration related costs incurred in connection with our acquisition of Cobalt. Integration related expenses include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018. In addition, integration related expenses includes $0.7 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Cobalt.

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
(6)
Represents an increase in the estimated tax receivable agreement liability attributable to an expansion of state jurisdictions related to our acquisition of Cobalt in July 2017. This expansion resulted in an increase in the estimated tax rate used in computing our future tax obligations and, in turn, increased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(7)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(8)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 33.3% and 35.5% of income before income taxes for the three months ended September 30, 2017 and 2016, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary. The decrease in the normalized annual effective income tax rate to 33.3% for the three months ended September 30, 2017, is primarily the result of an updated blended state rate, which considers the impacts of the Cobalt acquisition as well as a recent law change in Tennessee.

(9)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(10)
Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.

(11)
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

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for repayments under our debt arrangements, capital investments and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Total cash provided by (used in):
Operating activities	$5,016	$6,657
Investing activities	(127,382)	(844)
Financing activities	107,943	(15,449)
Impact of currency exchange rates on cash balances	25	8
Decrease in cash	$(14,398)	$(9,628)
Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Operating Activities
Net cash provided by operating activities was $5.0 million for the three months ended September 30, 2017, compared to net cash provided by operating activities of $6.7 million for the three months ended September 30, 2016, a decrease of $1.6 million. The decrease in cash provided by operating activities primarily resulted from changes in operating assets and liabilities of $5.9 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory, partially offset by an increase in cash provided by operating activities of $4.2 million due to increases in net income (after consideration of non-cash items included in net income, including an adjustment to our tax receivable agreement liability).
Investing Activities
Net cash used for investing activities was $127.4 million for the three months ended September 30, 2017, compared to $0.8 million for the three months ended September 30, 2016, an increase of $126.5 million. Cash used for investing activities for the three months ended September 30, 2017 was primarily related to our acquisition of Cobalt in July 2017, for cash consideration of $125.6 million, net of cash on hand. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.
Financing Activities
Net cash provided by (used in) financing activities increased $123.4 million to $107.9 million for the three months ended September 30, 2017, compared to cash used of $15.4 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. In addition, during the three months ended September 30, 2017, we paid $0.3 million in distributions to LLC unit holders. For the three months ended September 30, 2016, we made principal payments of $15.0 million on the term loan and paid $0.3 million in distributions to LLC unit holders.
Loans and Commitments
On June 28, 2017, Malibu Boats, LLC as the borrower (the “Borrower”), entered into a Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, to refinance our prior credit facility and to provide funds for our purchase of Cobalt. The credit agreement provides the Borrower a term loan facility in an aggregate principal amount of $160.0 million, $55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for our acquisition of Cobalt, as well as to pay certain fees and expenses related to entering into the credit agreement and a revolving credit facility of up to $35.0 million. Each of the term loans and the revolving credit facility have a maturity date of July 1, 2022. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50.0 million, subject to the terms of the credit agreement and only if existing or new lenders choose to provide additional term or revolving commitments.

Borrowings under our credit agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2017, the interest rate on our term loans was 3.73%. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility and on the daily amount of the unused delayed draw term loan during the availability period, which will range from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. As with our prior credit facility, Malibu Boats, Inc. is not a party to the credit agreement, and the obligations of the Borrower under the credit agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors.
The credit agreement permits prepayment of the term loans without any penalties. The $55.0 million term loan is subject to quarterly installments of approximately $0.7 million per quarter until March 31, 2019, then approximately $1.0 million per quarter until June 30, 2021, and approximately $1.4 million per quarter through March 31, 2021. The $105.0 million term loan is subject to quarterly installments of approximately $1.3 million per quarter until March 31, 2019, then approximately $2.0 million per quarter until June 30, 2021, and approximately $2.6 million per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. On August 17, 2017 the Borrower made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As of September 30, 2017, the outstanding principal amount of our term loans was $110.0 million.
The credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The credit agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the credit agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits the LLC, the Borrower and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $20.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants.
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
We estimate that approximately $4.3 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2018. Management expects minimal effect on our future liquidity and capital resources.
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

Contractual Obligations and Commitments
Since June 30, 2017, we received proceeds from our term loan of $105.0 million which was used to fund the acquisition of Cobalt and we repaid $50.0 million on our outstanding term debt in August 2017, resulting in $110.0 million outstanding under term loans as of September 30, 2017. As a result of the acquisition, we recognized an increase in our tax receivable agreement liability related to an increase in the estimated tax rate used in computing our future tax obligations and, in turn, an increase in the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. Also, as a result of our Cobalt acquisition, purchase obligations incurred in the normal course of business have increased. As of September 30, 2017, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Term debt [1]	$110,000	$—	$—	$110,000	$—
Interest expense [2]	19,233	4,100	8,133	7,000	—
Operating leases [3]	25,334	1,733	4,643	4,606	14,352
Purchase obligations [4]	33,798	33,798	—	—	—
Payments pursuant to tax receivable agreement [5]	85,025	4,332	9,339	9,960	61,394
Total	$273,390	$43,963	$22,115	$131,566	$75,746

(1)
Principal payments on our outstanding term loans under our Credit Agreement entered into in June 2017, after giving effect to the $105.0 million additional borrowings under the term loan in July 2017, and the $50.0 million voluntary principal prepayment on the term loans in August 2017. We had no amounts outstanding under our revolving credit facility as of September 30, 2017. We may borrow up to $35.0 million under our revolving credit facility which matures on July 1, 2022.

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

Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase arrangements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such arrangements are customary in the industry and our exposure to loss under such arrangements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 14 of our unaudited condensed consolidated financial statements for further information on repurchase commitments.
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
Critical Accounting Policies
On July 6, 2017, we acquired all the outstanding units in Cobalt Boats, LLC and allocated the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our valuation procedures include consultation with an independent adviser. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to projected future cash flows, dealer attrition and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates and changes could be significant. We will finalize these amounts no later than one year from the acquisition date.
Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
As of September 30, 2017, there were no other significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2017, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2017.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
During the first quarter ended September 30, 2017, we completed the acquisition of Cobalt.  Prior to the acquisition, Cobalt was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies.  As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Cobalt and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.
Other than our integration of Cobalt, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2017, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On July 6, 2017, in connection with the completion of the acquisition of Cobalt, the Company issued 39,262 shares of Class A common stock to William Paxson St. Clair, Jr., in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.
On August 20, 2017, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 9,479 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act. At the same time, one share of Class B Common Stock held by such member was canceled in connection with the exchange.
On October 11, 2017, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 23,490 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act. At the same time, one share of Class B Common Stock held by such member was canceled in connection with the exchange.
On October 23, 2017, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 8,494 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Stock Repurchases
In September 2017, the Company repurchased 6,701 shares of Class A Common Stock at $27.29 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.
In November 2017, the Company repurchased 4,680 shares of Class A Common Stock at $31.60 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.
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

November 7, 2017	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)