Form 10-Q
period 2018-03-31
Malibu Boats, Inc.
filed 2018-05-02
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of May 1, 2018:	20,525,136	shares
Class B Common Stock, par value $0.01, outstanding as of May 1, 2018:	17	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	$140,429	$77,149	$358,343	$206,831
Cost of sales	104,066	55,787	271,541	151,833
Gross profit	36,363	21,362	86,802	54,998
Operating expenses:
Selling and marketing	3,263	1,789	9,974	6,362
General and administrative	7,862	5,997	22,371	15,514
Amortization	1,291	550	3,903	1,649
Operating income	23,947	13,026	50,554	31,473
Other (expense) income, net:
Other income	17	41	27,753	116
Interest expense	(923)	(416)	(4,136)	(883)
Other (expense) income, net	(906)	(375)	23,617	(767)
Income before provision for income taxes	23,041	12,651	74,171	30,706
Provision for income taxes	6,245	3,805	56,545	9,897
Net income	16,796	8,846	17,626	20,809
Net income attributable to non-controlling interest	1,124	833	2,452	2,115
Net income attributable to Malibu Boats, Inc.	$15,672	$8,013	$15,174	$18,694

Comprehensive income:
Net income	$16,796	$8,846	$17,626	$20,809
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	(268)	867	(34)	378
Other comprehensive (loss) income, net of tax	(268)	867	(34)	378
Comprehensive income, net of tax	16,528	9,713	17,592	21,187
Less: comprehensive income attributable to non-controlling interest, net of tax	1,104	923	2,464	2,153
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$15,424	$8,790	$15,128	$19,034

Weighted average shares outstanding used in computing net income per share:
Basic	20,544,488	17,877,152	20,050,958	17,799,221
Diluted	20,657,010	17,962,286	20,135,064	17,887,266
Net income available to Class A Common Stock per share:
Basic	$0.76	$0.45	$0.76	$1.05
Diluted	$0.76	$0.45	$0.76	$1.05

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2018	June 30, 2017
Assets
Current assets
Cash	$53,156	$32,822
Trade receivables, net	22,553	9,846
Inventories, net	43,761	23,835
Prepaid expenses and other current assets	4,448	2,470
Income tax receivable	136	1,111
Total current assets	124,054	70,084
Property, plant and equipment, net	40,741	24,123
Goodwill	32,478	12,692
Other intangible assets, net	95,598	9,597
Deferred tax assets	61,275	107,088
Other assets	420	79
Total assets	$354,566	$223,663
Liabilities
Current liabilities
Accounts payable	$26,142	$12,722
Accrued expenses	33,001	21,616
Income taxes and tax distribution payable	2,748	515
Payable pursuant to tax receivable agreement, current portion	4,323	4,332
Total current liabilities	66,214	39,185
Deferred tax liabilities	442	552
Payable pursuant to tax receivable agreement, less current portion	51,750	77,959
Long-term debt	108,393	53,403
Other long-term liabilities	668	328
Total liabilities	227,467	171,427
Commitments and contingencies (See Note 14)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,524,654 shares issued and outstanding as of March 31, 2018; 17,937,687 issued and outstanding as of June 30, 2017	204	179
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 17 shares issued and outstanding as of March 31, 2018; 19 shares issued and outstanding as of June 30, 2017	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and June 30, 2017	—	—
Additional paid in capital	107,692	48,328
Accumulated other comprehensive loss	(1,397)	(1,363)
Accumulated earnings	15,350	151
Total stockholders' equity attributable to Malibu Boats, Inc.	121,849	47,295
Non-controlling interest	5,250	4,941
Total stockholders’ equity	127,099	52,236
Total liabilities and stockholders' equity	$354,566	$223,663
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	17,938	$179	19	$—	$48,328	$(1,363)	$151	$4,941	$52,236
Net income	—	—	—	—	—	—	15,174	2,452	17,626
Stock based compensation, net of withholding taxes on vested equity awards	49	1	—	—	867	—	—	—	868
Issuances of equity for services	5	—	—	—	797	—	—	—	797
Issuance of Class A common stock for Acquisition	39	—	—	—	1,000	—	—	—	1,000
Issuance of Class A common stock for offerings, net of underwriting discounts	2,300	23	—	—	55,294	—	—	—	55,317
Capitalized offering costs	—	—	—	—	(650)	—	—	—	(650)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,484)	—	—	—	(1,484)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	2,734	—	—	—	2,734
Exchange of LLC Units for Class A Common Stock	194	1	—	—	806	—	—	(806)	1
Cancellation of Class B Common Stock	—	—	(2)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	25	(1,341)	(1,316)
Foreign currency translation adjustment	—	—	—	—	—	(34)	—	4	(30)
Balance at March 31, 2018	20,525	$204	17	$—	$107,692	$(1,397)	$15,350	$5,250	$127,099

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2018	2017
Operating activities:
Net income	$17,626	$20,809
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,410	1,070
Non-cash compensation to directors	622	562
Depreciation	5,102	3,044
Amortization of intangible assets	3,903	1,649
Gain on sale-leaseback transaction	(8)	(8)
Amortization of deferred financing costs	1,138	183
Change in fair value of interest rate swap	(341)	(941)
Deferred income taxes	48,436	3,495
Non-cash litigation payable	—	(1,330)
Adjustment to tax receivable agreement liability	(27,702)	—
Gain on sale of equipment	—	4
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	(9,485)	(28)
Inventories	(5,625)	(6,879)
Prepaid expenses and other assets	(1,455)	510
Accounts payable	6,839	2,625
Income taxes receivable and payable	2,846	2,129
Accrued expenses and other liabilities	3,664	3,754
Net cash provided by operating activities	46,970	30,648
Investing activities:
Purchases of property, plant and equipment	(8,146)	(6,983)
Proceeds from sale or disposal of property, plant and equipment	—	16
Payment for acquisition, net of cash acquired	(125,552)	—
Net cash used in investing activities	(133,698)	(6,967)
Financing activities:
Principal payments on long-term borrowings	(50,000)	(16,117)
Proceeds from long-term borrowings	105,000	—
Payment of deferred financing costs	(1,148)	—
Proceeds from issuance of Class A Common Stock in offering, net of underwriting discounts	55,317	—
Payments of costs directly associated with offering	(650)	—
Cash paid for withholding taxes on vested restricted stock	(543)	(167)
Distributions to LLC Unit holders	(940)	(1,029)
Net cash provided by (used in) financing activities	107,036	(17,313)
Effect of exchange rate changes on cash	26	6
Changes in cash	20,334	6,374
Cash—Beginning of period	32,822	25,921
Cash—End of period	$53,156	$32,295

Supplemental cash flow information:
Cash paid for interest	$3,130	$1,704
Cash paid for income taxes	4,185	3,666
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	2,734	1,440
Establishment of amounts payable under tax receivable agreements	1,484	1,222
Exchange of LLC Units by LLC Unit holders for Class A common stock	806	478
Tax distributions payable to non-controlling LLC Unit holders	686	520
Capital expenditures in accounts payable	640	202

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2017, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at March 31, 2018, and the results of its operations for the nine month periods ended March 31, 2018 and March 31, 2017, and its cash flows for the nine month periods ended March 31, 2018 and March 31, 2017. Operating results for the nine months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2018. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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
The aggregate gross proceeds from the Offering was $58,075. Of these proceeds, the Company received $55,317 after deducting $2,758 in underwriting discounts and commissions. Of the net proceeds received from the Offering, $50,000 was used to repay amounts outstanding on its loans under the Credit Agreement (defined in Note 8). The remaining net proceeds were used for general working capital purposes. The Company exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of March 31, 2018 and June 30, 2017, are reflected as noncurrent.
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
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition, Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years beginning after December 15, 2017. Entities have the option of using either the retrospective or cumulative effect transition method. The Company expects to adopt ASU 2014-09 for the Company's fiscal year beginning July 1, 2018 and expects to adopt the guidance using the modified retrospective approach. The Company has completed a preliminary assessment of the impact of ASU 2014-09 and other related ASU's, and does not anticipate that the impact of adoption will have a material impact to the Company's financial statements, accounting policies or processes. The Company anticipates that it will have to expand its revenue related disclosures as a result of adopting this ASU.
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
2. Non-controlling Interest
The non-controlling interest on the unaudited condensed consolidated statement of operations and comprehensive income represents the portion of earnings attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of March 31, 2018		As of June 30, 2017
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	1,066,164	4.9%	1,260,627	6.6%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,524,654	95.1%	17,937,687	93.4%
	21,590,818	100.0%	19,198,314	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2018, the Company caused the LLC to issue a total of 2,598,348 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, (iv) the issuance of Class A Common Stock as equity consideration paid in the acquisition of Cobalt, (v) the issuance of Class A Common Stock to LLC Unit holders for exchange of their LLC Units, and (vi) the issuance of Class A Common Stock for the Offering completed by the Company on August 14, 2017. During the nine months ended March 31, 2018, 11,381 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 11,381 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2018 and June 30, 2017, tax distributions payable to non-controlling LLC Unit holders were $686 and $309, respectively. During the nine months ended March 31, 2018 and 2017, tax distributions paid to the non-controlling LLC Unit holders were $963 and $1,052, respectively.
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
The total consideration given to the former members of Cobalt has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of July 6, 2017. The preliminary measurements of fair value were based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during the fourth quarter of fiscal 2018.
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
Acquisition-related costs of $3,478, which were incurred by the Company in fiscal year 2017 and the first half of fiscal 2018, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the fiscal year ended June 30, 2017 and the nine months ended March 31, 2018.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2018 and 2017, assumes that the acquisition of Cobalt occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	$140,429	$119,666	$358,343	$309,973
Net income	16,103	10,105	17,307	22,577
Net income attributable to Malibu Boats, Inc.	15,027	9,137	14,879	20,230
Basic earnings per share	$0.73	$0.45	$0.74	$1.02
Diluted earnings per share	$0.73	$0.45	$0.74	$1.02

4. Inventories
Inventories, net consisted of the following:

	As of March 31, 2018	As of June 30, 2017
Raw materials	$29,493	$15,643
Work in progress	6,192	2,068
Finished goods	8,076	6,124
Total inventories	$43,761	$23,835
5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31, 2018	As of June 30, 2017
Land	$634	$367
Building and leasehold improvements	17,875	11,009
Machinery and equipment	28,930	22,844
Furniture and fixtures	4,268	3,536
Construction in process	9,223	3,646
	60,930	41,402
Less: Accumulated depreciation	(20,189)	(17,279)
Property, plant and equipment, net	$40,741	$24,123
During the first quarter of fiscal 2018, the Company disposed of various molds for models not currently in production with historical cost of $2,122 and a zero net book value. Depreciation expense was $1,685 and $1,050 for the three months ended March 31, 2018 and 2017, and $5,102 and $3,044 for the nine months ended March 31, 2018 and 2017, respectively, substantially all of which was recorded in cost of sales.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2018, were as follows:

Goodwill as of June 30, 2017	$12,692
Addition related to the acquisition of Cobalt	19,791
Effect of foreign currency changes on goodwill	(5)
Goodwill as of March 31, 2018	$32,478

The components of other intangible assets were as follows:

	As of March 31, 2018	As of June 30, 2017	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,383	$1,383	5	1.6
Dealer relationships	86,150	29,852	8-20	19.0
Patent	3,986	1,386	12-15	14.1
Trade name	24,667	24,667	15	3.5
Non-compete agreement	54	54	10	6.6
Backlog	96	96	0.3	0.0
Total	116,336	57,438
Less: Accumulated amortization	(51,738)	(47,841)
Total definite-lived intangible assets, net	64,598	9,597
Indefinite-lived intangible:
Trade name	31,000	—
Total other intangible assets, net	$95,598	$9,597
Amortization expense recognized on all amortizable intangibles was $1,291 and $550 for the three months ended March 31, 2018 and 2017, respectively and $3,903 and $1,649 for the nine months ended March 31, 2018 and 2017, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2018	$1,296
2019	5,088
2020	4,888
2021	4,802
2022	3,354
Thereafter	45,170
$64,598
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Beginning balance	$15,517	$9,204	$10,050	$8,083
Add: Warranty expense	2,927	2,222	7,652	5,863
Additions for Cobalt acquisition	—	—	4,404	—
Less: Warranty claims paid	(1,586)	(1,244)	(5,248)	(3,764)
Ending balance	$16,858	$10,182	$16,858	$10,182
8. Financing
Outstanding debt consisted of the following:

	As of March 31, 2018	As of June 30, 2017
Term loans	$110,000	$55,000
Less unamortized debt issuance costs	(1,607)	(1,597)
Total debt	108,393	53,403
Less current maturities	—	—
Long-term debt less current maturities	$108,393	$53,403
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

Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility and on the daily amount of the unused delayed draw term loan during the availability period, which will range from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. The Company is not a party to the Credit Agreement, and the obligations of the Borrower under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to the Second Amended and Restated Security Agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated as of June 28, 2017, and other collateral documents. The weighted average interest rate on the term loan was 3.7% for the nine months ended March 31, 2018.

The Credit Agreement permits prepayment of the term loan facilities without penalty. The $55,000 term loan is subject to quarterly installments of approximately $700 per quarter until March 31, 2019, then approximately $1,000 per quarter until June 30, 2021, and approximately $1,400 per quarter through March 31, 2021. The $105,000 term loan is subject to quarterly installments of approximately $1,300 per quarter until March 31, 2019, then approximately $2,000 per quarter until June 30, 2021, and approximately $2,600 per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. In connection with its Offering on August 14, 2017, the

Company used a portion of the proceeds, or $50,000, to make an optional prepayment of amounts outstanding on its term loans under the Credit Agreement. The Company exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of June 30, 2017 and March 31, 2018, are reflected as noncurrent. In conjunction with the prepayment of the term loan, the Company wrote off the proportionate amount of debt issuance costs totaling $815 for the nine months ended March 31, 2018, as interest expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income.

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

In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2017 and the first quarter of fiscal 2018. These costs, in addition to the unamortized balance related to costs associated with our previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of March 31, 2018 and June 30, 2017.
Covenant Compliance
As of March 31, 2018 and June 30, 2017, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 10. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended ended March 31, 2018 and 2017, the Company recorded gains of $138 and $116, respectively, and during the nine months ended March 31, 2018 and 2017, the Company recorded gains of $341 and $941, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.
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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2018	As of June 30, 2017
Payable pursuant to tax receivable agreement	$82,291	$93,750
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	1,484	960
Adjustment for change in estimated tax rate	(27,702)	(8,140)
Payments under tax receivable agreement	—	(4,279)
	56,073	82,291
Less current portion under tax receivable agreement	(4,323)	(4,332)
Payable pursuant to tax receivable agreement, less current portion	$51,750	$77,959
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

As of March 31, 2018 and June 30, 2017, the Company had deferred tax assets of $106,107 and $109,375, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return which was filed on March 15, 2018.
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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Assets
Interest rate swap not designated as cash flow hedge	$390	$—	$390	$—
Total assets at fair value	$390	$—	$390	$—

As of June 30, 2017:
Assets
Interest rate swap not designated as cash flow hedge	$49	$—	$49	$—
Total assets at fair value	$49	$—	$49	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of March 31, 2018 or June 30, 2017.

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

On December 22, 2017, the Tax Act was enacted which, among a number of its provisions, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company's blended statutory tax rate for fiscal 2018 will approximate 28% as a result of the change in statutory rates and was applied to year-to-date earnings with the impact recorded in the Company's unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2018. For the three months ended December 31, 2017, the Company also recorded a non-cash provisional adjustment to income tax expense of $46,989 related to the Tax Act. This provisional amount is comprised of $40,029 related to the remeasurement of deferred taxes as of the enactment date and $6,960 related to the deferred tax impact of the reduction of the tax receivable agreement liability as discussed in Note 9. This provisional amount will be impacted primarily by the actual reversals of temporary differences through the fiscal year ending June 30, 2018. During the three months ended March 31, 2018, the impact of actual reversals of temporary differences was an additional $170 of tax expense. Based on an initial assessment of the Tax Act, the Company believes that the most significant impact on the Company’s unaudited condensed consolidated financial statements is the remeasurement of deferred taxes. Other provisions of the Tax Act are not expected to have a material impact on the Company’s consolidated financial statements for the fiscal year ending June 30, 2018.
As of March 31, 2018 and June 30, 2017, the Company maintained a valuation allowance of $12,566 and $10,324, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The increase in the valuation allowance is due to the exchanges of LLC Units into Class A common stock by certain LLC Unit holders during the three months ended March 31, 2018.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law noted above as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. For the three months ended March 31, 2018 and 2017, the Company's effective tax rate was 27.1% and 30.1%, respectively. For the nine months ended March 31, 2018 and 2017, the Company's effective tax rate was 76.2% and 32.2%, respectively. For the three and nine months ended March 31, 2018, the principal differences in the Company's effective tax rate with comparable historical periods presented relates to the impact of the change in tax law enacted in connection with the Tax Act. Further, for the nine months ended March 31, 2018, the principal difference in the Company's effective tax rate with the blended statutory federal income tax rate of 28% relates to the remeasurement of deferred taxes. Additionally, the Company's effective tax rate for the three months ended March 31, 2018 and 2017 is related to the impact of the non-controlling interests in the LLC, a pass-through entity for U.S. federal tax purposes, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
12. Stock-Based Compensation

The Company adopted a long term incentive plan which became effective on January 1, 2014 (the "Incentive Plan"), and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2018, 998,401 shares remain available for future issuance under the long term incentive plan. Readers should refer to Note 13 to the fiscal 2017 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, for additional information related to the Company's awards and the Incentive Plan.
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
On November 6, 2017, the Company granted 40,000 options to certain key employees to purchase from the Company shares of Class A Common Stock at a price of $30.87 per share. The term of the options commenced on November 6, 2017 and will expire on November 5, 2023, the day before the sixth anniversary of the grant date. Under the terms of the agreements, approximately 50% of the awards will vest ratably over four years on each anniversary of their grant date and approximately 50% of the awards will vest in tranches based on the achievement of annual or cumulative performance targets. At November 6, 2017, the fair value of the option awards was $405 and is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 2.0%, expected volatility of 37.1%, expected term of 4.25 years, and no dividends. Stock-based compensation expense attributable to the time based options is amortized on a straight-line basis over the requisite service period. Compensation costs associated with performance based option awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2018:

	March 31, 2018
	Shares	Price per share	Weighted Average Exercise Price/Share
Total outstanding options at beginning of year	104,000	$25.85	$25.85
Options granted	40,000	30.87	30.87
Options exercised	—	—	—
Options canceled	—	—	—
Outstanding options at end of period	144,000	27.24	27.24
Exercisable at end of period	—	—	—
Vested and expected to vest at end of year	144,000	$27.24	$27.24

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2018:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2017	225,854	$15.77
Granted	101,106	30.76
Vested	(87,296)	(19.24)
Forfeited	—	—
Total Non-vested Restricted Stock Units as of March 31, 2018	239,664	$20.83
Stock compensation expense attributable to the Company's share-based equity awards was $560 and $325 for the three months ended March 31, 2018 and 2017, respectively, and $1,410 and $1,070 for the nine months ended March 31, 2018 and 2017, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income. As of March 31, 2018 and June 30, 2017, unrecognized compensation cost related to nonvested, share-based compensation was $5,032 and $3,601, respectively. As of March 31, 2018, the weighted average years outstanding for unvested awards under the Incentive Plan was 2.1 years. During the nine months ended March 31, 2018, the Company withheld approximately 18,335 shares at an aggregate cost of approximately $543, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested and were issued. Awards vesting during the nine months ended March 31, 2018, include 22,206 fully vested restricted stock units and 4,085 shares of Class A common stock issued to non-employee directors for their service as directors for the Company.
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

Diluted net income per share of Class A Common Stock is computed similarly to basic net income per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s restricted LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Basic:
Net income attributable to Malibu Boats, Inc.	$15,672	$8,013	$15,174	$18,694
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,371,072	17,727,956	19,886,970	17,665,672
Weighted-average participating restricted stock units convertible into Class A Common Stock	173,416	149,196	163,988	133,549
Basic weighted-average shares outstanding	20,544,488	17,877,152	20,050,958	17,799,221
Basic net income per share	$0.76	$0.45	$0.76	$1.05

Diluted:
Net income attributable to Malibu Boats, Inc.	$15,672	$8,013	$15,174	$18,694
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,544,488	17,877,152	20,050,958	17,799,221
Restricted stock units granted to employees	112,522	85,134	84,106	88,045
Diluted weighted-average shares outstanding [1]	20,657,010	17,962,286	20,135,064	17,887,266
Diluted net income per share	$0.76	$0.45	$0.76	$1.05

1 The Company excluded (i) 1,238,727 and 1,293,447 potentially dilutive shares from the calculation of diluted net income per share for the three months ended March 31, 2018 and 2017, respectively, and (ii) 1,233,227 and 1,293,447 potentially dilutive shares from the calculation of diluted net income per share for the nine months ended March 31, 2018 and 2017, respectively, as these shares would have been antidilutive.
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
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the original repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. No units were repurchased during the nine months ended March 31, 2018 or 2017. Accordingly, the Company did not carry a reserve for repurchases as of March 31, 2018 or June 30, 2017, respectively. The total amount financed under the floor financing programs with repurchase obligations was $179,666 and $107,923 as of March 31, 2018 and June 30, 2017, respectively.
In connection with the Cobalt acquisition, the Company assumed a collateralized receivables financing arrangement with a third-party floor plan financing provider for Cobalt's European dealers. In August 2017, the Company entered into a similar arrangement for its Malibu European dealers. Under terms of both arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of March 31, 2018 and June 30, 2017, the Company had financing receivables of $1,025 and $0, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at March 31, 2018 (unaudited) or June 30, 2017 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
15. Segment Information
The following tables present financial information for the Company’s reportable segments for the three months ended March 31, 2018 and 2017, respectively, and the Company’s financial position at March 31, 2018 and June 30, 2017, respectively:

	Three Months Ended March 31, 2018					Nine Months Ended March 31, 2018
	Malibu U.S.	Cobalt	Malibu Australia	Eliminations	Total	Malibu U.S.	Cobalt	Malibu Australia	Eliminations	Total
Net sales	$88,160	$49,922	$4,826	$(2,479)	$140,429	$221,418	$126,207	$17,514	$(6,796)	$358,343
Affiliate (or intersegment) sales	2,479	—	—	(2,479)	—	6,796	—	—	(6,796)	—
Net sales to external customers	85,681	49,922	4,826	—	140,429	214,622	126,207	17,514	—	358,343
Income before provision for income taxes	16,245	6,720	203	(127)	23,041	60,963	11,912	1,439	(143)	74,171

	Three Months Ended March 31, 2017					Nine Months Ended March 31, 2017
	Malibu U.S.	Cobalt	Malibu Australia	Eliminations	Total	Malibu U.S.	Cobalt	Malibu Australia	Eliminations	Total
Net sales	$73,844	$—	$5,491	$(2,186)	$77,149	$196,285	$—	$17,158	$(6,612)	$206,831
Affiliate (or intersegment) sales	2,186	—	—	(2,186)	—	6,612	—	—	(6,612)	—
Net sales to external customers	71,658	—	5,491	—	77,149	189,673	—	17,158	—	206,831
Income before provision for income taxes	12,193	—	556	(98)	12,651	29,470	—	1,394	(158)	30,706

	As of March 31, 2018	As of June 30, 2017
Assets
Malibu U.S.	$324,456	$222,252
Cobalt	148,658	—
Malibu Australia	20,295	19,099
Eliminations	(138,843)	(17,688)
Total assets	$354,566	$223,663

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others: the impact of the Tax Cuts and Job Act of 2017; the successful integration of Cobalt Boats, LLC ("Cobalt") into our business; general industry, economic and business conditions; demand for our products; changes in consumer preferences; competition within our industry; our reliance on our network of independent dealers; our ability to manage our manufacturing levels and our large fixed cost base; the successful introduction of our new products; and the success of our engines integration strategy as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on September 8, 2017 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
On a consolidated basis, we achieved third quarter fiscal 2018 net sales, gross profit, net income and adjusted EBITDA of $140.4 million, $36.4 million, $16.8 million and $28.5 million, respectively, compared to $77.1 million, $21.4 million, $8.8 million and $16.8 million, respectively, for the third quarter of fiscal 2017. For the third quarter of fiscal 2018, net sales increased 82.0%, gross profit increased 70.2%, net income increased 89.9% and adjusted EBITDA increased 70.1% as compared to the three months ended March 31, 2017. On a consolidated basis, for the first nine months of fiscal 2018 we achieved net sales, gross profit, net income and adjusted EBITDA of $358.3 million, $86.8 million, $17.6 million and $66.8 million, respectively, compared to $206.8 million, $55.0 million, $20.8 million and $40.3 million, respectively, for the first nine months of fiscal 2017. For the first nine months of fiscal 2018, net sales increased 73.3%, gross profit increased 57.8%, net income decreased 15.3% and adjusted EBITDA increased 66.0% as compared to the nine months ended March 31, 2017. Our results for the three and nine months ended March 31, 2018 include Cobalt since our acquisition of Cobalt on July 6, 2017. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Beginning in fiscal year 2018, we report our results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Malibu U.S. is our largest segment and represented 59.9% and 91.7% of our net sales for the nine months ended March 31, 2018 and March 31, 2017, respectively. We acquired Cobalt in July 2017 and it represented 35.2% of our net sales for the nine months ended March 31, 2018. Malibu Australia represented 4.9% and 8.3% of our net sales for the nine months ended March 31, 2018 and March 31, 2017, respectively. See Note 15 to our unaudited condensed consolidated financial statements for more information about our reporting segments.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Our blended statutory tax rate for fiscal 2018 will approximate 28% as a result of the change in statutory rates and was applied to year-to-date earnings with the impact recorded in our unaudited condensed consolidated statement of operations and comprehensive income for the three months ended December 31, 2017. As a result of the Tax Act, we recorded a one-time provisional adjustment to income tax expense of $47.0 million during the second quarter of fiscal 2018. This provisional amount was comprised of $40.0 million related to the remeasurement of deferred taxes as of the enactment date and $7.0 million related to the deferred tax impact of the reduction of our tax receivable agreement liability. This provisional amount will be impacted primarily by the actual reversals of temporary differences through the fiscal year ending June 30, 2018. During the three months ended March 31, 2018, the impact of actual reversals of temporary differences was an additional $0.2 million of tax expense. At the same time, we also recognized a decrease in our tax receivable agreement liability and a corresponding increase in other income of $30.3 million as a result of the Tax Act and the reduction in our expected tax rate, which in turn reduced the future tax benefit expected to be realized by us related to an increased basis recognized from previous sales and exchanges of LLC Units by our pre-IPO owners. The Tax Act also includes provisions that may partially offset the benefit of the tax rate reduction.
Based on our initial assessment of the Tax Act, we believe that the most significant impact on our financial statements is the remeasurement of deferred taxes. We do not expect other provisions of the Tax Act to have a material impact on our consolidated financial statements for the fiscal year ending June 30, 2018. Quantifying all of the impacts of the Tax Act however requires significant judgment by our management, including the inherent complexities involved in determining the timing of reversals of our deferred tax assets and liabilities. Accordingly, we will continue to analyze the impacts of the Tax Act and, if necessary, record any further adjustments to our deferred tax assets and liabilities and our tax receivable agreement liability in future periods.
Outlook

Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6-7% between 2011 and 2017, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double digit compound annual growth rate over that period. Domestic retail demand growth continued in performance sport boats for calendar year 2017 at 7%, a rate it appears to have maintained into 2018. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt branded product, have seen combined market growth at a 6% compound annual growth rate between 2011 and 2017. The primary market for sterndrive propulsion has been challenged, but that challenge has been primarily in shorter foot lengths, where Cobalt has limited presence. Cobalt's performance has been helped by share gains in the larger sterndive foot lengths (22' to 30') where we primarily compete and the overall market growth has been driven by outboard propulsion, where we are a new entrant. We expect the growing demand for our products to continue in performance sports boats, the stern drive segment where Cobalt competes and the outboard segment. In addition, numerous variables have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil and the broad strength of U.S. dollar has resulted in reduced demand for our boats in certain markets.In recent years, growth in our domestic markets has offset diminished demand from markets that are driven by the oil industry and international markets. Recently, oil prices have risen and a lengthy cycle of higher prices may positively affect markets whose economies significantly depend on the oil industry. Conversely, if oil prices recede, we expect demand in those markets will be consistent with the past few years. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. We also believe recent tax legislation will have a direct, positive impact on our consumers and will result in higher demand for performance sport boats. Other factors that could impact demand for recreational powerboats include changes in interest rates, the availability of credit to dealers and retail consumers, changes in fuel costs, the acceptance of our new products, our ability to maintain or improve our market share positions, and the costs of labor and raw materials and key components.
Since 2008, we have successfully increased our market share position among other manufacturers of performance sport boats because of, among other things, our new models and product development, our improved distribution, and our innovative features. However, as noted above, the performance sports boat, sterndrive and outboard markets have been growing in recent years and as a result competition in our industry has been more intense. As a result of this competitive environment, our market share position for performance sports boats increased only slightly in 2015. During calendar year 2016, however, our domestic market share in the performance sports boat market increased meaningfully because of well- received new models that year, more innovative features and improved management of our dealer network. In calendar year 2017, we saw our market share for performance sports boats continue to be strong at 32.6% domestically. We also added the Cobalt brand and its markets to our portfolio in July 2017 and we are exploring ways to improve the market share position of Cobalt noted above. Our Cobalt brand experienced a strong market share gain of more than 100 basis points in calendar year 2017. We continue to maintain a strong lead over our nearest competitors in the performance sports boat segment and we believe we are well-positioned to maintain our industry leading market share with our strong dealer network and new product pipeline. Further, we continue to be the market share leader in both the premium and value-oriented product sub-categories of the performance sports boat market.
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

•
Boat sales—consists of sales of boats to our dealer network across three brands: Malibu, Axis, and Cobalt. In addition, nearly all of our boat sales include optional feature upgrades purchased by the consumer, which increase the average selling price of our boats;

•
Trailers, parts and accessories sales—consists of sales of boat trailers we manufacture for our Malibu and Axis brand boats and replacement and aftermarket boat parts and accessories to our dealer networks for Malibu, Axis and Cobalt; and

•
Royalty income—consists of royalties attributable to license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of our intellectual property.

•	Net sales are net of:

•
Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer in limited circumstances and at our discretion under our warranty program; and

•
Rebates, free flooring and discounts—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Axis models, if a dealer meets its monthly or quarterly commitment volume based on tier, as well as other terms of the rebate program, the dealer is entitled to a specified rebate tied to each tier. Cobalt dealers are entitled to volume-based discounts taken at the time of invoice. Our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period.

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
Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or (expense), net. Interest expense consists of interest charged on our term loan, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, amortization of deferred financing costs on our amended and restated credit agreement and adjustments to our tax receivable agreement liability. For the nine months ended March 31, 2018, we recognized $26.2 million of other income because of a reduction in our tax receivable agreement liability, which resulted in a corresponding amount of other income. This was a result of the enactment of the Tax Act, which reduced our estimated tax rate and thereby decreased our expected future payments payable pursuant to our tax receivable agreement.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the three and nine months ended March 31, 2018 reflects a reported effective tax rate of 27.1% and 76.2%, respectively. Our effective tax rate for the nine months ended March 31, 2018 differs from the blended statutory federal income tax rate of approximately 28% primarily due to the impact of the change in tax law enacted in accordance with the Tax Act through the remeasurement of our deferred tax assets. Our effective tax rate is also impacted by, to a lesser extent the impact of additional jurisdictions in which we are taxed as a result of the Cobalt acquisition, the impact of the non-controlling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of March 31, 2018, we had a 95.1% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	140,429	100.0%	77,149	100.0%	358,343	100.0%	206,831	100.0%
Cost of sales	104,066	74.1%	55,787	72.3%	271,541	75.8%	151,833	73.4%
Gross profit	36,363	25.9%	21,362	27.7%	86,802	24.2%	54,998	26.6%
Operating expenses:
Selling and marketing	3,263	2.3%	1,789	2.3%	9,974	2.8%	6,362	3.1%
General and administrative	7,862	5.6%	5,997	7.8%	22,371	6.2%	15,514	7.5%
Amortization	1,291	0.9%	550	0.7%	3,903	1.1%	1,649	0.8%
Operating income	23,947	17.1%	13,026	16.9%	50,554	14.1%	31,473	15.2%
Other (expense) income, net:
Other income	17	—%	41	0.1%	27,753	7.7%	116	0.1%
Interest expense, net	(923)	(0.7)%	(416)	(0.5)%	(4,136)	(1.2)%	(883)	(0.4)%
Other (expense) income	(906)	(0.6)%	(375)	(0.5)%	23,617	6.6%	(767)	(0.4)%
Income before provision for income taxes	23,041	16.4%	12,651	16.4%	74,171	20.7%	30,706	14.8%
Provision for income taxes	6,245	4.4%	3,805	4.9%	56,545	15.8%	9,897	4.8%
Net income	16,796	12.0%	8,846	11.5%	17,626	4.9%	20,809	10.1%
Net income attributable to non-controlling interest	1,124	0.8%	833	1.1%	2,452	0.7%	2,115	1.0%
Net income attributable to Malibu Boats, Inc.	15,672	11.2%	8,013	10.4%	15,174	4.2%	18,694	9.0%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu U.S.	1,109	62.1%	985	93.5%	2,769	60.4%	2,582	91.9%
Cobalt	615	34.4%	—	—%	1,594	34.8%	—	—%
Australia	62	3.5%	69	6.5%	221	4.8%	229	8.1%
Total units	1,786		1,054		4,584		2,811

Volume by Brand
Malibu	823	46.1%	758	71.9%	2,112	46.1%	1,999	71.1%
Axis	348	19.5%	296	28.1%	878	19.1%	812	28.9%
Cobalt	615	34.4%	—	—%	1,594	34.8%	—	—%
Total units	1,786		1,054		4,584		2,811

Net sales per unit	$78,628		$73,196		$78,173		$73,579
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Net Sales
Net sales for the three months ended March 31, 2018 increased $63.3 million, or 82.0%, to $140.4 million as compared to the three months ended March 31, 2017. Unit volume for the three months ended March 31, 2018, increased 732 units, or 69.4%, to 1,786 units as compared to the three months ended March 31, 2017. The increase in net sales and unit volumes was driven primarily by our acquisition of Cobalt in July 2017. Net sales and unit volumes attributable to Cobalt were $49.9 million and 615 units, respectively, for the three months ended March 31, 2018. Net sales attributable to our Malibu U.S. segment increased $14.0 million, or 19.6%, to $85.7 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Unit volumes attributable to our Malibu U.S. segment increased 124 units for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in net sales and unit volume for Malibu U.S. was driven primarily by continued strong demand for our new and larger models such as the Malibu Wakesetter 23 LSV and Axis A24. Net sales from our Malibu Australia segment decreased $0.7 million, or 12.1%, to $4.8 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Our overall net sales per unit increased 7.4% to $78,628 per unit for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Net sales per unit for our Malibu U.S. segment increased 6.2% to $77,260 per unit for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, driven by mix of larger premium Malibu models which have a higher average selling price per unit as well as strong demand for optional features and year over year price increases. Net sales per unit for our Cobalt segment was $81,174 per unit for the three months ended March 31, 2018.
Cost of Sales
Cost of sales for the three months ended March 31, 2018 increased $48.3 million, or 86.5%, to $104.1 million as compared to the three months ended March 31, 2017. The increase in cost of sales was driven primarily by our acquisition of Cobalt in July 2017 and an increase in unit volumes at our Malibu U.S. business.
Gross Profit
Gross profit for the three months ended March 31, 2018 increased $15.0 million, or 70.2%, to $36.4 million compared to the three months ended March 31, 2017. The increase in gross profit was due mainly to higher unit volumes attributable to our acquisition of Cobalt. Gross margin for the three months ended March 31, 2018 decreased 180 basis points from 27.7% to 25.9% over the same period in the prior fiscal year due to the acquisition of Cobalt and an increase in unit volumes at our Malibu U.S. business.
Operating Expenses
Selling and marketing expenses for the three month period ended March 31, 2018, increased $1.5 million or 82.4%, compared to the three months ended March 31, 2017 primarily due to the acquisition of Cobalt. As a percentage of sales, selling and marketing expenses were flat over the same period in the prior fiscal year. General and administrative expenses for the three months ended March 31, 2018, increased $1.9 million, or 31.1%, to $7.9 million as compared to the three months ended March 31, 2017, largely due to higher general and administrative expenses attributable to Cobalt, which we acquired in July 2017, and higher development costs associated with our engines vertical integration initiative, and partially offset by lower legal expenses related to previously settled litigation in fiscal 2017. As a percentage of sales, general and administrative expenses decreased 220 basis points to 5.6% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Amortization expense for the three month period ended March 31, 2018, increased $0.7 million or 134.7% when compared to the three months ended March 31, 2017, due to additional amortization from intangible assets acquired as a result of the Cobalt acquisition.
Other Income (Expense), Net
Other income (expense), net for the three month period ended March 31, 2018 increased $0.5 million as compared to the three months ended March 31, 2017. The increase in other income (expense), net was primarily due to higher interest expense on our term loan, which had an overall higher average principal balance for the three month period ended March 31, 2018, compared to the three months ended March 31, 2017.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2018, increased $2.4 million, to $6.2 million compared to the three months ended March 31, 2017. The increase in our provision for income taxes is the result of higher net income before income taxes on a reported effective tax rate of 27.1% for the three months ended March 31, 2018 compared to a reported effective tax rate of 30.1% for the three months ended March 31, 2017. For the three months ended March 31, 2018, the reported effective tax rate differs from the blended statutory federal income tax rate primarily related to the impact of non-

controlling interests in the LLC, a pass through for U.S. federal income tax purposes, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive (loss) income is computed by multiplying pre-tax income for the three month period ended March 31, 2018, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 5.0% and 6.8%, respectively.
Comparison of the Nine Months Ended March 31, 2018 to the Nine Months Ended March 31, 2017
Net Sales
Net sales for the nine months ended March 31, 2018, increased $151.5 million, or 73.3%, to $358.3 million as compared to the nine months ended March 31, 2017. Unit volume for the nine months ended March 31, 2018, increased 1,773 units, or 63.1%, to 4,584 units as compared to the nine months ended March 31, 2017. The increase in net sales and unit volumes was driven primarily by our acquisition of Cobalt in July 2017. Net sales and unit volumes attributable to Cobalt were $126.2 million and 1,594 units, respectively, for the nine months ended March 31, 2018. Net sales attributable to our Malibu U.S. segment increased $24.9 million, or 13.2%, to $214.6 million for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. Unit volumes attributable to our Malibu U.S. segment increased 187 units for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. The increase in net sales and unit volume was driven primarily by continued strong demand for our new and larger models such as the Malibu Wakesetter 23 LSV and Axis A24. Net sales from our Malibu Australia segment increased $0.4 million, or 2.1%, to $17.5 million for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. Our overall net sales per unit increased 6.2% to $78,173 per unit for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. Net sales per unit for our Malibu U.S. segment increased 5.5% to $77,509 per unit for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, driven by mix of new and premium models sold, strong demand for optional features and year over year price increases. Net sales per unit for our Cobalt segment was $79,176 per unit for the nine months ended March 31, 2018.
Cost of Sales
Cost of sales for the nine months ended March 31, 2018, increased $119.7 million, or 78.8%, to $271.5 million as compared to the nine months ended March 31, 2017. The increase in cost of sales was driven primarily by our acquisition of Cobalt in July 2017 and an increase in unit volumes at our Malibu U.S. business.
Gross Profit
Gross profit for the nine months ended March 31, 2018, increased $31.8 million, or 57.8%, to $86.8 million compared to the nine months ended March 31, 2017. The increase in gross profit was due mainly to higher unit volumes attributable to our acquisition of Cobalt and our Malibu U.S. business mentioned above. Gross margin for the nine months ended March 31, 2018 decreased 240 basis points from 26.6% to 24.2% over the same period in the prior fiscal year related due to the acquisition of Cobalt models, which included $1.5 million of additional expense related to the fair value step up of inventory acquired and sold during the period.
Operating Expenses
Selling and marketing expenses for the nine month period ended March 31, 2018, increased $3.6 million or 56.8%, compared to the nine months ended March 31, 2017, primarily due to the acquisition of Cobalt. As a percentage of sales, selling and marketing expenses decreased 29 basis points over the same period in the prior fiscal year. General and administrative expenses for the nine months ended March 31, 2018, increased $6.9 million, or 44.2%, to $22.4 million as compared to the nine months ended March 31, 2017, largely due to higher general and administrative expenses attributable to Cobalt, which we acquired in July 2017, higher development costs associated with our engines vertical integration initiative, and expenses related to the integration of Cobalt offset by lower legal expenses related to previously settled litigation in fiscal 2017. In addition, during the second quarter of fiscal 2017, there was a decrease of approximately $1.4 million in the Marine Power Holdings, LLC ("Marine Power") litigation judgment following our appeal of the verdict and court ruling amending the judgment from $3.3 million to $1.9 million in December 2016. We had initially taken a charge relating to the original judgment for $3.3 million during the three months ended June 30, 2016. As a percentage of sales, general and administrative expenses decreased 130 basis points to 6.2% for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Amortization expense for the nine month period ended March 31, 2018, increased $2.3 million or 136.7% when compared to the nine months ended March 31, 2017, due to additional amortization from intangible assets acquired as a result of the Cobalt acquisition.
Other Income (Expense), Net
Other income (expense), net for the nine month period ended March 31, 2018, increased $24.4 million as compared to the nine months ended March 31, 2017. The increase in other income (expense), net was primarily due to a $27.7 million reduction in our tax receivable agreement liability, which resulted in us recognizing a corresponding amount as other income. The reduction of our tax receivable agreement liability primarily resulted from a decrease in the estimated tax rate used in computing our future tax obligations as a result of the Tax Act, which, in turn, decreased the future tax benefit we expect to realize related to our increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Our increase in other income (expense), net was partially offset by the write-off of $0.8 million in deferred financing costs due to our optional prepayment of $50.0 million on our term loan in April 2017 and higher interest expense on our term loan, which had an overall higher average principal balance for the nine month period ended March 31, 2018, compared to the nine months ended March 31, 2017.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2018, increased $46.6 million, to $56.5 million compared to the nine months ended March 31, 2017. As a result of the enactment of the Tax Act and new statutory rates effective as of January 1, 2018, our blended statutory tax rate for fiscal 2018 will be approximately 28%. This blended statutory rate was applied to year-to-date earnings. For the nine months ended March 31, 2018, we also recorded a non-cash provisional adjustment to income tax expense of $47.2 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and deferred tax impact related to the reduction in the tax receivable agreement liability. Our reported effective tax rate was 76.2% for the nine months ended March 31, 2018 compared to 32.2%, for the nine months ended March 31, 2017. For the nine months ended March 31, 2018, the reported effective tax rate differs from the blended statutory federal income tax rate of approximately 28% primarily due to the impact of the Tax Act previously mentioned and the impact of the additional jurisdictions in which we are taxed as a result of the Cobalt acquisition. Our effective tax rate was also impacted by, to a lesser extent, the impact of non-controlling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the nine month period ended March 31, 2018, by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 5.5% and 7.1%, respectively.

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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income	$16,796	$8,846	$17,626	$20,809
Provision for income taxes [1]	6,245	3,805	56,545	9,897
Interest expense	923	416	4,136	883
Depreciation	1,685	1,050	5,102	3,044
Amortization	1,291	550	3,903	1,649
Professional fees [2]	—	1,159	26	3,145
Marine Power litigation judgment [3]	—	—	—	(1,330)
Acquisition and integration related expenses [4]	144	—	2,281	—
Stock-based compensation expense [5]	560	325	1,410	1,070
Engine development [6]	899	630	3,486	1,090
Adjustments to tax receivable agreement liability [7]	—	—	(27,702)	—
Adjusted EBITDA	$28,543	$16,781	$66,813	$40,257
Adjusted EBITDA Margin	20.3%	21.8%	18.6%	19.5%

(1)
Provision for income taxes for the three and nine months ended March 31, 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For the nine months ended March 31, 2018, we recorded a non-cash provisional adjustment to income tax expense of $47.2 million for the remeasurement of deferred taxes on the enactment date and the deferred tax impact related to the reduction in the tax receivables agreement liability. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the nine months ended March 31, 2018 and three and nine months ended March 31, 2017, represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC ("MasterCraft") which was settled in May 2017. For more information about the legal proceedings, refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
Represents the reduction in a one-time charge related to a judgment rendered against us in connection with a lawsuit by Marine Power where the court amended the judgment to $1.9 million. See Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(4)
Represents legal and advisory fees as well as integration related costs incurred in connection with our acquisition of Cobalt. Integration related expenses for the nine months ended March 31, 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018.

(5)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)
For the nine months ended March 31, 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$15,672	$8,013	$15,174	$18,694
Provision for income taxes [1]	6,245	3,805	56,545	9,897
Professional fees [2]	—	1,159	26	3,145
Acquisition and integration related expenses [3]	870	—	4,393	—
Fair market value adjustment for interest rate swap [4]	(137)	(116)	(340)	(941)
Stock-based compensation expense [5]	560	325	1,410	1,070
Marine Power litigation judgment [6]	—	—	—	(1,330)
Engine development [7]	899	630	3,486	1,090
Adjustments to tax receivable agreement liability [8]	—	—	(27,702)	—
Net income attributable to non-controlling interest [9]	1,124	833	2,452	2,115
Fully distributed net income before income taxes	25,233	14,649	55,444	33,740
Income tax expense on fully distributed income before income taxes [10]	5,854	5,201	15,914	11,978
Adjusted fully distributed net income	$19,379	$9,448	$39,530	$21,762

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,550,972	17,877,152	20,063,282	17,799,221
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [11]	1,073,830	1,331,842	1,165,750	1,384,653
Weighted-average unvested restricted stock awards issued to management [12]	137,146	134,744	131,182	105,564
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,761,948	19,343,738	21,360,214	19,289,438
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income available to Class A Common Stock per share	$0.76	$0.45	$0.76	$1.05
Impact of adjustments:
Provision for income taxes [1]	0.30	0.21	2.82	0.56
Professional fees [2]	—	0.06	—	0.18
Acquisition and integration related expenses [3]	0.04	—	0.22	—
Fair market value adjustment for interest rate swap [4]	(0.01)	(0.01)	(0.02)	(0.05)
Stock-based compensation expense [5]	0.03	0.02	0.07	0.06
Marine Power litigation judgment [6]	—	—	—	(0.07)
Engine development [7]	0.04	0.04	0.17	0.06
Adjustment to tax receivable agreement liability [8]	—	—	(1.38)	—
Net income attributable to non-controlling interest [9]	0.05	0.05	0.12	0.12
Fully distributed net income per share before income taxes	1.21	0.82	2.76	1.91
Impact of income tax expense on fully distributed income before income taxes [10]	(0.28)	(0.29)	(0.79)	(0.67)
Impact of increased share count [13]	(0.04)	(0.04)	$(0.13)	$(0.11)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.89	$0.49	$1.84	$1.13

(1)
Provision for income taxes for the three and nine months ended March 31, 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For the nine months ended March 31, 2018, we recorded a non-cash provisional adjustment to income tax expense of $47.2 million for the remeasurement of deferred taxes on the enactment date and the deferred tax impact related to the reduction in the tax receivables agreement liability. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the nine months ended March 31, 2018 and three and nine months ended March 31, 2017, represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC ("MasterCraft") which was settled in May 2017. For more information about the legal proceedings, refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
Represents legal and advisory fees as well as integration related costs incurred in connection with our acquisition of Cobalt. Integration related expenses for the nine months ended March 31, 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018. In addition, integration related expenses includes $0.7 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Cobalt.

(4)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(5)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
(8)
For the nine months ended March 31, 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(9)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(10)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.2% and 35.5% of income before income taxes for the three months ended March 31, 2018 and 2017, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary. The decrease in the normalized annual effective income tax rate to 23.2% for the three months ended March 31, 2018, is primarily the result of the Tax Act which was effective for periods after January 1, 2018, lowering the corporate tax rate to 21%, as well as an updated blended state rate, which considers the impacts of the Cobalt acquisition and a recent law change in Tennessee. The estimated normalized effective income tax rate for the nine months ended March 31, 2018 reflects a blended rate of 28.7% of income before income taxes assuming the conversion of all LLC Units into shares of Class A Common Stock. For the nine months ended March 31, 2017, the estimated normalized effective income tax rate used was 35.5%.

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

	Nine Months Ended March 31,
	2018	2017
Total cash provided by (used in):
Operating activities	$46,970	$30,648
Investing activities	(133,698)	(6,967)
Financing activities	107,036	(17,313)
Impact of currency exchange rates on cash balances	26	6
Increase in cash	$20,334	$6,374
Comparison of the Nine Months Ended March 31, 2018 to the Nine Months Ended March 31, 2017
Operating Activities
Net cash provided by operating activities was $47.0 million for the nine months ended March 31, 2018, compared to net cash provided by operating activities of $30.6 million for the nine months ended March 31, 2017, an increase of $16.4 million. The increase in cash provided by operating activities primarily resulted from an increase of $21.6 million due to increases in net income (after consideration of non-cash items included in net income, including an adjustment to our tax receivable agreement liability and an adjustment to our deferred tax assets), offset by a decrease in operating assets and liabilities of $5.3 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used for investing activities was $133.7 million for the nine months ended March 31, 2018, compared to $7.0 million for the nine months ended March 31, 2017, an increase of $126.7 million. Cash used for investing activities for the nine months ended March 31, 2018 was primarily related to our acquisition of Cobalt in July 2017, for cash consideration of $125.6 million, net of cash on hand. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.
Financing Activities
Net cash provided by (used in) financing activities increased $124.3 million to $107.0 million for the nine months ended March 31, 2018, compared to cash used of $17.3 million for the nine months ended March 31, 2017. During the nine months ended March 31, 2018, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. In addition, during the nine months ended March 31, 2018, we paid $0.9 million in distributions to LLC unit holders. For the nine months ended March 31, 2017, we made principal payments of $16.1 million on the term loan and paid $1.0 million in distributions to LLC unit holders.
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

Borrowings under our credit agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2018, the interest rate on our term loans was 3.69%. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility and on the daily amount of the unused delayed draw term loan during the availability period, which will range from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. is not a party to the credit agreement, and the obligations of the Borrower under the credit agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors.
The credit agreement permits prepayment of the term loans without any penalties. The $55.0 million term loan is subject to quarterly installments of approximately $0.7 million per quarter until March 31, 2019, then approximately $1.0 million per quarter until June 30, 2021, and approximately $1.4 million per quarter through March 31, 2021. The $105.0 million term loan is subject to quarterly installments of approximately $1.3 million per quarter until March 31, 2019, then approximately $2.0 million per quarter until June 30, 2021, and approximately $2.6 million per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. On August 17, 2017 the Borrower made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As of March 31, 2018, the outstanding principal amount of our term loans was $110.0 million.
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
We estimate that approximately $4.3 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed on March 15, 2018. Management expects minimal effect on our future liquidity and capital resources.
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

Contractual Obligations and Commitments
Since June 30, 2017, we received proceeds from our term loan of $105.0 million which was used to fund the acquisition of Cobalt and we repaid $50.0 million on our outstanding term debt in August 2017, resulting in $110.0 million outstanding under term loans as of March 31, 2018. We also have had adjustments to the amounts we expect to pay under our tax receivables agreement as a result of the enactment of the Tax Act in December 2017 and the completion of the acquisition of Cobalt in July 2017. As of March 31, 2018, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term debt [1]	110,000	—	—	110,000	—
Interest expense [2]	17,187	4,094	8,105	4,988	—
Operating leases [3]	21,841	2,334	4,624	4,621	10,262
Purchase obligations [4]	65,329	59,016	6,313	—	—
Payments pursuant to tax receivable agreement [5]	56,073	4,323	7,153	6,915	37,682
Total	$270,430	$69,767	$26,195	$126,524	$47,944

(1)
Principal payments on our outstanding term loans under our credit agreement. We had no amounts outstanding under our revolving credit facility as of March 31, 2018. We may borrow up to $35.0 million under our revolving credit facility, which matures on July 1, 2022.

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

Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase arrangements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such arrangements are customary in the industry and our exposure to loss under such arrangements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
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
As of March 31, 2018, there were no other significant changes in or changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

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
Other than our integration of Cobalt, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended March 31, 2018, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 15, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 15,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
We did not repurchase any shares of Class A Common Stock during the quarter ended March 31, 2018.
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

May 2, 2018	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)