Form 10-K
period 2018-06-30
Malibu Boats, Inc.
filed 2018-09-06
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $603.7 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2017 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 29, 2017. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of September 5, 2018 was 20,555,734 and 17, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2018.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding the expected timing for the closing of our acquisition of the Pursuit division of S2 Yachts, Inc., or Pursuit, and the related financing and the expected financial and business impact of the transaction,the demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy, including our continuing integration of Cobalt Boats, LLC, or Cobalt, into our business, and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1.”
Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: general industry, economic and business conditions; the satisfaction of the closing conditions to the acquisition of Pursuit and conditions for borrowing under our revolving credit facility; our ability to grow our business through acquisitions or strategic alliances and new partnerships; our growth strategy which may require us to secure significant additional capital; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our failure to manage our manufacturing levels while addressing the seasonal retail pattern for our products; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; the success of our engine integration strategy; our reliance on certain suppliers for our engines; our ability to meet our manufacturing workforce needs; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to protect our intellectual property; disruptions to our network and information systems; exposure to workers' compensation claims and other workplace liabilities; risks inherent in operating in foreign jurisdictions; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our the credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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

•	we refer to our initial public offering of Class A common stock on February 5, 2014, as our “IPO”;

•	we refer to the owners of membership interests in the LLC immediately prior to the consummation of the IPO, collectively, as our “pre-IPO owners”;

•	we refer to owners of membership interests in the LLC (the "LLC Units"), collectively, as our “LLC members”;

•	references to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30 of each year;

•	we refer to our Malibu branded boats as "Malibu", our Axis Wake Research branded boats as "Axis", and our Cobalt branded boats as "Cobalt";

•	we use the term “recreational powerboat industry” to refer to our industry group, which includes performance sport boats, sterndrive and outboard boats;

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

•
we use the terms “sterndrive” and “outboard” to refer to the industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to (1) the sterndrive and outboard categories, as defined and tracked by NMMA, and (2) the sterndrive and outboard propulsion categories, as defined and tracked by SSI; and

•
references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2017, and excludes such data for Australia and New Zealand.

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
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats under three brands—Malibu, Axis, and Cobalt. We have the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis brands as well as the #1 market share position in the United States in the 24’—29’ segment of the sterndrive category through our Cobalt brand. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
In addition to our current market leading brands, we recently entered into an agreement to acquire the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc. for an aggregate purchase price of $100 million, subject to customary closing conditions. Pursuit is a leader in the saltwater outboard fishing boat market through its offering of 15 models of offshore, dual console and center console boats. Pursuit has the #2 market share position in the United States in the offshore boat category. We expect to close the acquisition in the second quarter of fiscal year 2019.
Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. We launched our Axis boats in 2009 to appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Retail prices for our boat models range from $55,000 to $750,000.
Our boats are constructed of fiberglass, available in a range of sizes, hull designs and propulsion systems (i.e., inboard, sterndrive and outboard). We employ experienced product development and engineering teams that enable us to offer a range of models across each of our brands while consistently introducing innovative features in our product offerings. Our engineering teams closely collaborate with our manufacturing personnel in order to improve product quality and process efficiencies. The results of this collaboration are reflected in our receipt of numerous industry awards, including the Boating Industry Magazine's "Top Product" award for Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016 as well as the "WSIA Innovation of Year" for our Malibu Command Center in 2017.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat industry. As of July 1, 2018, our distribution channel consisted of over 300 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Financial Information About Segments
We currently report our results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Additional segment and geographic information required herein is contained in Note 17 - Segment Reporting, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our Market Opportunity
During calendar year 2017, retail sales of new recreational powerboats in the United States totaled $9.6 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve the top three categories of outboard, sterndrive and performance sport boat representing an addressable market of nearly $8.0 billion in retail sales through our Malibu, Axis and Cobalt brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2017:

Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	170,800	$6,235
Sterndrive	11,500	849
Performance sport boat	9,500	923
Jet boat	5,400	219
Cruisers	1,900	1,378
Total addressable market	199,100	$9,604

With our acquisition of Cobalt in July 2017, we now have a product line designed specifically to target the outboard category of the recreational powerboat industry, and we will expand our outboard models if we complete our pending acquisition of Pursuit. We believe the outboard category will continue to be the largest and one of the strongest categories of the recreational powerboat industry, and that significant opportunity remains for us to enhance our outboard product portfolio and dealer distribution network to capitalize on the outboard category’s performance.
Our Strengths
Leading Market Share Positions. According to SSI, we have held the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for each calendar year since 2010 including 2017. We have grown our U.S. market share in this category through our Malibu and Axis brands from 24.5% in 2010 to 32.6% in 2017. Furthermore, we also have held the number one market share position in the 24’—29’ segment of the sterndrive boat category, through our Cobalt brand according to SSI. Since 2010, Cobalt has expanded its market share in this segment from 14.2% in 2010 to 32.1% in 2017.
Industry-leading Product Design and Innovation. We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us increase our market share within our categories and generally broaden the appeal of our products among recreational boaters. As a result of the features we have introduced, such as our Integrated Surf Platform which includes patented Surf Gate and Power Wedge technology along with Swim Step, our boats can be used for an increasingly wide range of activities. At the same time they are increasingly easier to use, while maintaining the highest level of performance characteristics that consumers expect. Additionally, by introducing new boat models across our portfolio of brands in a range of price points, sizes, bow and hull designs, engine propulsion, and optional performance features, we believe we have enhanced consumers’ ability to select a boat suited to their individual preferences. Our commitment to developing new boat models and introducing new features are reflected in the fact we consistently and successfully bring multiple new model introductions year after year.
Focus on Vertical Integration Opportunities. We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of boat trailers, towers and tower accessories, machined and billet parts, and tooling. Most recently, we have been engaged in the marinization of our own engines for our Malibu and Axis brands and have successfully incorporated them in select models. Vertical integration efforts around engines continue according to plan and we believe we will successfully incorporate our engines in all Malibu and Axis models by fiscal 2020. Vertical integration of key components of our boats gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We believe our engine marinization initiative will reduce our reliance on our two engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands.
Intellectual Property. A key element of our growth and increased market share has been our intellectual property, which we believe is the best in our industry. Among the most innovative and sought after features on our boats has been Surf Gate. Together with Power Wedge and Surf Band, we believe that these patented technologies will continue to drive demand for our products and increase margins across our brands. In fiscal 2018 we acquired Swim Step, through our acquisition of Cobalt which further increases the appeal of our product portfolio. Consequently, there is an increased need to vigorously defend our patents and other intellectual property to ensure we maintain our competitive edge. Because of the appeal of these technologies, we have entered into agreements to license them to other manufacturers within the performance sport boat category. We believe licensing our products provides us with a significant strategic advantage over our competitors by allowing us to expand into other markets and broadening the appeal of these technologies into segments that would not otherwise have them, thereby eventually creating a path to a Malibu purchase.
Strong Dealer Network. We have worked diligently with our dealers to cultivate one of the strongest distribution networks in the recreational powerboat industry. We believe that our distribution network allows us to distribute our products more broadly and effectively than our competitors. We continually review our geographic coverage to identify opportunities for expansion and improvement, and will, where necessary, add dealer locations to address previously underserved markets or replace underperforming dealers.
Highly Recognized Brands. We believe our Malibu, Axis and Cobalt brands are widely recognized in the recreational powerboat industry, which helps us reach a growing number of target consumers. For over 30 years, our Malibu brand has generated a loyal following of recreational boaters and water sports enthusiasts who value the brand’s premium performance and features. Our Axis brand has grown rapidly as consumers have been drawn to its more affordable price point and available optional features. Our Cobalt brand has developed into one of the industry’s most recognizable and respected brands over its

50-year history. We believe that the appeal of our superior performance and innovative products combined with our history with boating enthusiasts and professional water sports athletes contributes to our brand awareness with dealers and consumers. We are able to build on this brand recognition and support through a series of marketing initiatives coordinated with our dealers or executed directly by us. Our marketing efforts are conducted using an array of strategies, which include digital advertising, social media engagement, advertisements in endemic media and the sponsorship of grass-roots boating and watersport events. Additionally, our boats, their innovative features, our sponsored athletes and our dealers all frequently win industry awards, which we believe further boosts our brand recognition and reputation for excellence. We believe our marketing strategies and accomplishments enhance our profile in the industry, strengthen our credibility with consumers and dealers, and increase the appeal of our brands.
Diverse Product Offering. We are able to engage consumers across multiple categories within the recreational powerboat industry. Malibu and Axis operates in the performance sport boat category, controlling the highest market share. Cobalt is the market leader in the 24’—29’ segment of the sterndrive category, and has recently expanded its product portfolio beyond traditional sterndrive boats with the introduction of its wake surfing and outboard product lines, increasing Cobalt’s addressable market. If we complete our pending acquisition of Pursuit, we will also offer products in another major industry category with our entry into the saltwater outboard fishing boat market.
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
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the recreational powerboat industry, while also updating and refreshing our existing boat models regularly. Second, we seek to develop and integrate innovative new or enhanced optional feature offerings into our boats. For our Malibu and Axis brands this includes Surf Gate, Malibu Command Center, Power Wedge III, and integrated Swim Step. For Cobalt, it includes launching reverse outboard propulsion models to expand its addressable market. Cobalt has been able to achieve growth in recent years partly by pivoting and expanding into the performance sport boat category through its new Cobalt Surf series, combining new surf features into successful preexisting models. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading-edge boat manufacturer and provides us with a competitive advantage.
Further Strengthen Our Dealer Network. Our goal is to achieve and maintain leading market share in each of the categories in which we operate. We continually assess our distribution network and believe we take the actions necessary to achieve our goal. We intend to strengthen our current footprint by selectively recruiting market-leading dealers who currently sell our     competitors’ products. In addition, we plan to continue expanding our dealer network in certain geographic areas to increase consumer access and service in strategic markets. We believe our targeted initiatives to enhance and grow our dealer network across our three brands will increase unit sales in the future.
Continue to Seek Vertical Integration Opportunities. Over the past several years, we have focused on expanding our vertical integration capabilities, having brought in-house the production of towers and tower accessories, trailers, machined and billet parts, and, most recently, marinizing our own engines for our Malibu and Axis brand boats. Additional vertical integration opportunities exist across our product portfolio and we are aggressively monitoring these opportunities.
Selectively Pursue Strategic Acquisitions. One of our growth strategies is to drive growth in our business through targeted acquisitions that add value while considering our existing brands and product portfolio. We have focused on growth through acquisitions both domestically and abroad, as evidenced by our recent announcement of our entry into an agreement to acquire Pursuit, our acquisition of Cobalt in July 2017 and our acquisition of our Australian licensee in October 2014. The primary objectives of our acquisitions are to expand our presence in new or adjacent categories, to expand into other product lines and business that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market share, strong cash flows, and an experienced management team and workforce that provide a fit with our existing operations. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and revenue synergies, such as the optimization of manufacturing operations, improved processes around product development, enhancement of our existing dealer distribution network, administrative cost savings, shared procurement, vertical integration and cross-selling opportunities.

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

Our Products and Brands
We design, manufacture and sell recreational powerboats, including performance sport boats, sterndrive and outboard boats across three world-renowned brands: Malibu, Axis, and Cobalt. We believe we deliver superior performance for general recreational purposes with a significant focus on water sports, including wakeboarding, water skiing and wake surfing. In addition, we also offer various accessories and aftermarket parts. The following table provides an overview of our product offerings by brand:

Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	11	20'-25'	$55-$180	Founded in 1982, Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Malibu is comprised of three product lines:
				• Wakesetter Series - Our line of highly-customizable boats offering our most innovative technologies and premium features, with the newest color options and interior finishes.

• M Series - Our line of ultra-premium towboats, featuring the Malibu M235, loaded with every technologically innovative feature we offer including our Integrated Surf Platform, premium luxury interiors, most advanced helm in the industry, and our most powerful engine.

				• Response Series - Our line of high-performance water ski focused towboats completely redesigned in 2017.
Axis	5	20’-24’	$55-$105
Launched in 2009, Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate. Axis currently features five models.

Cobalt	15	20’-40’	$55-$750	Founded in 1967, Cobalt is a premium luxury sterndrive and outboard boat manufacturer available in five product lines:

•  Gateway Series - Our entry level fiberglass sterndrive sporting the refined quality of Cobalt boats. The Gateway series is designed to allow for the comfort, convenience, and performance typically found on much larger Cobalt boats while allowing for an “athletic” use.

				• R Series - Our mid-range premium fiberglass sterndrive boat in the largest segment that has a sleek, powerful look with a smooth ride and exceptional performance.
				• A Series - Our super premium fiberglass sterndrive boat that blends yacht-like qualities with a unique, powerful look as well as a smooth ride and exceptional performance.
				• SC Series - Our line of outboard boats designed for increased saltwater durability and ease of maintenance.

• WSS Surf Series - Focused on watersports and based on our Gateway Series and R Series. Features a sport tower for higher tow point, storage racks, integrated billet board racks, optional tower lights, ballast, surf systems and directional speakers with a look designed to appeal to our younger customers.

Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu Wakesetter models and Axis brand boats. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. Recent enhancements to Surf Gate have improved upon the system’s actuators, allowing for easier and faster transfer, as well as the installation of an indicator horn and optional light signaling, which alert riders to wave transfers. For the 2016 model year, we introduced our patented Surf Band technology that allows the rider to control the surf wave, shape, size and side. Some of our other notable innovations include Power Wedge III, G3/G4/GX Tower, Electronic Dashboard Controls, Swim Step, and TrueWave. We won the Boating Industry Magazine's "Top Product" award in 2018 for Surf Band and in 2016 for our ISP in 2016 as well as the "WSIA Innovation of Year" for our Malibu Command Center in 2017.
We also offer an array of less technological, but nonetheless value-added boat features such as gelcoat upgrades, upholstery upgrades, engine drivetrain enhancements (such as silent exhaust tips, propeller upgrades and closed cooling engine configuration), sound system upgrades, bimini tops, boat covers and trailers which further increase the level of customization afforded to consumers.

Our Dealer Network
We rely on independent dealers to sell our products. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure our dealer network remains the strongest in the industry. As a member of our network, dealers in North America may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments and other allowances. In Europe, dealers may qualify for floor plan financing programs. We expect this will strengthen our dealers ability to sell our products in Europe. We believe our dealer network is the most extensive in the market.
North America
As of July 1, 2018, our dealer network consisted of over 220 dealer locations servicing the performance sport boat, sterndrive, and outboard markets strategically located throughout the U.S. and Canada. Approximately 50% of our dealers have been with us, or with Cobalt prior to our acquisition of Cobalt, for over ten years. We do not have a significant concentration of sales among our dealers. For fiscal year 2018, our top ten dealers accounted for approximately 30% of our units sold and none of our dealers accounted for more than 8% of our total sales volume. If we complete our acquisition of Pursuit, we will have approximately 40 additional dealer locations.
We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We believe that our diverse product offering and strong market position in each region of the United States will help us capitalize on growth opportunities as our industry continues to recover from the economic downturn. We have the ability to opportunistically add new dealers and new dealer locations to previously underserved markets and use data and performance metrics to monitor dealer performance. We believe our outstanding dealer network allows us to distribute our products more efficiently than our competitors.
International
We have an extensive international distribution network for our Malibu, Axis, and Cobalt brands. As of July 1, 2018, our dealer network consisted of over 80 dealer locations throughout Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand. We service our independent dealers in the Australian and New Zealand markets who sell our Malibu and Axis brand boats through our Australian operations acquired in October 2014.
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
Our dealer network, including all additions, renewals, non-renewals or terminations, is managed by our sales personnel. Our sales teams operate using a semi-annual dealer review process involving our senior management team. Each individual dealer is reviewed semi-annually with a broad assessment across multiple key elements, including the dealer’s geographic region, market share and customer service ratings, to identify underperforming dealers for remediation and to manage the transition process when non-renewal or termination is a necessary step.

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
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2018, approximately 80% of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any loss on the resale of a repurchased unit, which is often less than 10% of the repurchase amount. For fiscal year 2018 and 2017, we did not repurchase any boats under our repurchase agreements. For fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers.
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
Our marketing strategy focuses on strengthening and promoting Malibu and Axis brands in the performance sport boat marketplace and the Cobalt brand in the outboard and sterndrive marketplaces. In addition to the Malibu, Axis and Cobalt websites and traditional marketing channels such as print advertising and tradeshows, we maintain an active digital advertising and social media platform for all brands, including use of Facebook and Twitter to increase brand awareness, foster loyalty and build a community of users. In addition, we benefit from various Cobalt, Malibu and Axis user-generated videos and photos that are uploaded to websites including YouTube, Vimeo and Instagram.
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering teams located in Tennessee, Kansas, and California and evidenced by our track record of new product introduction. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all facets of our new product strategy, including designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats. In addition, our Chief Executive Officer and Chief Operating Officer are actively involved in the product development process and integration into manufacturing.
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
Manufacturing
Malibu has four manufacturing facilities located in three U.S. states and Australia. We produce performance sport boats through our Malibu and Axis brands at our Tennessee and Australia manufacturing facilities and sterndrive and outboard boats through out Cobalt brand at our Kansas manufacturing facility. For our Malibu and Axis brands, we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility and trailers at our Tennessee facility. If we complete our acquisition of Pursuit, we will add a manufacturing facility in Fort Pierce, Florida.
Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management and testing. Each boat is produced on an established cycle depending on model that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing and on-the-water testing. Production of cruisers occurs on a dedicated line that allows for the increased time needed to add the additional content required for production of larger boats. Trailers are also produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state of the art system and installation of components. We manufacture certain components and subassemblies for our boats, such as upholstery, stainless steel and aluminum billet and towers. We procure other components, such as electronic controls, from third-party vendors and install them on the boat. As noted elsewhere, we are in the process of marinizing our own engines for our Malibu and Axis brands and have successfully incorporated them in select models. Our tower-related manufacturing in California uses multiple computer-controlled machines to cut all of the aluminum parts required for tower assembly. We are the only performance sport boat company that manufacturers towers in-house. We believe that the vertical integration of these components is a distinct competitive advantage that allows us to control key design elements of our boats and generate higher margins.
We are committed to continuous improvement in our operations, and we believe our efforts in this regard have resulted in higher gross margins. Specifically, we have increased labor efficiency and reduced cost of materials. Our production engineers evaluate and seek to optimize the configuration of our production line given our production volumes and model mix. We use disciplined mold maintenance procedures to maintain the usable life of our molds and to reduce surface defects that would require rework. We have instituted scrap material reduction and recovery processes, both internally and with our supplier base, helping to manage our material costs. Finally, we have implemented a quality management system to ensure that proper procedures and control measures are in place to deliver consistent, high-quality product, especially as our production volumes have increased.
Suppliers
We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, hydrocarbon feedstocks and steel, as well as product parts and components, such as engines and electronic controls, through a sales order process. The most significant component used in manufacturing our boats, based on cost, are engines. While we maintain a strong and long-standing relationship with our primary supplier of engines, we, through our vertical integration initiative to manufacture our own engines, entered into an engine supply agreement with General Motors LLC (“General Motors”) in November 2016 for the supply of engines to us for use in our Malibu and Axis brand boats beginning as early as model year 2019 through model year 2023. We will be solely responsible for integrating the engines for marine use. We intend to continue to purchase engines from one of our current engine suppliers for at least model year 2019. We adopted this strategy in order to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
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
In August 2018, we entered into an agreement with Yamaha Motor Corporation, U.S.A., or Yamaha, that becomes effective only if we complete our acquisition of Pursuit. Under our agreement with Yamaha, we will be obligated to purchase Yamaha outboard engines for use in at least 90% of all of our boats equipped with outboard motors, which would include boats under our Cobalt brand and Pursuit brand, if that acquisition is completed. We will be required to purchase a minimum volume of engines from Yamaha for the term of the agreement or refund unearned funds to Yamaha.
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
Our Malibu and Axis brands have a limited warranty for a period up to five years. Prior to 2016, we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. For our Cobalt brand boats, we provide a structural warranty of up to ten years which covers hull/deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, we provide a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components. Malibu does provide for a limited warranty of up to five years or five-hundred hours on engines that it manufacturers.
If we complete our acquisition of Pursuit, we will continue to provide warranties for Pursuit boats, which provide limited warranty for a period of up to five years on structural components such as the hull, deck and fiberglass fuel tanks and defects in the gelcoat surface of the hull bottom, and up to two years for components and accessories, subject to certain exclusions. In addition, we will be assuming any warranty claims on Pursuit boats manufactured prior to our acquisition of Pursuit.
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 25 U.S. patents, 4 Australian patents, and 4 pending U.S. patent applications.
We own 35 registered trademarks in various countries around the world. Such trademarks may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. We currently do not own any registered copyrights.
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
Hazardous Materials and Waste
Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive or reactive and are classified as hazardous materials by the national, state and local governments in those jurisdictions where we manufacture our products. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in the United States by the United States Environmental Protection Agency (“USEPA”), and state and local environmental agencies. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in Australia by the Australian Department of Environment and Energy, the New South Wales Environmental Protection Agency and other state and local authorities. Failure by us to properly handle, store, release, treat, recycle or dispose of our hazardous materials and wastes could result in liability for us, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations or facilities. We are not aware of any material contamination at our current or former facilities for which we could be liable under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Future spills or accidents or the discovery of currently unknown conditions or non-compliance could, however, could give rise to investigation and remediation obligations or related liabilities.
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
The USEPA and the California Air Resources Board (“CARB”) have adopted regulations stipulating that many marine propulsion engines and watercraft meet certain air emission standards. Some of these standards require fitting a catalytic converter to the engine. These regulations also require, among other things, that engine manufacturers provide a warranty that their engines meet USEPA and CARB emission standards. The engines used in our products are subject to these regulations. CARB also recently adopted an evaporative emissions regulation that applies to all model year 2019 spark-ignition marine watercraft with permanently installed fuel tanks sold in California. The new regulation requires subject boat manufacturers to use specific CARB-certified components for the fuel systems in their boats, or to certify the boat meets a related performance standard. The USEPA and CARB emissions regulations have increased the cost to manufacture our products.
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
Employees
As of July 31, 2018, 2017 and 2016, we had approximately 1,345, 1,240, and 540 employees worldwide, respectively. None of our employees are party to a collective bargaining agreement. We believe that our relations with our employees are good.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 95.2% of the economic interest in the LLC as of June 30, 2018.
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
The diagram below depicts our current organizational structure, as of June 30, 2018:

LLC Unit Holders
Class A Stockholders
Class A Common Stock
• 95.2% of voting power in Malibu Boats, Inc.
• 100.0% of economic interests in Malibu Boats, Inc., representing a 95.2% economic interest in Malibu Boats Holdings, LLC
Class B Common Stock
• Voting rights only
• One vote for each LLC Unit held by such owner
• 4.8% of voting power in Malibu Boats, Inc.
Malibu Boats, Inc.
Sole Managing Member and LLC Units
• 95.2% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
• Number of units held equals number of outstanding shares of Class A Common Stock
• 100% of voting power in Malibu Boats Holdings, LLC, subject to certain limited exceptions
LLC Units
• 4.8% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
• Not publicly traded
• Economic rights only, subject to certain limited approval rights
• Exchangeable on 1-for-1 basis for shares of Class A Common Stock
Malibu Boats Holdings, LLC
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
Demand for new recreational powerboats has been significantly influenced in the past by weak economic conditions, low consumer confidence and high unemployment and increased market volatility worldwide, especially in the United States. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels, and our success depends on general economic conditions and overall consumer confidence and personal income levels. Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and adversely affect our business, financial condition and results of operations. We cannot predict the duration or strength of an economic recovery, either in the United States or in the specific markets where we sell our products.

Consumers often finance purchases of our products and accordingly, consumer credit market conditions also influence demand for our boats. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.
We have signed an agreement to purchase substantially all of the assets of the Pursuit division of S2 Yachts, Inc., which is subject to closing conditions. If we are unable to complete this acquisition we will not be able to realize any anticipated benefits of the acquisition.
On August 21, 2018, we entered into an agreement with S2 Yachts, Inc. and other parties thereto to acquire the Pursuit division, or Pursuit, of S2 Yachts, Inc. Although we currently expect the acquisition of Pursuit to close in the fourth quarter of calendar 2018, the acquisition is subject to closing conditions and there can be no assurance that it will be completed as expected or at all. If the acquisition of Pursuit is not completed, we will be subject to a number of risks without realizing the anticipated benefits of having completed the acquisition, including the following:

•
the market price of our securities could decline to the extent that the current market price reflects a market assumption that the acquisition of Pursuit will be completed, or to the extent that investors believe that the acquisition of Pursuit is material to our business strategy;

•
we will be required to pay our costs relating to the acquisition of Pursuit, such as legal, accounting, financing and financial advisory fees, whether or not the acquisition of Pursuit is completed; and

•	a delay in the closing or inability to close may require more time of our management that could be used for ongoing operational matters.
We continue to grow our business through acquisitions or strategic alliances and new partnerships, such as our pending acquisition of Pursuit and our recent acquisition of Cobalt, and we may not be successful in completing or integrating these acquisitions in a way that fully realizes their expected benefits to our business.
We continue to grow our business through acquisitions and strategic alliances, including our pending acquisition of Pursuit, our acquisition of Cobalt in 2017 and of our Australian licensee in 2015. We believe these acquisitions will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets and obtain other competitive advantages. We cannot assure you, however, that we will fully realize these benefits. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Further, we may not be able to identify future acquisition candidates or strategic partners as part of our growth strategy that are suitable to our business, or we may not be able to obtain financing on satisfactory terms to complete such acquisitions.
Our results after the acquisition of Cobalt and, if completed, our acquisition of Pursuit may suffer if we do not effectively manage our expanded operations following the acquisitions.
The size of our business increased significantly as a result of our acquisition of Cobalt and may increase further as a result of our pending acquisition of Pursuit. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the benefits from our acquisition of Cobalt or the expected benefits currently anticipated from the completion of our acquisition of Pursuit.
We have incurred and will continue to incur significant acquisition-related integration costs and transaction expenses in connection with the acquisition of Cobalt and pending acquisition of Pursuit.
We incurred non-recurring, acquisition-related integration costs with the integration of Cobalt into our business, and we anticipate that we will incur similar charges in connection with the integration of Pursuit if we complete that acquisition. We cannot currently identify the timing, nature and amount of the integration related cost we will incur with our anticipated integration of Pursuit. We have also incurred and will continue to incur significant transaction costs related to the negotiation and completion of our acquisition of Pursuit. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.
The Cobalt and Pursuit businesses may underperform relative to our expectations.

Although Cobalt has been a part of our business since July 2017, we are still integrating its business into our operations. We will also need to integrate the operations of Pursuit if we complete that acquisition. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we, Cobalt and Pursuit have achieved or might achieve separately. The business and financial performance of Cobalt and Pursuit are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the Cobalt and Pursuit brands. We may be unable to achieve the same growth, revenues and profitability that Cobalt and Pursuit has each achieved in the past.
Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.
Our growth strategy could include acquiring businesses, similar to our acquisition of Cobalt in July 2017 and our pending acquisition of Pursuit, and the integration of new product lines or related products to our boats, similar to our integration of the manufacturing of our own trailers beginning with model year 2016 and our initiative to integrate the production of our own engines as soon as model year 2019. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity. For instance, we are increasing the amount available to borrow under our existing revolving credit facility by an incremental $50.0 million to fund a portion of our purchase price of Pursuit. Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.
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
Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal years 2018, 2017 and 2016, our top ten dealers for Malibu and Axis brands accounted for 37.3%, 40.6% and 31.9%, respectively, of our total units sold. For Cobalt's fiscal years 2018, 2017 and 2016, Cobalt's top ten dealers account for 44.4%, 41.8%, and 39.2%, respectively, of Cobalt's total units sold. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality, price, value and availability of the manufacturers' products, the manufacturers' attention to customer service and the marketing support that the manufacturer provides to the dealers. We face intense competition from other recreational powerboat manufacturers in attracting and retaining dealers, and we cannot assure you that we will be able to attract or retain relationships with qualified and successful dealers. We cannot assure you that we will be able to maintain or improve our relationship with our dealers or our market share position. In addition, independent dealers in the recreational powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers, including our network of Cobalt dealers, would have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, upon the financial health of our dealers and their continued access to financing.
Because we sell nearly all of our products through dealers, the financial health of our dealers is critical to our success. Our business, financial condition and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations and personal financial issues.
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
The seasonality of retail demand for our products, together with our goal of balancing production throughout the year, requires us to manage our manufacturing and allocate our products to our dealer network to address anticipated retail demand. Our dealers must manage seasonal changes in consumer demand and inventory. If our dealers reduce their inventories in response to weakness in retail demand, or if new models or product introductions are expected to replace or reduce demand for older models or products, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we must balance the economies of level production with the seasonal retail sales pattern experienced by our dealers. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition and results of operations.
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
The recreational powerboat industry, and in particular the performance sport boat category, is highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently serve and new markets that we may enter in the future, including the saltwater outboard fishing boat market in which Pursuit competes. Competition is based primarily on brand name, price, product selection and product performance. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition and results of operations.
Our sales may be adversely impacted by increased consumer preference for used boats or the supply of new boats by competitors in excess of demand.
During the economic downturn that commenced in 2008, we observed a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur again, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations or financial condition.
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
This strategy will require significant additional capital. We purchased an additional facility adjacent to our current manufacturing facility for the production of our engines. We expect a total investment through expenditures, working capital, and capital expenses of approximately $18.0 million for the three years since entering the engine supply agreement in November 2016, which we have financed and intend to continue to finance with cash from operations and our revolving credit facility. In addition, this strategy will increase the fixed costs of our operations. And, because the integration of engines into our manufacturing process is new to us, we must be successful in continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. If we are not successful in our engine integration strategy, it could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.

We have entered into an agreement with Yamaha Motor Corporation, U.S.A. that will require us to purchase substantially all of our outboard motors from Yamaha if we complete our acquisition of Pursuit, which will make us reliant on Yamaha for our supply of outboard engines.

In August 2018, we entered into an agreement with Yamaha Motor Corporation, U.S.A., or Yamaha, that becomes effective only if we complete our acquisition of Pursuit. Under our agreement with Yamaha, we will be obligated to purchase Yamaha outboard engines for use in at least 90% of all of our boats equipped with outboard motors, which would include boats under our Cobalt brand and Pursuit brand, if that acquisition is completed. While we believe that this agreement with Yamaha will provide the engines we need for our Cobalt boats and Pursuit boats, if the acquisition of Pursuit is completed, Yamaha could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the outboard engines we use. We will also be required to purchase a minimum volume of engines from Yamaha for the term of the agreement or refund unearned funds to Yamaha. While we believe such minimum amount is achievable at our current volumes, there can be no assurance that we will continue to maintain such volumes in the future.
As a result of our engine integration strategy, we will rely solely on General Motors for the supply of Malibu and Axis engines, which we will then integrate for marine use.

The availability and cost of engines used in the manufacture of our boats are critical. For fiscal years 2018, 2017 and 2016, we purchased approximately 66%, 64% and 60%, respectively, of the engines for our Malibu and Axis boats from a single supplier. These engines were prepared for marine use as purchased. We have begun purchasing engines from General Motors LLC for our Malibu and Axis boats and we will prepare the engines for marine use. We expect to be purchasing engines solely from General Motors as soon as model year 2020. If we are required to replace General Motors for any reason, it could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations.
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
In particular, the availability and cost of engines used in the manufacture of our boats are critical. For fiscal years 2018, 2017 and 2016 we purchased approximately 66%, 64% and 60%, respectively, of the engines for our Malibu and Axis boats from a single supplier. Even with our engine integration strategy, we intend to continue to purchase engines for our Malibu and Axis boats from our engine supplier through at least model year 2019. If we are required to replace these suppliers or the supplier of any other key components or raw materials, it could cause a decrease in products available for sale or an increase in the cost of sales, either of which could adversely affect our business, financial condition and results of operations even as our engines development initiative continues.
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
For Cobalt boats, we provide limited warranty for a period of up to ten years on structural components such as hull/deck joints, bulkheads, floor, transom, stringers, and motor mount, and up to five years on manufactured or purchased components, including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. If we complete our acquisition of Pursuit, we will continue to provide warranties for Pursuit boats, which provide limited warranty for a period of up to five years on structural components such as the hull, deck and fiberglass fuel tanks and defects in the gelcoat surface of the hull bottom, and up to two years for components and accessories, subject to certain exclusions. In addition, we will be assuming any warranty claims on Pursuit boats manufactured prior to our acquisition of Pursuit.
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
We depend on key personnel and we may not be able to retain them or to attract, assimilate, and retain highly qualified employees in the future.
Our future success will depend in significant part upon the continued service of our senior management and our continuing ability to attract, assimilate, and retain highly qualified and skilled managerial, product development, manufacturing, and marketing and other personnel. The loss of services of any members of our senior management or key personnel or the inability to hire or retain qualified personnel in the future could adversely affect our business, financial condition, and results of operations.
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
We currently sell our products throughout the world. Our total sales outside North America were less than 10% of our total revenue for fiscal years 2018, 2017 and 2016. International markets have been, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions, could adversely affect such growth. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market and our distributors or licensee sell our products are to some degree subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

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

•	new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives and distributors, including the imposition of additional or new tariffs;

•	the imposition of increases in costly and lengthy import and export licensing and other compliance requirements, customs duties and tariffs, license obligations and other non-tariff barriers to trade;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

•	difficulties in enforcing or defending intellectual property rights.
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
We rely on the continuous operation of manufacturing facilities in Tennessee, Kansas, California and Australia. If we

complete our acquisition of Pursuit, we will also have manufacturing facilities in southern Florida. Any natural disaster or other serious disruption to our facilities due to fire, flood, earthquake or any other unforeseen circumstances could adversely affect our business, financial condition and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facilities.
Increases in income tax rates or changes in income tax laws or enforcement could have a material adverse impact on our financial results.
Changes in domestic and international tax legislation could expose us to additional tax liability and could impact the amount of our tax receivable agreement liability. Although we monitor changes in tax laws and work to mitigate the impact of proposed changes, such changes may negatively impact our financial results. In addition, any increase in individual income tax rates, such as those implemented in the United States at the beginning of 2013, would negatively affect our potential consumers’ discretionary income and could decrease the demand for our products. While we do not expect the provisions of the Tax Cuts and Jobs Act of 2017, or the Tax Act to have a material adverse impact on our business or financial results, quantifying all of the impacts of the Tax Act requires significant judgment by our management, including the inherent complexities involved in determining the timing of reversals of our deferred tax assets and liabilities. Accordingly, we will continue to analyze the impacts of the Tax Act on our business and financial results and, if necessary, record any further adjustments to our deferred tax assets and liabilities and our tax receivable agreement liability in future periods. Such adjustments may negatively impact our financial results.
The credit agreement governing our revolving credit facility and term loan contains restrictive covenants which may limit our operating flexibility and may impair our ability to access sufficient capital to operate our business.
We have relied on and continue to rely on our term loan and revolving credit facility to provide us with adequate liquidity to operate our business. Our credit agreement governing our revolving credit facility and term loan contains restrictive covenants that limit our ability to, among other things, incur additional debt and additional liens on property and make future payments of dividends or distributions on our capital stock. Further, the credit agreement requires compliance with financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA.
These covenants may affect our ability to operate and finance our business as we deem appropriate. Violation of these covenants could constitute an event of default under the credit agreement governing our revolving credit facility and term loan. If there were an event of default under the credit agreement, our lenders could reduce or terminate our access to amounts under our credit facilities or declare all of the indebtedness outstanding under our revolving credit facility and term loan immediately due and payable. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to continue funding our operations or to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our revolving credit facility and term loan. If amounts outstanding under the revolving credit facility or term loan were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the credit agreement governing our revolving credit facility and term loan could have a material adverse effect on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility and term loan are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at relatively low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We manage our exposure to interest rate movements on our term loan through the use of an interest rate swap agreement on a notional amount of $39.3 million. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument may cause volatility in our interest expense based on fluctuations in interest rates. In the future, we may enter into similar interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility on the remaining unhedged portion of our term loan; however, there is no guarantee we may take such action and we may not fully mitigate our interest rate risk. A hypothetical 1% increase in LIBOR over the 1.52% floor could increase our annual interest expense and related cash flows by approximately $0.9 million based on the unhedged portion of the amounts outstanding under our credit facility as of June 30, 2018.
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

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after our initial public offering (June 30, 2019) or until the earliest of (1) the last day of the fiscal year in which we have annual gross revenue of $1.0 billion or more, (2) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (3) the date on which we are deemed to be a large accelerated filer under the federal securities laws, which requires, among other things, the market value of our common stock held by non-affiliates to be at least $700.0 million as of the last business day of our second fiscal quarter. We would qualify as a large accelerated filer as of the first day of the first fiscal year after we have more than $700.0 million in our outstanding common equity held by our non-affiliates on the last business day of our second fiscal quarter. We expect that we will no longer qualify as an emerging growth company as of June 30, 2019.
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
Section 404(a) of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of our internal control over financial reporting. Management is similarly required to review disclosure controls, which are controls established to ensure that information required to be disclosed in SEC reports is recorded, processed, summarized and reported in a timely manner. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. We expect our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting beginning with our fiscal year ending June 30, 2019.
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
We became a public company on January 30, 2014. As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. We expect these costs to increase after we cease to qualify as an emerging growth company, which we expect to be on June 30, 2019. Our management and other personnel devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs have increased. It is likely that we will need to hire additional staff in the areas of investor relations, legal and accounting as we continue to operate as a public company. We also believe it is more difficult and expensive for us to obtain director and liability insurance as a public company, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur in the future or the timing of such costs.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As an emerging growth company, we are not required to comply with the auditor attestation provisions of Section 404 but we expect to comply beginning with our fiscal year ending June 30, 2019. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.
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
Malibu Boats, Inc. is a holding company and has no material assets other than our ownership of LLC Units. Malibu Boats, Inc. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by us. To the extent that we need funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC, Malibu Australian Acquisition Corp., and Cobalt Boats, LLC from paying dividends or making distributions. Our credit agreement permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $20.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants.

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
We expect that the payments that we may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $55.0 million over the next eighteen (18) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. For example, during the second quarter of fiscal 2018, the U.S. Congress enacted tax legislation called the Tax Cuts and Jobs Act of 2017 ("the Tax Act") on December 22, 2017, which, among other provisions, lowered our U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act lowered the estimated tax rate used to compute our future tax obligations and, in turn, reduced the future tax benefit expected to be realized by us related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax rate assumptions used to estimate the tax receivable agreement liability, resulted in a decrease in the tax receivable agreement liability of $30.3 million during the second quarter of fiscal 2018. Refer to Note 10 for further information on the Tax Act. Also, during the first quarter of fiscal 2018, we acquired Cobalt, which expanded our footprint into new state tax jurisdictions. This change in the our state tax posture increased the estimated tax rate used in computing our future tax obligations and, in turn, increased the future tax benefit expected to be realized by us related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax rate assumptions used to estimate the tax receivable agreement liability resulted in an increase in the tax receivable agreement liability of $6.0 million during the first quarter of fiscal year 2018. During the fourth quarter of fiscal year 2017, the state of Tennessee enacted tax legislation, which lowered the estimated tax rate used in computing our future tax obligations and, in turn, reduced the future tax benefit expected to be realized by us related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. The change in the underlying tax rate assumptions used to estimate our tax receivable agreement liability resulted in a decrease in such liability of  $8.1 million during the fourth quarter of fiscal year 2017.
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
Our stock price ranged from $25.00 per share to $46.49 per share during fiscal year 2018. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the many risk factors listed in this section, and others beyond our control, including:

•	our ability to continue to integrate our acquisition of Cobalt and the possible integration of our pending acquisition of Pursuit into our business;

•	our ability to complete our acquisition of Pursuit;

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	addition or loss of consumers or dealers;

•	actual or anticipated changes in our rate of growth relative to our competitors;

•	additions or departures of key personnel;

•	failure to introduce new products, or for those products to achieve market acceptance;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	changes in applicable laws or regulations;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A Common Stock by us or our stockholders; and

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares.
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
The trading market for our Class A Common Stock may depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish research or reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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
We currently do not plan to declare or pay dividends on shares of our Class A Common Stock in the foreseeable future. Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from the LLC and the LLC also relies on its subsidiaries for receipt of cash for distributions. This may further restrict our ability to pay dividends as a result of the laws of the jurisdiction of organization of the LLC and its subsidiaries, agreements of the LLC or its subsidiaries or covenants under our, the LLC’s or its subsidiaries’ existing or future indebtedness. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC, Malibu Australian Acquisition Corp. and Cobalt Boats, LLC. from paying dividends or making distributions. Our credit agreement permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $20.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants. Consequently, for stockholders the only opportunity to achieve a return on the shares they purchase will be if the market price of our Class A Common Stock appreciates and they sell their shares at a profit.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Tennessee
Our Malibu and Axis boats are manufactured and tested on the lake at our 239,300 square-foot facility located in Loudon, Tennessee. Our Loudon facility also includes trailer manufacturing along with warehouse and office space and is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each.

On November 10, 2016, we completed the purchase of an additional facility in Loudon, Tennessee. The facility contains approximately 70,000 square feet of production, warehouse and office space and is utilized for our engine vertical integration initiatives. Both of our Loudon facilities are used in our Malibu U.S. segment.
Kansas
On July 6, 2017, we completed the acquisition of Cobalt and its manufacturing facilities. Cobalt boats are manufactured in Neodesha, Kansas with four locations providing 451,000 square feet of manufacturing space. Our Neodesha facility is used in our Cobalt segment.
California
We lease a 172,500 square-foot facility in Merced, California pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. Our Merced site houses both our product development team that focuses on design innovations as well as our tower and tower accessory manufacturing operations. The components assembled at this site are delivered to our facilities in Tennessee and our Australian licensee. Our Merced site is used in both our Malibu U.S. and Malibu Australia segments.
Australia
We manufacture and test boats at two facilities in Albury, Australia with combined square-footage of 68,222. Each facility is leased pursuant to a lease agreement and each with a term through October 22, 2024, with two 5-year options to extend lease term. Our Albury facilities are used in our Malibu Australia segment.
Item 3. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K
Item 4. Mine Safety Disclosures
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

	High	Low
Fiscal Year 2017
First Quarter	$16.78	$12.13
Second Quarter	$20.10	$14.12
Third Quarter	$22.95	$17.17
Fourth Quarter	$29.50	$21.39

Fiscal Year 2018
First Quarter	$31.94	$25.00
Second Quarter	$33.35	$27.44
Third Quarter	$36.81	$27.85
Fourth Quarter	$46.49	$32.03
On September 5, 2018, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $49.69 per share. As of September 5, 2018, we had approximately seven holders of record of our Class A Common Stock and 17 holders of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Our credit agreement governing our credit facility generally prohibits the LLC and our other subsidiaries from paying dividends or making distributions to us. Our credit agreement permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $20 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on January 31, 2014 (the first day of trading of our Class A Common Stock), through June 30, 2018 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any stock during the quarter ended June 30, 2018. The stock repurchase program which was authorized by our Board of Directors on February 1, 2016 expired on February 8, 2017.
Unregistered Sales of Equity Securities
On June 1, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, we issued a total of 17,000 shares of our Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On June 1, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, we issued a total of 5,978 shares of our Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2018 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014 (1)
	(Dollars in thousands)
Consolidated statement of operations and comprehensive income (loss) data:
Net sales	$497,002	$281,937	$252,965	$228,621	$190,935
Cost of sales	376,660	206,899	186,145	168,192	140,141
Gross profit	120,342	75,038	66,820	60,429	50,794
Operating expenses:
Selling and marketing	13,718	8,619	7,475	7,007	6,098
General and administrative	31,359	24,783	21,256	19,809	39,974
Amortization	5,198	2,198	2,185	2,463	5,177
Operating income (loss)	70,067	39,438	35,904	31,150	(455)
Other income (expense), net	19,320	9,230	(3,808)	696	(2,953)
Net income (loss) before income tax expense (benefit)	89,387	48,668	32,096	31,846	(3,408)
Income tax expense (benefit)	58,418	17,593	11,801	8,663	(2,220)
Net income (loss)	30,969	31,075	20,295	23,183	(1,188)
Net income attributable to non-controlling interest [2]	3,356	2,717	2,253	8,522	3,488
Net income (loss) attributable to Malibu Boats, Inc.	$27,613	$28,358	$18,042	$14,661	$(4,676)

Net income (loss) available to Class A Common Stock per share [3]:					For Period from February 5, 2014 to June 30, 2014
Basic	$1.37	$1.59	$1.01	$0.93	$(0.42)
Diluted	$1.36	$1.58	$1.00	$0.93	$(0.42)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	20,179,381	17,846,894	17,934,580	15,732,531	11,055,310
Diluted	20,281,210	17,951,332	17,985,427	15,741,018	11,055,310

Consolidated balance sheet data:
Total assets	$365,768	$223,663	$222,326	$200,314	$84,801
Total current liabilities	65,386	39,185	47,829	33,539	42,961
Total long-term liabilities	160,511	132,242	154,468	165,490	13,770
Total stockholders’/members' equity	139,871	52,236	20,029	1,285	28,070

Additional financial and other data:
Unit volume	6,292	3,815	3,569	3,404	2,910
Gross margin	24.2%	26.6%	26.4%	26.4%	26.6%
Adjusted EBITDA [4]	$92,718	$55,721	$48,231	$43,648	$37,272
Adjusted EBITDA margin [4]	18.7%	19.8%	19.1%	19.1%	19.5%
Adjusted fully distributed net income per share [4]	$2.60	$1.56	$1.32	$1.11	$0.78

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

(2)
For the period after the IPO on February 5, 2014, the non-controlling interest represents the portion of earnings or (loss) attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 5.3%, 7.0%, 11.1%, 36.8% and 50.7% for the fiscal years ended June 30, 2018, 2017, 2016, 2015 and for the period from February 5, 2014 (the date of our IPO) to June 30, 2014, respectively. The non-controlling interest was 4.8% as of June 30, 2018, 6.6% as of June 30, 2017, 7.4% as of June 30, 2016 and 2015 and 50.7% as of June 30, 2014, respectively. Since all of the earnings prior to February 5, 2014 were entirely allocable to the LLC Unit holders, we updated our historical presentation to attribute these earnings to the non-controlling interest accordingly.

(3)
As noted above, all earnings (loss) prior to February 5, 2014, the date of completion of the IPO, were entirely allocable to the non-controlling interest. As a result, earnings (loss) per share information attributable to these historical periods is not comparable to earnings (loss) per share information attributable to the Company after the IPO and, as such, has been omitted.

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
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats under three brands: Malibu, Axis, and Cobalt. We have the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis brands and the #1 market share position in the 24’-29’ segment of the sterndrive category in the United States through our Cobalt brand. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities.
Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. . We launched our Axis boats in 2009 to appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features.. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Retail prices for our boats typically range from $55,000 to $750,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of July 1, 2018, our worldwide distribution channel consisted of over 300 dealer locations globally.
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
As a result of our innovation, process improvements, acquisition strategy and strong dealer network and management team, among other reasons, we have achieved fiscal year 2018 net sales, net income and adjusted EBITDA of $497.0 million, $31.0 million and $92.7 million, respectively, compared to $281.9 million, $31.1 million and $55.7 million, respectively, for fiscal year 2017 and $253.0 million, $20.3 million and $48.2 million, respectively, for fiscal year 2016. For the fiscal year ended June 30, 2018, net sales increased 76.3%, gross margin as a percentage of sales increased to 24.2%, net income decreased 0.3% and adjusted EBITDA increased 66.4% compared to the fiscal year ended June 30, 2017. Our results for fiscal years 2018 include Cobalt since our acquisition on July 6, 2017. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Beginning in fiscal year 2018, we report our results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Malibu U.S. is our largest segment and represented 59.0%, 91.8% and 91.8 % of our net sales for fiscal years 2018, 2017, and 2016 respectively. We acquired Cobalt in July 2017 and it represented 36.3% of our net sales for fiscal year 2018. Malibu Australia represented 4.7%, 8.2% and 8.2% of our net sales for fiscal years 2018, 2017 and 2016, respectively. See Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our reporting segments.
Agreement to Acquire Pursuit and Related Financing
On August 21, 2018, Malibu Boats, LLC, our wholly owned indirect subsidiary, agreed to purchase the assets of Pursuit from S2 Yachts, Inc. for a purchase price of $100.0 million. Pursuit, located in Fort Pierce, Florida, is a leader in the saltwater outboard fishing boat market through its offering of 15 models of offshore, dual console and center console boats. The purchase price, which is subject to certain customary adjustments, is expected to be financed with Malibu's cash on hand and borrowings under its revolving credit facility. The acquisition is expected to close in the second quarter of fiscal 2019.
In connection with entering into the agreement to acquire Pursuit, Malibu Boats, LLC, as the borrower, entered into the First Incremental Facility Amendment and First Amendment to the Second Amended and Restated Credit Agreement with SunTrust Bank, as administrative agent, swingline lender and issuing bank on August 21, 2018. The amendment increased the amount available for borrowing under our revolving credit facility by $50.0 million from $35.0 million to $85.0 million. Revolving loans made pursuant to this incremental facility will have terms and conditions identical to our current revolving credit facility, except a ticking fee will accrue on the incremental $50.0 million borrowing capacity. We will be required to pay a ticking fee that will accrue at a rate of 0.30% per annum on the aggregate amount of the incremental borrowing capacity. The availability of the incremental borrowing capacity is subject to the satisfaction of certain conditions, including the closing of the acquisition of Pursuit.
Acquisition of Cobalt and Related Financing
On July 6, 2017, Malibu Boats, LLC, our wholly owned indirect subsidiary, completed the purchase of all of the outstanding equity interests of Cobalt for a purchase price of $130.0 million, subject to customary post-closing adjustments. We paid $1.0 million of the purchase price in 39,262 newly issued shares of our Class A common stock and the remainder of the purchase price was paid using cash and borrowings under our amended and restated credit agreement that we entered into in connection with the acquisition of Cobalt. The amended and restated credit agreement provided us with a term loan facility in an aggregate principal amount of $160.0 million, $55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for our acquisition of Cobalt, as well as to pay certain fees and expenses related to entering into the credit agreement. The amended and restated credit agreement also provided for a revolving credit facility of up to $35.0 million.
Components of Results of Operations
Net Sales
We generate revenue from the sale of boats to our dealers. The substantial majority of our net sales are derived from the sale of boats, including optional features included at the time of the initial wholesale purchase of the boat. Net sales consists of the following:

•	Gross sales from:

•
Boat sales—consists of sales of boats to our dealer network. In addition, nearly all of our boat sales include optional feature upgrades purchased by the consumer, such as our Integrated Surf Platform for our Malibu and Axis boats that includes Surf Gate and Power Wedge II/III and Swim Step for our Cobalt boats, which optional features increase the average selling price of our boats;

•
Trailers, parts and accessories sales—consists of sales of boat trailers we manufacture for our Malibu and Axis boats and replacement and aftermarket boat parts and accessories to our dealer network; and

•
Royalty income—consists of royalties attributable to license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of our intellectual property.

•	Net sales are net of:

•	Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and

•
Rebates, free flooring and discounts—consists of incentives, including rebates, volume discounts and free flooring, we provide to our dealers based on sales of eligible products. If a dealer meets its monthly or quarterly commitment volume based on tier, as well as other terms of the rebate program or discount tier, the dealer is entitled to a specified rebate or discount tied to each tier. Our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period. For more information, see "Item 1. Business - Dealer Management."

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
Other Income (Expense), Net
Other income (expense), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement, changes in the fair value of our interest rate swap we entered into on July 1, 2015, and amortization of deferred financing costs on our credit facilities. Other income includes a portion of the amounts received from the settlement of our litigation with Mastercraft Boat Company, LLC ("Mastercraft") entered into on May 2, 2017 and a fourth quarter of fiscal year 2017, and first and second quarter of fiscal year 2018 adjustment to our tax receivable agreement liability.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The income tax provision reflects a reported effective income tax rate of 65.4%, 36.2% and 36.8% attributable to Malibu Boats, Inc.'s share of income for fiscal years 2018, 2017 and 2016, respectively. Our blended statutory tax rate for fiscal year 2018 approximated 28% as a result of the change in U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The reported effective tax rate for fiscal year 2018 differs from the blended statutory federal income tax rate of approximately 28% primarily due to the remeasurement of our deferred tax assets as a result of the change in tax law enacted with the Tax Act, totaling approximately $37.2 million.
Our effective tax rate is also impacted by the addition of new tax jurisdictions as a result of the Cobalt acquisition, the impact of the non-controlling interests in the LLC, the research and development tax credit, and the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

Net Income Attributable to Non-controlling Interest
As of June 30, 2018 and 2017, we had a 95.2% and 93.4% controlling economic interest and 100% voting interest in the LLC. We consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6.5% between 2011 and 2017, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2018 and, in fact, has accelerated versus 2017. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt branded product, have seen their combined market grow at a 6.0% compound annual growth rate between 2011 and 2017. Cobalt’s primary market for sterndrive propulsion has been challenged, but their performance has been helped by share gains and the overall market growth has been driven by outboard propulsion, where they are a new entrant. We expect the growing demand for our products to continue, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil and the broad strength of the U.S. dollar has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment has continued throughout the past few years while we have once again achieved market share approaching 33% based on unit volume in the United States among manufacturers of performance sport boats. We continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
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
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational boating industry, which was adversely affected by the economic downturn in 2008 and 2009, has had a sustained recovery period since 2010. In 2017, domestic sales of new recreational powerboat increased by 10.1% compared to 2016, and sales increased 14.8% in 2016 compared to 2015. We have continued to hold the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for each calendar year since 2010 including 2017. We have grown our U.S. market share in this category through our Malibu and Axis brands from 24.5% in 2010 to 32.6% in 2017. Furthermore, we also continue to hold the number one market share position in the 24’—29’ segment of the sterndrive boat category, through our Cobalt brand. Since 2010, Cobalt has expanded its market share in this segment from 14.2% in 2010 to 32.1% in 2017.
While there is no guarantee that our market will continue to grow, we expect to benefit from the recovery in the boating industry and from improved consumer confidence levels.
New Product Development and Innovation
Our long-term revenue prospects are based in part on our ability to develop new products and technological enhancements that meet the demands of existing and new consumers. Developing and introducing new boat models and features that deliver improved performance and convenience are essential to leveraging the value of our Malibu, Axis, and Cobalt brands. By introducing new boat models, we are able to appeal to a new and broader range of consumers and focus on underserved or adjacent segments of the broader powerboat category. To keep product fresh and at the forefront of technological innovation in the boating industry, we aim to introduce a number of new boat models per year. We also believe we are able to capture additional value from the sale of each boat through the introduction of new features, which we believe permits us to raise average selling prices and enhances our margins. We allocate most of our product development costs to new model and feature designs, usually with a specific consumer base and market in mind. We use industry data to analyze our markets and evaluate revenue potential from each major project we undertake. Our product development cycle, or the time from initial concept to volume production, can be up to two years. As a result, our development costs, which may be significant, may not be offset by corresponding new sales during the same periods. Once new designs and technologies become available to our consumers, we typically realize revenue from these products from one year up to 15 years. We may not, however, realize our revenue expectations from each innovation. We believe our close communication with our consumers, dealers and sponsored athletes regarding their future product desires enhances the efficiency of our product development expenditures.
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
Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels
Our results of operations are affected by our ability to manage our manufacturing costs effectively and to respond to changing sales cycles. Our product costs vary based on the costs of supplies and raw materials, as well as labor costs. We have implemented various initiatives to reduce our cost base and improve the efficiency of our manufacturing process. For example, we re-engineered the manufacturing process in our Tennessee facility to reduce labor hours per boat produced and the amount of re-work required. We continuously monitor and review our manufacturing processes to identify improvements and create additional efficiencies. We expect to continue to introduce process improvements to our new Kansas facility that manufactures Cobalt boats as we integrate them into our operations and with our suppliers. We rely on our insights into the market gleaned from dealer inventory levels, industry reports about anticipated demand for our products in the upcoming sales cycle and our own estimates and assumptions in formulating our manufacturing plan for the following fiscal year. Throughout our consumer sales cycle, which reaches its peak from March through August each year, we adjust our manufacturing activities in order to adapt to variability in demand.
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
Our dealers are exposed to seasonal variations in consumer demand for boats. As discussed above under “Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels,” we address anticipated demand for our products and manage our manufacturing in order to mitigate seasonal variations. We also use our dealer incentive programs to encourage dealers to order in the off-season by providing floor plan financing relief, which typically permits dealers to take delivery of current model year boats between July 1 and April 30 on an interest-free basis for a specified period. We also offer our dealers other incentives, including rebates, seasonal discounts, promotional co-op arrangements and other allowances. We facilitate floor plan financing programs for many of our dealers by entering into repurchase agreements with certain third-party lenders, which enable our dealers, under certain circumstances, to establish lines of credit with the third-party lenders to purchase inventory. Under these floor plan financing programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. During fiscal years 2018 and 2017, no units were repurchased. For fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers resulting in combined losses of $0.03 million. We will continue to review and refine our dealer incentive offerings and monitor any exposures arising under these arrangements.
Vertical Integration
On November 14, 2016, we entered into an engine supply agreement with General Motors for the supply of engine blocks, with the intention of marinizing our own engines for use in our Malibu and Axis performance sports boats. This initiative provides us with the next significant vertical integration opportunity which will allow us to control the design, performance, and customization of future engine offerings, providing us direct access to the engine block manufacturer that has been supplying the industry for decades, making our engines unique to Malibu and Axis brands. We began using these engines on a limited basis in certain model year 2019 boats. We currently plan to invest up to $18.0 million for the three years after entering into the agreement with General Motors in November 2016. To facilitate the marinization of engines, we acquired a 70,000 square foot facility adjacent to our boat manufacturing operations in Loudon, Tennessee. Once fully operational, we believe our inboard engine manufacturing business will be the largest in the industry, providing the immediate operational advantages of scale. Our scale, along with our engineering team, will provide Malibu with the ability to provide an affordable and unique offering to our dealers and retail customers.
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

	Fiscal Year Ended June 30,
	2018		2017		2016
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	497,002	100.0%	281,937	100.0%	252,965	100.0%
Cost of sales	376,660	75.8%	206,899	73.4%	186,145	73.6%
Gross profit	120,342	24.2%	75,038	26.6%	66,820	26.4%
Operating expenses:
Selling and marketing	13,718	2.8%	8,619	3.1%	7,475	3.0%
General and administrative	31,359	6.3%	24,783	8.8%	21,256	8.4%
Amortization	5,198	1.0%	2,198	0.8%	2,185	0.9%
Operating income	70,067	14.1%	39,438	14.0%	35,904	14.2%
Other income (expense):
Other	24,705	5.0%	10,789	3.8%	76	—%
Interest expense	(5,385)	(1.1)%	(1,559)	(0.6)%	(3,884)	(1.5)%
Other income (expense), net	19,320	3.9%	9,230	3.3%	(3,808)	(1.5)%
Net income before provision for income taxes	89,387	18.0%	48,668	17.3%	32,096	12.7%
Income tax provision	58,418	11.8%	17,593	6.2%	11,801	4.7%
Net income	30,969	6.2%	31,075	11.0%	20,295	8.0%
Net income attributable to non-controlling interest	3,356	0.7%	2,717	1.0%	2,253	0.9%
Net income attributable to Malibu Boats, Inc.	27,613	5.6%	28,358	10.1%	18,042	7.1%

	Fiscal Year Ended June 30,
	2018		2017		2016
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
US	3,757	59.7%	3,505	91.9%	3,255	91.2%
Cobalt	2,232	35.5%	—	—%	—	—%
Australia	303	4.8%	310	8.1%	314	8.8%
Total Units	6,292		3,815		3,569

Volume by Brand
Malibu	2,835	45.0%	2,698	70.7%	2,388	66.9%
Axis	1,225	19.5%	1,117	29.3%	1,181	33.1%
Cobalt	2,232	35.5%	—	—%	—	—%
Total Units	6,292		3,815		3,569

Net sales per unit	$78,990		$73,902		$70,878
Comparison of the Fiscal Year Ended June 30, 2018 to the Fiscal Year Ended June 30, 2017
Net Sales
Net sales for fiscal year 2018 increased $215.1 million, or 76.3%, to $497.0 million, compared to fiscal year 2017. Unit volume for fiscal year 2018 increased 2,477 units, or 64.9%, to 6,292 units compared to fiscal year 2017. The increase in net sales and unit volumes was driven primarily by our acquisition of Cobalt in July 2017. Net sales and unit volumes attributable to Cobalt were $180.3 million and 2,232 units, respectively, for fiscal year 2018. Net sales attributable to our Malibu U.S. segment increased $34.3 million, or 13.2%, to $293.2 million for fiscal year 2018 compared to fiscal year 2017. Unit volumes attributable to our Malibu U.S. segment increased 252 units for fiscal year 2018 compared to fiscal year 2017. The increase in net sales and unit volume for our Malibu U.S. segment was driven primarily by continued strong demand for our new and larger models such as the Malibu Wakesetter 23 LSV and Axis A24. Net sales from our Malibu Australia segment increased $0.5 million, or 2.0%, to $23.4 million for fiscal year 2018 compared to fiscal year 2017. Our overall net sales per unit increased 6.9% to $78,990 per unit for fiscal year 2018 compared to fiscal year 2017. Net sales per unit for our Malibu U.S. segment increased 5.7% to $78,052 per unit for fiscal year 2018 compared to fiscal year 2017, driven by mix of new and premium models sold, strong demand for optional features and year over year price increases. Net sales per unit for our Cobalt segment was $80,786 per unit for the fiscal year 2018.
Cost of Sales
Cost of sales for fiscal year 2018 increased $169.8 million, or 82.1%, to $376.7 million compared to fiscal year 2017. The increase in cost of sales was driven primarily by our acquisition of Cobalt in July 2017 and an increase in unit volumes at our Malibu U.S. business.
Gross Profit
Gross profit for fiscal year 2018 increased $45.3 million, or 60.4%, compared to fiscal year 2017. The increase in gross profit was due mainly to higher unit volumes attributable to our acquisition of Cobalt and our Malibu U.S. business mentioned above. Gross margin decreased 240 basis points from 26.6% in fiscal 2017 to 24.2% in fiscal year 2018 due to the acquisition of Cobalt, which included $1.5 million of additional expense related to the fair value step up of inventory acquired and sold during the period.
Operating Expenses
Selling and marketing expense for fiscal year 2018 increased $5.1 million, or 59.2%, to $13.7 million compared to fiscal year 2017 primarily due to the acquisition of Cobalt. As a percentage of sales, selling and marketing expense decreased 30 basis points from 3.1% for fiscal year 2017 to 2.8% for fiscal year 2018. General and administrative expense for fiscal year 2018 increased $6.6 million, or 26.5%, to $31.4 million compared to fiscal year 2017. The increase in general and administrative expenses was largely due to higher general and administrative expenses attributable to Cobalt, which we acquired in July 2017, and higher development costs associated with our engines vertical integration initiative, and partially offset by lower acquisition related expenses and legal expenses related to previously settled litigation in fiscal year 2017. As a percentage of sales, general and administrative expenses decreased 250 basis points to 6.3% for the for fiscal year 2018 compared to fiscal year 2017. Amortization expense for fiscal year 2018 increased $3.0 million, or 136.5%, compared to fiscal year 2017, due to additional amortization from intangible assets acquired as a result of the Cobalt acquisition.
Other Income (Expense), Net
Other income, net for fiscal year 2018 increased $10.1 million to $19.3 million compared to fiscal year 2017. The increase in other income (expense), net was primarily due to a $24.6 million reduction in our tax receivable agreement liability, which resulted in us recognizing a corresponding amount as other income. The reduction of our tax receivable agreement liability primarily resulted from a decrease in the estimated tax rate used in computing our future tax obligations as a result of the Tax Act, which, in turn, decreased the future tax benefit we expect to realize related to our increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Our increase in other income (expense), net was partially offset by the write-off of $0.8 million in deferred financing costs due to our optional prepayment of $50.0 million on our term loan in August 2017 and higher interest expense on our term loan, which had an overall higher average principal balance for fiscal year 2018 compared to fiscal year 2017.
Income Taxes
Our provision for income taxes for fiscal year 2018 increased $40.8 million, to $58.4 million compared to fiscal year 2017. As a result of the enactment of the Tax Act and new statutory rates effective as of January 1, 2018, our blended statutory tax rate for fiscal year 2018 is approximately 28%. For fiscal year 2018, we also recorded a non-cash adjustment to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and deferred tax impact related to the reduction in the tax receivable agreement liability. Our reported effective tax rate was 65.4% for fiscal year 2018 compared to 36.2% for fiscal year 2017. The reported effective tax rate differs from the blended statutory federal income tax rate of approximately 28% primarily due to the impact of the Tax Act previously mentioned and the impact of the additional jurisdictions in which we are taxed as a result of the Cobalt acquisition. Our effective tax rate was also impacted by, to a lesser extent, the impact of non-controlling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for fiscal year 2017 by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 5.3% and 7.0%, respectively.
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
Other Income (Expense), Net
Other income, net for fiscal year 2017 increased $13.0 million to $9.2 million compared to fiscal year 2016. The increase in other income, net was primarily due to a $8.1 million, net decrease in our tax receivable agreement liability related to tax legislation enacted during the fourth quarter of fiscal year 2017 which lowered the tax rate used to estimate the future tax benefit expected to be realized by us on increased tax basis from previous sales and exchanges of LLC Units by the pre-IPO owners. Included in other income, net was the settlement received from Mastercraft of $2.5 million under the Mastercraft Settlement and License Agreement entered into on May 2, 2017. The decrease in interest expense was primarily related to the change in the fair value of our interest rate swap we entered into on July 1, 2015 and lower interest expense on our term loan which had a lower average principal balance during fiscal year 2017 as compared to fiscal year 2016, primarily as a result of a principal payment of $15.0 million in the first quarter of fiscal year 2017.
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

We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, litigation related expenses, acquisition and integration related expenses, non-cash compensation expense, expenses related to our engine development initiative, and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Net income	$30,969	$31,075	$20,295
Income tax provision [1]	58,418	17,593	11,801
Interest expense	5,385	1,559	3,884
Depreciation	7,656	4,550	3,339
Amortization	5,198	2,198	2,185
Professional fees and litigation settlements [2]	26	1,038	1,111
Marine Power litigation judgment [3]	—	(1,093)	3,268
Acquisition and integration related expenses [4]	2,859	3,056	401
Stock-based compensation expense [5]	1,973	1,396	1,947
Engine development [6]	4,871	2,489	—
Adjustment to tax receivable agreement liability [7]	(24,637)	(8,140)	—
Adjusted EBITDA	$92,718	$55,721	$48,231
Adjusted EBITDA margin	18.7%	19.8%	19.1%

(1)
Provision for income taxes for fiscal year 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal year 2018, we recorded a non-cash adjustment to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date and the deferred tax impact related to the reduction in the tax receivables agreement liability. Refer to Note 10 of our consolidated financial statements included elsewhere in this Annual Report.

(2)
Represents legal and advisory fees related to our litigation with MasterCraft offset by the settlement received from them in connection with the Mastercraft Settlement and License Agreement entered into on May 2, 2017. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents a charge recorded in fiscal year 2016 related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier,on August 18, 2016 and the reduction of that charge to $2.2 million, the amount ultimately settled and paid in the fourth quarter of fiscal year 2017. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(4)
Represents legal, professional, and advisory fees incurred in connection with our acquisition of Cobalt, which was completed on July 6, 2017, and our agreement to acquire Pursuit, which agreement we signed on August 21, 2018. Integration related expenses for fiscal year 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal year 2018.

(5)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report.

(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)
For fiscal year 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 9 of our consolidated financial statements included elsewhere in this Annual Report.

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

	Fiscal Year Ended June 30,
	2018	2017	2016
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$27,613	$28,358	$18,042
Income tax provision [1]	58,418	17,593	11,801
Professional fees and litigation settlements [2]	26	1,038	1,111
Marine Power litigation judgment [3]	—	(1,093)	3,268
Acquisition and integration related expenses [4]	5,719	3,056	401
Fair value adjustment for interest rate swap [5]	(369)	(912)	863
Stock-based compensation expense [6]	1,973	1,396	1,947
Engine development [7]	4,871	2,489	—
Adjustment to tax receivable agreement liability [8]	(24,637)	(8,140)	—
Net income attributable to non-controlling interest [9]	3,356	2,717	2,253
Fully distributed net income before income taxes	76,970	46,502	39,686
Income tax expense on fully distributed income before income taxes [10]	20,908	16,508	14,089
Adjusted Fully Distributed Net Income	$56,062	$29,994	$25,597

	Fiscal Year Ended June 30,
	2018	2017	2016
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,189,879	17,844,774	17,934,580
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [11]	1,138,917	1,338,907	1,407,311
Weighted-average unvested restricted stock awards issued to management [12]	132,673	112,859	48,466
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,461,469	19,296,540	19,390,357
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Fiscal Year Ended June 30,
	2018	2017	2016
Net income available to Class A Common Stock per share	$1.37	$1.59	$1.01
Impact of adjustments:
Income tax provision [1]	2.89	0.99	0.66
Professional fees and litigation settlements [2]	—	0.06	0.06
Marine Power litigation judgment [3]	—	(0.06)	0.18
Acquisition and integration related expenses [4]	0.28	0.17	0.02
Fair value adjustment for interest rate swap [5]	(0.02)	(0.05)	0.05
Stock-based compensation expense [6]	0.10	0.08	0.11
Engine development [7]	0.24	0.14	—
Adjustment to tax receivable agreement liability [8]	(1.22)	(0.46)	—
Net income attributable to non-controlling interest [9]	0.17	0.15	0.13
Fully distributed net income per share before income taxes	3.81	2.61	2.21
Impact of income tax expense on fully distributed income before income taxes [10]	(1.04)	(0.92)	(0.79)
Impact of increased share count [13]	(0.17)	(0.13)	(0.11)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$2.60	$1.56	$1.32

(1)
Provision for income taxes for fiscal year 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal year 2018, we recorded a non-cash adjustment to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date and the deferred tax impact related to the reduction in the tax receivables agreement liability. Refer to Note 10 of our consolidated financial statements included elsewhere in this Annual Report.

(2)
Represents legal and advisory fees related to our litigation with MasterCraft offset by the settlement received from them in connection with the Mastercraft Settlement and License Agreement entered into on May 2, 2017. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents a charge recorded in fiscal year 2016 related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier,on August 18, 2016 and the reduction of that charge to $2.2 million, the amount ultimately settled and paid in the fourth quarter of fiscal year 2017. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.

(4)
Represents legal, professional, and advisory fees incurred in connection with our acquisition of Cobalt, which was completed on July 6, 2017, and our agreement to acquire Pursuit, which agreement we signed on August 21, 2018. Integration related expenses for fiscal year 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal year 2018 and $3.0 million of amortization on intangibles acquired.

(5)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(6)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report.

(7)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(8)
For fiscal year 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 9 of our consolidated financial statements included elsewhere in this Annual Report.

(9)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(10)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 28.0% of income before taxes for fiscal year 2018 and 35.5% of income before income taxes for fiscal years ended June 30, 2017 and 2016, in each case assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary.

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

Quarterly Results of Operations
The table below sets forth our unaudited quarterly consolidated statements of operations and comprehensive income data for each of the eight quarters through the period ended June 30, 2018. The unaudited quarterly consolidated statements of operations and comprehensive income data were prepared on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the quarterly financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period, and the results for any interim period may not necessarily be indicative of the results of operations for a full year. The numbers in this table may not foot due to rounding differences.

	Three Months Ended (Unaudited)
	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Net sales	$138,659	$140,429	$114,373	$103,541	$75,106	$77,149	$67,661	$62,021
Gross profit	33,540	36,363	27,516	22,923	20,040	21,362	17,813	15,823
Operating income	19,513	23,947	15,655	10,952	7,965	13,026	11,661	6,786
Net income (loss)	13,343	16,796	(5,584)	6,414	10,266	8,846	7,737	4,226
Net income attributable to non-controlling interest	904	1,124	799	529	602	833	836	446
Net income (loss) attributable to Malibu Boats, Inc.	$12,439	$15,672	$(6,383)	$5,885	$9,664	$8,013	$6,901	$3,780

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our revolving credit facility. Our primary use of funds has been for capital investments, debt repayments, acquisitions, and cash distributions to members of the LLC. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Total cash provided by (used in):
Operating activities	$58,455	$35,856	$35,602
Investment activities	(135,856)	(9,246)	(5,990)
Financing activities	106,202	(19,719)	(12,022)
Impact of currency exchange rates on cash balances	—	10	(56)
Increase in cash	$28,801	$6,901	$17,534

Comparison of the Fiscal Year Ended June 30, 2018 to the Fiscal Year Ended June 30, 2017
Operating Activities
Net cash from operating activities was $58.5 million for fiscal year 2018, compared to $35.9 million for the same period in 2017, an increase of $22.6 million. The increase in cash provided by operating activities primarily resulted from an increase in non-cash items included in net income, including a non-cash adjustment to our deferred tax assets, offset by a non-cash adjustment to our tax receivable agreement liability and a decrease in operating assets and liabilities of $7.5 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used for investing activities was $135.9 million for fiscal year 2018 compared to $9.2 million for the same period in 2017, an increase of $126.7 million. The increase in cash used for investing activities for fiscal year 2018 was primarily related to our acquisition of Cobalt in July 2017, for cash consideration of $125.6 million, net of cash on hand. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.
Financing Activities
Net cash provided by financing activities was $106.2 million for fiscal year 2018 compared to net cash used in financing activities of $19.7 million for fiscal year 2016, an increase in cash of $125.9 million. During the fiscal year ended June 30, 2018, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. In addition, during the fiscal year ended June 30, 2018, we paid $1.6 million in distributions to LLC unit holders.

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
Loans and Commitments
On June 28, 2017, Malibu Boats, LLC as the borrower (the “Borrower”), entered into a Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, to refinance our prior credit facility and to provide funds for our purchase of Cobalt. The credit agreement provides the Borrower a term loan facility in an aggregate principal amount of $160.0 million, $55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for our acquisition of Cobalt, as well as to pay certain fees and expenses related to entering into the credit agreement. The credit agreement also provides for a revolving credit facility that initially had borrowing capacity of up to $35.0 million. In August 2018, in connection with entering into the agreement to acquire Pursuit, the Borrower entered into the First Incremental Facility Amendment and First Amendment to the Second Amended and Restated Credit Agreement with SunTrust Bank, which increased the amount available for borrowing under our revolving credit facility by $50.0 million from $35.0 million to $85.0 million. Revolving loans made pursuant to this incremental facility will have terms and conditions identical to the initial revolving credit facility, except a ticking fee will accrue on the incremental $50.0 million borrowing capacity. The availability of the incremental borrowing capacity is subject to the satisfaction of certain conditions, including the closing of the acquisition of Pursuit. Each of the term loans and the revolving credit facility have a maturity date of July 1, 2022. The Borrower has the option to request lenders to obtain incremental term loans of up to $50.0 million, subject to the terms of the credit agreement and only if existing or new lenders choose to provide additional term loans.
Borrowings under our credit agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2018, the interest rate on our term loans was 4.09%. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility and on the daily amount of the unused delayed draw term loan during the availability period, which will range from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. If the conditions to the incremental borrowing capacity are satisfied, we will be required to pay a ticking fee that will accrue at a rate of 0.30% per annum on the aggregate amount of the incremental borrowing capacity. Malibu Boats, Inc. is not a party to the credit agreement, and the obligations of the Borrower under the credit agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors.
The credit agreement permits prepayment of the term loans without any penalties. The $55.0 million term loan is subject to quarterly installments of approximately $0.7 million per quarter until March 31, 2019, then approximately $1.0 million per quarter until June 30, 2021, and approximately $1.4 million per quarter through March 31, 2021. The $105.0 million term loan is subject to quarterly installments of approximately $1.3 million per quarter until March 31, 2019, then approximately $2.0 million per quarter until June 30, 2021, and approximately $2.6 million per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by the Borrower or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. On August 17, 2017 the Borrower made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As of June 30, 2018, the outstanding principal amount of our term loans was $110.0 million. We had no amounts outstanding under our revolving credit facility as of June 30, 2018; however, we intend to borrow from the revolving credit facility to pay for a portion of the purchase price of Pursuit, which is expected to close during the second quarter of fiscal year 2019.
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
Future Liquidity Needs and Capital Expenditures
Management believes that our existing cash, borrowing capacity under our revolving credit facility and cash flows from operations will be sufficient to fund our operations for the next 12 months, including our purchase of Pursuit. Our future capital requirements will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations. Factors impacting our cash flow from operations include, but are not limited to, our growth rate and the timing and extent of operating expenses.
We estimate that approximately $3.9 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2019. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2019 to be higher than our 2018 capital expenditures primarily driven by expected investment to further our engine vertical integration initiative and to integrate the operations of Pursuit into our business if our pending acquisition is completed. In addition, capital expenditures for fiscal year 2019 are expected to consist primarily of the finishing of our ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth.
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
Contractual Obligations and Commitments

As of June 30, 2018, our contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Term debt [1]	$110,000	$—	$—	$110,000	$—
Interest expense [2]	17,213	4,267	8,626	4,320	—
Operating leases [3]	21,763	2,349	4,623	4,634	10,157
Purchase obligations [4]	66,932	66,932	—	—	—
Payments pursuant to tax receivable agreement [5]	55,046	3,932	7,128	7,467	36,519
Total	$270,954	$77,480	$20,377	$126,421	$46,676

(1)
Principal payments on our outstanding term loans under our credit agreement. We had no amounts outstanding under our revolving credit facility as of June 30, 2018. We may borrow up to $35.0 million (or $85.0 million if we complete our acquisition of Pursuit) under our revolving credit facility, which matures on July 1, 2022.

(2)
Interest payments on our outstanding term loans under our credit agreement. Our term loan has variable rate interest. We have calculated future interest obligations based on the interest rate for our term loans as of June 30, 2018.

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

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During fiscal year 2016, we agreed to repurchase three units from the lender of two of our former dealers resulting in combined losses of $0.03 million. No units were repurchased for fiscal years 2018 and 2017. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act. We expect to remain an "emerging growth company" until June 30, 2019.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and cash flows, and related disclosure of contingent assets and liabilities. Our estimates include those related to business combinations, revenue recognition, income taxes, tax receivable agreement liability, and warranty claims. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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

Business Combinations
We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets) and liabilities assumed in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date. We recognized goodwill of $19.8 million as of result of our acquisition of Cobalt in 2017 and had goodwill outstanding of $32.2 million on June 30, 2018.
When determining such fair values, we make significant estimates and assumptions. Critical estimates include, but are not limited to, future expected cash flows from the underlying assets and discount rates. Our estimate of fair values is based on assumptions believed to be reasonable but that are inherently uncertain and unpredictable. As a result, actual results may differ from our estimates. Furthermore, our estimates might change as additional information becomes available.
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
We filed federal and state income tax returns that remain open to examination for years 2015 through 2017, while our subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2014 through 2017. We are currently undergoing an IRS examination of our June 30, 2015 return which began in the fourth quarter of fiscal year 2017, which we hope to complete by the first half of fiscal year 2019. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits described below is adequate.
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
Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years for its Malibu brand boats and two years for its Axis products. For our Cobalt brand boats, we provide a structural warranty of up to ten years which covers hull/deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, we provide a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components.
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a foreign currency transaction loss of $0.1 million, gain of $0.1 million and loss of $0.1 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility and term loans, which bear interest at variable rates. At June 30, 2018, we had $110.0 million of term loans outstanding under our term loan facility and no outstanding debt under our revolving credit facility. As of June 30, 2018, the undrawn borrowing amount under our revolving credit facility was $35.0 million. Borrowings under the term loans and revolving credit facility bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 0.75% to 2.00% with respect to Base Rate borrowings and 1.75% to 3.00% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.
At June 30, 2018, the interest rate on our term loan was 4.09%. Based on a sensitivity analysis at June 30, 2018, assuming no amounts are outstanding under our revolving credit facility for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.9 million.
On July 1, 2015, we entered into a 5-year floating to fixed interest rate swap with a certain counterparty to the previously existing credit agreement to mitigate the risk of interest rate fluctuations associated with our variable rate long term debt. The swap has an effective start date of July 1, 2015 and is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39.3 million, which was equal to 50% of the outstanding balance of our term loan at the time of the swap arrangement. For the fiscal year ended June 30, 2018, we recorded a gain of $0.4 million for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Knoxville, Tennessee
September 6, 2018

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2018	2017	2016
Net sales	$497,002	$281,937	$252,965
Cost of sales	376,660	206,899	186,145
Gross profit	120,342	75,038	66,820
Operating expenses:
Selling and marketing	13,718	8,619	7,475
General and administrative	31,359	24,783	21,256
Amortization	5,198	2,198	2,185
Operating income	70,067	39,438	35,904
Other income (expense):
Other	24,705	10,789	76
Interest expense	(5,385)	(1,559)	(3,884)
Other income (expense)	19,320	9,230	(3,808)
Net income before provision for income taxes	89,387	48,668	32,096
Income tax provision	58,418	17,593	11,801
Net income	30,969	31,075	20,295
Net income attributable to non-controlling interest	3,356	2,717	2,253
Net income attributable to Malibu Boats, Inc.	$27,613	$28,358	$18,042

Comprehensive income:
Net income	$30,969	$31,075	$20,295
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(621)	469	(390)
Other comprehensive income (loss), net of tax	(621)	469	(390)
Comprehensive income, net of tax	30,348	31,544	19,905
Less: comprehensive income attributable to non-controlling interest, net of tax	3,328	2,758	2,214
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$27,020	$28,786	$17,691

Weighted average shares outstanding used in computing net income per share:
Basic	20,179,381	17,846,894	17,934,580
Diluted	20,281,210	17,951,332	17,985,427
Net income available to Class A Common Stock per share:
Basic	$1.37	$1.59	$1.01
Diluted	$1.36	$1.58	$1.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2018	June 30, 2017
Assets
Current assets
Cash	$61,623	$32,822
Trade receivables, net	24,625	9,846
Inventories, net	44,268	23,835
Prepaid expenses and other current assets	3,298	2,470
Income tax receivable	100	1,111
Total current assets	133,914	70,084
Property and equipment, net	40,845	24,123
Goodwill	32,230	12,692
Other intangible assets, net	94,221	9,597
Deferred tax assets	64,105	107,088
Other assets	453	79
Total assets	$365,768	$223,663
Liabilities
Current liabilities
Accounts payable	$24,349	$12,722
Accrued expenses	35,685	21,616
Income tax and distribution payable	1,420	515
Payable pursuant to tax receivable agreement, current portion	3,932	4,332
Total current liabilities	65,386	39,185
Deferred tax liabilities	341	552
Other liabilities	569	328
Payable pursuant to tax receivable agreement, less current portion	51,114	77,959
Long-term debt, less current maturities	108,487	53,403
Total liabilities	225,897	171,427
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,555,348 shares issued and outstanding as of June 30, 2018; 17,937,687 shares issued and outstanding as of June 30, 2017	204	179
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 17 shares issued and outstanding as of June 30, 2018; 19 shares issued and outstanding as of June 30, 2017	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018; no shares issued and outstanding as of June 30, 2017	—	—
Additional paid in capital	108,360	48,328
Accumulated other comprehensive loss	(1,984)	(1,363)
Accumulated earnings	27,789	151
Total stockholders' equity attributable to Malibu Boats, Inc.	134,369	47,295
Non-controlling interest	5,502	4,941
Total stockholders’ equity	139,871	52,236
Total liabilities and stockholders' equity	$365,768	$223,663
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

	Common Stock				Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	17,859	$178	24	$—	$47,325	$3,898	$(46,239)	$(2,081)	$—	$3,081
Net income						2,253	18,042			20,295
Stock based compensation	96	1			1,791					1,792
Issuances of equity for services	9				751					751
Increase in payable pursuant to the tax receivable agreement					(118)					(118)
Increase in deferred tax asset from step-up in tax basis 1					140					140
Exchange of LLC Units for Class A Common Stock	14				39	(39)				—
Cancellation of Class B Common Stock			(1)							—
Distributions to LLC Unit holders						(1,433)	(105)			(1,538)
Repurchase of Class A Common Stock	(288)	(3)			(3,981)					(3,984)
Foreign currency translation adjustment								(390)		(390)
Balance at June 30, 2016	17,690	$176	23	$—	$45,947	$4,679	$(28,302)	$(2,471)	$—	$20,029
Net income						2,717	28,358			31,075
Stock based compensation, net of withholding taxes on vested equity awards	96	1			1,134					1,135
Issuances of equity for services	7				688					688
Increase in payable pursuant to the tax receivable agreement					(960)					(960)
Increase in deferred tax asset from step-up in tax basis					1,238					1,238
Exchange of LLC Units for Class A Common Stock	145	2			2,789	(2,789)				2

Cancellation of Class B Common Stock			(4)							—
Distributions to LLC Unit holders						(1,535)	95			(1,440)
Foreign currency translation adjustment								469		469
Reallocation to non-controlling interest from additional paid in capital and accumulated other comprehensive income					(2,508)	1,869		639		—
Balance at June 30, 2017 [1]	17,938	$179	19	$—	$48,328	$4,941	$151	$(1,363)	$—	$52,236
Net Income						3,356	27,613			30,969
Stock based compensation	56	1			1,282					1,283
Issuances of equity for services	5				867					867
Issuance of Class A common stock for acquisition	39				1,000					1,000
Issuance of Class A Common Stock for Offerings, net of underwriting discounts	2,300	23			55,294					55,317
Capitalized Offering costs					(650)					(650)
Increase in payable pursuant to the tax receivable agreement					(1,685)					(1,685)
Increase in deferred tax asset from step-up in tax basis					3,004					3,004
Exchange of LLC for Class A	217	1			920	(920)				1
Cancellation of Class B Common Stock			(2)							—
Tax distributions						(1,852)	25			(1,827)
Translation adjustment						(23)		(621)		(644)
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$5,502	$27,789	$(1,984)	$—	$139,871

1 As revised. Refer to Note 1 for information on immaterial correction of errors in prior period.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2018	2017	2016
Operating activities:
Net income	$30,969	$31,075	$20,295
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,973	1,396	1,947
Non-cash compensation to directors	834	749	751
Non-cash litigation payable	—	(1,330)	3,268
Depreciation	7,656	4,550	3,339
Amortization of intangible assets	5,198	2,198	2,185
Gain on sale-leaseback transaction	(10)	(10)	(10)
Amortization of deferred financing costs	1,232	243	244
Change in fair value of derivative	(369)	(912)	863
Deferred income taxes	45,793	9,577	5,176
Adjustment to tax receivable agreement liability	(24,637)	(8,140)	—
(Gain) loss on sale of equipment	(60)	4	(29)
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	(12,181)	4,870	(5,211)
Inventories	(6,336)	(3,300)	(52)
Prepaid expenses and other assets	(447)	(26)	(859)
Accounts payable	4,612	(5,018)	7,003
Accrued expenses	6,547	5,829	1,388
Income taxes receivable and payable	1,723	253	(1,873)
Other liabilities	251	65	8
Payment pursuant to tax receivable agreement	(4,293)	(4,279)	(2,831)
Litigation settlement	—	(1,938)	—
Net cash provided by operating activities	58,455	35,856	35,602
Investing activities:
Purchases of property and equipment	(10,449)	(9,262)	(6,176)
Proceeds from sale of property and equipment	145	16	186
Payment for acquisition, net of cash acquired	(125,552)	—	—
Net cash used in investing activities	(135,856)	(9,246)	(5,990)
Financing activities:
Principal payments on long-term borrowings	(50,000)	(72,000)	(6,500)
Proceeds from long-term borrowings	105,000	55,000	—
Payment of deferred financing costs	(1,148)	(926)	—
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	55,317	—	—
Payment of costs directly associated with offerings	(650)	—	—
Cash paid for tax withholdings	(691)	(258)	(156)
Distributions to non-controlling LLC Unit holders	(1,626)	(1,535)	(1,385)
Repurchase of common stock	—	—	(3,981)
Net cash provided by (used in) by financing activities	106,202	(19,719)	(12,022)
Effect of exchange rate changes on cash	—	10	(56)
Changes in cash	28,801	6,901	17,534
Cash—Beginning of period	32,822	25,921	8,387
Cash—End of period	$61,623	$32,822	$25,921
Supplemental cash flow information:
Cash paid for interest	$4,352	$2,296	$3,136
Cash paid for income taxes	9,887	7,175	8,122
Non-cash investing and financing activities:

Establishment of deferred tax assets from step-up in tax basis	3,004	1,238	140
Establishment of amounts payable under tax receivable agreements	1,685	960	111
Equity issued as consideration for acquisition	1,000	—	—
Exchange of LLC Units for Class A Common Stock	920	2,789	39
Tax distributions payable to non-controlling LLC Unit holders	511	309	341
Capital expenditures in accounts payable	1,053	1,598	218
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On July 6, 2017, the Company acquired all the outstanding units of Cobalt Boats, LLC (“Cobalt”) further expanding the Company's product offering across a broader segment of the recreational boating industry including performance sport boats, sterndrive and outboard boats. As a result of the acquisition, the Company also consolidates the financial results of Cobalt. Refer to Note 3. The Company reports its results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on their boat manufacturing operations.
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
Immaterial Correction of Error
During the second quarter of fiscal 2018, the Company identified an error related to an understatement of the non-controlling interest held by LLC Unit holders in the LLC, an overstatement to accumulated comprehensive loss, and an overstatement of additional paid in capital. When LLC units were exchanged for Class A Common Stock of Malibu Boats, Inc. during the quarters ended December 31, 2016 and March 31, 2017, the Company inadvertently reduced the non-controlling interest by the fair value of the Malibu Boats, Inc. Class A Common Stock (the fair value received) rather than the carrying value of the LLC units that were exchanged.  In addition, the Company inadvertently did not allocate foreign currency translation adjustments ratably between Malibu Boats, Inc. and the non-controlling interest based on their respective pro-rata ownership interests in the LLC from October 2014 (the date the LLC acquired their Australian subsidiary) through September 30, 2017.  In accordance with FASB ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior period interim and annual consolidated financial statements. Since the revision was not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company revised the historical consolidated financial information presented herein.
For the fiscal year ended June 30, 2017, the immaterial error correction resulted in an increase to the non-controlling interest of $1,869, a decrease to accumulated other comprehensive loss of $639, and a decrease to additional paid in capital of$2,508, within stockholders' equity on the consolidated balance sheet and within the consolidated statement of stockholders' equity. There was no change in total stockholders’ equity for the fiscal year ended June 30, 2017.

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
The Company’s top ten dealers represented 30.4%, 40.6% and 31.9%, of the Company’s volume for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2018 and 2017, no highly liquid investments were held and the entire balance consists of traditional cash.
At June 30, 2018 and 2017, substantially all cash on hand was held by two financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2018 and 2017, the allowance for doubtful receivables was $40 and $44, respectively. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Capitalization of Offering Costs
Capitalized offering costs are costs directly attributable to the Company's shelf registration statement and equity offerings. As of June 30, 2018 and 2017, $80 and $108 of costs directly attributable to the Company's shelf registration statement and equity offerings were capitalized as prepaid assets. Upon closing of the offerings, these costs are netted against the proceeds and, as such, are reclassified into additional paid in capital. For the fiscal year ended June 30, 2018, the Company netted $650 against the proceeds of future offerings under the shelf registration statement based on the number of shares sold in the offering and total number of shares available for issuance under the shelf registration statement. Refer to Note 12 for additional information regarding the Company's equity offerings.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. For fiscal years ended June 30, 2018 and 2017, the Company performed a qualitative assessment which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2018, 2017 and 2016.
Intangible Assets
Intangible assets consist primarily of relationships, reacquired franchise rights, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 5 to 20 years. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The useful life of reacquired franchise rights is based on the remainder of the contractual term of the Licensee's exclusive manufacturing and distributors agreement with the Company. The estimated useful lives of the Company’s trade names are based on a number of factors including technological obsolescence and the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition.
Management, assisted by third-party valuation specialists, determined the estimated fair values of separately identifiable intangible assets at the date of acquisition under the income approach. Significant data and assumptions used in the valuations included cost, market and income comparisons, discount rates, royalty rates and management forecasts. Discount rates for each intangible asset were selected based on judgment of relative risk and approximate rates of returns investors in the subject assets might require. The royalty rates were based on historical and projected sales and profits of products sold and management’s assessment of the intangibles’ importance to the sales and profitability of the product. Management provided forecasts of financial data pertaining to assets, liabilities and income statement balances to be utilized in the valuations. While management believes the assumptions, estimates, appraisal methods and ensuing results are appropriate and represent the best evidence of fair value in the circumstances, modification or use of other assumptions or methods could have yielded different results.
The carrying amount of definite lived intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2018, 2017 and 2016.
 Accrued Expenses
The Company’s accrued expenses consist of the following as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Warranties	$17,217	$10,050
Dealer incentives	5,770	3,295
Accrued compensation	9,034	4,262
Accrued legal and professional fees	915	2,569
Accrued interest	242	18
Other accrued expenses	2,507	1,422
Total accrued expenses	$35,685	$21,616
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

Free floor financing incentives include payments to the lenders providing floor plan financing to the dealers or directly to the dealers themselves. Free floor financing incentives are estimated at the time of sale to the dealer based on the expected expense to the Company over the term of the free flooring period and are recognized as a reduction in sales. The Company accounts for both incentive payments directly to dealers and payment to third party lenders in this manner.
Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Balance at beginning of year	$3,178	$3,912	$3,165
Add: Dealer rebate expense	15,713	12,960	6,440
Less: Dealer rebates paid	(13,332)	(13,694)	(5,693)
Balance at end of year	$5,559	$3,178	$3,912
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Balance at beginning of year	$117	$104	$—
Add: Flooring expense	5,813	4,288	3,407
Additions for Cobalt acquisition	132	—	—
Less: Flooring paid	(5,851)	(4,275)	(3,303)
Balance at end of year	$211	$117	$104
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
The Company has filed federal and state income tax returns that remain open to examination for years 2015 through 2017, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2014 through 2017. The Company is currently undergoing an IRS examination of its June 30, 2015 return which began in the fourth quarter of fiscal 2017, which the Company hopes to complete by the first half of fiscal 2019. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits described below is adequate.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for fiscal years ended June 30, 2018, 2017, and 2016.
Fair Value of Financial Instruments
Financial instruments for which the Company did not elect the fair value option include accounts receivable, prepaid expenses and other current assets, short-term credit facilities, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate their fair values as a result of their short-term nature or variable interest rates. On June 28, 2017, the Company modified its debt agreement and entered into a variable rate term loan of $160,000, of which $55,000 was drawn and outstanding as of June 30, 2017.
On July 6, 2017, the Company drew $105,000 for the delay draw portion of the variable rate term loan to finalize the acquisition of Cobalt. The Company applied proceeds from an equity offering to prepay $50,000 of the variable rate term loan in August 2017, reducing the carrying amount outstanding to $110,000 on June 30, 2018. The carrying value of the Company’s debt as of June 30, 2018 approximated its fair value. See Note 8 for more information.
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

Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimated the grant date fair value of the share-based awards issued in the form of profit interests granted prior to November 1, 2013 using the Black-Scholes option pricing model and those granted on November 1, 2013 under the Probability-Weighted Expected Return method. Stock options granted to executives on June 29, 2017 and November 6, 2017 were valued using the Black-Scholes option pricing model. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 13 for more information.
Segment Reporting
The Company reports its results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on its boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. The Company's Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. See Note 17 for more information.
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
Recent Accounting Pronouncements
In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition, Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years beginning after December 15, 2017. Entities have the option of using either the retrospective or cumulative effect transition method. The Company has completed an assessment of the impact of ASU 2014-09 and other related ASUs, and concluded that the impact of adoption will not be significant to the Company’s financial statements, accounting policies or processes. The Company will expand its revenue related disclosures as a result of adopting the new standard, which will primarily include revenue disaggregation. The Company has adopted ASU 2014-09 for the Company’s fiscal year beginning July 1, 2018, using the modified retrospective approach.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this guidance during the fiscal year ended June 30, 2017.
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

	As of June 30, 2018		As of June 30, 2017
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	1,043,186	4.8%	1,260,627	6.6%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,555,348	95.2%	17,937,687	93.4%
	21,598,534	100.0%	19,198,314	100.0%

Balance of non-controlling interest as of June 30, 2016	$4,679
Allocation of income to non-controlling LLC Unit holders for period	2,717
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,535)
Reallocation of non-controlling interest	(920)
Balance of non-controlling interest as of June 30, 2017	4,941
Allocation of income to non-controlling LLC Unit holders for period	3,356
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,852)
Reallocation of non-controlling interest	(943)
Balance of non-controlling interest as of June 30, 2018	$5,502

Issuance of Additional LLC Units
Under the LLC Agreement, the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company shall cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2018, the LLC issued a total of 2,632,482 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, (iv) the issuance of Class A Common Stock as equity consideration paid in the acquisition of Cobalt, (v) the issuance of Class A Common Stock to LLC Unit holders for exchange of their LLC Units, and (vi) the issuance of Class A Common Stock for the Offering completed by the Company on August 14, 2017. During fiscal year 2018, 14,821 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 14,821 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceed the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings is available for such purposes. As of June 30, 2018 and 2017, tax distributions payable to non-controlling LLC Unit holders were $511 and $309, respectively. During the fiscal years ended June 30, 2018, 2017, and 2016, tax distributions paid to the non-controlling LLC Unit holders were $1,647, $1,226, and $1,239, respectively.
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
The total consideration given to the former members of Cobalt has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the date of the acquisition. The measurements of fair value were determined based upon estimates utilizing the assistance of third party valuation specialists.
The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities of Cobalt assumed at the acquisition date:

Consideration:
Cash consideration paid	$129,525
Equity consideration paid [1]	1,000
Fair value of total consideration transferred	$130,525

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash	$3,973
Trade receivables	2,329
Inventories	14,343
Other current assets	363
Property, plant, and equipment	12,934
Other intangible assets	89,900
Current liabilities	(13,108)
Fair value of assets acquired and liabilities assumed	110,734
Goodwill	19,791
Total purchase price	$130,525
The fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles
Dealer relationships	$56,300	20
Patent	2,600	15
Total definite-lived intangibles	58,900
Indefinite-lived intangible:
Trade name	31,000
Total intangible assets	$89,900
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
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 19.8 years. Goodwill of $19,791 from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.

Acquisition-related costs of $489 and $3,056 incurred by the Company for fiscal years ended June 30, 2018 and 2017, were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2018 and 2017, assumes that the acquisition of Cobalt occurred as of July 1, 2016. The unaudited pro forma consolidated financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2018	2017
Net sales	$497,002	$423,830
Net income	30,696	33,655
Net income attributable to Malibu Boats, Inc.	27,361	30,439
Basic earnings per share	$1.36	$1.53
Diluted earnings per share	$1.35	$1.52
4. Inventories
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2018	2017
Raw materials	$28,851	$15,643
Work in progress	6,164	2,068
Finished goods	9,253	6,124
Total inventories	$44,268	$23,835
5. Property, Plant, and Equipment
Property, plant, and equipment acquired outside of acquisition are stated at cost. When property, plant, and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is accounted for in the statement of operations and comprehensive income. Major additions are capitalized; maintenance, repairs and minor improvements are charged to operating expenses as incurred if they do not increase the life or productivity of the related capitalized asset. Depreciation on leasehold improvements is computed using the straight-line method based on the lesser of the remaining lease term or the estimated useful life and depreciation of equipment is computed using the straight-line method over the estimated useful life as follows:

Years
Building	20
Leasehold improvements	Shorter of useful life or lease term
Machinery and equipment	3-5
Furniture and fixtures	3-5
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. No impairment charges were recorded for the fiscal years ended June 30, 2018, 2017 and 2016 in the Company’s consolidated financial statement.
Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2018	2017
Land	$634	$367
Building and leasehold improvements	20,110	11,009
Machinery and equipment	32,471	22,844
Furniture and fixtures	4,667	3,536
Construction in process	5,636	3,646
	63,518	41,402
Less accumulated depreciation	(22,673)	(17,279)
	$40,845	$24,123
During the first quarter of fiscal 2018, the Company disposed of various molds for models not currently in production with historical cost of $2,122 and a zero net book value. Depreciation expense was $7,656, $4,550 and $3,339 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, substantially all of which was recorded in cost of sales.
Sale-Leaseback Transaction
In March 2008, the Company sold its two primary manufacturing and office facilities for a total of $18,250, which resulted in a gain of $726. Expenses incurred related to the sale were $523. Simultaneous with the sale, the Company entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain on this transaction of $203 has been deferred and is being amortized over the initial lease term. For the fiscal years ended June 30, 2018, 2017 and 2016, the realized gain recognized was $10, $10, and $10, respectively.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2018 and 2017 were as follows:

Goodwill as of June 30, 2016	$12,470
Effect of foreign currency changes on goodwill	222
Goodwill as of June 30, 2017	12,692
Addition related to the acquisition of Cobalt	19,791
Effect of foreign currency changes on goodwill	(253)
Goodwill as of June 30, 2018	$32,230
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2018	2017
Reacquired franchise rights	$1,333	$1,383	5	1.3
Dealer relationships	86,062	29,852	8-20	18.8
Patent	3,986	1,386	12-15	14.0
Trade name	24,667	24,667	15	3.2
Non-compete agreement	52	54	10	6.3
Backlog	93	96	0.3	0.0
Total	116,193	57,438
Less: Accumulated amortization	(52,972)	(47,841)
Total definite-lived intangible assets, net	63,221	9,597
Indefinite-lived intangible:
Trade name	31,000	—
Total other intangible assets	$94,221	$9,597
Amortization expense recognized on all amortizable intangibles was $5,198, $2,198 and $2,185 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Estimated future amortization expenses as of June 30, 2018 are as follows:

Fiscal Year	As of June 30, 2018
2019	$5,072
2020	4,879
2021	4,796
2022	3,348
2023	3,152
Thereafter	41,974
$63,221
7. Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years and two years for its Malibu and Axis brands, respectively. For Cobalt boats, the Company provides a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, the Company provides a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Like our Malibu and Axis brands, some materials, components or parts of the boat that are not covered by Cobalt's limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components.
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

Changes in the Company’s product warranty liability were as follows:

	Fiscal Year Ended June 30, 2018
	2018	2017	2016
Beginning balance	$10,050	$8,083	$6,610
Add: Warranty Expense	9,861	6,472	5,237
Additions for Cobalt acquisition	4,404	—	—
Less: Warranty claims paid	(7,098)	(4,505)	(3,764)
Ending balance	$17,217	$10,050	$8,083
8. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2018	2017
Term loan	$110,000	$55,000
Less unamortized debt issuance costs	(1,513)	(1,597)
Total debt	108,487	53,403
Less current maturities	—	—
Long term debt less current maturities	$108,487	$53,403
Long-Term Debt
Previously Existing Credit Agreement. On April 2, 2015, Malibu Boats, LLC, as the borrower ("Borrower") and wholly owned subsidiary of the LLC, entered into a credit agreement with a syndicate of banks led by SunTrust Bank that included a revolving credit facility and term loan (the “Previously Existing Credit Agreement”). The Previously Existing Credit Agreement, consisting of a $25,000 revolving commitment and a $80,000 term loan, was refinanced and replaced with the Second Amended and Restated Credit Agreement entered between the LLC, the Borrower, certain subsidiaries of the Borrower, as guarantors, and a syndicate of banks led by SunTrust Bank (the “New Credit Agreement”), which is described further below. The proceeds from the Previously Existing Credit Agreement were used to repurchase the Company's Class A Common Stock and refinance amounts outstanding under the previously existing revolving credit facility with the same bank. The obligations of the Borrower under the Previously Existing Credit Agreement were guaranteed by its parent, Malibu Boats Holdings, LLC, and its subsidiaries, Malibu Boats Domestic International Sales Corp. and Malibu Australia Acquisition Corp. Malibu Boats, Inc. was not a party to the Previously Existing Credit Agreement. The lending arrangements were secured by substantially all of the assets of the LLC, the Borrower, Malibu Domestic International Sales Corp., and those of any future domestic subsidiary pursuant to a security agreement. The Previously Existing Credit Agreement was scheduled to mature on April 2, 2020.
Borrowings under the Previously Existing Credit Agreement accrued interest at a rate equal to either, at the Borrower's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.00% to 1.75% with respect to Base Rate borrowings and 2.00% to 2.75% with respect to LIBOR borrowings. The applicable margin was based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. The Borrower was also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranged from 0.25% to 0.40%, per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. At June 30, 2016, the interest rate on the loan was 2.96% and the weighted average interest rate on the term loan was 2.83% for fiscal year 2016.
In connection with the Previously Existing Credit Agreement, the Company capitalized $1,224 in deferred financing costs. The unamortized balance as of June 30, 2017 for these costs was $671.

New Credit Agreement. On June 28, 2017, Malibu Boats LLC as borrower entered into the New Credit Agreement. The New Credit Agreement provides the Borrower a term loan facility in an aggregate principal amount $160,000 ($55,000 of which was drawn on June 28, 2017 to refinance the loans under the New Credit Agreement and $105,000 of which was drawn on July 6, 2017 to fund the payment of the purchase price for the Cobalt Acquisition, as well as to pay certain fees and expenses related to entering into the New Credit Agreement) and a revolving credit facility of up to $35,000. Each of the term loans and the revolving credit facility are scheduled to mature, on July 1, 2022. The Borrower has the option to request lenders to increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $50,000, subject to the terms of the New Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.

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

In connection with the New Credit Agreement, the Company capitalized $2,074 in deferred financing costs. These costs, in addition to the unamortized balance for lenders in the syndicate who experienced an insubstantial modification of $671, are being amortized over the term of the New Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheet.

The Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its term loans under the Credit Agreement (Refer to Note 12) and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of March 31, 2018 and June 30, 2017, are reflected as noncurrent. The $50,000 repayment resulted in a write off of deferred financing costs of $829, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
Covenant Compliance
As of June 30, 2018 and 2017, the Company was in compliance with the covenants contained in the New Credit Agreement, respectively.

Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Previously Existing Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 11. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's consolidated statements of operations and comprehensive income. For the fiscal years ended ended June 30, 2018 and 2017, the Company recorded a gain of $369 and $912, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2018	2017
Beginning balance	$82,291	$93,750
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	1,685	960
Adjustment for change in estimated tax rate	(24,637)	(8,140)
Payment under tax receivable agreement	(4,293)	(4,279)
	55,046	82,291
Less current portion under tax receivable agreement	(3,932)	(4,332)
Ending balance	$51,114	$77,959
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
During the second quarter of fiscal 2018, the U.S. Congress enacted tax legislation called the Tax Cuts and Jobs Act of 2017 ("the Tax Act") on December 22, 2017, which, among other provisions, lowered the Company's U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act lowered the estimated tax rate used to compute the Company's future tax obligations and, in turn, reduced the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability, resulted in a decrease in the tax receivable agreement liability of $30,317 during the second quarter of fiscal 2018. Refer to Note 10 for further information on the Tax Act. Also, during the first quarter of fiscal 2018, the Company acquired Cobalt, which expanded the Company's footprint into new state tax jurisdictions. This change in the Company's state tax posture increased the estimated tax rate used in computing the Company's future tax obligations and, in turn, increased the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability resulted in an increase in the tax receivable agreement liability of $6,047 during the first quarter of fiscal 2018. These amounts are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
During the fourth quarter of fiscal year 2017, the state of Tennessee enacted tax legislation that provided for an alternative single sales apportionment formula for manufacturers, such as the LLC, that are engaged in qualifying activities within the state for the purpose of reducing their estimated future tax obligation in Tennessee. The Company intends to utilize the new apportionment formula, which will lower the estimated tax rate used in computing its future tax obligations and, in turn, reduce the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. When estimating the expected reduction in taxes paid from the increased tax basis, the Company continuously monitors changes in their overall tax posture, including changes in tax legislation. The change in the underlying tax-rate assumptions used to estimate the Tax Receivable Agreement liability, resulted in a decrease in the Tax Receivable Agreement liability of $8,140 during the fourth quarter of fiscal year ended June 30, 2017, and is included in other income, net in the accompanying consolidated statements of operations and comprehensive income.
As of June 30, 2018 and June 30, 2017, the Company recorded deferred tax assets of $107,293 and $109,375, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 10. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2019.
10. Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes , and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

On December 22, 2017, the Tax Act was enacted which, among a number of its provisions, lowered the U.S. corporate tax rate from 35% to 21% , effective January 1, 2018. The Company's blended statutory tax rate for fiscal year 2018 will approximate 28% as a result of the change in statutory rates. For fiscal year 2018, we recorded a non-cash adjustment to income tax expense of $44,500 for the remeasurement of deferred taxes on the enactment date and the deferred tax impact related to the reduction in the tax receivables agreement liability.

The components of provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Current tax expense:
Federal	$10,111	$6,094	$5,372
State	1,758	1134	902
Foreign	756	788	351
Total Current	12,625	8,016	6,625
Deferred tax expense:
Federal	51,358	9,132	4,886
State	(5,369)	615	458
Foreign	(196)	(170)	(168)
Total Deferred	45,793	9,577	5,176
Income tax expense	$58,418	$17,593	$11,801
The income tax expense differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Federal tax provision at statutory rate	28.0%	35.0%	35.0%
Change in federal statutory rate	36.2	—	—
State income taxes, net of federal benefit	3.9	3.4	3.2
Permanent differences attributable to partnership investment	(0.1)	0.4	(0.4)
Section 199 deductions	(1.2)	(1.4)	—
Non-controlling interest	(1.0)	(1.9)	(2.5)
Change in valuation allowance	(0.4)	1.1	1.3
Other, net	—	(0.4)	0.2
Total income tax expense on continuing operations	65.4%	36.2%	36.8%
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

The components of the Company's net deferred income tax assets and liabilities at June 30, 2018 and 2017 are as follows:

	As of June 30,
	2018	2017
Deferred tax assets:
Partnership basis differences	$73,812	$115,599
Fixed assets and intangibles	5	8
Accrued liabilities and reserves	391	348
State tax credits and NOLs	2,938	1,712
Acquisition costs	—	10
Other	35	51
(Less) valuation allowance	(12,716)	(10,324)
Total deferred tax assets	64,465	107,404
Deferred tax liabilities:
Fixed assets and intangibles	687	850
Other	14	18
Total deferred tax liabilities	701	868
Total net deferred tax assets	$63,764	$106,536
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2018 and 2017, the Company concluded that $12,716 and $10,324, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2032.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for years 2015 through 2017, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2014 through 2017. The Company is currently undergoing an Internal Revenue Service ("IRS") examination of its June 30, 2015 return which began in the fourth quarter of fiscal 2017, which the Company hopes to complete by the first half of fiscal 2019. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits described below is adequate.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2018, 2017, 2016 is as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Balance as of July 1	$113	$66	$66
Additions based on tax positions taken during the current period	216	47	—
Balance as of June 30	$329	$113	$66
In fiscal year 2018, the Company recorded $131 in connection with inventory subject to Internal Revenue Code Sec. 263A identified during an IRS examination. In fiscal year 2015, the Company recorded $62 and $4 in connection with uncertain tax positions taken by Malibu Boats Pty Ltd. in prior fiscal years and the fiscal year 2015, respectively, that would be payable by the Company if settled with the relevant tax authority. As of June 30, 2018, it is reasonably possible that $131 of the total unrecognized tax benefits recorded will reverse within the next twelve months. Of the total unrecognized tax benefits recorded on the balance sheet, $317 would impact the effective tax rate once settled.
The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2018 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.

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
Assets and liabilities that had recurring fair value measurements as of June 30, 2018 and 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018:
Interest rate swap not designated as cash flow hedge	$418	$—	$418	$—
Total assets at fair value	$418	$—	$418	$—

As of June 30, 2017:
Interest rate swap not designated as cash flow hedge	$49	$—	$49	$—
Total liabilities at fair value	$49	$—	$49	$—
Fair value measurement for the Company's interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of June 30, 2018 or 2017, respectively.
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

There were no impairments recorded in connection with tangible and intangible long-lived assets for fiscal years ended June 30, 2018, 2017 or 2016, respectively.
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
The aggregate gross proceeds from the Offering was $58,075. Of these proceeds, the Company received $55,317 after deducting $2,758 in underwriting discounts and commissions. Of the net proceeds received from the Offering, $50,000 was used to repay amounts outstanding on its loans under the New Credit Agreement (Refer to Note 8). The remaining net proceeds were used for general working capital purposes.
Exchange of LLC Units for Class A Common Stock
During fiscal year 2016, a non-controlling LLC Unit holder exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, one share of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2016 the Company had a total of 23 shares of its Class B Common Stock issued and outstanding.
During fiscal year 2017, four non-controlling LLC Unit holder exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, one share of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2017, the Company had a total of 19 shares of its Class B Common Stock issued and outstanding.
During fiscal year 2018, eleven non-controlling LLC Unit holder exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, one share of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2018, the Company had a total of 17 shares of its Class B Common Stock issued and outstanding.
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
During fiscal year 2016, the Company purchased 287,346 shares of Class A Common Stock at an average stock price of $13.82 per share for an aggregate purchase price of approximately $3,981 including related fees and expenses. Upon repurchase, these shares were classified as treasury stock and then subsequently retired. In addition, as noted above, 287,346 LLC Units held by the Company were redeemed and canceled by the LLC. During fiscal year 2017, no additional shares were repurchased under the program. The program expired on February 8, 2017.
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
Equity Consideration
On July 6, 2017, in connection with the acquisition of Cobalt, the Company issued 39,262 shares of Class A Common Stock to the William Paxson St. Clair, Jr., a former owner of Cobalt, now director to the Company's Board of Directors and President of Cobalt, as equity consideration. Refer to Note 3 for more information on the acquisition.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2018, the Company held 20,555,348 LLC Units, representing a 95.2% economic interest in the LLC, while non-controlling LLC Unit holders held 1,043,186 LLC Units, representing a 4.8% interest in the LLC. Refer to Note 2 for additional information on non-controlling interest.
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
13. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2018, there were 1,001,552 shares available for future issuance under Incentive Plan.
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
On November 6, 2017, the Company granted 78,900 restricted stock units and restricted stock awards to certain key employees. The grant date fair value of these awards was $2,436 based on a stock price of $30.87 per share on the date of grant. Under the terms of the agreements, approximately 72% of the awards vest in substantially equal annual installments over a four year period, and the remaining 28% of the awards vest in tranches based on the achievement of annual performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement.
On November 6, 2017, the Company granted 40,000 options to certain key employees to purchase from the Company shares of Class A Common Stock at a price of $30.87 per share. The term of the options commenced on November 6, 2017 and will expire on November 5, 2023, the day before the sixth anniversary of the grant date. Under the terms of the agreements, approximately 50% of the awards will vest ratably over four years on each anniversary of their grant date and approximately 50% of the awards will vest in tranches based on the achievement of annual or cumulative performance targets. At November 6, 2017, the fair value of the option awards was $405 and is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 2.0%, expected volatility of 37.1%, expected term of 4.25 years, and no dividends. Stock-based compensation expense attributable to the time based options is amortized on a straight-line basis over the requisite service period. Compensation costs associated with performance based option awards are recognized over the requisite service period based on probability of achievement.
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
The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30, 2018			Fiscal Year Ended June 30, 2017
	Shares	Price per share	Weighted Average Exercise Price/Share	Shares	Price per share	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	104,000	$25.85	$25.85	—	$—	$—
Options granted	40,000	30.87	30.87	104,000	25.85	25.85
Options exercised	—	—	—	—	—	—
Options canceled	—	—	—	—	—	—
Outstanding options at end of year	144,000	27.24	27.24	104,000	25.85	25.85
Exercisable at end of year	26,000	25.85	25.85	—	—	—
Vested and expected to vest at end of year	118,000	$27.24	$27.24	104,000	$25.85	$25.85
As of June 30, 2018, the weighted-average years non-vested for service period awards and performance target awards was approximately 1.9 years and 0.6 year, respectively.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. For the fiscal year ended June 30, 2016, the Company issued 8,688 shares of Class A Common Stock and 43,508 restricted stock units with a weighted-average grant date fair value of $14.38 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2017, the Company issued 6,857 shares of Class A Common Stock and 37,727 restricted stock units with a weighted-average grant date fair value of $15.42 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2018, the Company issued 4,567 shares of Class A Common Stock and 23,838 restricted stock units with a weighted-average grant date fair value of $30.52 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2018		2017		2016
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	225,854	$15.77	140,908	$16.17	44,775	$20.20
Granted	102,738	30.80	168,227	15.55	174,072	15.05
Vested	(99,613)	19.57	(81,181)	15.95	(69,751)	15.62
Forfeited	(1,825)	22.58	(2,100)	18.52	(8,188)	20.13
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	227,154	$20.84	225,854	$15.77	140,908	$16.17
Stock compensation expense attributable to all of the Company's equity awards was $1,973, $1,396 and $1,947 for fiscal years 2018, 2017 and 2016, respectively, including $283 and $1,066 of expense related to profit interest awards previously granted prior to the IPO under the former LLC agreement for fiscal years 2017 and 2016, respectively, and is included in general and administrative expense in the Company's consolidated statement of operations and comprehensive income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal year 2018, the Company withheld approximately 21,775 shares at an aggregate cost of approximately $691, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested. As of June 30, 2018 and 2017, unrecognized compensation cost related to nonvested, share-based compensation was $4,428 and $3,601, respectively.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2018	2017	2016
Basic:
Net income attributable to Malibu Boats, Inc.	$27,613	$28,358	$18,042
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,012,627	17,708,924	17,838,625
Weighted-average participating restricted stock units convertible into Class A Common Stock	166,754	137,970	95,955
Basic weighted-average shares outstanding	20,179,381	17,846,894	17,934,580
Basic net income per share	$1.37	$1.59	$1.01

Diluted:
Net income attributable to Malibu Boats, Inc.	$27,613	$28,358	$18,042
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,179,381	17,846,894	17,934,580
Restricted stock units granted to employees	101,563	104,438	50,847
Weighted-average stock options convertible into Class A Common Stock	266	—	—
Diluted weighted-average shares outstanding [1]	20,281,210	17,951,332	17,985,427
Diluted net income per share	$1.36	$1.58	$1.00
1 The Company excluded 1,205,249, 1,397,447, and 1,413,024 potentially dilutive shares from the calculation of diluted net income per share for the fiscal year ended June 30, 2018, 2017, and 2016, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock has not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve and related consolidated statement of operations account accordingly. This potential loss reserve is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $163,626 and $107,923 as of June 30, 2018 and 2017, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive income. During fiscal years ended June 30, 2018 and 2017 no units were repurchased. During the fiscal year ended June 30, 2016, the Company agreed to repurchase three units from the lender of two of its former dealers. The total losses on these repurchases were $30. Other than these repurchase commitments, the Company has not repurchased another unit from lenders since July 1, 2010. Accordingly, the Company did not carry a reserve for repurchases as of June 30, 2018 and 2017, respectively.
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
The Company also has various other leases for operating facilities in both the U.S. and Australia and machinery and equipment under operating leases that expire over the next twelve months. The total rental expense for fiscal years ended June 30, 2018, 2017 and 2016 was $2,568, $2,384, and $2,394, respectively.
Future minimum lease payments under noncancelable operating leases as of June 30, 2018, are as follows:

As of June 30, 2018
Fiscal Year
2019	$2,349
2020	2,320
2021	2,303
2022	2,309
2023	2,325
Thereafter	10,157
$21,763
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 7 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of June 30, 2018 that would not be covered by our insurance.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2018 or June 30, 2017 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
16. Related Party Transactions
Three non-employee members of the Company's board of directors are also shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2018, 2017 and 2016, $421, $374 and $392, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $75 and $63 was a prepayment for services through the 2018 and 2017 annual meetings for each of the years ended June 30, 2018 and 2017, respectively.

17. Segment Reporting
The following table presents financial information for the Company’s reportable segments for fiscal years ended June 30, 2018, 2017, and 2016.

Fiscal Year Ended June 30, 2018
	Malibu US	Cobalt [1]	Malibu Australia	Eliminations	Total
Net sales	$302,115	$180,315	$23,445	$(8,873)	$497,002
Affiliate (or intersegment) sales	8,873	—	—	(8,873)	—
Net sales to external customers	293,242	180,315	23,445	—	497,002
Depreciation and amortization	6,859	5,386	609	—	12,854
Net income before provision for income taxes	68,015	19,717	1,770	(115)	89,387
Capital expenditures	9,248	1,170	31	—	10,449
Long-lived assets	39,388	118,512	9,396	—	167,296
Total assets	$327,181	$157,616	$20,128	$(139,157)	$365,768

Fiscal Year Ended June 30, 2017
	Malibu US	Cobalt [1]	Malibu Australia	Eliminations	Total
Net sales	$267,552	$—	$22,995	$(8,610)	$281,937
Affiliate (or intersegment) sales	8,610	—	—	(8,610)	—
Net sales to external customers	258,942	—	22,995	—	281,937
Depreciation and amortization	6,115	—	633	—	6,748
Net income before provision for income taxes	46,927	—	1,893	(152)	48,668
Capital expenditures	9,183	—	79	—	9,262
Long-lived assets	36,089	—	10,323	—	46,412
Total assets	$222,252	$—	$19,099	$(17,688)	$223,663

Fiscal Year Ended June 30, 2016
	Malibu US	Cobalt [1]	Malibu Australia	Eliminations	Total
Net sales	$239,689	$—	$20,849	$(7,573)	$252,965
Affiliate (or intersegment) sales	7,573	—	—	(7,573)	—
Net sales to external customers	232,116	—	20,849	—	252,965
Depreciation and amortization	4,900	—	624	—	5,524
Net income before provision for income taxes	31,674	—	453	(31)	32,096
Capital expenditures	6,156	—	20	—	6,176
Long-lived assets	31,446	—	10,540	—	41,986
Total assets	$222,613	$—	$17,130	$(17,417)	$222,326
1 Represents the results of the Cobalt since the acquisition on July 6, 2017.

18. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2018
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net sales	$138,659	$140,429	$114,373	$103,541	$497,002
Gross profit	33,540	36,363	27,516	22,923	120,342
Operating income	19,513	23,947	15,655	10,952	70,067
Net income (loss)	13,343	16,796	(5,584)	6,414	30,969
Net income (loss) attributable to non-controlling interest	904	1,124	799	529	3,356
Net income (loss) attributable to Malibu Boats, Inc.	$12,439	$15,672	$(6,383)	$5,885	$27,613
Basic net income (loss) per share	$0.61	$0.76	$(0.31)	$0.31	$1.37
Diluted net income (loss) per share	$0.60	$0.76	$(0.31)	$0.31	$1.36

	Quarter Ended				Fiscal Year Ended June 30, 2017
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net sales	$75,106	$77,149	$67,661	$62,021	$281,937
Gross profit	20,040	21,362	17,813	15,823	75,038
Operating income	7,965	13,026	11,661	6,786	39,438
Net income	10,266	8,846	7,737	4,226	31,075
Net income income attributable to non-controlling interest	602	833	836	446	2,717
Net income attributable to Malibu Boats, Inc.	$9,664	$8,013	$6,901	$3,780	$28,358
Basic net income per share	$0.54	$0.45	$0.39	$0.21	$1.59
Diluted net income per share	$0.53	$0.45	$0.39	$0.21	$1.58
19. Subsequent Events
Pursuit Acquisition
On August 21, 2018, Malibu Boats, LLC, our wholly owned indirect subsidiary, agreed to purchase the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc. for a purchase price of $100.0 million. Pursuit, located in Fort Pierce, Florida, is a leader in the saltwater outboard fishing boat market through its offering 15 models of offshore, dual console and center console boats. The purchase price, which is subject to certain customary adjustments, is expected to be financed with cash on hand and borrowings under the Company's revolving credit facility. The acquisition is expected to close in the second quarter of fiscal 2019.
Amendment to the Credit Facility
In connection with entering into the agreement to acquire Pursuit, Malibu Boats, LLC, as the borrower, entered into the First Incremental Facility Amendment and First Amendment to the Second Amended and Restated Credit Agreement with SunTrust Bank, as administrative agent, swingline lender and issuing bank on August 21, 2018. The amendment increased the amount available for borrowing under our revolving credit facility by $50,000 from $35,000 to $85,000. Revolving loans made pursuant to this incremental facility will have terms and conditions identical to the Company’s current revolving credit facility, except a ticking fee will accrue on the incremental $50,000 borrowing capacity. The Company will be required to pay a ticking fee that will accrue at a rate of 0.30% per annum on the aggregate amount of the incremental borrowing capacity. The availability of the incremental borrowing capacity is subject to the satisfaction of certain conditions, including the closing of the acquisition of Pursuit.
Issuance of Equity Awards
On August 22, 2018, the Company granted 50,000 options to certain key employees to purchase from the Company shares of Class A Common Stock at a price of $42.13 per share. The term of the options commenced on August 22, 2018 and will expire on August 21, 2024, the day before the sixth anniversary of the grant date. Under the terms of the grants, the awards will vest ratably over four years on each anniversary of their grant date beginning on August 22, 2019.

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2018, our internal control over financial reporting is effective based on those criteria.
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

Other than our integration of Cobalt, there have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV.
Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2018, 2017, and 2016.

•	Consolidated Balance Sheets as of June 30, 2018 and 2017.

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2018, 2017, and 2016.

•	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017, and 2016.

•	Notes to Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firms.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
3. Exhibits
The exhibits filed as part of this Annual Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 21, 2018 among Malibu Boats, LLC, PB Holdco, LLC, S2 Yachts, Inc., Gen 123 Properties, LLC and the other parties named therein[11]
3.1	Certificate of Incorporation of Malibu Boats, Inc. [2]
3.2	Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [2]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Form of Class A Common Stock Certificate [2]
4.2	Form of Class B Common Stock Certificate [2]
10.1	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
10.2	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
10.3	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.4
Second Amended and Restated Credit Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [1]

10.5
Second Amended and Restated Security Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent [1]

10.6
First Incremental Facility Amendment and First Amendment dated August 21, 2018 to the Second Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [11]

10.7	+Engine Supply Agreement dated November 14, 2016 between Malibu Boats, LLC and General Motors LLC [9]
10.8*	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.9*	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.10*	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.11*	Employment Agreement, dated June 28, 2017, between William Paxson St. Clair, Jr. and Cobalt Boats, LLC [1]
10.12*	Long-Term Incentive Plan [2]
10.13*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.14*	Form of Stock Option Agreement for Long-Term Incentive Plan [10]
10.15*	Form of Restricted Stock Agreement for Long-Term Incentive Plan [10]
10.16*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive) [10]
10.17*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive) [10]
10.18*	Form of Indemnification Agreement [7]
10.19*	Director Compensation Policy [5]
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
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

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 29, 2017.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on October 3, 2014.

(7)	Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-192862) filed on December 13, 2013.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 4, 2016.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 1, 2017.

(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 001-36290) filed on September 8, 2017.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on August 22, 2018.

Item 16.     Form 10-K Summary

None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

September 6, 2018	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

September 6, 2018	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer		September 6, 2018
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Wayne R. Wilson		September 6, 2018
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael K. Hooks		September 6, 2018
Michael K. Hooks	Chairman of the Board and Director
/s/ Mark W. Lanigan		September 6, 2018
Mark W. Lanigan	Director
/s/ Phillip S. Estes		September 6, 2018
Phillip S. Estes	Director
/s/ James R. Buch		September 6, 2018
James R. Buch	Director
/s/ Ivar S. Chhina		September 6, 2018
Ivar S. Chhina	Director
/s/ Michael J. Connolly		September 6, 2018
Michael J. Connolly	Director
/s/ Peter E. Murphy		September 6, 2018
Peter E. Murphy	Director
/s/ William Paxson St. Clair, Jr.		September 6, 2018
William Paxson St. Clair, Jr.	Director
/s/ John E. Stokely		September 6, 2018
John E. Stokely	Director