Form 10-Q
period 2018-09-30
Malibu Boats, Inc.
filed 2018-11-06
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of November 5, 2018:	20,824,950	shares
Class B Common Stock, par value $0.01, outstanding as of November 5, 2018:	16	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Net sales	123,483	$103,541
Cost of sales	92,982	80,618
Gross profit	30,501	22,923
Operating expenses:
Selling and marketing	3,498	3,589
General and administrative	8,971	7,074
Amortization	1,280	1,308
Operating income	16,752	10,952
Other expense, net:
Other (income) expense, net	(17)	2,597
Interest expense	1,171	2,199
Other expense, net	1,154	4,796
Income before provision for income taxes	15,598	6,156
Provision for (benefit from) income taxes	3,583	(258)
Net income	12,015	6,414
Net income attributable to non-controlling interest	717	529
Net income attributable to Malibu Boats, Inc.	$11,298	$5,885

Comprehensive income:
Net income	$12,015	$6,414
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	(404)	300
Other comprehensive (loss) income, net of tax	(404)	300
Comprehensive income, net of tax	11,611	6,714
Less: comprehensive income attributable to non-controlling interest, net of tax	693	554
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$10,918	$6,160

Weighted average shares outstanding used in computing net income per share:
Basic	20,640,418	19,178,756
Diluted	20,750,353	19,303,794
Net income available to Class A Common Stock per share:
Basic	$0.55	$0.31
Diluted	$0.54	$0.31

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2018	June 30, 2018
Assets
Current assets
Cash	$72,169	$61,623
Trade receivables, net	22,704	24,625
Inventories, net	52,784	44,268
Prepaid expenses and other current assets	3,718	3,298
Income tax receivable	209	100
Total current assets	151,584	133,914
Property, plant and equipment, net	41,527	40,845
Goodwill	32,061	32,230
Other intangible assets, net	92,888	94,221
Deferred tax assets	66,164	64,105
Other assets	443	453
Total assets	$384,667	$365,768
Liabilities
Current liabilities
Accounts payable	$28,574	$24,349
Accrued expenses	34,059	35,685
Income taxes and tax distribution payable	2,563	1,420
Payable pursuant to tax receivable agreement, current portion	3,932	3,932
Total current liabilities	69,128	65,386
Deferred tax liabilities	299	341
Payable pursuant to tax receivable agreement, less current portion	53,667	51,114
Long-term debt	108,581	108,487
Other long-term liabilities	599	569
Total liabilities	232,274	225,897
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,776,651 shares issued and outstanding as of September 30, 2018; 20,555,348 issued and outstanding as of June 30, 2018	206	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 16 shares issued and outstanding as of September 30, 2018; 17 shares issued and outstanding as of June 30, 2018	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and June 30, 2018	—	—
Additional paid in capital	110,685	108,360
Accumulated other comprehensive loss	(2,388)	(1,984)
Accumulated earnings	39,087	27,789
Total stockholders' equity attributable to Malibu Boats, Inc.	147,590	134,369
Non-controlling interest	4,803	5,502
Total stockholders’ equity	152,393	139,871
Total liabilities and stockholders' equity	$384,667	$365,768
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$(1,984)	$27,789	$5,502	$139,871
Net income	—	—	—	—	—	—	11,298	717	12,015
Stock based compensation, net of withholding taxes on vested equity awards	(4)	—	—	—	(50)	—	—	—	(50)
Issuances of equity for services	—	—	—	—	71	—	—	—	71
Issuance of equity for exercise of options	26	—	—	—	672				672
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,553)	—	—	—	(2,553)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,138	—	—	—	3,138
Exchange of LLC Units for Class A Common Stock	199	2	—	—	1,047	—	—	(1,047)	2
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—		(354)	(354)
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(15)	(419)
Balance at September 30, 2018	20,776	$206	16	$—	$110,685	$(2,388)	$39,087	$4,803	$152,393

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2018	2017
Operating activities:
Net income	$12,015	$6,414
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	476	362
Non-cash compensation to directors	71	62
Depreciation and amortization	3,143	3,038
Amortization of deferred financing costs	94	952
Deferred income taxes	1,032	(2,199)
Adjustment to tax receivable agreement liability	—	2,615
Other items, net	(100)	(34)
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	1,771	(5,168)
Inventories	(8,599)	(4,514)
Prepaid expenses and other assets	(325)	(1,436)
Accounts payable	3,839	5,223
Income taxes receivable and payable	1,250	1,758
Accrued expenses and other liabilities	(1,483)	(2,057)
Net cash provided by operating activities	13,184	5,016
Investing activities:
Purchases of property, plant and equipment	(2,190)	(1,830)
Payment for acquisition, net of cash acquired	—	(125,552)
Net cash used in investing activities	(2,190)	(127,382)
Financing activities:
Principal payments on long-term borrowings	—	(50,000)
Proceeds from long-term borrowings	—	105,000
Payment of deferred financing costs	—	(1,148)
Proceeds from issuance of Class A Common Stock in offering, net of underwriting discounts	—	55,317
Payments of costs directly associated with offering	—	(650)
Proceeds received from exercise of stock option	672	—
Cash paid for withholding taxes on vested restricted stock	(526)	(231)
Distributions to LLC Unit holders	(556)	(345)
Net cash (used in) provided by financing activities	(410)	107,943
Effect of exchange rate changes on cash	(38)	25
Changes in cash	10,546	(14,398)
Cash—Beginning of period	61,623	32,822
Cash—End of period	$72,169	$18,424

Supplemental cash flow information:
Cash paid for interest	$1,153	$998
Cash paid for income taxes	1,016	52
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	3,138	142
Establishment of amounts payable under tax receivable agreements	2,553	119
Exchange of LLC Units by LLC Unit holders for Class A common stock	1,047	23
Tax distributions payable to non-controlling LLC Unit holders	354	290
Capital expenditures in accounts payable	368	439

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On July 6, 2017, the Company acquired all the outstanding units of Cobalt Boats, LLC (“Cobalt”) further expanding the Company's product offering across a broader segment of the recreational boating industry including performance sport boats, sterndrive and outboard boats. As a result of the acquisition, the Company also consolidates the financial results of Cobalt. Refer to Note 4. The Company reports its results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on their boat manufacturing operations.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2018, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at September 30, 2018, and the results of its operations for the three month periods ended September 30, 2018 and September 30, 2017, and its cash flows for the three month periods ended September 30, 2018 and September 30, 2017. Operating results for the three months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2019. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Pursuit Acquisition
On August 21, 2018, our subsidiary Malibu Boats, LLC, agreed to purchase the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc. for a purchase price of $100,000. Pursuit, located in Fort Pierce, Florida, is a leader in the saltwater outboard fishing boat market through its offering of 15 models of offshore, dual console and center console boats. The acquisition was completed on October 15, 2018. Refer to Note 17 for further information.
Recent Accounting Pronouncements
On July 1, 2018, the Company adopted the new accounting standard, ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC 606”) and applied the provisions of the standard to all contracts using the modified retrospective method. The cumulative effect of adopting the new revenue standard was immaterial and no adjustment has been recorded to the opening balance of retained earnings. Prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. Substantially all of the Company’s revenue continues to be recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer.  New controls and processes designed to meet the requirements of the standard were implemented, and the required new disclosures are presented in Note 2. The adoption of ASC Topic 606 did not have a material impact on the amounts reported in the Company's unaudited condensed consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842).  The amendments in this update create ASC Topic 842, Leases, and supersede the requirements in ASC Topic 840, Leases.  ASC Topic 842 requires lessees to recognize on the balance sheet a right‑of‑use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In June 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvement, which provides entities with an additional (optional) transition method to adopt the new lease standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new leases standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company is currently assessing the potential impact this guidance may have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance provides specific classification of how certain cash receipts and cash payments are presented in the statement of cash flows. The ASU was applied using a retrospective transition method. The adoption of this ASU on July 1, 2018 did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business that provides a two-step analysis in the determination of whether an acquisition or derecognition is a business or an asset. The update removes the evaluation of whether a market participant could replace any missing elements and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance will be applied on a prospective basis for transactions that occur after the effective date. The adoption of this ASU on July 1, 2018 did not have a material impact on the Company's consolidated financial statements.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements and related disclosures.
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three months ended September 30, 2018
	Malibu US	Cobalt	Malibu Australia	Consolidated
Revenue by product:
Boat and trailer sales	$66,080	$47,439	$5,831	$119,350
Part and other sales	3,150	821	162	4,133
Total revenue	$69,230	$48,260	$5,993	$123,483

Revenue by geography:
North America	$67,858	$44,974	$—	$112,832
International	1,372	3,286	5,993	10,651
Total revenue	$69,230	$48,260	$5,993	$123,483
Boat and Trailer Sales
Consists of sales of boats and trailers to the Company's dealer network, net of sales returns, discounts, rebates and free flooring incentives. Boat and trailer sales also includes optional boat features. Sales returns consist of boats returned by dealers under our warranty program. Rebates, free flooring and discounts consists of incentives, including rebates, volume discounts and free flooring that the Company provides to its dealers based on sales of eligible products.
Part and Other Sales

Consists primarily of parts and accessories sales, royalty income, and clothing sales. Parts and accessories sales include replacement and aftermarket boat parts and accessories sold to the Company's dealer network. Royalty income is earned from license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of the Company's intellectual property.
3. Non-controlling Interest
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

	As of September 30, 2018		As of June 30, 2018
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	844,652	3.9%	1,043,186	4.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,776,651	96.1%	20,555,348	95.2%
	21,621,303	100.0%	21,598,534	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2018, the Company caused the LLC to issue a total of 229,784 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of Class A Common Stock to LLC Unit holders for exchange of their LLC Units, and (iv) the issuance of Class A Common Stock for the exercise of vested stock options granted under the Incentive Plan. During the three months ended September 30, 2018, 8,481 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 8,481 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2018 and June 30, 2018, tax distributions payable to non-controlling LLC Unit holders were $354 and $511, respectively. During the three months ended September 30, 2018 and 2017, tax distributions paid to the non-controlling LLC Unit holders were $556 and $312, respectively.
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
The total consideration given to the former members of Cobalt has been allocated to the assets acquired and liabilities assumed based on estimates of fair value as of the date of the acquisition. The measurements of fair value were determined based upon estimates utilizing the assistance of third party valuation specialists.
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
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 19.8 years. Goodwill of $19,791 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible asset and goodwill acquired are deductible for income tax purposes.
Acquisition-related costs of $3,056, which were incurred by the Company in fiscal year 2018 related to the Cobalt acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the fiscal year ended June 30, 2018.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2018 and 2017, assumes that the acquisition of Cobalt occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended September 30,
	2018	2017
Net sales	$123,483	$103,541
Net income	12,015	6,737
Net income attributable to Malibu Boats, Inc.	11,298	6,178
Basic earnings per share	$0.55	$0.32
Diluted earnings per share	$0.54	$0.32
5. Inventories
Inventories, net consisted of the following:

	As of September 30, 2018	As of June 30, 2018
Raw materials	$36,038	$28,851
Work in progress	6,715	6,164
Finished goods	10,031	9,253
Total inventories	$52,784	$44,268
6. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	As of September 30, 2018	As of June 30, 2018
Land	$634	$634
Building and leasehold improvements	20,133	20,110
Machinery and equipment	32,996	32,471
Furniture and fixtures	5,154	4,667
Construction in process	3,844	5,636
	62,761	63,518
Less: Accumulated depreciation	(21,234)	(22,673)
Property, plant and equipment, net	$41,527	$40,845
During the first quarter of fiscal 2019 and 2018, the Company disposed of various molds for models not currently in production with zero net book value and historical costs of $3,285 and $2,122, respectively. Depreciation expense was $1,863 and $1,730 for the three months ended September 30, 2018 and 2017, respectively, substantially all of which was recorded in cost of sales.
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended September 30, 2018 were as follows:

Goodwill as of June 30, 2018	$32,230
Effect of foreign currency changes on goodwill	(169)
Goodwill as of September 30, 2018	$32,061
The components of other intangible assets were as follows:

	As of September 30, 2018	As of June 30, 2018	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,300	$1,333	5	1.1
Dealer relationships	86,002	86,062	8-20	18.5
Patent	3,986	3,986	12-15	13.8
Trade name	24,667	24,667	15	3.0
Non-compete agreement	51	52	10	6.1
Backlog	90	93	0.3	0.0
Total	116,096	116,193
Less: Accumulated amortization	(54,208)	(52,972)
Total definite-lived intangible assets, net	61,888	63,221
Indefinite-lived intangible:
Trade name	31,000	31,000
Total other intangible assets, net	$92,888	$94,221
Amortization expense recognized on all amortizable intangibles was $1,280 and $1,308 for the three months ended September 30, 2018 and 2017, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2019	$3,783
2020	4,873
2021	4,792
2022	3,291
2023	3,154
Thereafter	41,995
$61,888
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
Beginning balance	$17,217	$10,050
Add: Warranty expense	2,916	3,008
Additions for Cobalt acquisition	—	4,404
Less: Warranty claims paid	(2,134)	(2,737)
Ending balance	$17,999	$14,725
9. Financing
Outstanding debt consisted of the following:

	As of September 30, 2018	As of June 30, 2018
Term loans	$110,000	$110,000
Less unamortized debt issuance costs	(1,419)	(1,513)
Total debt	108,581	108,487
Less current maturities	—	—
Long-term debt less current maturities	$108,581	$108,487
Long-Term Debt

Credit Agreement. On June 28, 2017, Malibu Boats, LLC as the borrower ("Boats LLC"), entered into the Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, to refinance the prior credit facility and to provide funds for the purchase of Cobalt. It provided Boats LLC with a term loan facility in an aggregate principal amount of $160,000 ($55,000 of which was drawn on June 28, 2017 to refinance our previous credit facility and $105,000 of which was drawn on July 6, 2017 to fund the payment of the purchase price for the Cobalt acquisition and to pay certain fees and expenses related to entering into the Credit Agreement) and a revolving credit facility of up to $35,000. On August 17, 2017, Boats LLC made a voluntary principal payment on the term loans in the amount of $50,000 with a portion of the net proceeds from the Company’s equity offering completed on August 14, 2017. On August 21, 2018, in connection with the acquisition of Pursuit, Boats LLC entered into the First Incremental Facility Amendment and First Amendment to the Second Amended and Restated Credit Agreement dated as of June 28, 2017 (as amended, the “Credit Agreement”). The amendment increased the amount available under the revolving credit facility by $50,000 (the “Incremental Revolving Commitment”) from $35,000 to $85,000. Each of the term loans and the revolving credit facility are scheduled to mature on July 1, 2022.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at Boats LLC's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Boats LLC is required to pay a commitment fee for the unused portion of the revolving credit facility which ranges from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Boats LLC was also required to pay a ticking fee at a rate of 0.30% per annum on the $50,000 Incremental Revolving Commitment from August 21, 2018 until the date that the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of our purchase of assets of Pursuit. The Company is not a party to the Credit Agreement, and the obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors pursuant to the Second Amended and Restated Security Agreement, by and among Boats LLC, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated as of June 28, 2017, and other collateral documents. The weighted average interest rate on the term loan was 4.1% for the three months ended September 30, 2018.

The Credit Agreement permits prepayment of the term loan facilities without penalty. The $55,000 term loan is subject to quarterly installments of approximately $700 per quarter until March 31, 2019, then approximately $1,000 per quarter until June 30, 2021, and approximately $1,400 per quarter through March 31, 2021. The $105,000 term loan is subject to quarterly installments of approximately $1,300 per quarter until March 31, 2019, then approximately $2,000 per quarter until June 30, 2021, and approximately $2,600 per quarter through March 31, 2022. The Company used proceeds from an offering on August 14, 2017 to repay $50,000 on its term loans under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of June 30, 2018 and September 30, 2018, are reflected as noncurrent. The $50,000 repayment resulted in a write-off of deferred financing costs of $829 which was included in amortization expense on the condensed consolidated statement of operations and comprehensive income. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Credit Agreement generally prohibits the LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, and (iv) share repurchase payments up to $20,000 in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6,000 in any fiscal year, subject to compliance with other financial covenants.

In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2018. These costs, in addition to the unamortized balance related to costs associated with our previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of September 30, 2018 and June 30, 2018.
Covenant Compliance
As of September 30, 2018, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 11. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2018 the Company recorded a loss of $3 and for the the three months ended September 30, 2017 a gain of $31 for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.
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

The following table reflects the changes to the Company's tax receivable agreement liability:

	As of September 30, 2018	As of June 30, 2018
Payable pursuant to tax receivable agreement	$55,046	$82,291
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	2,553	1,685
Adjustment for change in estimated tax rate	—	(24,637)
Payments under tax receivable agreement	—	(4,293)
	57,599	55,046
Less current portion under tax receivable agreement	(3,932)	(3,932)
Payable pursuant to tax receivable agreement, less current portion	$53,667	$51,114
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
Also, during the first quarter of fiscal 2018, the Company acquired Cobalt, which expanded the Company's footprint into new state tax jurisdictions. This change in the Company's state tax posture increased the estimated tax rate used in computing the Company's future tax obligations and, in turn, increased the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability resulted in an increase in the tax receivable agreement liability of $6,047 during the first quarter of fiscal 2018. These amounts are included in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.
As of September 30, 2018 and June 30, 2018, the Company had deferred tax assets of $110,431 and $107,293, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return which was filed on April 15, 2019.
11. Fair Value Measurements
In determining the fair value of certain assets and liabilities, the Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As defined in ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets and financial liabilities recorded on the unaudited condensed consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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
Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Assets
Interest rate swap not designated as cash flow hedge	$415	$—	$415	$—
Total assets at fair value	$415	$—	$415	$—

As of June 30, 2018:
Assets
Interest rate swap not designated as cash flow hedge	$418	$—	$418	$—
Total assets at fair value	$418	$—	$418	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of September 30, 2018 or June 30, 2018.
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
12. Income Taxes
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

As of September 30, 2018 and June 30, 2018, the Company maintained a valuation allowance of $13,215 and $12,716, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The increase in the valuation allowance is due to the exchanges of LLC Units into Class A common stock by certain LLC Unit holders during the three months ended September 30, 2018.
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
For the three months ended September 30, 2018 and 2017, the Company's effective tax rate was 23.0% and (4.2)%, respectively. For the three months ended September 30, 2018, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes. This effect was partially offset by a windfall benefit generated by certain stock based compensation during the quarter and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes. For the three months ended September 30, 2017, the principal differences in the Company's effective tax rate from the statutory federal income tax rate of 35% related to the impact of the Cobalt acquisition on the state tax rate used to measure deferred taxes, the benefit of deductions under Section 199 of the Internal Revenue Code, and the impact of the non-controlling interests in the LLC.
13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2018, 961,509 shares remain available for future issuance under the long term incentive plan. Readers should refer to Note 13 to the fiscal 2018 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for additional information related to the Company's awards and the Incentive Plan.
On August 22, 2018, the Company granted 50,000 options to certain key employees to purchase from the Company shares of Class A Common Stock at a price of $42.13 per share. The term of the options commenced on August 22, 2018 and will expire on August 21, 2024, the day before the sixth anniversary of the grant date. Under the terms of the agreements, the awards will vest ratably over four years on each anniversary of their grant date. At August 22, 2018, the fair value of the option awards was $733 and was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 2.7%, expected volatility of 38.4%, expected term of 4.25 years, and no dividends. Stock-based compensation expense attributable to the service based options is amortized on a straight-line basis over the requisite service period. Compensation costs associated with performance based option awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2018:

	September 30, 2018
	Shares	Price or range per share	Weighted Average Exercise Price/Share
Total outstanding options at beginning of year	144,000	$27.24	$27.24
Options granted	50,000	42.13	42.13
Options exercised	(26,000)	(25.85)	(25.85)
Outstanding options at end of period	168,000	25.85 - 42.13	31.89
Exercisable at end of period	5,000	$30.87	$30.87
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2018:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2018	227,154	$20.84
Granted	1,307	41.94
Vested	(37,734)	(18.58)
Forfeited	(1,600)	(22.21)
Total Non-vested Restricted Stock Units as of September 30, 2018	189,127	$21.43
Stock compensation expense attributable to the Company's share-based equity awards was $476 and $362 for the three months ended September 30, 2018 and 2017, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts)

	Three Months Ended
	September 30, 2018	September 30, 2017
Basic:
Net income attributable to Malibu Boats, Inc.	$11,298	$5,885
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,464,056	19,025,837
Weighted-average participating restricted stock units convertible into Class A Common Stock	176,362	152,919
Basic weighted-average shares outstanding	20,640,418	19,178,756
Basic net income per share	$0.55	$0.31

Diluted:
Net income attributable to Malibu Boats, Inc.	$11,298	$5,885
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,640,418	19,178,756
Restricted stock units granted to employees	107,030	125,038
Stock options granted to employees	2,905	—
Diluted weighted-average shares outstanding [1]	20,750,353	19,303,794
Diluted net income per share	$0.54	$0.31
1 The Company excluded 940,652 and 1,367,211 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2018 and 2017, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. This potential loss reserve is presented in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $136,520 and $163,626 as of September 30, 2018 and June 30, 2018, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The Company did not carry a reserve for repurchases as of September 30, 2018 and June 30, 2018.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of both arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of September 30,

2018 and June 30, 2018, the Company had financing receivables of $333 and $453, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at September 30, 2018 (unaudited) or June 30, 2018 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
16. Segment Information
The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2018 and 2017, respectively, and the Company’s financial position at September 30, 2018 and June 30, 2018, respectively:

	Three Months Ended September 30, 2018
	Malibu US	Cobalt	Malibu Australia	Eliminations	Total
Net sales	$70,948	$48,260	$5,993	$(1,718)	$123,483
Affiliate (or intersegment) sales	1,718	—	—	(1,718)	—
Net sales to external customers	69,230	48,260	5,993	—	123,483
Income before provision for income taxes	8,229	6,847	458	64	15,598
	Three Months Ended September 30, 2017
	Malibu US	Cobalt	Malibu Australia	Eliminations	Total
Net sales	$63,032	$36,918	$5,763	$(2,172)	$103,541
Affiliate (or intersegment) sales	2,172	—	—	(2,172)	—
Net sales to external customers	60,860	36,918	5,763	—	103,541
Income before provision for income taxes	3,870	1,827	469	(10)	6,156

	As of September 30, 2018	As of June 30, 2018
Assets
Malibu U.S.	$337,884	$327,181
Cobalt	165,316	157,616
Malibu Australia	22,307	20,128
Eliminations	(140,840)	(139,157)
Total assets	$384,667	$365,768
17. Subsequent Event
On October 15, 2018, Malibu completed its acquisition of Pursuit and paid an aggregate purchase price of $100,000. A portion of the purchase price was deposited into an escrow account to secure certain post-closing obligations of the selling parties. In connection with the completion of the acquisition, the Company borrowed $50,000 under its revolving credit facility on October 15, 2018. The Company paid for the acquisition with $50,000 of cash on hand and $50,000 of borrowings under its revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others: the impact of our recent acquisition of the assets of Pursuit Boats ("Pursuit"); our ability to grow our business through acquisitions or strategic alliances and new partnerships; general industry, economic and business conditions; demand for our products; changes in consumer preferences; competition within our industry; our reliance on our network of independent dealers; our ability to manage our manufacturing levels and our large fixed cost base; the successful introduction of our new products; and the success of our engines integration strategy as well as other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on September 6, 2018 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to Malibu Boats Holdings, LLC, or the LLC, and its subsidiary Malibu Boats LLC and its consolidated subsidiaries, including Cobalt Boats, LLC and PB Holdco, LLC, through which we acquired the assets of Pursuit.
Overview
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. Malibu Boats Inc. is the market leader in the performance sport boat category through our Malibu and Axis Wake Research boat brands, the leader in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand and, as a result of our recent acquisition, in a leading position in the fiberglass outboard fishing boat market with our Pursuit brand. See “--Acquisition of Pursuit” below for more information. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports, general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key component of their active lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
We currently sell our boats under four brands—Malibu; Axis; Cobalt; and Pursuit. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. Retail prices of our Malibu boats typically range from $55,000 to $180,000. We launched our Axis boats in 2009 to appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Axis boats typically range from $55,000 to $105,000. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Retail prices for our Cobalt boats typically range from $55,000 to $750,000. Our recent acquisition of Pursuit expands our product offerings into the saltwater outboard fishing market and includes center console, dual console and offshore models. Retail prices for our Pursuit boats typically range from $80,000 to $800,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat industry. As of July 1, 2018, our distribution channel consisted of over 300 dealer locations globally. Our acquisition of Pursuit has added approximately 40 new dealers. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
On a consolidated basis, we achieved first quarter fiscal 2019 net sales, gross profit, net income and adjusted EBITDA of $123.5 million, $30.5 million, $12.0 million and $22.9 million, respectively, compared to $103.5 million, $22.9 million, $6.4 million and $17.7 million, respectively, for the first quarter of fiscal 2018. For the first quarter of fiscal 2019, net sales increased 19.3%, gross profit increased 33.1%, net income increased 87.3% and adjusted EBITDA increased 29.7% as compared to the first quarter of fiscal 2018. Our results for the first quarter of fiscal 2019 do not reflect any results from our purchase of Pursuit, because our acquisition of Pursuit was completed on October 15, 2018. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
We currently report our results of operations under three reportable segments: Malibu U.S., Malibu Australia, and Cobalt, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Malibu U.S. is our largest segment and represented 56.1% and 58.8% of our net sales for the three months ended September 30, 2018 and September 30, 2017, respectively. Cobalt represented 39.1% and 35.7% of our net sales for the three months ended September 30, 2018 and September 30, 2017, respectively. Malibu Australia represented 4.8% and 5.6% of our net sales for the three months ended September 30, 2018 and September 30, 2017, respectively. See Note 16 to our unaudited condensed consolidated financial statements for more information about our reporting segments.
Acquisition of Pursuit
On October 15, 2018, we completed our acquisition of assets of the Pursuit Boats division of S2 Yachts, Inc., pursuant to an asset purchase agreement dated as of August 21, 2018. We paid an aggregate purchase price of $100.0 million. A portion of the purchase price was deposited into an escrow account to secure certain post-closing obligations of the sellers. We paid the purchase price for the acquisition with $50.0 million of cash on hand and $50.0 million of borrowings under our revolving credit facility.
As noted, we borrowed $50.0 million under our revolving credit facility to fund a portion of the purchase price of Pursuit. Our subsidiary, Malibu Boats, LLC, as the borrower, entered into the First Incremental Facility Amendment and First Amendment (the “Amendment”) to its existing Second Amended and Restated Credit Agreement dated as of June 28, 2017 (as amended, the “Credit Agreement”). The Amendment increased the amount available under the revolving credit facility by $50.0 million (the “Incremental Revolving Commitment”) from $35.0 million to $85.0 million. The availability of the Incremental Revolving Commitment was subject to the satisfaction of certain conditions set forth in the Amendment, including the closing of the acquisition of the assets of Pursuit. Malibu was required to pay a ticking fee at a rate of 0.30% per annum on the $50.0 million Incremental Revolving Commitment until the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of the acquisition. Revolving loans made pursuant to the Amendment have terms and conditions identical to revolving loans under the Credit Agreement.

Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6.5% between 2011 and 2017, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2018 and, in fact, has accelerated versus 2017. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 6.0% compound annual growth rate between 2011 and 2017.
That growth has been driven by the outboard market where Pursuit is focused and Cobalt is a new entrant and where we plan to meaningfully expand our market share in the future. While Cobalt’s primary market for sterndrive propulsion has been challenged, their performance has been helped by strength in larger sterndrive boats and market share gains. We expect the growing demand for our products to continue, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil and the broad strength of the U.S. dollar has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment has continued throughout the past few years, but we continue to maintain a strong lead over our nearest competitor in terms of market position and believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
We believe our track record of expanding our market share due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt and Pursuit acquisitions. While Cobalt and Pursuit are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding both the Cobalt and Pursuit product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Cobalt and Pursuit will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. We believe enhancing new product development combined with diligent management of the Cobalt and Pursuit dealer networks positions us to meaningfully improve our share of the sterndrive and outboard markets over time.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, including through our vertical integration efforts, sales cycles and inventory levels, the strength of our dealer network and our ability to offer dealer financing and incentives. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.
The discussion that follows of our results of operations for our first fiscal quarter ended September 30, 2018 does not reflect results from our purchase of Pursuit, because our acquisition of Pursuit was completed on October 15, 2018.

Components of Results of Operations
Net Sales
We primarily generate revenue from sales to our dealers. The substantial majority of our net sales are derived from the sale of boats and trailers, including optional features included at the time of the initial wholesale purchase of the boat. Net sales consists of the following:

•	Gross sales from:

•
Boat and trailer sales—consists of sales of boats and trailers to our dealer network. Nearly all of our boat sales include optional feature upgrades purchased by the consumer, which increase the average selling price of our boats; and

•
Parts and other sales—consists of sales of replacement and aftermarket boat parts and accessories to our dealer network; and consists of royalty income earned from license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of our intellectual property.

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
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or (expense), net. Interest expense consists of interest charged on our term loan and borrowings under our revolving credit facility, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, amortization of deferred financing costs on our amended and restated credit agreement and adjustments to our tax receivable agreement liability.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the three months ended September 30, 2018 reflects a reported effective tax rate of 23%. Our effective tax rate for the three months ended September 30, 2018 differs from the statutory federal income tax rate of approximately 21% due to the impact of U.S. state taxes and the impact of non-controlling interests in the LLC. Our effective tax rate also reflects the impact of our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of September 30, 2018, we had a 96.1% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

Results of Operations
The table below sets forth our unaudited consolidated results of operations, expressed in thousands (except unit volume and net sales per unit) and as a percentage of net sales, for the periods presented. Our unaudited consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Three Months Ended September 30,
	2018		2017
	$	% Revenue	$	% Revenue
Net sales	123,483	100.0%	103,541	100.0%
Cost of sales	92,982	75.3%	80,618	77.9%
Gross profit	30,501	24.7%	22,923	22.1%
Operating expenses:
Selling and marketing	3,498	2.8%	3,589	3.5%
General and administrative	8,971	7.3%	7,074	6.8%
Amortization	1,280	1.0%	1,308	1.3%
Operating income	16,752	13.6%	10,952	10.6%
Other expense, net:
Other (income) expense, net	(17)	—%	2,597	2.5%
Interest expense	1,171	0.9%	2,199	2.1%
Other expense, net	1,154	0.9%	4,796	4.6%
Income before provision for income taxes	15,598	12.6%	6,156	5.9%
Provision for (benefit from) income taxes	3,583	2.9%	(258)	(0.2)%
Net income	12,015	9.7%	6,414	6.2%
Net income attributable to non-controlling interest	717	0.6%	529	0.5%
Net income attributable to Malibu Boats, Inc.	11,298	9.1%	5,885	5.7%

	Three Months Ended September 30,
	2018		2017
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu U.S.	853	56.3%	767	58.6%
Cobalt	583	38.4%	469	35.8%
Australia	80	5.3%	73	5.6%
Total units	1,516		1,309

Volume by Brand
Malibu	636	42.0%	601	45.9%
Axis	297	19.6%	239	18.3%
Cobalt	583	38.4%	469	35.8%
Total units	1,516		1,309

Net sales per unit	$81,453		$79,099
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Net Sales
Net sales for the three months ended September 30, 2018 increased $19.9 million, or 19.3%, to $123.5 million as compared to the three months ended September 30, 2017. Unit volume for the three months ended September 30, 2018, increased 207 units, or 15.8%, to 1,516 units as compared to the three months ended September 30, 2017.
Net sales attributable to our Malibu U.S. segment increased $8.4 million, or 13.8%, to $69.2 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Unit volumes attributable to our Malibu U.S. segment increased 86 units for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in net sales and unit volume for Malibu U.S. was driven primarily by strong demand for new models and continued strong demand for our larger Axis A24.
Net sales from our Cobalt segment increased $11.3 million, or 30.7%, to $48.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Unit volumes attributable to Cobalt increased 114 units for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in Cobalt net sales and unit volume was driven primarily by strong demand for our R series models.
Net sales from our Malibu Australia segment increased $0.2 million, or 4%, to $6.0 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.
Overall consolidated net sales per unit increased 3.0% to $81,453 for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Net sales per unit for our Malibu U.S. segment increased 2.3% to $81,161 for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, driven by strong demand for optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 5.2% to $82,779 for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, driven by a favorable mix of R series models which have a higher average selling price as well as year over year price increases.
Cost of Sales
Cost of sales for the three months ended September 30, 2018 increased $12.4 million, or 15.3%, to $93.0 million as compared to the three months ended September 30, 2017. The increase in cost of sales was driven primarily by an increase in unit volumes.
Gross Profit
Gross profit for the three months ended September 30, 2018 increased $7.6 million, or 33.1%, to $30.5 million compared to the three months ended September 30, 2017. The increase in gross profit was due mainly to higher unit volumes. Gross margin for the three months ended September 30, 2018 increased 260 basis points from 22.1% to 24.7% over the same period in the prior fiscal year due to efficiencies gained in our Cobalt business and an overall increase in unit volumes.
Operating Expenses
Selling and marketing expenses for the three month period ended September 30, 2018, decreased $0.1 million or 2.5%, compared to the three months ended September 30, 2017. As a percentage of sales, selling and marketing expenses decreased 70 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended September 30, 2018, increased $1.9 million, or 26.8%, to $9.0 million as compared to the three months ended September 30, 2017, largely due to higher acquisition related expenses attributable to our acquisition of Pursuit, which we completed in October 2018, partially offset by lower development costs associated with our engines vertical integration initiative. As a percentage of sales, general and administrative expenses increased 50 basis points to 7.3% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Amortization expense for the three month period ended September 30, 2018, was flat compared to the three months ended September 30, 2017.
Other Expense, Net
Other expense, net for the three month period ended September 30, 2018 decreased $3.6 million as compared to the three months ended September 30, 2017. The decrease in other expense, net was primarily due to a $2.6 million adjustment in our tax receivable agreement liability for the three months ended September 30, 2017 that we did not have during the three months ended September 30, 2018. The increase to our tax receivable agreement liability for the three months ended September 30, 2017 related to an increase in the estimated tax rate used in computing our future tax obligations for the three months ended September 30, 2017, which, in turn, resulted in an increase in the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners. Other expense, net also increased as a result of higher interest expense related to higher interest rates for the three month period ended September 30, 2018, compared to the three months ended September 30, 2017.
Provision for (Benefit from) Income Taxes
Our provision for income taxes for the three months ended September 30, 2018, increased $3.8 million, to $3.6 million compared to the three months ended September 30, 2017. The increase in our provision for income taxes is the result of higher net income before income taxes and a higher effective tax rate of 23.0% for the three months ended September 30, 2018 compared to our effective tax rate of (4.2)% for the three months ended September 30, 2017. For the three months ended September 30, 2018, the reported effective tax rate differs from the statutory federal income tax rate primarily due to the impact of U.S. state taxes. This increase was partially offset by a windfall benefit generated by certain stock based compensation during the quarter and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes. For the three months ended September 30, 2017, the reported effective tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of the Cobalt acquisition on the state tax rate used to measure deferred taxes, as well as non-controlling interest, state income taxes attributable to the LLC and the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the three month period ended September 30, 2018, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 4.7% and 6.1%, respectively.

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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Net income	$12,015	$6,414
Provision (benefit) for income taxes [1]	3,583	(258)
Interest expense	1,171	2,199
Depreciation	1,863	1,730
Amortization	1,280	1,308
Professional fees [2]	—	26
Acquisition and integration related expenses [3]	1,357	1,815
Stock-based compensation expense [4]	476	362
Engine development [5]	1,152	1,447
Adjustments to tax receivable agreement liability [6]	—	2,615
Adjusted EBITDA	$22,897	$17,658
Adjusted EBITDA Margin	18.5%	17.1%

(1)
Provision for income taxes for the three months ended September 30, 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)	For the three months ended September 30, 2017, represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC ("MasterCraft") which was settled in May 2017.
(3)
For the three months ended September 30, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For the three months ended September 30, 2017 represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Cobalt on July 6, 2017. Integration related expenses for the three months ended September 30, 2017 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018.

(4)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(5)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(6)
For the three months ended September 30, 2017, represents an increase in the estimated tax receivable agreement liability attributable to an expansion of state jurisdictions related to our acquisition of Cobalt in July 2017. This expansion resulted in an increase in the estimated tax rate used in computing our future tax obligations and, in turn, increased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners.

Adjusted Fully Distributed Net Income
We define Adjusted Fully Distributed Net Income as net income attributable to Malibu Boats, Inc. (i) excluding income tax expense, (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all LLC units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income is a non-GAAP financial measure because it represents net income attributable to Malibu Boats, Inc., before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$11,298	$5,885
Provision (benefit) for income taxes [1]	3,583	(258)
Professional fees [2]	—	26
Acquisition and integration related expenses [3]	2,110	2,506
Fair market value adjustment for interest rate swap [4]	3	(31)
Stock-based compensation expense [5]	476	362
Engine development [6]	1,152	1,447
Adjustments to tax receivable agreement liability [7]	—	2,615
Net income attributable to non-controlling interest [8]	717	529
Fully distributed net income before income taxes	19,339	13,081
Income tax expense on fully distributed income before income taxes [9]	4,661	4,356
Adjusted fully distributed net income	$14,678	$8,725

	Three Months Ended September 30,
	2018	2017
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share: [10]	20,640,418	19,202,764
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [11]	1,007,802	1,253,106
Weighted-average unvested restricted stock awards issued to management [12]	131,604	129,952
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,779,824	20,585,822
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2018	2017
Net income available to Class A Common Stock per share	$0.55	$0.31
Impact of adjustments:
Provision (benefit) for income taxes [1]	0.17	(0.01)
Professional fees [2]	—	—
Acquisition and integration related expenses [3]	0.10	0.13
Fair market value adjustment for interest rate swap [4]	—	—
Stock-based compensation expense [5]	0.02	0.02
Engine development [6]	0.06	0.08
Adjustment to tax receivable agreement liability [7]	—	0.14
Net income attributable to non-controlling interest [8]	0.03	0.03
Fully distributed net income per share before income taxes	0.93	0.70
Impact of income tax expense on fully distributed income before income taxes [9]	(0.23)	(0.23)
Impact of increased share count [13]	(0.03)	(0.05)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.67	$0.42

(1)
Provision for income taxes for the three months ended September 30, 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)	For the three months ended September 30, 2017, represents legal and advisory fees related to our litigation with MasterCraft which was settled in May 2017.
(3)
For the three months ended September 30, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For the three months ended September 30, 2017 represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Cobalt on July 6, 2017. Integration related expenses for the three months ended September 30, 2017 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018. In addition, integration related expenses includes $0.7 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Cobalt.

(4)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(5)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)
For the three months ended September 30, 2017, represents an increase in the estimated tax receivable agreement liability attributable to an expansion of state jurisdictions related to our acquisition of Cobalt in July 2017. This expansion resulted in an increase in the estimated tax rate used in computing our future tax obligations and, in turn, increased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners.

(8)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(9)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.1% and 33.3% of income before income taxes for the three months ended September 30, 2018 and 2017, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary. The decrease in the normalized annual effective income tax rate to 24.1% for the three months ended September 30, 2018, is primarily the result of the Tax Act which was effective for periods after January 1, 2018, lowering the corporate tax rate to 21%, as well as an updated blended state rate, which considers the impacts of the Cobalt acquisition and a recent law change in Tennessee.

(10)
The difference in weighted average shares outstanding for the three months ended September 30, 2017 relates to the difference in the weighting of shares outstanding of Class A common stock during this period for the calculation of basic net income per share for our financial statements and basic net income per share for adjusted fully distributed net income.

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

Liquidity and Capital Resources
Our primary sources of funds have been cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for acquisitions, repayments under our debt arrangements, capital investments, cash distributions to members of the LLC and cash payments under our tax receivable agreement. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Total cash provided by (used in):
Operating activities	$13,184	$5,016
Investing activities	(2,190)	(127,382)
Financing activities	(410)	107,943
Impact of currency exchange rates on cash balances	(38)	25
Increase (decrease) in cash	$10,546	$(14,398)
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
Operating Activities
Net cash provided by operating activities was $13.2 million for the three months ended September 30, 2018, compared to net cash provided by operating activities of $5.0 million for the three months ended September 30, 2017, an increase of $8.2 million. The increase in cash provided by operating activities primarily resulted from an increase of $5.6 million due to an increase in net income (as adjusted for non-cash items), and an increase in operating assets and liabilities of $2.6 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used for investing activities was $2.2 million for the three months ended September 30, 2018, compared to $127.4 million for the three months ended September 30, 2017, a decrease of $125.2 million. Cash used for investing activities for the three months ended September 30, 2018 was primarily related to capital outlays consisting of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment in the ordinary course of business. Cash used for investing activities for the three months ended September 30, 2017 was primarily related to our acquisition of Cobalt in July 2017, for cash consideration of $125.6 million, net of cash on hand.
Financing Activities
Net cash (used in) provided by financing activities decreased $108.4 million to cash used in financing activities of $0.4 million for the three months ended September 30, 2018, compared to cash provided by financing activities of $107.9 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, we paid $0.5 million in distributions to LLC unit holders and $0.5 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options. During the three months ended September 30, 2017, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. We also paid $0.3 million in distributions to LLC unit holders during the three months ended September 30, 2017.
Loans and Commitments
We currently have a $110.0 million term loan outstanding and an $85.0 million revolving credit facility. Malibu Boats, LLC as the borrower (“Boats LLC”) entered into a Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, on June 28, 2017, to refinance our prior credit facility and to provide funds for our purchase of Cobalt. The credit agreement provided us with a term loan facility in an aggregate principal amount of $160.0 million ($55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for our acquisition of Cobalt and certain fees and expenses related to entering into the credt agreement) and a revolving credit facility of up to $35.0 million. On August 17, 2017 we made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. On August 21, 2018, in connection with the acquisition of Pursuit, Boats LLC entered into the First Incremental Facility Amendment and First

Amendment to the Second Amended and Restated Credit Agreement dated as of June 28, 2017. The amendment increased the amount available under the revolving credit facility by $50.0 million (the “Incremental Revolving Commitment”) from $35.0 million to $85.0 million. On October 15, 2018, we borrowed $50.0 million under the revolving credit facility to pay for a portion of the purchase price of Pursuit. Each of the term loans and the revolving credit facility have a maturity date of July 1, 2022.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2018, the interest rate on our term loans was 4.26%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.50% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio. We were also required to pay a ticking fee at a rate of 0.30% per annum on the $50.0 million Incremental Revolving Commitment from August 21, 2018 until the date that the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of our purchase of assets of Pursuit. Malibu Boats, Inc. is not a party to the credit agreement, and the obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors.
The credit agreement permits prepayment of the term loans without any penalties. The $55.0 million term loan is subject to quarterly installments of approximately $0.7 million per quarter until March 31, 2019, then approximately $1.0 million per quarter until June 30, 2021, and approximately $1.4 million per quarter through March 31, 2021. The $105.0 million term loan is subject to quarterly installments of approximately $1.3 million per quarter until March 31, 2019, then approximately $2.0 million per quarter until June 30, 2021, and approximately $2.6 million per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. On August 17, 2017 we made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of the principal installments due on March 31, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of September 30, 2018, the outstanding principal amount of our term loans was $110.0 million.
The credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The credit agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the credit agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits Malibu Boats Holdings, LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $20.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $6.0 million in any fiscal year, subject to compliance with other financial covenants.
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
We estimate that approximately $3.9 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed on March 15, 2019. Management expects minimal effect on our future liquidity and capital resources.

Management expects our capital expenditures for fiscal year 2019 to be higher than our 2018 capital expenditures primarily driven by our recent acquisition of Pursuit. With respect to our engine vertical integration strategy, we expect a total investment, including investments already made to date, through expenditures, working capital, and capital expenses of approximately $18.0 million through fiscal year 2019, which we intend to finance with cash from operations and our revolving credit facility.

Contractual Obligations and Commitments
All changes to our contractual obligations during the three months ended September 30, 2018 were completed in the normal course of business and are not considered material. As noted above, on October 15, 2018, we borrowed $50.0 million under our revolving credit facility to pay for a portion of the purchase price of Pursuit Boats.
Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase arrangements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such arrangements are customary in the industry and our exposure to loss under such arrangements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 15 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
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
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a "large accelerated filer," as defined under the Exchange Act. Accordingly, we will remain an "emerging growth company" until June 30, 2019.
Critical Accounting Policies
As of September 30, 2018, other than the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, on July 1, 2018, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2018, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2018.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than new processes and controls implemented in connection with the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers, on July 1, 2018.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2018, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 10, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 60,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On September 11, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 10,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On September 14, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 80,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On September 20, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 36,034 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On September 24, 2018, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 12,500 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Repurchase of Class A Common Stock
In September 2018, the Company repurchased 8,481 shares of Class A Common Stock at $52.38 per share from employees to satisfy tax withholding obligations incurred in connections with the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 21, 2018 among Malibu Boats, LLC, PB Holdco, LLC, S2 Yachts, Inc., Gen 123 Properties, LLC and the other parties named therein [5]
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Form of Class A Common Stock Certificate [1]
4.2	Form of Class B Common Stock Certificate [1]
4.3	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.5	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
10.1
First Incremental Facility Amendment and First Amendment dated August 21, 2018 to the Second Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [5]

31.1
Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

November 6, 2018	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)