Form 10-Q
period 2018-12-31
Malibu Boats, Inc.
filed 2019-02-06
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01, outstanding as of February 5, 2019:	20,836,597	shares
Class B Common Stock, par value $0.01, outstanding as of February 5, 2019:	16	shares

1

Part I - Financial Information

Item 1. Financial Statements

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	165,793	$114,373	$289,276	$217,914
Cost of sales	127,478	86,857	220,460	167,475
Gross profit	38,315	27,516	68,816	50,439
Operating expenses:
Selling and marketing	4,601	3,122	8,099	6,711
General and administrative	11,232	7,435	20,203	14,509
Amortization	1,538	1,304	2,818	2,612
Operating income	20,944	15,655	37,696	26,607
Other (income) expense, net:
Other income, net	(17)	(30,333)	(34)	(27,736)
Interest expense	1,844	1,014	3,015	3,213
Other (income) expense, net	1,827	(29,319)	2,981	(24,523)
Income before provision for income taxes	19,117	44,974	34,715	51,130
Provision for income taxes	4,119	50,558	7,702	50,300
Net income (loss)	14,998	(5,584)	27,013	830
Net income attributable to non-controlling interest	741	799	1,458	1,328
Net income (loss) attributable to Malibu Boats, Inc.	$14,257	$(6,383)	$25,555	$(498)

Comprehensive income (loss):
Net income (loss)	$14,998	$(5,584)	$27,013	$830
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(367)	(66)	(771)	234
Other comprehensive income (loss), net of tax	(367)	(66)	(771)	234
Comprehensive income (loss), net of tax	14,631	(5,650)	26,242	1,064
Less: comprehensive income attributable to non-controlling interest, net of tax	723	806	1,416	1,360
Comprehensive income (loss) attributable to Malibu Boats, Inc., net of tax	$13,908	$(6,456)	$24,826	$(296)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	20,875,243	20,429,627	20,758,095	19,804,192
Diluted	20,990,313	20,429,627	20,883,868	19,804,192
Net income (loss) available to Class A Common Stock per share:
Basic	$0.68	$(0.31)	$1.23	$(0.03)
Diluted	$0.68	$(0.31)	$1.22	$(0.03)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	December 31, 2018	June 30, 2018
Assets
Current assets
Cash	$23,903	$61,623
Trade receivables, net	13,545	24,625
Inventories, net	68,465	44,268
Prepaid expenses and other current assets	5,979	3,298
Income tax receivable	1,363	100
Total current assets	113,255	133,914
Property, plant and equipment, net	60,193	40,845
Goodwill	51,410	32,230
Other intangible assets, net	149,206	94,221
Deferred tax assets	64,566	64,105
Other assets	313	453
Total assets	$438,943	$365,768
Liabilities
Current liabilities
Accounts payable	$25,996	$24,349
Accrued expenses	43,058	35,685
Income taxes and tax distribution payable	335	1,420
Payable pursuant to tax receivable agreement, current portion	3,932	3,932
Total current liabilities	73,321	65,386
Deferred tax liabilities	270	341
Payable pursuant to tax receivable agreement, less current portion	53,667	51,114
Long-term debt	143,676	108,487
Other long-term liabilities	704	569
Total liabilities	271,638	225,897
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,836,429 shares issued and outstanding as of December 31, 2018; 20,555,348 issued and outstanding as of June 30, 2018	207	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 16 shares issued and outstanding as of December 31, 2018; 17 shares issued and outstanding as of June 30, 2018	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and June 30, 2018	—	—
Additional paid in capital	111,347	108,360
Accumulated other comprehensive loss	(2,755)	(1,984)
Accumulated earnings	53,346	27,789
Total stockholders' equity attributable to Malibu Boats, Inc.	162,145	134,369
Non-controlling interest	5,160	5,502
Total stockholders’ equity	167,305	139,871
Total liabilities and stockholders' equity	$438,943	$365,768
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$(1,984)	$27,789	$5,502	$139,871
Net income	—	—	—	—	—	—	25,555	1,458	27,013
Stock based compensation, net of withholding taxes on vested equity awards	53	1	—	—	(62)	—	—	—	(61)
Issuances of equity for services	—	—	—	—	668	—	—	—	668
Issuance of equity for exercise of options	29	—	—	—	749				749
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,553)	—	—	—	(2,553)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,138	—	—	—	3,138
Exchange of LLC Units for Class A Common Stock	199	2	—	—	1,047	—	—	(1,047)	2
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	2	(718)	(716)
Foreign currency translation adjustment	—	—	—	—	—	(771)	—	(35)	(806)
Balance at December 31, 2018	20,836	$207	16	$—	$111,347	$(2,755)	$53,346	$5,160	$167,305

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2018	2017
Operating activities:
Net income	$27,013	$830
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,131	850
Non-cash compensation to directors	421	404
Depreciation and amortization	7,176	6,029
Amortization of deferred financing costs	189	1,046
Deferred income taxes	2,617	46,764
Adjustment to tax receivable agreement liability	—	(27,702)
Other items, net	28	(208)
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	11,231	1,315
Inventories	(16,073)	(6,037)
Prepaid expenses and other assets	(2,006)	(512)
Accounts payable	2,169	1,954
Income taxes receivable and payable	(2,112)	65
Accrued expenses and other liabilities	3,828	2,227
Net cash provided by operating activities	35,612	27,025
Investing activities:
Purchases of property, plant and equipment	(6,837)	(4,923)
Payment for acquisition, net of cash acquired	(100,073)	(125,552)
Net cash used in investing activities	(106,910)	(130,475)
Financing activities:
Principal payments on long-term borrowings	—	(50,000)
Proceeds from long-term borrowings	—	105,000
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	(15,000)	—
Payment of deferred financing costs	—	(1,148)
Proceeds from issuance of Class A Common Stock in offering, net of underwriting discounts	—	55,317
Payments of costs directly associated with offering	—	(650)
Proceeds received from exercise of stock option	749	—
Cash paid for withholding taxes on vested restricted stock	(1,186)	(543)
Distributions to LLC Unit holders	(909)	(636)
Net cash provided by financing activities	33,654	107,340
Effect of exchange rate changes on cash	(76)	19
Changes in cash	(37,720)	3,909
Cash—Beginning of period	61,623	32,822
Cash—End of period	$23,903	$36,731

Supplemental cash flow information:
Cash paid for interest	$2,361	$861
Cash paid for income taxes	6,628	2,740
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	3,138	2,513
Establishment of amounts payable under tax receivable agreements	2,553	1,259
Exchange of LLC Units by LLC Unit holders for Class A common stock	1,047	738
Tax distributions payable to non-controlling LLC Unit holders	319	361
Capital expenditures in accounts payable	493	659

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On July 6, 2017, the Company acquired all the outstanding units of Cobalt Boats, LLC (“Cobalt”) further expanding the Company's product offering across a broader segment of the recreational boating industry including performance sport boats, sterndrive and outboard boats. As a result of the acquisition, the Company consolidates the financial results of Cobalt. On October 15, 2018, our subsidiary Malibu Boats, LLC, purchased the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc., expanding the Company's product offering into the fiberglass outboard fishing boat market. As a result of the acquisition, the Company consolidates the financial results of Pursuit. Refer to Note 4. The Company reports its results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt and Pursuit, based on their boat manufacturing operations.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2018, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at December 31, 2018, and the results of its operations for the three and six month periods ended December 31, 2018 and December 31, 2017, and its cash flows for the six month periods ended December 31, 2018 and December 31, 2017. Operating results for the three and six months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2019. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Pursuit Acquisition
On October 15, 2018, our subsidiary Malibu Boats, LLC, purchased the assets of Pursuit from S2 Yachts, Inc. for a purchase price of $100,073. Pursuit, located in Fort Pierce, Florida, is a leader in the saltwater outboard fishing boat market through its offering of 15 models of offshore, dual console and center console boats.
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
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three months ended December 31, 2018					Six months ended December 31, 2018
	Malibu US	Cobalt	Pursuit	Malibu Australia	Consolidated	Malibu US	Cobalt	Pursuit	Malibu Australia	Consolidated
Revenue by product:
Boat and trailer sales	$81,028	$45,360	$29,852	$6,850	$163,090	$147,108	$92,799	$29,852	$12,681	$282,440
Part and other sales	1,693	486	75	449	2,703	4,843	1,307	75	611	6,836
Total revenue	$82,721	$45,846	$29,927	$7,299	$165,793	$151,951	$94,106	$29,927	$13,292	$289,276

Revenue by geography:
North America	$82,282	$43,171	$26,833	$—	$152,286	$150,140	$88,145	$26,833	$—	$265,118
International	439	2,675	3,094	7,299	13,507	1,811	5,961	3,094	13,292	24,158
Total revenue	$82,721	$45,846	$29,927	$7,299	$165,793	$151,951	$94,106	$29,927	$13,292	$289,276
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

	As of December 31, 2018		As of June 30, 2018
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	844,652	3.9%	1,043,186	4.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,836,429	96.1%	20,555,348	95.2%
	21,681,081	100.0%	21,598,534	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2018, the Company caused the LLC to issue a total of 305,288 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of Class A Common Stock to LLC Unit holders for exchange of their LLC Units, and (iv) the issuance of Class A Common Stock for the exercise of vested stock options granted under the Incentive Plan. During the six months ended December 31, 2018, 24,207 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 24,207 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2018 and June 30, 2018, tax distributions payable to non-controlling LLC Unit holders were $319 and $511, respectively. During the six months ended December 31, 2018 and 2017, tax distributions paid to the non-controlling LLC Unit holders were $909 and $602, respectively.
Other Distributions

Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
4. Acquisitions
Pursuit
On October 15, 2018, the Company completed its acquisition of the assets of Pursuit. The aggregate purchase price for the transaction was $100,073, funded with cash and borrowings under the Company's credit agreement. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
The total consideration given to the former owners of Pursuit has been allocated to the assets acquired and liabilities assumed based on estimates of fair value as of the date of the acquisition. The preliminary measurements of fair value were determined based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during the second half of fiscal 2019.
The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities of Pursuit assumed at the acquisition date:

Consideration:
Cash consideration paid	$100,073

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Inventories	$8,332
Other current assets	373
Property, plant and equipment	17,454
Identifiable intangible assets	57,900
Current liabilities	(3,488)
Fair value of assets acquired and liabilities assumed	80,571
Goodwill	19,502
Total purchase price	$100,073
The preliminary fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$25,400	20
Total definite-lived intangibles	25,400
Indefinite-lived intangible:
Trade name	32,500
Total intangible assets	$57,900
The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The fair value of the identifiable intangible assets were determined based on the following approaches:
Dealer Relationships - The value associated with Pursuit's dealer relationships is attributed to its long standing dealer distribution network. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer relationships through the application of the multi-period excess earnings approach. The estimated remaining useful life of dealer relationships is approximately twenty years.

Trade Name - The value attributed to Pursuit's trade name was determined using a variation of the income approach called the relief from royalty method, which requires an estimate or forecast of the expected future cash flows. The trade name has an indefinite life.
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 20 years. Goodwill of $19,502 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.
Acquisition-related costs of $2,809, which were incurred by the Company in the first half of fiscal year 2019 related to the Pursuit acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2018.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and six months ended December 31, 2018 and 2017, assumes that the acquisition of Pursuit occurred as of July 1, 2017. The unaudited pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$172,219	$143,689	$330,918	$275,300
Net income (loss)	15,553	(4,773)	31,083	2,241
Net income (loss) attributable to Malibu Boats, Inc.	14,784	(5,633)	29,394	796
Basic earnings (loss) per share	$0.71	$(0.28)	$1.42	$0.04
Diluted earnings (loss) per share	$0.70	$(0.28)	$1.41	$0.04
Cobalt
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
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three months and six months ended December 31, 2018 and 2017, assumes that the acquisition of Cobalt occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$165,793	$114,373	$289,276	$217,914
Net income (loss)	14,998	(6,271)	27,013	496
Net income (loss) attributable to Malibu Boats, Inc.	14,257	(7,018)	25,555	(805)
Basic earnings (loss) per share	$0.68	$(0.34)	$1.23	$(0.04)
Diluted earnings (loss) per share	$0.68	$(0.34)	$1.22	$(0.04)
5. Inventories
Inventories, net consisted of the following:

	As of December 31, 2018	As of June 30, 2018
Raw materials	$46,838	$28,851
Work in progress	11,099	6,164
Finished goods	10,528	9,253
Total inventories	$68,465	$44,268
6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31, 2018	As of June 30, 2018
Land	$2,194	$634
Building and leasehold improvements	28,156	20,110
Machinery and equipment	42,177	32,471
Furniture and fixtures	5,828	4,667
Construction in process	5,552	5,636
	83,906	63,518
Less: Accumulated depreciation	(23,713)	(22,673)
Property, plant and equipment, net	$60,193	$40,845
During the first quarter of fiscal 2019 and the first quarter of fiscal 2018, the Company disposed of various molds for models not currently in production with zero net book value and historical costs of $3,285 and $2,122, respectively. Depreciation expense was $2,495 and $1,687 for the three months ended December 31, 2018 and 2017, and $4,358 and $3,417 for the six months ended December 31, 2018 and 2017, respectively, substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended December 31, 2018 were as follows:

Goodwill as of June 30, 2018	$32,230
Addition related to the acquisition of Pursuit	19,502
Effect of foreign currency changes on goodwill	(322)
Goodwill as of December 31, 2018	$51,410
The components of other intangible assets were as follows:

	As of December 31, 2018	As of June 30, 2018	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,270	$1,333	5	0.8
Dealer relationships	111,349	86,062	8-20	18.8
Patent	3,986	3,986	12-15	13.5
Trade name	24,667	24,667	15	2.7
Non-compete agreement	49	52	10	5.8
Backlog	88	93	0.3	0.0
Total	141,410	116,193
Less: Accumulated amortization	(55,704)	(52,972)
Total definite-lived intangible assets, net	85,706	63,221
Indefinite-lived intangible:
Trade name	63,500	31,000
Total other intangible assets, net	$149,206	$94,221
Amortization expense recognized on all amortizable intangibles was $1,538 and $1,304 for the three months ended December 31, 2018 and 2017, respectively and $2,818 and $2,612 for the six months ended December 31, 2018 and 2017.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2019	$3,138
2020	6,137
2021	6,058
2022	4,557
2023	4,420
Thereafter	61,395
$85,706
8. Product Warranties
Effective for model year 2016, the Company began providing a limited warranty for a period up to five years for both Malibu and Axis brand boats. For model years prior to 2016, the Company provided a limited warranty for a period of up to three years and two years for its Malibu and Axis brands, respectively. For Cobalt boats, the Company provides a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, the Company provides a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. For Pursuit boats, the Company provides a structural warranty of up to five years which covers structural defects in materials and workmanship on the deck and hull. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. In each of our brands, some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines and other components.

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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Beginning balance	$17,999	$14,725	$17,217	$10,050
Add: Warranty expense	3,107	1,717	6,023	4,725
Additions for acquisitions	1,872	—	1,872	4,404
Less: Warranty claims paid	(2,035)	(925)	(4,169)	(3,662)
Ending balance	$20,943	$15,517	$20,943	$15,517
9. Financing
Outstanding debt consisted of the following:

	As of December 31, 2018	As of June 30, 2018
Term loans	$110,000	$110,000
Revolving credit loan	35,000	—
Less unamortized debt issuance costs	(1,324)	(1,513)
Total debt	143,676	108,487
Less current maturities	—	—
Long-term debt less current maturities	$143,676	$108,487
Long-Term Debt
Credit Agreement. On June 28, 2017, Malibu Boats, LLC as the borrower ("Boats LLC"), entered into the Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, to refinance the prior credit facility and to provide funds for the purchase of Cobalt. It provided Boats LLC with a term loan facility in an aggregate principal amount of $160,000 ($55,000 of which was drawn on June 28, 2017 to refinance our previous credit facility and $105,000 of which was drawn on July 6, 2017 to fund the payment of the purchase price for the Cobalt acquisition and to pay certain fees and expenses related to entering into the Credit Agreement and a revolving credit facility of up to $35,000. On August 17, 2017, Boats LLC made a voluntary principal payment on the term loans in the amount of $50,000 with a portion of the net proceeds from the Company’s equity offering completed on August 14, 2017. On August 21, 2018, in connection with the acquisition of Pursuit, Boats LLC entered into the First Incremental Facility Amendment and First Amendment to the Second Amended and Restated Credit Agreement dated as of June 28, 2017 (as amended, the “Credit Agreement”). The amendment increased the amount available under the revolving credit facility by $50,000 (the “Incremental Revolving Commitment”) from $35,000 to $85,000. Each of the term loans and the revolving credit facility are scheduled to mature on July 1, 2022. In connection with the completion of the acquisition of Pursuit, the Company borrowed $50,000 under its revolving credit facility on October 15, 2018. In December 2018, Boats LLC made a voluntary principal payment on the revolving credit facility in the amount of $15,000.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at Boats LLC's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Boats LLC is required to pay a commitment fee for the unused portion of the revolving credit facility which ranges from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Boats LLC was also required to pay a ticking fee at a rate of 0.30% per annum on the $50,000 Incremental

Revolving Commitment from August 21, 2018 until the date that the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of the Company's purchase of assets of Pursuit. The Company is not a party to the Credit Agreement, and the obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors pursuant to the Second Amended and Restated Security Agreement, by and among Boats LLC, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated as of June 28, 2017, and other collateral documents. The weighted average interest rate on the term loan was 4.2% for the three months ended December 31, 2018.

The Credit Agreement permits prepayment of the term loan facilities without penalty. The $55,000 term loan is subject to quarterly installments of approximately $700 per quarter until March 31, 2019, then approximately $1,000 per quarter until June 30, 2021, and approximately $1,400 per quarter through March 31, 2021. The $105,000 term loan is subject to quarterly installments of approximately $1,300 per quarter until March 31, 2019, then approximately $2,000 per quarter until June 30, 2021, and approximately $2,600 per quarter through March 31, 2022. The Company used proceeds from an offering on August 14, 2017 to repay $50,000 on its term loans under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of June 30, 2018 and December 31, 2018, are reflected as noncurrent. The $50,000 repayment resulted in a write-off of deferred financing costs of $829 which was included in amortization expense on the condensed consolidated statement of operations and comprehensive income. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.

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

In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2018. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of December 31, 2018 and June 30, 2018.
Covenant Compliance
As of December 31, 2018, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 11. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2018 and 2017 the Company recorded a loss of $129 and a gain of $172, respectively, and for the the six months ended December 31, 2018 and 2017, the Company recorded a loss of $132 and a gain of $203, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.
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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of December 31, 2018	As of June 30, 2018
Payable pursuant to tax receivable agreement	$55,046	$82,291
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	2,553	1,685
Adjustment for change in estimated tax rate	—	(24,637)
Payments under tax receivable agreement	—	(4,293)
	57,599	55,046
Less current portion under tax receivable agreement	(3,932)	(3,932)
Payable pursuant to tax receivable agreement, less current portion	$53,667	$51,114
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
Also, during the first quarter of fiscal 2018, the Company acquired Cobalt, which expanded the Company's footprint into new state tax jurisdictions. This change in the Company's state tax posture increased the estimated tax rate used in computing the Company's future tax obligations and, in turn, increased the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability resulted in an increase in the tax receivable agreement liability of $6,047 during the first quarter of fiscal 2018. These amounts are included in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. Additionally, during the second quarter of fiscal 2019, the Company analyzed the impact of the Pursuit acquisition on its state footprint and determined that there was an immaterial change to the estimated tax rate used in computing the Company's future tax obligations.
As of December 31, 2018 and June 30, 2018, the Company had deferred tax assets of $110,435 and $107,293, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2019.
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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Assets
Interest rate swap not designated as cash flow hedge	$286	$—	$286	$—
Total assets at fair value	$286	$—	$286	$—

As of June 30, 2018:
Assets
Interest rate swap not designated as cash flow hedge	$418	$—	$418	$—
Total assets at fair value	$418	$—	$418	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of December 31, 2018 or June 30, 2018.
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
As of December 31, 2018 and June 30, 2018, the Company maintained a valuation allowance of $13,215 and $12,716, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The increase in the valuation allowance is due to the exchanges of LLC Units into Class A common stock by certain LLC Unit holders during the six months ended December 31, 2018.
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

On October 15, 2018, the Company completed its acquisition of Pursuit. This did not have a significant impact to the effective tax rate. For the three months ended December 31, 2018 and 2017, the Company's effective tax rate was 21.5% and 344.9%, respectively. For the six months ended December 31, 2018 and 2017, the Company's effective tax rate was 22.2% and 98.4%, respectively. For the three months ended December 31, 2018, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes. This effect was partially offset by a windfall benefit generated by certain stock based compensation during the quarter, the research and development tax credit, and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes. For the three and six months ended December 31, 2017 , the principal differences in the Company's effective tax rate with the blended statutory federal income tax rate of approximately 28% relate to the impact of one-time items due to the change in tax law enacted in connection with the Tax Act and the impact of the additional jurisdictions in which the Company is taxed as a result of the Cobalt acquisition. Additionally, the Company's effective tax rate for the three months ended December 31, 2017 is related to, to a lesser extent, the impact of the non-controlling interests in the LLC, a pass-through entity for U.S. federal tax purposes, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2018, 880,541 shares remain available for future issuance under the long term incentive plan. Readers should refer to Note 13 to the fiscal 2018 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for additional information related to the Company's awards and the Incentive Plan.
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
On November 1, 2018, the Company granted 35,000 restricted stock units and 48,000 restricted stock awards to key employees under the Incentive Plan. The grant date fair value of these awards was $3,474 based on a stock price of $41.85 per share on the date of grant. Under the terms of the agreements, 71% of the awards will vest ratably over four years beginning on November 6, 2019 and approximately 29% of the awards will vest in tranches based on the achievement of annual or cumulative performance targets. Compensation costs associated with performance based awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
The following is a summary of the changes in the Company's stock options for the six months ended December 31, 2018:

	December 31, 2018
	Shares	Price or range per share	Weighted Average Exercise Price/Share
Total outstanding options at June 30, 2018	144,000	$27.24	$27.24
Options granted	50,000	42.13	42.13
Options exercised	(28,500)	(25.85) - (30.87)	(26.29)
Outstanding options at end of period	165,500	25.85 - 42.13	31.91
Exercisable at end of period	7,500	$30.87	$30.87
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2018:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units as of June 30, 2018	227,154	$20.84
Granted	97,702	42.05
Vested	(98,625)	(22.61)
Forfeited	(1,600)	(22.21)
Total Non-vested Restricted Stock Units as of December 31, 2018	224,631	$29.28
Stock compensation expense attributable to the Company's share-based equity awards was $655 and $488 for the three months ended December 31, 2018 and 2017, respectively, and $1,131 and $850 for the six months ended December 31, 2018 and 2017, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income.
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

Diluted net income per share of Class A Common Stock is computed similarly to basic net income per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.

Basic and diluted net income (loss) per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$14,257	$(6,383)	$25,555	$(498)
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,689,779	20,263,999	20,577,182	19,644,918
Weighted-average participating restricted stock units convertible into Class A Common Stock	185,464	165,628	180,913	159,274
Basic weighted-average shares outstanding	20,875,243	20,429,627	20,758,095	19,804,192
Basic net income (loss) per share	$0.68	$(0.31)	$1.23	$(0.03)

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$14,257	$(6,383)	$25,555	$(498)
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,875,243	20,429,627	20,758,095	19,804,192
Restricted stock units granted to employees	94,654	—	117,374	—
Stock options granted to employees	20,416	—	8,399	—
Diluted weighted-average shares outstanding [1]	20,990,313	20,429,627	20,883,868	19,804,192
Diluted net income (loss) per share	$0.68	$(0.31)	$1.22	$(0.03)
1 The Company excluded (i) 904,652 and 1,274,484 potentially dilutive shares from the calculation of diluted net income (loss) per share for the three months ended December 31, 2018 and 2017, respectively, and (ii) 924,652 and 1,274,484 potentially dilutive shares from the calculation of diluted net income (loss) per share for the six months ended December 31, 2018 and 2017, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $266,565 and $163,626 as of December 31, 2018 and June 30, 2018, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The Company did not carry a reserve for repurchases as of December 31, 2018 and June 30, 2018.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of both arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of December 31, 2018 and June 30, 2018, the Company had financing receivables of $633 and $453, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at December 31, 2018 (unaudited) or June 30, 2018 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. The parties are currently engaged in discovery. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit.  Trial is set for October 21, 2019.

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
16. Segment Information
The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2018 and 2017, respectively, and the Company’s financial position at December 31, 2018 and June 30, 2018, respectively:

	Three Months Ended December 31, 2018						Six Months Ended December 31, 2018
	Malibu US	Cobalt	Pursuit	Malibu Australia	Eliminations	Total	Malibu U.S.	Cobalt	Pursuit	Malibu Australia	Eliminations	Total
Net sales	$86,760	$45,846	$29,927	$7,299	$(4,039)	$165,793	$157,707	$94,106	$29,927	$13,292	$(5,756)	$289,276
Affiliate (or intersegment) sales	4,039	—			(4,039)	—	5,756				(5,756)	—
Net sales to external customers	82,721	45,846	29,927	7,299	—	165,793	151,951	94,106	29,927	13,292	—	289,276
Income before provision for income taxes	$10,850	$5,417	$2,521	$460	$(131)	$19,117	$19,079	$12,264	$2,521	$917	$(66)	$34,715
	Three Months Ended December 31, 2017						Six Months Ended December 31, 2017
	Malibu US	Cobalt	Pursuit	Malibu Australia	Eliminations	Total	Malibu U.S.	Cobalt	Pursuit	Malibu Australia	Eliminations	Total
Net sales	$70,226	$39,367	$—	$6,925	$(2,145)	$114,373	$133,258	$76,285	$—	$12,688	$(4,317)	$217,914
Affiliate (or intersegment) sales	2,145	—	—	—	(2,145)	—	4,317	—	—	—	(4,317)	—
Net sales to external customers	68,081	39,367	—	6,925	—	114,373	128,941	76,285	—	12,688	—	217,914
Income before provision for income taxes	$40,845	$3,369	$—	$766	$(6)	$44,974	$44,717	$5,193	$—	$1,236	$(16)	$51,130

	As of December 31, 2018	As of June 30, 2018
Assets
Malibu U.S.	$385,568	$327,181
Cobalt	147,930	157,616
Pursuit	111,594	—
Malibu Australia	20,969	20,128
Eliminations	(227,118)	(139,157)
Total assets	$438,943	$365,768

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

Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to Malibu Boats, Inc., its subsidiary, Malibu Boats Holdings, LLC, or the LLC, and its subsidiary Malibu Boats, LLC and its consolidated subsidiaries, including Cobalt Boats, LLC and PB Holdco, LLC, through which we acquired the assets of Pursuit.
Overview
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. Malibu Boats, Inc. is the market leader in the performance sport boat category through our Malibu and Axis Wake Research boat brands, the leader in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand and, as a result of our recent acquisition, in a leading position in the fiberglass outboard fishing boat market with our Pursuit brand. See “--Acquisition of Pursuit” below for more information. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports, general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key component of their active lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
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
On a consolidated basis, we achieved second quarter fiscal 2019 net sales, gross profit, net income (loss) and adjusted EBITDA of $165.8 million, $38.3 million, $15.0 million and $29.4 million, respectively, compared to $114.4 million, $27.5 million, $(5.6) million and $20.6 million, respectively, for the second quarter of fiscal 2018. For the second quarter of fiscal 2019, net sales increased 45.0%, gross profit increased 39.2%, net income increased 368.6% and adjusted EBITDA increased 42.5% as compared to the second quarter of fiscal 2018. On a consolidated basis, we achieved first half fiscal 2019 net sales, gross profit, net income and adjusted EBITDA of $289.3 million, $68.8 million, $27.0 million and $52.3 million, respectively, compared to $217.9 million, $50.4 million, $0.8 million and $38.3 million, respectively, for the first half of fiscal 2018. For the first half of fiscal 2019, net sales increased 32.7%, gross profit increased 36.4%, net income increased 3,154.6% and adjusted EBITDA increased 36.6% as compared to the first half of fiscal 2018. Our results for fiscal 2019 include Pursuit since our acquisition of Pursuit on October 15, 2018. For the definition of adjusted EBITDA and a reconciliation to net income (loss), see “GAAP Reconciliation of Non-GAAP Financial Measures.”
We currently report our results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt and Pursuit, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Our Pursuit segment participates in the manufacturing, distribution, marketing and sale of Pursuit boats throughout the world. Malibu U.S. is our largest segment and represented 52.5% and 59.2% of our net sales for the six months ended December 31, 2018 and December 31, 2017, respectively. Cobalt represented 32.5% and 35.0% of our net sales for the six months ended December 31, 2018 and December 31, 2017, respectively. We completed the acquisition of Pursuit on October 15, 2018 and Pursuit represented 10.4% of our net sales for the six months ended

December 31, 2018 . Malibu Australia represented 4.6% and 5.8% of our net sales for the six months ended December 31, 2018 and December 31, 2017, respectively. See Note 16 to our unaudited condensed consolidated financial statements for more information about our reporting segments.
Acquisition of Pursuit
On October 15, 2018, we completed our acquisition of assets of the Pursuit Boats division of S2 Yachts, Inc., pursuant to an asset purchase agreement dated as of August 21, 2018. We paid an aggregate purchase price of $100.1 million. A portion of the purchase price was deposited into an escrow account to secure certain post-closing obligations of the sellers. We paid the purchase price for the acquisition with $50.1 million of cash on hand and $50.0 million of borrowings under our revolving credit facility.
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
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6.5% between 2011 and 2017, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2018 and, in fact, has accelerated versus 2017. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 6.0% compound annual growth rate between 2011 and 2017. That growth has been driven by the outboard market where Pursuit is focused and Cobalt is a new entrant and where we plan to meaningfully expand our market share in the future. While Cobalt’s primary market for sterndrive propulsion has been challenged, their performance has been helped by strength in larger sterndrive boats and market share gains. We expect the growing demand for our products to continue, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil, broad strength of the U.S. dollar and recently implemented tariffs has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. Additionally, we are monitoring the possibility of another federal government shutdown in the United States, as we believe a prolonged shutdown could result in a negative impact on our business. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
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

•
Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer in limited circumstances and at our discretion under our warranty program; and

•
Rebates, free flooring and discounts—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Axis models, if a dealer meets its monthly or quarterly commitment volume based on tier, as well as other terms of the rebate program, the dealer is entitled to a specified rebate tied to each tier. Cobalt dealers are entitled to volume-based discounts taken at the time of invoice. For our Pursuit models, if a dealer meets its quarterly or annual retail volume goals, the dealer is entitled to a specific rebate tied to each tier and applied to their wholesale volume purchased from Pursuit. For Malibu and Cobalt models and select Pursuit models, our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period.

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

Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. Our provision for income taxes for the three and six months ended December 31, 2018 reflects a reported effective tax rate of 21.5% and 22.2%, respectively, which differs from the statutory federal income tax rate of 21% due to the impact of U.S. state taxes, the research and development tax credit, and the impact of non-controlling interests in the LLC. Our effective tax rate also reflects the impact of our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of December 31, 2018, we had a 96.1% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	165,793	100.0%	114,373	100.0%	289,276	100.0%	217,914	100.0%
Cost of sales	127,478	76.9%	86,857	75.9%	220,460	76.2%	167,475	76.9%
Gross profit	38,315	23.1%	27,516	24.1%	68,816	23.8%	50,439	23.1%
Operating expenses:
Selling and marketing	4,601	2.8%	3,122	2.7%	8,099	2.8%	6,711	3.1%
General and administrative	11,232	6.8%	7,435	6.5%	20,203	7.0%	14,509	6.7%
Amortization	1,538	0.9%	1,304	1.1%	2,818	1.0%	2,612	1.2%
Operating income	20,944	12.6%	15,655	13.7%	37,696	13.0%	26,607	12.2%
Other expense, net:
Other income, net	(17)	—%	(30,333)	(26.5)%	(34)	—%	(27,736)	(12.7)%
Interest expense	1,844	1.1%	1,014	0.9%	3,015	1.0%	3,213	1.5%
Other (income) expense, net	1,827	1.1%	(29,319)	(25.6)%	2,981	1.0%	(24,523)	(11.3)%
Income before provision for income taxes	19,117	11.5%	44,974	39.3%	34,715	12.0%	51,130	23.5%
Provision for income taxes	4,119	2.5%	50,558	44.2%	7,702	2.7%	50,300	23.1%
Net income (loss)	14,998	9.0%	(5,584)	(4.9)%	27,013	9.3%	830	0.4%
Net income attributable to non-controlling interest	741	0.4%	799	0.7%	1,458	0.5%	1,328	0.6%
Net income (loss) attributable to Malibu Boats, Inc.	14,257	8.6%	(6,383)	(5.6)%	25,555	8.8%	(498)	(0.2)%

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu U.S.	1,005	57.1%	893	60.0%	1,858	56.7%	1,660	59.3%
Cobalt	545	31.0%	510	34.2%	1,128	34.4%	979	35.0%
Pursuit	111	6.3%	—	—%	111	3.4%	—	—%
Australia	99	5.6%	86	5.8%	179	5.5%	159	5.7%
Total units	1,760		1,489		3,276		2,798

Volume by Brand
Malibu	783	44.5%	688	46.2%	1,419	43.3%	1,289	46.1%
Axis	321	18.2%	291	19.5%	618	18.9%	530	18.9%
Cobalt	545	31.0%	510	34.3%	1,128	34.4%	979	35.0%
Pursuit	111	6.3%	—	—%	111	3.4%	—	—%
Total units	1,760		1,489		3,276		2,798

Net sales per unit	$94,200		$76,812		$88,302		$77,882

Comparison of the Three Months Ended December 31, 2018 to the Three Months Ended December 31, 2017
Net Sales
Net sales for the three months ended December 31, 2018 increased $51.4 million, or 45.0%, to $165.8 million as compared to the three months ended December 31, 2017. Unit volume for the three months ended December 31, 2018, increased 271 units, or 18.2%, to 1,760 units as compared to the three months ended December 31, 2017.
Net sales attributable to our Malibu U.S. segment increased $14.6 million, or 21.5%, to $82.7 million for the three months ended December 31, 2018, compared to the three months ended December 31, 2017. Unit volumes attributable to our Malibu U.S. segment increased 112 units for the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The increase in net sales and unit volume for Malibu U.S. was driven primarily by strong demand for new models and optional features.
Net sales from our Cobalt segment increased $6.5 million, or 16.5%, to $45.9 million for the three months ended December 31, 2018, compared to the three months ended December 31, 2017. Unit volumes attributable to Cobalt increased 35 units for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The increase in Cobalt net sales and unit volume was driven primarily by strong demand for our R series models.
Since our acquisition of Pursuit on October 15, 2018, net sales and unit volume contributed by Pursuit were $29.9 million and 111 units, respectively, for the three months ended December 31, 2018.
Net sales from our Malibu Australia segment increased $0.4 million, or 5.4%, to $7.3 million for the three months ended December 31, 2018, compared to the three months ended December 31, 2017.
Overall consolidated net sales per unit increased 22.6% to $94,200 for the three months ended December 31, 2018, compared to the three months ended December 31, 2017. Net sales per unit for our Malibu U.S. segment increased 8.0% to $82,308 for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, driven by strong demand for optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 9.0% to $84,121 for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, driven by a favorable mix of R series models which have a higher average selling price as well as year-over-year price increases. Net sales per unit for Pursuit for the three months ended December 31, 2018 was $269,613.
Cost of Sales
Cost of sales for the three months ended December 31, 2018 increased $40.6 million, or 46.8%, to $127.5 million as compared to the three months ended December 31, 2017. The increase in cost of sales was driven primarily by incremental costs contributed by Pursuit since its acquisition in October 2018 and an increase in unit volumes at our Malibu U.S. and Cobalt businesses.
Gross Profit
Gross profit for the three months ended December 31, 2018 increased $10.8 million, or 39.2%, to $38.3 million compared to the three months ended December 31, 2017. The increase in gross profit was due mainly to higher unit volumes. Gross margin for the three months ended December 31, 2018 decreased 100 basis points from 24.1% to 23.1% over the same period in the prior fiscal year primarily due to $0.9 million of additional expense related to the fair value step up of Pursuit inventory acquired and sold during the period. Our gross margins increased year-over-year for our comparable businesses primarily as a result of our operational efficiency initiatives.
Operating Expenses
Selling and marketing expenses for the three month period ended December 31, 2018, increased $1.5 million or 47.4% compared to the three months ended December 31, 2017 due primarily to the incremental expenses from Pursuit since its acquisition. As a percentage of sales, selling and marketing expenses increased 10 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended December 31, 2018, increased $3.8 million, or 51.1%, to $11.2 million as compared to the three months ended December 31, 2017, largely due to incremental general and administrative expenses attributable to Pursuit since its acquisition, acquisition related expenses for our acquisition of Pursuit, which we completed in October 2018 and higher legal expenses. As a percentage of sales, general and administrative expenses increased 30 basis points to 6.8% for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Amortization expense for the three month period ended December 31, 2018, increased $0.2 million, or 17.9% to $1.5 million compared to the three months ended December 31, 2017 due to additional amortization expense related to intangibles acquired as part of the Pursuit acquisition.

Other (Income) Expense, Net
Other (income) expense, net for the three month period ended December 31, 2018 changed by $31.1 million as compared to the three months ended December 31, 2017 from income of $29.3 million to expense of $1.8 million. The change was primarily due to a $30.3 million reduction in the tax receivable agreement liability for the three months ended December 31, 2017. The reduction of our tax receivable agreement liability primarily resulted from a decrease in the estimated tax rate used in computing our future tax obligations as a result of the Tax Cut and Jobs Act of 2017 (the "Tax Act"), which, in turn, decreased the future tax benefit we expect to realize related to our increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. The remaining change is due to higher interest expense on loans, which had an overall higher average principal balance for the three month period ended December 31, 2018 compared to the three months ended December 31, 2017, as a result of our $50.0 million of borrowing under our revolving credit facility to finance a portion of the purchase price for Pursuit.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2018, decreased $46.4 million, to $4.1 million compared to the three months ended December 31, 2017. The decrease in our provision for income taxes is the result of recording a non-cash provisional adjustment to income tax expense of $47.0 million during the three month period ended December 31, 2017 for the remeasurement of deferred taxes on the enactment date of the Tax Act and deferred tax impact related to the reduction in the tax receivable agreement liability. For the three months ended December 31, 2018, our effective tax rate of 21.5% differs from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by a windfall benefit generated by certain stock based compensation during the quarter, the research and development tax credit, and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes. For the three months ended December 31, 2017, our effective tax rate of 344.9% differs from the blended statutory federal income tax rate of approximately 28% primarily due to the impact of the Tax Act and the impact of the additional jurisdictions in which we are taxed as a result of the Cobalt acquisition. Our effective tax rate was also impacted by, to a lesser extent, the impact of non-controlling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the three month period ended December 31, 2018, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.9% and 5.4%, respectively.
Comparison of the Six Months Ended December 31, 2018 to the Six Months Ended December 31, 2017
Net Sales
Net sales for the six months ended December 31, 2018 increased $71.3 million or 32.7%, to $289.3 million as compared to the six months ended December 31, 2017. Unit volume for the six months ended December 31, 2018, increased 478 units, or 17.1%, to 3,276 units as compared to the six months ended December 31, 2017.
Net sales attributable to our Malibu U.S. segment increased $23.0 million, or 17.8%, to $152.0 million for the six months ended December 31, 2018, compared to the six months ended December 31, 2017. Unit volumes attributable to our Malibu U.S. segment increased 198 units for the six months ended December 31, 2018, compared to the six months ended December 31, 2017. The increase in net sales and unit volume for Malibu U.S. was driven primarily by strong demand for new models and optional features.
Net sales from our Cobalt segment increased $17.8 million, or 23.4%, to $94.1 million for the six months ended December 31, 2018, compared to the six months ended December 31, 2017. Unit volumes attributable to Cobalt increased 149 units for the six months ended December 31, 2018 compared to the six months ended December 31, 2017. The increase in Cobalt net sales and unit volume was driven primarily by strong demand for our R series models.
Since our acquisition of Pursuit on October 15, 2018, net sales and unit volume contributed by Pursuit were $29.9 million and 111 units, respectively, for the six months ended December 31, 2018.
Net sales from our Malibu Australia segment increased $0.6 million, or 4.8%, to $13.3 million for the six months ended December 31, 2018, compared to the six months ended December 31, 2017.

Overall consolidated net sales per unit increased 13.4% to $88,302 for the six months ended December 31, 2018, compared to the six months ended December 31, 2017. Net sales per unit for our Malibu U.S. segment increased 5.3% to $81,782 for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, driven by strong demand for optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 7.1% to $83,427 for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, driven by a favorable mix of R series models which have a higher average selling price as well as year-over-year price increases. Net sales per unit for Pursuit for the three months ended December 31, 2018 was $269,613.
Cost of Sales
Cost of sales for the six months ended December 31, 2018 increased $53.0 million, or 31.6%, to $220.5 million as compared to the six months ended December 31, 2017. The increase in cost of sales was driven primarily by incremental costs contributed by Pursuit and an increase in unit volumes at our Malibu U.S. and Cobalt businesses.
Gross Profit
Gross profit for the six months ended December 31, 2018 increased $18.4 million, or 36.4%, to $68.8 million compared to the six months ended December 31, 2017. The increase in gross profit was due mainly to higher unit volumes. Gross margin for the six months ended December 31, 2018 increased 70 basis points from 23.1% to 23.8% over the same period in the prior fiscal year due primarily to efficiencies gained in our Cobalt business.
Operating Expenses
Selling and marketing expenses for the six month period ended December 31, 2018, increased $1.4 million or 20.7%, compared to the six months ended December 31, 2017 due primarily to the incremental expenses from the acquisition of Pursuit. As a percentage of sales, selling and marketing expenses decreased 30 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the six months ended December 31, 2018, increased $5.7 million, or 39.2%, to $20.2 million as compared to the six months ended December 31, 2017, largely due to incremental general and administrative expenses attributable to Pursuit since its acquisition, acquisition related expenses for our acquisition of Pursuit, which we completed in October 2018 and higher legal expenses. As a percentage of sales, general and administrative expenses increased 30 basis points to 7.0% for the six months ended December 31, 2018 compared to the six months ended December 31, 2017. Amortization expense for the six month period ended December 31, 2018, increased $0.2 million, or 7.9% to $2.8 million compared to the three months ended December 31, 2017 primarily due to additional amortization related to intangibles acquired as part of the Pursuit acquisition.
Other (Income) Expense, Net
Other (income) expense, net for the six month period ended December 31, 2018 changed by $27.5 million as compared to the six months ended December 31, 2017 from income of $24.5 million to expense of $3.0 million. The change was primarily due to a $27.7 million reduction in our tax receivable agreement liability for the six months ended December 31, 2017, which resulted in us recognizing a corresponding amount as other income. The reduction of our tax receivable agreement liability primarily resulted from a decrease in the estimated tax rate used in computing our future tax obligations as a result of the Tax Act, which, in turn, decreased the future tax benefit we expect to realize related to our increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners.
Provision for Income Taxes
Our provision for income taxes for the six months ended December 31, 2018, decreased $42.6 million, to $7.7 million compared to the six months ended December 31, 2017. For the six months ended December 31, 2017, we recorded a non-cash provisional adjustment to income tax expense of $47.0 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and deferred tax impact related to the reduction in the tax receivable agreement liability. This decrease was partially offset by higher pre-tax net income for the six months ended December 31, 2018 compared to the same period in 2017. For the six months ended December 31, 2018, our effective tax rate of 22.2% differs from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by a windfall benefit generated by certain stock based compensation during the quarter, the research and development tax credit, and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes. For the six months ended December 31, 2017, our effective tax rate of 98.4% differs from the blended statutory federal income tax rate of approximately 28% primarily due to the impact of the Tax Act previously mentioned and the impact of the additional jurisdictions in which we are taxed as a result of the Cobalt acquisition. Our effective tax rate was also impacted by, to a lesser extent, the impact of noncontrolling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal

Revenue Code. Our effective tax rate also reflects the impact of the Company's share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the six month period ended December 31, 2018, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 4.3% and 5.8%, respectively.

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
The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$14,998	$(5,584)	$27,013	$830
Provision for income taxes [1]	4,119	50,558	7,702	50,300
Interest expense	1,844	1,014	3,015	3,213
Depreciation	2,495	1,687	4,358	3,417
Amortization	1,538	1,304	2,818	2,612
Professional fees [2]	383	—	383	26
Acquisition and integration related expenses [3]	2,552	322	3,909	2,137
Stock-based compensation expense [4]	655	488	1,131	850
Engine development [5]	787	1,140	1,939	2,587
Adjustments to tax receivable agreement liability [6]	—	(30,317)	—	(27,702)
Adjusted EBITDA	$29,371	$20,612	$52,268	$38,270
Adjusted EBITDA Margin	17.7%	18.0%	18.1%	17.6%

(1)
Provision for income taxes for the three months and six months ended December 31, 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and six months ended December 31, 2018, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For the six months ended December 31, 2017, represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC ("MasterCraft") which was settled in May 2017. See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three and six months ended December 31, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For the three and six months ended December 31, 2017 represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Cobalt on July 6, 2017. Integration related expenses for the three and six months ended December 31, 2018 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of Pursuit inventory acquired, most of which was sold during the second quarter of fiscal 2019. Integration related expenses for the three and six months ended December 31, 2017 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of Cobalt inventory acquired, most of which was sold during the first quarter of fiscal 2018.

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
(6)
For the three and six months ended December 31, 2017, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 10 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

The following table shows the reconciliation of the numerator and denominator for net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented (in thousands except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Reconciliation of numerator for net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income (loss) attributable to Malibu Boats, Inc.	$14,257	$(6,383)	$25,555	$(498)
Provision for income taxes [1]	4,119	50,558	7,702	50,300
Professional fees [2]	383	—	383	26
Acquisition and integration related expenses [3]	3,688	1,017	5,798	3,523
Fair market value adjustment for interest rate swap [4]	129	(172)	132	(203)
Stock-based compensation expense [5]	655	488	1,131	850
Engine development [6]	787	1,140	1,939	2,587
Adjustments to tax receivable agreement liability [7]	—	(30,317)	—	(27,702)
Net income attributable to non-controlling interest [8]	741	799	1,458	1,328
Fully distributed net income before income taxes	24,759	17,130	44,098	30,211
Income tax expense on fully distributed income before income taxes [9]	5,967	5,704	10,628	10,060
Adjusted fully distributed net income	$18,792	$11,426	$33,470	$20,151

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Reconciliation of denominator for net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share: [10]	20,875,243	20,436,110	20,758,095	19,819,438
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [11]	844,652	1,170,314	925,963	1,211,709
Weighted-average unvested restricted stock awards issued to management [12]	125,378	126,447	128,491	128,199
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,845,273	21,732,871	21,812,549	21,159,346
The following table shows the reconciliation of net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income (loss) available to Class A Common Stock per share	$0.68	$(0.31)	$1.23	$(0.03)
Impact of adjustments:
Provision for income taxes [1]	0.20	2.47	0.37	2.54
Professional fees [2]	0.02	—	0.02	—
Acquisition and integration related expenses [3]	0.18	0.05	0.28	0.18
Fair market value adjustment for interest rate swap [4]	0.01	(0.01)	0.01	(0.01)
Stock-based compensation expense [5]	0.03	0.02	0.05	0.04
Engine development [6]	0.04	0.06	0.09	0.13
Adjustment to tax receivable agreement liability [7]	—	(1.48)	—	(1.40)
Net income attributable to non-controlling interest [8]	0.04	0.04	0.07	0.07
Fully distributed net income per share before income taxes	1.20	0.84	2.12	1.52
Impact of income tax expense on fully distributed income before income taxes [9]	(0.29)	(0.28)	(0.51)	(0.51)
Impact of increased share count [13]	(0.05)	(0.03)	$(0.08)	$(0.06)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.86	$0.53	$1.53	$0.95

(1)
Provision for income taxes for the three months and six months ended December 31, 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and six months ended December 31, 2018, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For the six months ended December 31, 2017, represents legal and advisory fees related to our litigation with MasterCraft which was settled in May 2017. See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three and six months ended December 31, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For the three and six months ended December 31, 2017 represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Cobalt on July 6, 2017. Integration related expenses for the three and six months ended December 31, 2018 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired, most of which was sold during the second quarter of fiscal 2019. In addition, for the three and six months ended December 31, 2018, integration related expenses includes $0.4 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Pursuit. Also, for the three and six months ended December 31, 2018, integration related expenses includes $0.7 million and $1.5 million, respectively, in amortization associated with our fair value step up of intangibles acquired in connection with the acquisition of Cobalt. Integration related expenses for the three and six months ended December 31, 2017 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018. In addition, for the three and six months ended December 31, 2017, integration related expenses includes $0.7 million and $1.4 million, respectively, in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Cobalt.

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
(7)
For the three and six months ended December 31, 2017, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 10 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(8)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(9)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.1% and 33.3% of income before income taxes for the three and six months ended December 31, 2018 and 2017, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code of 1986, as amended, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary. The decrease in the normalized annual effective income tax rate to 24.1% for the three and six months ended December 31, 2018, is primarily the result of the Tax Act which was effective for periods after January 1, 2018, lowering the corporate tax rate to 21%, as well as an updated blended state rate, which considers the impacts of the Cobalt acquisition and a recent law change in Tennessee.

(10)
The difference in weighted average shares outstanding for the three and six months ended December 31, 2017 relates to the difference in the weighting of shares outstanding of Class A common stock during this period for the calculation of basic net income per share for our financial statements and basic net income per share for adjusted fully distributed net income.

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

	Six Months Ended December 31,
	2018	2017
Total cash provided by (used in):
Operating activities	$35,612	$27,025
Investing activities	(106,910)	(130,475)
Financing activities	33,654	107,340
Impact of currency exchange rates on cash balances	(76)	19
Increase (decrease) in cash	$(37,720)	$3,909
Comparison of the Six Months Ended December 31, 2018 to the Six Months Ended December 31, 2017
Operating Activities
Net cash provided by operating activities was $35.6 million for the six months ended December 31, 2018, compared to net cash provided by operating activities of $27.0 million for the six months ended December 31, 2017, an increase of $8.6 million. The increase in cash provided by operating activities primarily resulted from an increase of $10.6 million due to increases in net income (after consideration of non-cash items included in net income, including an adjustment to our tax receivable agreement liability and an adjustment to our deferred tax assets), offset by a net decrease in operating assets and liabilities of $2.0 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used for investing activities was $106.9 million for the six months ended December 31, 2018, compared to $130.5 million for the six months ended December 31, 2017, a decrease of $23.6 million. The decrease in cash used was primarily related to the lower purchase price paid for Pursuit in October 2018 compared to the purchase price paid for Cobalt in July 2017. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.
Financing Activities
Net cash provided by financing activities decreased $73.7 million to cash provided by financing activities of $33.7 million for the six months ended December 31, 2018, compared to cash provided by financing activities of $107.3 million for the six months ended December 31, 2017. For the six months ended December 31, 2018, we received $50.0 million in proceeds from our credit facility to fund the acquisition of Pursuit, we repaid $15.0 million of revolving debt borrowed for the Pursuit acquisition, we paid $0.9 million in distributions to LLC unit holders and $1.2 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options. During the six months ended December 31, 2017, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. In addition, during the six months ended December 31, 2017, we paid $0.6 million in distributions to LLC unit holders and $0.5 million in taxes for shares withheld on restricted stock vestings.
Loans and Commitments
We currently have a $110.0 million term loan outstanding and a revolving credit facility with $35.0 million outstanding and $50.0 million available for borrowing. Malibu Boats, LLC as the borrower (“Boats LLC”) entered into a Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, on June 28, 2017, to refinance our prior credit facility and to provide funds for our purchase of Cobalt. The credit agreement provided us with a term loan facility in an aggregate principal amount of $160.0 million ($55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for our acquisition of Cobalt and certain fees and expenses related to entering into the credit agreement) and a revolving credit facility of up to $35.0 million. On August 17, 2017 we made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. On August 21, 2018, in connection with the acquisition of Pursuit, Boats LLC entered into the First Incremental Facility Amendment and First Amendment to the Second Amended and Restated Credit Agreement dated as of June 28, 2017. The amendment increased the amount available under the revolving credit facility by $50.0 million (the “Incremental Revolving Commitment”) from $35.0 million to $85.0 million. On October 15, 2018, we borrowed $50.0 million under the revolving credit facility to pay for a portion of the purchase price of Pursuit. In December 2018, Boats LLC made a voluntary principal payment on the revolving credit facility in the amount of $15.0 million. Each of the term loans and the revolving credit facility have a maturity date of July 1, 2022.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of December 31, 2018, the interest rate on each of our term loans and revolving credit facility was 4.50%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.50% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio. We were also required to pay a ticking fee at a rate of 0.30% per annum on the $50.0 million Incremental Revolving Commitment from August 21, 2018 until the date that the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of our purchase of assets of Pursuit. Malibu Boats, Inc. is not a party to the credit agreement, and the obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors.
The credit agreement permits prepayment of the term loans without any penalties. The $55.0 million term loan is subject to quarterly installments of approximately $0.7 million per quarter until March 31, 2019, then approximately $1.0 million per quarter until June 30, 2021, and approximately $1.4 million per quarter through March 31, 2021. The $105.0 million term loan is subject to quarterly installments of approximately $1.3 million per quarter until March 31, 2019, then approximately $2.0 million per quarter until June 30, 2021, and approximately $2.6 million per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. On August 17, 2017 we made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of the principal installments due on March 31, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of December 31, 2018, the outstanding principal amount of our term loans and revolving credit facility was $145.0 million.
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

We estimate that approximately $3.9 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due by April 15, 2019. Management expects minimal effect on our future liquidity and capital resources.
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

Contractual Obligations and Commitments
Since June 30, 2018, we borrowed $50.0 million under our revolving credit facility to pay for a portion of the purchase price of Pursuit Boats and have repaid $15.0 million outstanding under our revolving credit facility, resulting in $35.0 million outstanding under our revolving credit facility and $110.0 million outstanding on our term loans, each as of December 31, 2018. As of December 31, 2018, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Bank debt [1]	$145,000	$—	$—	$145,000	$—
Interest expense [2]	21,119	5,925	12,153	3,041	—
Operating leases [3]	21,982	2,493	5,040	4,351	10,098
Purchase obligations [4]	86,292	86,292	—	—	—
Payments pursuant to tax receivable agreement [5]	57,599	3,932	7,389	7,745	38,533
Total	$331,992	$98,642	$24,582	$160,137	$48,631

(1)
Principal payments on our outstanding bank debt per terms of our Credit Agreement, which is comprised of a $110.0 million term loan and $85.0 million revolving credit facility, of which $35.0 million was outstanding as of December 31, 2018. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. Both the term loan and revolving credit facility mature on July 1, 2022.

(2)
Interest payments on our outstanding term loans and borrowings under our revolving credit facility under our Credit Agreement. Our term loan and revolving credit facility bear interest at variable rates. We have calculated future interest obligations based on the interest rate as of December 31, 2018.

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
Seasonality
Our dealers experience seasonality in their business. Retail demand for boats is seasonal, with a significant majority of sales occurring during peak boating season, which coincides with our first and fourth fiscal quarters. In order to minimize the impact of this seasonality on our business, we manage our manufacturing processes and structure dealer incentives to tie our annual volume rebates program to consistent ordering patterns, encouraging dealers to purchase our products throughout the year. In this regard, we may offer free flooring incentives to dealers. Further, in the event that a dealer does not consistently order units throughout the year, such dealer’s rebate is materially reduced. We may offer off-season retail promotions to our dealers in seasonally slow months, during and ahead of boat shows, to encourage retail demand.
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
Critical Accounting Policies
As of December 31, 2018, other than the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, on July 1, 2018, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
During the second quarter ended December 31, 2018, we completed the acquisition of Pursuit. Prior to the acquisition, Pursuit was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Pursuit and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.
Other than the acquisition of Pursuit, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than new processes and controls implemented in connection with the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers, on July 1, 2018.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended December 31, 2018, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Class A Common Stock
In November 2018, the Company repurchased 2,736 and 5,722 shares of Class A Common Stock at $42.39 and $42.00 per share, respectively, from employees to satisfy tax withholding obligations incurred in connections with the vesting of restricted stock.
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

February 6, 2019	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)