Form 10-Q
period 2019-03-31
Malibu Boats, Inc.
filed 2019-05-09
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	MBUU	Nasdaq Global Select Market

Class A Common Stock, par value $0.01, outstanding as of May 8, 2019:	20,851,097	shares
Class B Common Stock, par value $0.01, outstanding as of May 8, 2019:	15	shares

1

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$199,918	$140,429	$489,194	$358,343
Cost of sales	150,196	104,066	370,656	271,541
Gross profit	49,722	36,363	118,538	86,802
Operating expenses:
Selling and marketing	5,273	3,263	13,372	9,974
General and administrative	12,324	7,862	32,527	22,371
Amortization	1,563	1,291	4,381	3,903
Operating income	30,562	23,947	68,258	50,554
Other (income) expense, net:
Other income, net	(712)	(17)	(746)	(27,753)
Interest expense	1,750	923	4,765	4,136
Other (income) expense, net	1,038	906	4,019	(23,617)
Income before provision for income taxes	29,524	23,041	64,239	74,171
Provision for income taxes	7,321	6,245	15,023	56,545
Net income	22,203	16,796	49,216	17,626
Net income attributable to non-controlling interest	1,104	1,124	2,562	2,452
Net income attributable to Malibu Boats, Inc.	$21,099	$15,672	$46,654	$15,174

Comprehensive income:
Net income	$22,203	$16,796	$49,216	$17,626
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	99	(268)	(672)	(34)
Other comprehensive income (loss), net of tax	99	(268)	(672)	(34)
Comprehensive income, net of tax	22,302	16,528	48,544	17,592
Less: comprehensive income attributable to non-controlling interest, net of tax	1,111	1,104	2,527	2,464
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$21,191	$15,424	$46,017	$15,128

Weighted average shares outstanding used in computing net income per share:
Basic	20,901,547	20,544,488	20,805,912	20,050,958
Diluted	21,007,933	20,657,010	20,943,548	20,135,064
Net income available to Class A Common Stock per share:
Basic	$1.01	$0.76	$2.24	$0.76
Diluted	$1.01	$0.76	$2.23	$0.76

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2019	June 30, 2018
Assets
Current assets
Cash	$15,489	$61,623
Trade receivables, net	38,811	24,625
Inventories, net	74,043	44,268
Prepaid expenses and other current assets	4,979	3,298
Income tax receivable	137	100
Total current assets	133,459	133,914
Property, plant and equipment, net	61,515	40,845
Goodwill	51,474	32,230
Other intangible assets, net	147,655	94,221
Deferred tax assets	62,078	64,105
Other assets	251	453
Total assets	$456,432	$365,768
Liabilities
Current liabilities
Accounts payable	$31,815	$24,349
Accrued expenses	46,232	35,685
Income taxes and tax distribution payable	1,067	1,420
Payable pursuant to tax receivable agreement, current portion	3,932	3,932
Total current liabilities	83,046	65,386
Deferred tax liabilities	232	341
Payable pursuant to tax receivable agreement, less current portion	53,082	51,114
Long-term debt	128,769	108,487
Other long-term liabilities	1,405	569
Total liabilities	266,534	225,897
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,851,097 shares issued and outstanding as of March 31, 2019; 20,555,348 issued and outstanding as of June 30, 2018	207	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 15 shares issued and outstanding as of March 31, 2019; 17 shares issued and outstanding as of June 30, 2018	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and June 30, 2018	—	—
Additional paid in capital	112,286	108,360
Accumulated other comprehensive loss	(2,656)	(1,984)
Accumulated earnings	74,441	27,789
Total stockholders' equity attributable to Malibu Boats, Inc.	184,278	134,369
Non-controlling interest	5,620	5,502
Total stockholders’ equity	189,898	139,871
Total liabilities and stockholders' equity	$456,432	$365,768
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$(1,984)	$27,789	$5,502	$139,871
Net income	—	—	—	—	—	—	46,654	2,562	49,216
Stock based compensation, net of withholding taxes on vested equity awards	53	1	—	—	667	—	—	—	668
Issuances of equity for services	—	—	—	—	729	—	—	—	729
Issuance of equity for exercise of options	29	—	—	—	749				749
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,676)	—	—	—	(2,676)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,321	—	—	—	3,321
Exchange of LLC Units for Class A Common Stock	214	2	—	—	1,136	—	—	(1,136)	2
Cancellation of Class B Common Stock	—	—	(2)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	(2)	(1,277)	(1,279)
Foreign currency translation adjustment	—	—	—	—	—	(672)	—	(31)	(703)
Balance at March 31, 2019	20,851	$207	15	$—	$112,286	$(2,656)	$74,441	$5,620	$189,898

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2019	2018
Operating activities:
Net income	$49,216	$17,626
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,866	1,410
Non-cash compensation to directors	606	622
Depreciation and amortization	11,483	9,005
Amortization of deferred financing costs	282	1,138
Deferred income taxes	5,252	48,436
Adjustment to tax receivable agreement liability	(707)	(27,702)
Other items, net	114	(349)
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	(14,067)	(9,485)
Inventories	(21,592)	(5,625)
Prepaid expenses and other assets	(1,234)	(1,455)
Accounts payable	7,780	6,839
Income taxes receivable and payable	(350)	2,846
Accrued expenses and other liabilities	7,762	3,664
Net cash provided by operating activities	46,411	46,970
Investing activities:
Purchases of property, plant and equipment	(10,728)	(8,146)
Payment for acquisition, net of cash acquired	(100,073)	(125,552)
Net cash used in investing activities	(110,801)	(133,698)
Financing activities:
Principal payments on long-term borrowings	—	(50,000)
Proceeds from long-term borrowings	—	105,000
Proceeds from revolving credit facility	55,000	—
Payments on revolving credit facility	(35,000)	—
Payment of deferred financing costs	—	(1,148)
Proceeds from issuance of Class A Common Stock in offering, net of underwriting discounts	—	55,317
Payments of costs directly associated with offering	—	(650)
Proceeds received from exercise of stock option	749	—
Cash paid for withholding taxes on vested restricted stock	(1,190)	(543)
Distributions to LLC Unit holders	(1,228)	(940)
Net cash provided by financing activities	18,331	107,036
Effect of exchange rate changes on cash	(75)	26
Changes in cash	(46,134)	20,334
Cash—Beginning of period	61,623	32,822
Cash—End of period	$15,489	$53,156

Supplemental cash flow information:
Cash paid for interest	$4,302	$3,130
Cash paid for income taxes	8,877	4,185
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	3,321	2,734
Establishment of amounts payable under tax receivable agreements	2,676	1,484
Exchange of LLC Units by LLC Unit holders for Class A common stock	1,136	806
Tax distributions payable to non-controlling LLC Unit holders	559	686
Capital expenditures in accounts payable	711	640

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On July 6, 2017, the Company acquired all outstanding units of Cobalt Boats, LLC (“Cobalt”) further expanding the Company's product offering across a broader segment of the recreational boating industry including performance sport boats, sterndrive and outboard boats. As a result of the acquisition, the Company consolidates the financial results of Cobalt. On October 15, 2018, our subsidiary Malibu Boats, LLC, purchased the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc., expanding the Company's product offering into the fiberglass outboard fishing boat market. As a result of the acquisition, the Company consolidates the financial results of Pursuit. Refer to Note 4. The Company reports its results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt and Pursuit, based on their boat manufacturing operations.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2018, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at March 31, 2019, and the results of its operations for the three and nine month periods ended March 31, 2019 and March 31, 2018, and its cash flows for the nine month periods ended March 31, 2019 and March 31, 2018. Operating results for the three and nine months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2019. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842).  The amendments in this update create ASC Topic 842, Leases, and supersede the requirements in ASC Topic 840, Leases.  ASC Topic 842 requires lessees to recognize on the balance sheet a right‑of‑use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In June 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvement, which provides entities with an additional (optional) transition method to adopt the new lease standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new leases standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company is currently developing a project plan to guide the implementation of ASU 2016-02. The Company is making progress on this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling information on active leases. The Company is currently identifying and implementing appropriate changes to its policies, business processes, systems and controls to support lease accounting and disclosures under Topic 842. The Company does not expect that its results of operations or cash flows will be materially impacted by this standard. The Company expects to record right of use assets and lease liabilities on its consolidated balance sheets upon adoption of this standard, which may be material.
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
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2019					Nine Months Ended March 31, 2019
	Malibu US	Cobalt	Pursuit	Malibu Australia	Consolidated	Malibu US	Cobalt	Pursuit	Malibu Australia	Consolidated
Revenue by product:
Boat and trailer sales	$98,836	$55,619	$36,276	$5,545	$196,276	$245,944	$148,418	$66,128	$18,226	$478,716
Part and other sales	2,764	422	182	274	3,642	7,607	1,729	257	885	10,478
Total revenue	$101,600	$56,041	$36,458	$5,819	$199,918	$253,551	$150,147	$66,385	$19,111	$489,194

Revenue by geography:
North America	$96,394	$53,820	$34,711	$—	$184,925	$246,534	$141,965	$61,544	$—	$450,043
International	5,206	2,221	1,747	5,819	14,993	7,017	8,182	4,841	19,111	39,151
Total revenue	$101,600	$56,041	$36,458	$5,819	$199,918	$253,551	$150,147	$66,385	$19,111	$489,194
Boat and Trailer Sales

Consists of sales of boats and trailers to the Company's dealer network, net of sales returns, discounts, rebates and free flooring incentives. Boat and trailer sales also includes optional boat features. Sales returns consist of boats returned by dealers under our warranty program. Rebates, free flooring and discounts are incentives that the Company provides to its dealers based on sales of eligible products.
Part and Other Sales
Consists primarily of parts and accessories sales, royalty income and clothing sales. Parts and accessories sales include replacement and aftermarket boat parts and accessories sold to the Company's dealer network. Royalty income is earned from license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of the Company's intellectual property.
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

	As of March 31, 2019		As of June 30, 2018
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	830,152	3.8%	1,043,186	4.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,851,097	96.2%	20,555,348	95.2%
	21,681,249	100.0%	21,598,534	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2019, the Company caused the LLC to issue a total of 319,956 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of Class A Common Stock to LLC Unit holders for exchange of their LLC Units, and (iv) the issuance of Class A Common Stock for the exercise of vested stock options granted under the Incentive Plan. During the nine months ended March 31, 2019, 24,207 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 24,207 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2019 and June 30, 2018, tax distributions payable to non-controlling LLC Unit holders were $559 and $511, respectively. During the nine months ended March 31, 2019 and 2018, tax distributions paid to the non-controlling LLC Unit holders were $1,228 and $963, respectively.

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
The total consideration given to the former owners of Pursuit has been allocated to the assets acquired and liabilities assumed based on estimates of fair value as of the date of the acquisition. The preliminary measurements of fair value were determined based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during fourth quarter of fiscal 2019.
The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities of Pursuit assumed at the acquisition date:

Consideration:
Cash consideration paid	$100,073

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Inventories	$8,332
Other current assets	350
Property, plant and equipment	17,454
Identifiable intangible assets	57,900
Current liabilities	(3,488)
Fair value of assets acquired and liabilities assumed	80,548
Goodwill	19,525
Total purchase price	$100,073
The preliminary fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$25,400	20
Total definite-lived intangibles	25,400
Indefinite-lived intangible:
Trade name	32,500
Total intangible assets	$57,900
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
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 20 years. Goodwill of $19,525 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition. The indefinite-lived intangible asset and goodwill acquired are expected to be deductible for income tax purposes.
Acquisition-related costs of $2,846, which were incurred by the Company in the first nine months of fiscal year 2019 related to the Pursuit acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the nine months ended March 31, 2019.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2019 and 2018, assumes that the acquisition of Pursuit occurred as of July 1, 2017. The unaudited pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$199,918	$176,387	$530,836	$451,687
Net income	22,203	21,285	53,223	18,853
Net income attributable to Malibu Boats, Inc.	21,099	19,838	50,430	16,066
Basic earnings per share	$1.01	$0.97	$2.42	$0.80
Diluted earnings per share	$1.01	$0.96	$2.41	$0.80
Cobalt
On July 6, 2017, the Company completed its acquisition of Cobalt. The aggregate purchase price for the transaction was $130,525, consisting of $129,525 funded with cash and borrowings under the Company's credit agreement and $1,000 in equity equal to 39,262 shares of the Company's Class A Common Stock based on the closing stock price of $25.47 per share on June 27, 2017. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date and subject to adjustment for any judgment or settlement in connection with a pending litigation matter between Cobalt and Sea Ray Boats, Inc. and Brunswick Corporation. William Paxson St. Clair, Jr., a former owner of Cobalt, was appointed as a director to the Company's Board of Directors and as President of Cobalt. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.
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
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three months and nine months ended March 31, 2019 and 2018, assumes that the acquisition of Cobalt occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$199,918	$140,429	$489,194	$358,343
Net income	22,203	16,796	49,216	17,626
Net income attributable to Malibu Boats, Inc.	21,099	15,672	46,654	15,174
Basic earnings per share	$1.01	$0.76	$2.24	$0.76
Diluted earnings per share	$1.01	$0.76	$2.23	$0.76
5. Inventories
Inventories, net consisted of the following:

	As of March 31, 2019	As of June 30, 2018
Raw materials	$51,798	$28,851
Work in progress	12,933	6,164
Finished goods	9,312	9,253
Total inventories	$74,043	$44,268
6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31, 2019	As of June 30, 2018
Land	$2,194	$634
Building and leasehold improvements	28,883	20,110
Machinery and equipment	44,254	32,471
Furniture and fixtures	6,275	4,667
Construction in process	6,312	5,636
	87,918	63,518
Less: Accumulated depreciation	(26,403)	(22,673)
Property, plant and equipment, net	$61,515	$40,845
During the first quarter of fiscal 2019 and the first quarter of fiscal 2018, the Company disposed of various molds for models not currently in production with zero net book value and historical costs of $3,285 and $2,122, respectively. Depreciation expense was $2,744 and $1,685 for the three months ended March 31, 2019 and 2018, and $7,102 and $5,102 for the nine months ended March 31, 2019 and 2018, respectively, substantially all of which was recorded in cost of sales.
7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended March 31, 2019 were as follows:

Goodwill as of June 30, 2018	$32,230
Addition related to the acquisition of Pursuit	19,525
Effect of foreign currency changes on goodwill	(281)
Goodwill as of March 31, 2019	$51,474
The components of other intangible assets were as follows:

	As of March 31, 2019	As of June 30, 2018	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,277	$1,333	5	0.6
Dealer relationships	111,364	86,062	8-20	18.5
Patent	3,986	3,986	12-15	13.3
Trade name	24,667	24,667	15	2.5
Non-compete agreement	50	52	10	5.6
Backlog	89	93	0.3	0.0
Total	141,433	116,193
Less: Accumulated amortization	(57,278)	(52,972)
Total definite-lived intangible assets, net	84,155	63,221
Indefinite-lived intangible:
Trade name	63,500	31,000
Total other intangible assets, net	$147,655	$94,221
Amortization expense recognized on all amortizable intangibles was $1,563 and $1,291 for the three months ended March 31, 2019 and 2018, respectively and $4,381 and $3,903 for the nine months ended March 31, 2019 and 2018.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2019	$1,576
2020	6,139
2021	6,059
2022	4,558
2023	4,421
Thereafter	61,402
$84,155
8. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2019	As of June 30, 2018
Warranties	$22,085	$17,217
Dealer incentives	8,914	5,770
Accrued compensation	10,525	9,034
Accrued legal and professional fees	705	915
Accrued interest	194	242
Other accrued expenses	3,809	2,507
Total accrued expenses	$46,232	$35,685

9. Product Warranties
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Beginning balance	$20,943	$15,517	$17,217	$10,050
Add: Warranty expense	2,918	2,927	8,941	7,652
Additions for acquisitions	—	—	1,872	4,404
Less: Warranty claims paid	(1,776)	(1,586)	(5,945)	(5,248)
Ending balance	$22,085	$16,858	$22,085	$16,858
10. Financing
Outstanding debt consisted of the following:

	As of March 31, 2019	As of June 30, 2018
Term loans	$110,000	$110,000
Revolving credit loan	20,000	—
Less unamortized debt issuance costs	(1,231)	(1,513)
Total debt	128,769	108,487
Less current maturities	—	—
Long-term debt less current maturities	$128,769	$108,487
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

Borrowings under the Credit Agreement bear interest at a rate equal to either, at Boats LLC's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. Boats LLC is required to pay a commitment fee for the unused portion of the revolving credit facility which ranges from 0.25% to 0.50% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Boats LLC was also required to pay a ticking fee at a rate of 0.30% per annum on the $50,000 Incremental Revolving Commitment from August 21, 2018 until the date that the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of the Company's purchase of assets of Pursuit. The Company is not a party to the Credit Agreement, and the obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors pursuant to the Second Amended and Restated Security Agreement, by and among Boats LLC, the LLC, the subsidiary guarantors, and SunTrust Bank, as administrative agent, dated as of June 28, 2017, and other collateral documents. The weighted average interest rate on the term loan was 4.3% for the nine months ended March 31, 2019.

The Credit Agreement permits prepayment of the term loan facilities without penalty. The $55,000 term loan is subject to quarterly installments of approximately $700 per quarter until March 31, 2019, then approximately $1,000 per quarter until June 30, 2021, and approximately $1,400 per quarter through March 31, 2021. The $105,000 term loan is subject to quarterly installments of approximately $1,300 per quarter until March 31, 2019, then approximately $2,000 per quarter until June 30, 2021, and approximately $2,600 per quarter through March 31, 2022. The Company used proceeds from an offering on August 14, 2017 to repay $50,000 on its term loans under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of June 30, 2018 and March 31, 2019, are reflected as noncurrent. The $50,000 repayment resulted in a write-off of deferred financing costs of $829 which was included in amortization expense on the condensed consolidated statement of operations and comprehensive income. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.

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

In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2018. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding as of March 31, 2019 and June 30, 2018.
Covenant Compliance

As of March 31, 2019, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 12. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2019 and 2018 the Company recorded a loss of $93 and a gain of $138, respectively, and for the the nine months ended March 31, 2019 and 2018, the Company recorded a loss of $225 and a gain of $341, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.
11. Tax Receivable Agreement Liability
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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2019	As of June 30, 2018
Payable pursuant to tax receivable agreement	$55,046	$82,291
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	2,675	1,685
Adjustment for change in estimated tax rate	(707)	(24,637)
Payments under tax receivable agreement	—	(4,293)
	57,014	55,046
Less current portion under tax receivable agreement	(3,932)	(3,932)
Payable pursuant to tax receivable agreement, less current portion	$53,082	$51,114
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
As of March 31, 2019 and June 30, 2018, the Company had deferred tax assets of $110,451 and $107,293, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return which was filed on March 14, 2019.
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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Assets
Interest rate swap not designated as cash flow hedge	$193	$—	$193	$—
Total assets at fair value	$193	$—	$193	$—

As of June 30, 2018:
Assets
Interest rate swap not designated as cash flow hedge	$418	$—	$418	$—
Total assets at fair value	$418	$—	$418	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of March 31, 2019 or June 30, 2018.
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
13. Income Taxes
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
As of March 31, 2019 and June 30, 2018, the Company maintained a valuation allowance of $13,298 and $12,716, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. The increase in the valuation allowance is due to the exchanges of LLC Units into Class A common stock by certain LLC Unit holders during the nine months ended March 31, 2019. Also as of March 31, 2019, a valuation allowance was recorded in the amount of $761 related to foreign tax credit carryforward that is not expected to be utilized in the future.
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

On October 15, 2018, the Company completed its acquisition of Pursuit. This did not have a significant impact to the effective tax rate. For the three months ended March 31, 2019 and 2018, the Company's effective tax rate was 24.8% and 27.1%, respectively. For the nine months ended March 31, 2019 and 2018, the Company's effective tax rate was 23.4% and 76.2%, respectively. For the three months ended March 31, 2019, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes and remeasurement of deferred taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC. For the three and nine months ended March 31, 2018, the principal differences in the Company's effective tax rate with the blended statutory federal income tax rate of approximately 28% relates to the remeasurement of deferred taxes. Additionally, the Company's effective tax rate for the three months ended March 31, 2018 is related to impact of the non-controlling interests in the LLC, a pass-through entity for U.S. federal tax purposes, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
14. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2019, 854,974 shares remain available for future issuance under the long term incentive plan. Readers should refer to Note 13 to the fiscal 2018 audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for additional information related to the Company's awards and the Incentive Plan.
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
On January 14, 2019, the Company granted 19,973 options to certain key employees to purchase from the Company shares of Class A Common Stock at a price of $37.55 per share. The term of the options commenced on January 14, 2019 and will expire on January 13, 2025, the day before the sixth anniversary of the grant date. Under the terms of the agreements, the awards will vest ratably over four years on each anniversary of their grant date. At January 14, 2019, the fair value of the option awards was $263 and was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 2.53%, expected volatility of 39.0%, expected term of 4.25 years, and no dividends. Stock-based compensation expense attributable to the service based options is amortized on a straight-line basis over the requisite service period. Compensation costs associated with performance based option awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2019:

	March 31, 2019
	Shares	Price or range per share	Weighted Average Exercise Price/Share
Total outstanding options at June 30, 2018	144,000	$27.24	$27.24
Options granted	69,973	37.55 - 42.13	40.82
Options exercised	(28,500)	(25.85) - (30.87)	(26.29)
Outstanding options at end of period	185,473	25.85 - 42.13	32.51
Exercisable at end of period	7,500	$30.87	$30.87
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2019:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2018	227,154	$20.84
Granted	105,952	41.66
Vested	(100,217)	(22.81)
Forfeited	(4,424)	(25.00)
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2019	228,465	$29.56
Stock compensation expense attributable to the Company's share-based equity awards was $735 and $560 for the three months ended March 31, 2019 and 2018, respectively, and $1,866 and $1,410 for the nine months ended March 31, 2019 and 2018, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited condensed consolidated statement of operations and comprehensive income. Awards vesting during the nine months ended March 31, 2019, include 16,294 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
15. Net Earnings Per Share
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Basic:
Net income attributable to Malibu Boats, Inc.	$21,099	$15,672	$46,654	$15,174
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,710,202	20,371,072	20,621,522	19,886,970
Weighted-average participating restricted stock units convertible into Class A Common Stock	191,345	173,416	184,390	163,988
Basic weighted-average shares outstanding	20,901,547	20,544,488	20,805,912	20,050,958
Basic net income per share	$1.01	$0.76	$2.24	$0.76

Diluted:
Net income attributable to Malibu Boats, Inc.	$21,099	$15,672	$46,654	$15,174
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,901,547	20,544,488	20,805,912	20,050,958
Restricted stock units granted to employees	101,271	112,522	126,239	84,106
Stock options granted to employees	5,115	—	11,397	—
Diluted weighted-average shares outstanding [1]	21,007,933	20,657,010	20,943,548	20,135,064
Diluted net income per share	$1.01	$0.76	$2.23	$0.76
1 The Company excluded (i) 946,875 and 1,238,727 potentially dilutive shares from the calculation of diluted net income per share for the three months ended March 31, 2019 and 2018, respectively, and (ii) 930,125 and 1,233,227 potentially dilutive shares from the calculation of diluted net income per share for the nine months ended March 31, 2019 and 2018, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $320,897 and $163,626 as of March 31, 2019 and June 30, 2018, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The Company did not carry a reserve for repurchases as of March 31, 2019 and June 30, 2018.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the

Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of March 31, 2019 and June 30, 2018, the Company had financing receivables of $589 and $453, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at March 31, 2019 (unaudited) or June 30, 2018 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
17. Segment Information
The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2019 and 2018, respectively, and the Company’s financial position at March 31, 2019 and June 30, 2018, respectively:

	Three Months Ended March 31, 2019						Nine Months Ended March 31, 2019
	Malibu US	Cobalt	Pursuit	Malibu Australia	Eliminations	Total	Malibu U.S.	Cobalt	Pursuit	Malibu Australia	Eliminations	Total
Net sales	$106,803	$56,041	$36,458	$5,819	$(5,203)	$199,918	$264,510	$150,147	$66,385	$19,111	$(10,959)	$489,194
Affiliate (or intersegment) sales	5,203	—	—	—	(5,203)	—	10,959	—	—	—	(10,959)	—
Net sales to external customers	101,600	56,041	36,458	5,819	—	199,918	253,551	150,147	66,385	19,111	—	489,194
Income before provision for income taxes	$19,776	$7,202	$2,568	$305	$(327)	$29,524	$38,855	$19,466	$5,089	$1,222	$(393)	$64,239
	Three months ended March 31, 2018						Nine Months Ended March 31, 2018
	Malibu US	Cobalt	Pursuit	Malibu Australia	Eliminations	Total	Malibu U.S.	Cobalt	Pursuit	Malibu Australia	Eliminations	Total
Net sales	$88,160	$49,922	$—	$4,826	$(2,479)	$140,429	$221,418	$126,207	$—	$17,514	$(6,796)	$358,343
Affiliate (or intersegment) sales	2,479	—	—	—	(2,479)	—	6,796	—	—	—	(6,796)	—
Net sales to external customers	85,681	49,922	—	4,826	—	140,429	214,622	126,207	—	17,514	—	358,343
Income before provision for income taxes	$16,245	$6,720	$—	$203	$(127)	$23,041	$60,963	$11,912	$—	$1,439	$(143)	$74,171

	As of March 31, 2019	As of June 30, 2018
Assets
Malibu U.S.	$377,034	$327,181
Cobalt	153,413	157,616
Pursuit	112,228	—
Malibu Australia	24,072	20,128
Eliminations	(210,315)	(139,157)
Total assets	$456,432	$365,768

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
Overview
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. Malibu Boats, Inc. is the market leader in the performance sport boat category through our Malibu and Axis Wake Research boat brands, the leader in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand and in a leading position in the fiberglass outboard fishing boat market with our Pursuit brand. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports, general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key component of their active lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
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

On a consolidated basis, we achieved third quarter fiscal 2019 net sales, gross profit, net income and adjusted EBITDA of $199.9 million, $49.7 million, $22.2 million and $37.8 million, respectively, compared to $140.4 million, $36.4 million, $16.8 million and $28.5 million, respectively, for the third quarter of fiscal 2018. For the third quarter of fiscal 2019, net sales increased 42.4%, gross profit increased 36.7%, net income increased 32.2% and adjusted EBITDA increased 32.4% as compared to the third quarter of fiscal 2018. On a consolidated basis, for the first nine months of fiscal 2019 net sales, gross profit, net income and adjusted EBITDA of $489.2 million, $118.5 million, $49.2 million and $90.0 million, respectively, compared to $358.3 million, $86.8 million, $17.6 million and $66.8 million, respectively, for the for the first nine months of fiscal 2018. For the first nine months of fiscal 2019, net sales increased 36.5%, gross profit increased 36.6%, net income increased 179.2% and adjusted EBITDA increased 34.8% as compared to the first nine months of fiscal 2018. Our results for fiscal 2019 include Pursuit since our acquisition of Pursuit on October 15, 2018. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
We currently report our results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt and Pursuit, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Our Pursuit segment participates in the manufacturing, distribution, marketing and sale of Pursuit boats throughout the world. Malibu U.S. is our largest segment and represented 51.8% and 59.9% of our net sales for the nine months ended March 31, 2019 and March 31, 2018, respectively. Cobalt represented 30.7% and 35.2% of our net sales for the nine months ended March 31, 2019 and March 31, 2018, respectively. We completed the acquisition of Pursuit on October 15, 2018 and Pursuit represented 13.6% of our net sales for the nine months ended March 31, 2019 . Malibu Australia represented 3.9% and 4.9% of our net sales for the nine months ended March 31, 2019 and March 31, 2018, respectively. See Note 17 to our unaudited condensed consolidated financial statements for more information about our reporting segments.
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
As noted, we borrowed $50.0 million under our revolving credit facility to fund a portion of the purchase price of Pursuit. Our subsidiary, Malibu Boats, LLC, as the borrower, entered into the First Incremental Facility Amendment and First Amendment to its existing Second Amendment and Restated Credit Agreement dated as of June 28, 2017 (as amended, the "Credit Agreement"). The amendment increased the amount available under the revolving credit facility by $50.0 million (the “Incremental Revolving Commitment”) from $35.0 million to $85.0 million. The availability of the Incremental Revolving Commitment was subject to the satisfaction of certain conditions set forth in the amendment, including the closing of the acquisition of the assets of Pursuit. Malibu was required to pay a ticking fee at a rate of 0.30% per annum on the $50.0 million Incremental Revolving Commitment until the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of the acquisition. Revolving loans made pursuant to the amendment have terms and conditions identical to revolving loans under the Credit Agreement.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6.0% between 2011 and 2018, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2018 and, in fact, has accelerated versus 2017. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 5.4% compound annual growth rate between 2011 and 2018. That growth has been driven by the outboard market where Pursuit is focused and Cobalt is a new entrant and where we plan to meaningfully expand our market share in the future. While Cobalt’s primary market for sterndrive propulsion has been challenged, their performance has been helped by strength in larger sterndrive boats and market share gains. We expect the growing demand for our products to continue, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil, broad strength of the U.S. dollar and recently implemented tariffs has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. Additionally, we are monitoring the possibility of another federal government shutdown in the United States, as we believe a prolonged shutdown could result in a negative impact on our business. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
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

Components of Results of Operations
Net Sales
We primarily generate revenue from sales to our dealers. The substantial majority of our net sales are derived from the sale of boats and trailers, including optional features added at the time of the initial wholesale purchase of the boat. Net sales consists of the following:

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

Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The provision for income taxes reflects an estimated effective income tax rate attributable to Malibu Boats, Inc.'s share of income. The estimated effective income tax rate used to determine the provision for income taxes typically differs from the statutory federal income tax rate due to the impact of state taxes, our ability to utilize certain tax credits and the impact of the non-controlling interests in the LLC. Our effective tax rate also reflects the impact of our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Net Income Attributable to Non-controlling Interest
As of March 31, 2019, we had a 96.2% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	199,918	100.0%	140,429	100.0%	489,194	100.0%	358,343	100.0%
Cost of sales	150,196	75.1%	104,066	74.1%	370,656	75.8%	271,541	75.8%
Gross profit	49,722	24.9%	36,363	25.9%	118,538	24.2%	86,802	24.2%
Operating expenses:
Selling and marketing	5,273	2.6%	3,263	2.3%	13,372	2.7%	9,974	2.8%
General and administrative	12,324	6.2%	7,862	5.6%	32,527	6.6%	22,371	6.2%
Amortization	1,563	0.8%	1,291	0.9%	4,381	0.9%	3,903	1.1%
Operating income	30,562	15.3%	23,947	17.1%	68,258	14.0%	50,554	14.1%
Other expense, net:
Other income, net	(712)	(0.4)%	(17)	—%	(746)	(0.2)%	(27,753)	(7.7)%
Interest expense	1,750	0.9%	923	0.7%	4,765	1.0%	4,136	1.2%
Other (income) expense, net	1,038	0.5%	906	0.6%	4,019	0.8%	(23,617)	(6.6)%
Income before provision for income taxes	29,524	14.8%	23,041	16.4%	64,239	13.2%	74,171	20.7%
Provision for income taxes	7,321	3.7%	6,245	4.4%	15,023	3.1%	56,545	15.8%
Net income	22,203	11.1%	16,796	12.0%	49,216	10.1%	17,626	4.9%
Net income attributable to non-controlling interest	1,104	0.6%	1,124	0.8%	2,562	0.5%	2,452	0.7%
Net income attributable to Malibu Boats, Inc.	21,099	10.5%	15,672	11.2%	46,654	9.6%	15,174	4.2%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu U.S.	1,233	58.9%	1,109	62.1%	3,091	57.6%	2,769	60.4%
Cobalt	645	30.8%	615	34.4%	1,773	33.0%	1,594	34.8%
Pursuit	143	6.8%	—	—%	254	4.7%	—	—%
Australia	73	3.5%	62	3.5%	252	4.7%	221	4.8%
Total units	2,094		1,786		5,370		4,584

Volume by Brand
Malibu	869	41.5%	823	46.1%	2,288	42.6%	2,112	46.1%
Axis	437	20.9%	348	19.5%	1,055	19.7%	878	19.1%
Cobalt	645	30.8%	615	34.4%	1,773	33.0%	1,594	34.8%
Pursuit	143	6.8%	—	—%	254	4.7%	—	—%
Total units	2,094		1,786		5,370		4,584

Net sales per unit	$95,472		$78,628		$91,098		$78,173

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Net Sales
Net sales for the three months ended March 31, 2019 increased $59.5 million, or 42.4%, to $199.9 million as compared to the three months ended March 31, 2018. Unit volume for the three months ended March 31, 2019, increased 308 units, or 17.2%, to 2,094 units as compared to the three months ended March 31, 2018.
Net sales attributable to our Malibu U.S. segment increased $15.9 million, or 18.6%, to $101.6 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Unit volumes attributable to our Malibu U.S. segment increased 124 units for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in net sales and unit volume for Malibu U.S. was driven primarily by strong demand for new models and optional features, which led to a higher net sales per unit for Malibu and Axis models. Net sales was also impacted by year-over-year price increases on all of our Malibu and Axis models.
Net sales from our Cobalt segment increased $6.1 million, or 12.3%, to $56.0 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Unit volumes attributable to Cobalt increased 30 units for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in Cobalt net sales and unit volume was driven primarily by strong demand for our R series models. Net sales was also impacted by year-over-year price increases on all of our Cobalt models.
Since our acquisition of Pursuit on October 15, 2018, net sales and unit volume contributed by Pursuit were $36.5 million and 143 units, respectively, for the three months ended March 31, 2019.
Net sales from our Malibu Australia segment increased $1.0 million, or 20.6%, to $5.8 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Overall consolidated net sales per unit increased 21.4% to $95,472 for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Net sales per unit for our Malibu U.S. segment increased 6.7% to $82,401 for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, driven by strong demand for new models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 7.0% to $86,885 for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, driven by a favorable mix of R series models which have a higher average selling price as well as year-over-year price increases. Net sales per unit for Pursuit for the three months ended March 31, 2019 was $254,951.
Cost of Sales
Cost of sales for the three months ended March 31, 2019 increased $46.1 million, or 44.3%, to $150.2 million as compared to the three months ended March 31, 2018. The increase in cost of sales was driven primarily by incremental costs contributed by Pursuit since its acquisition in October 2018 and an increase in unit volumes at our Malibu U.S. and Cobalt businesses.
Gross Profit
Gross profit for the three months ended March 31, 2019 increased $13.4 million, or 36.7%, to $49.7 million compared to the three months ended March 31, 2018. The increase in gross profit was due mainly to higher unit volumes. Gross margin for the three months ended March 31, 2019 decreased 100 basis points from 25.9% to 24.9% over the same period in the prior fiscal year primarily due to the integration of Pursuit. Our gross margins increased year-over-year for our comparable businesses primarily as a result of our operational efficiency initiatives.
Operating Expenses
Selling and marketing expenses for the three month period ended March 31, 2019, increased $2.0 million or 61.6% compared to the three months ended March 31, 2018 due primarily to the incremental expenses incurred as a result of the acquisition of Pursuit. As a percentage of sales, selling and marketing expenses increased 30 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended March 31, 2019, increased $4.5 million, or 56.8%, to $12.3 million as compared to the three months ended March 31, 2018, largely due to incremental general and administrative expenses attributable to Pursuit, integration related expenses for our acquisition of Pursuit and higher legal expenses related to intellectual property litigation. As a percentage of sales, general and administrative expenses increased 60 basis points to 6.2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Amortization expense for the three month period ended March 31, 2019, increased $0.3 million, or 21.1% to $1.6 million compared to the three months ended March 31, 2018 due to additional amortization expense related to intangibles acquired as part of the Pursuit acquisition.

Other (Income) Expense, Net
Other (income) expense, net for the three month period ended March 31, 2019 changed by $0.1 million as compared to the three months ended March 31, 2018 from $0.9 million of expense to $1.0 million of expense. The change is due to higher interest expense on loans because of an overall higher average principal balance for the three month period ended March 31, 2019 compared to the same prior year period, as a result of our $50.0 million of borrowing under our revolving credit facility to finance a portion of the purchase price for Pursuit. This increase was partially offset by other income we recognized from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and, in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2019, increased $1.1 million, to $7.3 million compared to the three months ended March 31, 2018. This increase was primarily due to the recording of an adjustment for U.S. state taxes and the remeasurement of deferred taxes. For the three months ended March 31, 2019, our effective tax rate of 24.8% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes and remeasurement of deferred taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC. For the three months ended March 31, 2018, our effective tax rate of 27.1% differed from the blended statutory federal income tax rate of approximately 28% primarily due to the remeasurement of deferred taxes, the impact of non-controlling interests in the LLC, a pass through for U.S. federal income tax purposes, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the three month period ended March 31, 2019, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2019 and 2018, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.9% and 5.0%, respectively.
Comparison of the Nine Months Ended March 31, 2019 to the Nine Months Ended March 31, 2018
Net Sales
Net sales for the nine months ended March 31, 2019 increased $130.8 million or 36.5%, to $489.2 million as compared to the nine months ended March 31, 2018. Unit volume for the nine months ended March 31, 2019, increased 786 units, or 17.1%, to 5,370 units as compared to the nine months ended March 31, 2018.
Net sales attributable to our Malibu U.S. segment increased $38.9 million, or 18.1%, to $253.6 million for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. Unit volumes attributable to our Malibu U.S. segment increased 322 units for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. The increase in net sales and unit volume for Malibu U.S. was driven primarily by strong demand for new models and optional features, which led to a higher net sales per unit for Malibu and Axis models. Net sales was also impacted by year-over-year price increases on all of our Malibu and Axis models.
Net sales from our Cobalt segment increased $23.9 million, or 19%, to $150.1 million for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. Unit volumes attributable to Cobalt increased 179 units for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. The increase in Cobalt net sales and unit volume was driven primarily by strong demand for our R series models. Net sales was also impacted by year-over-year price increases on all of our Cobalt models.
Since our acquisition of Pursuit on October 15, 2018, net sales and unit volume contributed by Pursuit were $66.4 million and 254 units, respectively, for the nine months ended March 31, 2019.
Net sales from our Malibu Australia segment increased $1.6 million, or 9.1%, to $19.1 million for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018.
Overall consolidated net sales per unit increased 16.5% to $91,098 for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. Net sales per unit for our Malibu U.S. segment increased 5.8% to $82,029 for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, driven by strong demand for new models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 7.0% to $84,685 for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, driven by a favorable mix of R series models which have a higher average selling price as well as year-over-year price increases. Net sales per unit for Pursuit for the three months ended March 31, 2019 was $261,358.
Cost of Sales
Cost of sales for the nine months ended March 31, 2019 increased $99.1 million, or 36.5%, to $370.7 million as compared to the nine months ended March 31, 2018. The increase in cost of sales was driven primarily by incremental costs contributed by Pursuit and an increase in unit volumes at our Malibu U.S. and Cobalt businesses.
Gross Profit
Gross profit for the nine months ended March 31, 2019 increased $31.7 million, or 36.6%, to $118.5 million compared to the nine months ended March 31, 2018. The increase in gross profit was due mainly to higher unit volumes. Gross margin for the nine months ended March 31, 2019 remained flat at 24.2% over the same period in the prior fiscal year due to costs associated with the integration and acquisition of Pursuit, offset by our operational efficiencies gained in our Cobalt business.
Operating Expenses
Selling and marketing expenses for the nine month period ended March 31, 2019, increased $3.4 million or 34.1%, compared to the nine months ended March 31, 2018 due primarily to the incremental expenses incurred as a result of the acquisition of Pursuit. As a percentage of sales, selling and marketing expenses decreased 10 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the nine months ended March 31, 2019, increased $10.2 million, or 45.4%, to $32.5 million as compared to the nine months ended March 31, 2018, largely due to incremental general and administrative expenses attributable to Pursuit, integration related expenses for our acquisition of Pursuit and higher legal expenses related to intellectual property litigation. As a percentage of sales, general and administrative expenses increased 40 basis points to 6.6% for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. Amortization expense for the nine months ended March 31, 2019, increased $0.5 million or 12.2% to $4.4 million compared to the nine months ended March 31, 2018 primarily due to additional amortization related to intangibles acquired as part of the Pursuit acquisition.
Other (Income) Expense, Net
Other (income) expense, net for the nine months ended March 31, 2019 changed by $27.6 million as compared to the nine months ended March 31, 2018 from income of $23.6 million for the nine months ended March 31, 2018 to expense of $4.0 million for the nine months ended March 31, 2019. The change was primarily due to a $27.7 million reduction in our tax receivable agreement liability for the nine months ended March 31, 2018, which resulted in us recognizing a corresponding amount as other income during the same period. The reduction of our tax receivable agreement liability primarily resulted from a decrease in the estimated tax rate used in computing our future tax obligations as a result of the Tax Act, which, in turn, decreased the future tax benefit we expect to pay under our tax receivable agreements with our pre-IPO owners. For the nine months ended March 31, 2019, we recognized higher interest expense on our loans because of an overall higher average principal balance compared to the same prior year period, as a result of our $50.0 million of borrowing under our revolving credit facility to finance a portion of the purchase price for Pursuit. This higher interest expense was partially offset by other income we recognized from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and, in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2019, decreased $41.5 million, to $15.0 million compared to the nine months ended March 31, 2018. For the nine months ended March 31, 2018, we recorded a non-cash increase to income tax expense of $47.2 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and deferred tax impact related to the reduction in the tax receivable agreement liability. For the nine months ended March 31, 2019, our effective tax rate of 23.4% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes and remeasurement of deferred taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC. For the nine months ended March 31, 2018, our effective tax rate of 76.2% differed from the blended statutory federal income tax rate of approximately 28% primarily due to the impact of the Tax Act previously mentioned and the impact of the additional jurisdictions in which we were taxed as a result of the Cobalt acquisition in July 2017. Our effective tax rate was also impacted to a lesser extent, by the noncontrolling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code. Our effective tax rate also reflects the impact of our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the nine months ended March 31, 2019, by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2019 and 2018, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 4.1% and 5.5%, respectively.

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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$22,203	$16,796	$49,216	$17,626
Provision for income taxes [1]	7,321	6,245	15,023	56,545
Interest expense	1,750	923	4,765	4,136
Depreciation	2,744	1,685	7,102	5,102
Amortization	1,563	1,291	4,381	3,903
Professional fees [2]	189	—	572	26
Acquisition and integration related expenses [3]	1,051	144	4,960	2,281
Stock-based compensation expense [4]	735	560	1,866	1,410
Engine development [5]	932	899	2,871	3,486
Adjustments to tax receivable agreement liability [6]	(707)	—	(707)	(27,702)
Adjusted EBITDA	$37,781	$28,543	$90,049	$66,813
Adjusted EBITDA Margin	18.9%	20.3%	18.4%	18.6%

(1)
Provision for income taxes for the nine months ended March 31, 2018 reflects an increase to income tax expense of $47.2 million for the remeasurement of deferred taxes on the enactment date of the Tax Act adopted in December 2017 and deferred tax impact related to the reduction in the tax receivable agreement liability. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and nine months ended March 31, 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For the nine months ended March 31, 2018, represents legal and advisory fees related to our litigation with MasterCraft Boat Company, LLC ("MasterCraft") which was settled in May 2017. See Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three and nine months ended March 31, 2019, represents integration costs and legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For the three and nine months ended March 31, 2018 represents integration costs and legal and advisory fees incurred in connection with our acquisition of Cobalt on July 6, 2017. Integration related expenses for the nine months ended March 31, 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of Pursuit inventory acquired, most of which was sold during the second quarter of fiscal 2019. Integration related expenses for the nine months ended March 31, 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of Cobalt inventory acquired, most of which was sold during the first quarter of fiscal 2018.

(4)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(5)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(6)
For the three and nine months ended March 31, 2019 we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For the nine months ended March 31, 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. Refer to Note 11 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$21,099	$15,672	$46,654	$15,174
Provision for income taxes [1]	7,321	6,245	15,023	56,545
Professional fees [2]	189	—	572	26
Acquisition and integration related expenses [3]	2,217	870	8,015	4,393
Fair market value adjustment for interest rate swap [4]	93	(137)	225	(340)
Stock-based compensation expense [5]	735	560	1,866	1,410
Engine development [6]	932	899	2,871	3,486
Adjustments to tax receivable agreement liability [7]	(707)	—	(707)	(27,702)
Net income attributable to non-controlling interest [8]	1,104	1,124	2,562	2,452
Fully distributed net income before income taxes	32,983	25,233	77,081	55,444
Income tax expense on fully distributed income before income taxes [9]	7,949	5,854	18,577	15,914
Adjusted fully distributed net income	$25,034	$19,379	$58,504	$39,530

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share: [10]	20,901,547	20,550,972	20,805,912	20,063,282
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [11]	838,496	1,073,830	896,808	1,165,750
Weighted-average unvested restricted stock awards issued to management [12]	132,549	137,146	129,844	131,182
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,872,592	21,761,948	21,832,564	21,360,214
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income available to Class A Common Stock per share	$1.01	$0.76	$2.24	$0.76
Impact of adjustments:
Provision for income taxes [1]	0.35	0.30	0.72	2.82
Professional fees [2]	0.01	—	0.03	—
Acquisition and integration related expenses [3]	0.11	0.04	0.39	0.22
Fair market value adjustment for interest rate swap [4]	—	(0.01)	0.01	(0.02)
Stock-based compensation expense [5]	0.04	0.03	0.09	0.07
Engine development [6]	0.05	0.04	0.14	0.17
Adjustment to tax receivable agreement liability [7]	(0.03)	—	(0.03)	(1.38)
Net income attributable to non-controlling interest [8]	0.05	0.05	0.12	0.12
Fully distributed net income per share before income taxes	1.59	1.21	3.71	2.76
Impact of income tax expense on fully distributed income before income taxes [9]	(0.38)	(0.28)	(0.89)	(0.79)
Impact of increased share count [13]	(0.06)	(0.04)	(0.14)	$(0.13)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.15	$0.89	$2.68	$1.84

(1)
Provision for income taxes for the nine months ended March 31, 2018 reflects an increase to income tax expense of $47.2 million for the remeasurement of deferred taxes on the enactment date of the Tax Act adopted in December 2017 and deferred tax impact related to the reduction in the tax receivable agreement liability. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and nine months ended March 31, 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For the nine months ended March 31, 2018, represents legal and advisory fees related to our litigation with MasterCraft which was settled in May 2017. See Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three and nine months ended March 31, 2019, represents integration costs and legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For the three and nine months ended March 31, 2018 represents integration costs and legal and advisory fees incurred in connection with our acquisition of Cobalt on July 6, 2017. Integration related expenses for the nine months ended March 31, 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired, most of which was sold during the second quarter of fiscal 2019. In addition, for the three and nine months ended March 31, 2019, integration related expenses includes $0.4 million and $0.8 million, respectively, in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Pursuit. Integration related expenses for the nine months ended March 31, 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal 2018. In addition, for the three and nine months ended March 31, 2018, integration related expenses includes $0.7 million and $2.1 million, respectively, in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Cobalt.

(4)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(5)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)
For the three and nine months ended March 31, 2019 we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For the nine months ended March 31, 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted from the adoption of the Tax Act, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. Refer to Note 11 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(8)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(9)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.1% for the three and nine months ended March 31, 2019, 23.2% for the three months ended March 31, 2018, and 28.7% for the nine months ended March 31, 2018, in each case, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for the three and nine months ended March 31, 2019 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit and foreign income taxes attributable to our Australian based subsidiary. The estimated normalized effective tax rate for the three months ended March 31, 2018 is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code , state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary. The estimated normalized effective income tax rate for the nine months ended March 31, 2018 is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian based subsidiary. The increase in the normalized annual effective income tax rate to 24.1% for the three months ended March 31, 2019 compared to 23.2% for the three months ended March 31, 2018 is primarily the result of estimated effective state taxes as a result of our anticipated state filings following our acquisitions. The decrease in the rate for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 is primarily the result of the Tax Act which was effective for periods after January 1, 2018, lowering the corporate tax rate to 21%, as well as an updated blended state rate, which considers the impacts of the Cobalt acquisition and a recent law change in Tennessee.

(10)
The difference in weighted average shares outstanding for the three and nine months ended March 31, 2018 relates to the difference in the weighting of shares outstanding of Class A common stock during this period for the calculation of basic net income per share for our financial statements and basic net income per share for adjusted fully distributed net income.

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

	Nine Months Ended March 31,
	2019	2018
Total cash provided by (used in):
Operating activities	$46,411	$46,970
Investing activities	(110,801)	(133,698)
Financing activities	18,331	107,036
Impact of currency exchange rates on cash balances	(75)	26
(Decrease) increase in cash	$(46,134)	$20,334
Comparison of the Nine Months Ended March 31, 2019 to the Nine Months Ended March 31, 2018
Operating Activities
Net cash provided by operating activities was $46.4 million for the nine months ended March 31, 2019, compared to net cash provided by operating activities of $47.0 million for the nine months ended March 31, 2018, a decrease of $0.6 million. The decrease in cash provided by operating activities primarily resulted from a net decrease in operating assets and liabilities of$18.5 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory, offset by an increase of $17.9 million due to increases in net income (after consideration of non-cash items included in net income, including an adjustment to our tax receivable agreement liability and an adjustment to our deferred tax assets).
Investing Activities
Net cash used for investing activities was $110.8 million for the nine months ended March 31, 2019, compared to $133.7 million for the nine months ended March 31, 2018, a decrease of $22.9 million. The decrease in cash used was primarily related to the lower purchase price paid for Pursuit in October 2018 compared to the purchase price paid for Cobalt in July 2017. Remaining capital outlays consisted of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.
Financing Activities
Net cash provided by financing activities decreased $88.7 million to $18.3 million for the nine months ended March 31, 2019, compared to $107.0 million for the nine months ended March 31, 2018. For the nine months ended March 31, 2019, we received $55.0 million in proceeds from our revolving credit facility of which $50.0 million was used to fund the acquisition of Pursuit. We have repaid $35.0 million on our revolving credit facility during the nine months ended March 31, 2019. We paid $1.2 million in distributions to LLC unit holders and $1.2 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options during the nine months ended March 31, 2019. During the nine months ended March 31, 2018, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. In addition, during the nine months ended March 31, 2018, we paid $0.9 million in distributions to LLC unit holders and $0.5 million in taxes for shares withheld on restricted stock vestings.
Loans and Commitments
We currently have a $110.0 million term loan outstanding and a revolving credit facility with $85.0 million borrowing capacity. As of March 31, 2019, we have $20.0 million outstanding on our revolving credit facility. Malibu Boats, LLC as the borrower (“Boats LLC”) entered into a Second Amended and Restated Credit Agreement with SunTrust Bank, as the administrative agent, swingline lender and issuing bank, on June 28, 2017, to refinance our prior credit facility and to provide funds for our purchase of Cobalt. The credit agreement provided us with a term loan facility in an aggregate principal amount of $160.0 million ($55.0 million of which was drawn on June 28, 2017 to refinance the outstanding loans under our prior credit facility and $105.0 million of which was drawn on July 6, 2017 to fund the payment of the purchase price for our acquisition of Cobalt and certain fees and expenses related to entering into the credit agreement) and a revolving credit facility of up to $35.0 million. On August 17, 2017 we made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. On August 21, 2018, in connection with the acquisition of Pursuit, Boats LLC entered into the First Incremental Facility Amendment and First Amendment to the Second Amended and Restated Credit Agreement dated as of June 28, 2017. The amendment increased the amount available under the revolving credit facility by $50.0 million (the “Incremental Revolving Commitment”) from $35.0 million to $85.0 million. On October 15, 2018, we borrowed $50.0 million under the revolving credit facility to pay for a portion of the purchase price of Pursuit. Each of the term loans and the revolving credit facility have a maturity date of July 1, 2022.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.75% to 3.00% with respect to LIBOR borrowings and 0.75% to 2.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2019, the interest rate on each of our term loans and revolving credit facility was 4.49%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.25% to 0.50% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio. We were also required to pay a ticking fee at a rate of 0.30% per annum on the $50.0 million Incremental Revolving Commitment from August 21, 2018 until the date that the conditions for the lenders to provide the Incremental Revolving Commitment were met, which occurred on October 15, 2018, the closing date of our purchase of assets of Pursuit. Malibu Boats, Inc. is not a party to the credit agreement, and the obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors.
The credit agreement permits prepayment of the term loans without any penalties. The $55.0 million term loan is subject to quarterly installments of approximately $0.7 million per quarter until March 31, 2019, then approximately $1.0 million per quarter until June 30, 2021, and approximately $1.4 million per quarter through March 31, 2021. The $105.0 million term loan is subject to quarterly installments of approximately $1.3 million per quarter until March 31, 2019, then approximately $2.0 million per quarter until June 30, 2021, and approximately $2.6 million per quarter through March 31, 2022. The balance of both term loans is due on the scheduled maturity date of July 1, 2022. On August 17, 2017 we made a voluntary principal payment on the term loans in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment to principal installments on our term loans through December 31, 2021 and a portion of the principal installments due on March 31, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of March 31, 2019, the outstanding principal amount of our term loans and revolving credit facility was $130.0 million.
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

We estimate that approximately $3.9 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed March 14, 2019. Management expects minimal effect on our future liquidity and capital resources.
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

Contractual Obligations and Commitments
Since June 30, 2018, we borrowed $50.0 million under our revolving credit facility to pay for a portion of the purchase price of Pursuit Boats. As of March 31, 2019, we had $20.0 million outstanding under our revolving credit facility and $110.0 million outstanding on our term loans. As of March 31, 2019, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Bank debt [1]	$130,000	$—	$—	$130,000	$—
Interest expense [2]	17,490	5,285	10,873	1,332	—
Operating leases [3]	21,840	2,530	4,973	5,095	9,242
Purchase obligations [4]	74,962	74,962	—	—	—
Payments pursuant to tax receivable agreement [5]	57,014	3,932	7,307	7,675	38,100
Total	$301,306	$86,709	$23,153	$144,102	$47,342

(1)
Principal payments on our outstanding bank debt per terms of our Credit Agreement, which is comprised of a $110.0 million term loan and $85.0 million revolving credit facility, of which $20.0 million was outstanding as of March 31, 2019. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. Both the term loan and revolving credit facility mature on July 1, 2022.

(2)
Interest payments on our outstanding term loans and borrowings under our revolving credit facility under our Credit Agreement. Our term loan and revolving credit facility bear interest at variable rates. We have calculated future interest obligations based on the interest rate as of March 31, 2019.

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

Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase arrangements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such arrangements are customary in the industry and our exposure to loss under such arrangements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 16 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
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
Critical Accounting Policies
As of March 31, 2019, other than the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, on July 1, 2018, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.
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
Other than the acquisition of Pursuit, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than new processes and controls implemented in connection with the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers, on July 1, 2018.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended March 31, 2019, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 20, 2019, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 12,500 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On March 5, 2019, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 2,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
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

May 9, 2019	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)