Form 10-K
period 2019-06-30
Malibu Boats, Inc.
filed 2019-08-29
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $719.7 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2018 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 31, 2018. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of August 28, 2019 was 20,853,286 and 15, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2019.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy, including our continuing integration of our Pursuit division, into our business, and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1.”
Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: general industry, economic and business conditions; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; the success of our engine integration strategy; our reliance on certain suppliers for our engines and outboard motors; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our ability to meet our manufacturing workforce needs; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to protect our intellectual property; disruptions to our network and information systems; an inability to successfully develop and manage the implementation of our new enterprise resource planning (“ERP”) system; exposure to workers' compensation claims and other workplace liabilities; risks inherent in operating in foreign jurisdictions; rising concern regarding international tariffs; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our the credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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

•	we refer to our initial public offering of Class A common stock on February 5, 2014, as our “IPO”;

•	we refer to the owners of membership interests in the LLC immediately prior to the consummation of the IPO, collectively, as our “pre-IPO owners”;

•	we refer to owners of membership interests in the LLC (the "LLC Units"), collectively, as our “LLC members”;

•	references to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30 of each year;

•	we refer to our Malibu branded boats as "Malibu", our Axis Wake Research branded boats as "Axis", our Cobalt branded boats as "Cobalt", and our Pursuit branded boats as "Pursuit";

•	we use the term “recreational powerboat industry” to refer to our industry group, which includes performance sport boats, sterndrive and outboard boats;

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

•
we use the terms “sterndrive” and “outboard” to refer to the industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to (1) the sterndrive and outboard categories, as defined and tracked by NMMA, and (2) the sterndrive and outboard propulsion categories, as defined and tracked by SSI; and

•
references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2019, and excludes such data for Australia and New Zealand.

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
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats under four brands—Malibu, Axis, Cobalt, and Pursuit. We have the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis brands and the #1 market share position in the United States in the 24’—29’ segment of the sterndrive category through our Cobalt brand, and we are in a leading position in the fiberglass outboard fishing boat market with our Pursuit brand. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. We launched our Axis boats in 2009 to appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and includes center console, dual console and offshore models. Retail prices for our boat models range from $60,000 to $800,000.
Our boats are constructed of fiberglass, available in a range of sizes, hull designs and propulsion systems (i.e., inboard, sterndrive and outboard). We employ experienced product development and engineering teams that enable us to offer a range of models across each of our brands while consistently introducing innovative features in our product offerings. Our engineering teams closely collaborate with our manufacturing personnel in order to improve product quality and process efficiencies. The results of this collaboration are reflected in our receipt of numerous industry awards, including the Boating Industry Magazine's "Top Product" award for the Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016, as well as the Boating Industry's Best New and Innovative Products in 2019 for the Cobalt A29. Malibu has also earned the honors of "WSIA Innovation of Year" award for Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat industry. As of July 1, 2019, our distribution channel consisted of over 350 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Financial Information About Segments
We currently report our results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt and Pursuit, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Our Pursuit segment participates in the manufacturing, distribution, marketing and sale of Pursuit boats throughout the world. Additional segment information is contained in Note 19 - Segment Reporting, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our Market Opportunity
During calendar year 2018, retail sales of new recreational powerboats in the United States totaled $10.7 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve the top three categories of outboard, sterndrive and performance sport boat representing an addressable market of nearly $8.9 billion in retail sales through our Malibu, Axis, Cobalt, and Pursuit brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2018:

Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	177,600	$6,959
Sterndrive	11,000	884
Performance sport boat	10,500	1,096
Jet boat	5,900	259
Cruisers	1,900	1,512
Total addressable market	206,900	$10,710
With our acquisition of Pursuit in October 2018, we expanded our available selection of outboard models. We believe the outboard category will continue to be the largest and one of the strongest categories of the recreational powerboat industry, and that significant opportunity remains for us to enhance our outboard product portfolio and dealer distribution network to capitalize on the outboard category’s performance.
Our Strengths
Leading Market Share Positions. According to SSI, we have held the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for each calendar year since 2010 including 2018. We have grown our U.S. market share in this category through our Malibu and Axis brands from 24.5% in 2010 to 31.3% in 2018. Furthermore, we also hold the number one market share position in the 24’—29’ segment of the sterndrive boat category, through our Cobalt brand according to SSI. Cobalt has expanded its market share in this segment from 14.2% in 2010 to 32.3% in 2018. With our Pursuit brand we hold the number two market share position in the offshore boat category for calendar year 2018. Pursuit has expanded its market share in this segment from 17.7% in 2010 to 19.0% in 2018.
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
Focus on Vertical Integration Opportunities. We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of boat trailers, towers and tower accessories, machined and billet parts, and tooling. Most recently, we have been engaged in the marinization of our own engines for our Malibu and Axis brands. Vertical integration efforts around engines continue according to plan and we believe we will successfully incorporate our engines in all Malibu and Axis models in fiscal 2020. Vertical integration of key components of our boats gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands.
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
Highly Recognized Brands. We believe our Malibu, Axis, Cobalt and Pursuit brands are widely recognized in the recreational powerboat industry, which helps us reach a growing number of target consumers. For over 30 years, our Malibu brand has generated a loyal following of recreational boaters and water sports enthusiasts who value the brand’s premium performance and features, while our Axis brand has grown rapidly as consumers have been drawn to its more affordable price point and available optional features. We also acquired two well-known brands in Cobalt and Pursuit. Cobalt has developed into one of the industry’s most recognizable and respected brands over its 50-year history. For over the past 40 years, Pursuit has established a premium brand through its extensive dealer network and longstanding commitment to customers. We build on our brand recognition and support through a series of marketing initiatives coordinated with our dealers or executed directly by us. Our marketing efforts are conducted using an array of strategies, which include digital advertising, social media engagement, advertisements in endemic media and the sponsorship of grass-roots boating and watersport events. Additionally, our boats, their innovative features, our sponsored athletes and our dealers all frequently win industry awards, which we believe further boosts our brand recognition and reputation for excellence. We believe our marketing strategies and accomplishments enhance our profile in the industry, strengthen our credibility with consumers and dealers, and increase the appeal of our brands.
Diverse Product Offering. We are able to engage consumers across multiple categories within the recreational powerboat industry. Malibu and Axis are market leaders in the performance sport boat category, Cobalt operates in the sterndrive category and has also expanded into wake surfing and outboard product lines, and our most recent acquisition, Pursuit, competes in the saltwater outboard fishing boat market with center console, dual console and offshore models.
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
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the recreational powerboat industry, while also updating and refreshing our existing boat models regularly. Second, we seek to develop and integrate innovative new or enhanced optional feature offerings into our boats. For our Malibu and Axis brands this includes Surf Gate, Malibu Command Center, Power Wedge III, and integrated Swim Step. For Cobalt, it includes launching reverse outboard propulsion models to expand its addressable market. Cobalt has been able to achieve growth in recent years partly by pivoting and expanding into the performance sport boat category through its new Cobalt Surf series, combining new surf features into successful preexisting models. For the Pursuit brand, the focus has been on expanding our award winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading-edge boat manufacturer and provides us with a competitive advantage.
Further Strengthen Our Dealer Network. Our goal is to achieve and maintain leading market share in each of the categories in which we operate. We continually assess our distribution network and believe we take the actions necessary to achieve our goal. We intend to strengthen our current footprint by selectively recruiting market-leading dealers who currently sell our competitors’ products. In addition, we plan to continue expanding our dealer network in certain geographic areas to increase consumer access and service in strategic markets. We believe our targeted initiatives to enhance and grow our dealer network across all of our brands will increase unit sales in the future.
Continue to Seek Vertical Integration Opportunities. Over the past several years, we have focused on expanding our vertical integration capabilities, having brought in-house the production of towers and tower accessories, trailers, machined and billet parts, and, most recently, producing our own engines for our Malibu and Axis brand boats. Additional vertical integration opportunities exist across our product portfolio and we are aggressively monitoring these opportunities.
Selectively Pursue Strategic Acquisitions. One of our growth strategies is to drive growth in our business through targeted acquisitions that add value while considering our existing brands and product portfolio. We have focused on growth through acquisitions both domestically and abroad, as evidenced by our recent acquisition of Pursuit in October 2018, our acquisition of Cobalt in July 2017 and our acquisition of our Australian licensee in October 2014. The primary objectives of our acquisitions are to expand our presence in new or adjacent categories, to expand into other product lines and business that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market share, strong cash flows, and an experienced management team and workforce that provide a fit with our existing operations. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and revenue synergies, such as the optimization of manufacturing operations, improved processes around product development, enhancement of our existing dealer distribution network, administrative cost savings, shared procurement, vertical integration and cross-selling opportunities.
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
Our Products and Brands
We design, manufacture and sell recreational powerboats, including performance sport boats, sterndrive and outboard boats across four world-renowned brands: Malibu, Axis, Cobalt and Pursuit. We believe we deliver superior performance for general recreational purposes with a significant focus on water sports, including wakeboarding, water skiing and wake surfing as well as general recreational boating and fishing. In addition, we also offer various accessories and aftermarket parts. The following table provides an overview of our product offerings by brand:

Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	11	20'-25'	$60-$190	Founded in 1982, Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Malibu is comprised of three product lines:
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

				• Response Series - Our line of high-performance water ski focused towboats completely redesigned in 2017.
Axis	5	20’-24’	$60-$110
Launched in 2009, Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate. Axis currently features five models.

Cobalt	15	20’-40’	$60-$770	Founded in 1967, Cobalt is a premium luxury sterndrive and outboard boat manufacturer available in five product lines:

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

Pursuit	15	22'-44'	$80-$800	Launched in 1977, Pursuit is a premium brand of saltwater outboard fishing boats available in three product lines:
				• Center Console Series - Our center console series provides a central helm and open hull to provide 360-degree access to the water and is ideal for fishing.

• Dual Console Series - Our dual console series offers a versatile design ideal for casual cruising and entertainment provided by the superior and comfortable seating yet makes for an ideal fishing boat.

•  Offshore Series - Our offshore series combines seaworthiness and fishability with the luxury of a cruiser and is designed for the conditions of the open sea and rigged with equipment for offshore fishing trips.

Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu Wakesetter models and Axis brand boats. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. For the 2016 model year, we introduced our patented Surf Band technology that allows the rider to control the surf wave, shape, size and side. Some of our other notable innovations include Power Wedge III, G3/GX Tower, Electronic Dashboard Controls, Swim Step, and TrueWave. We won the Boating Industry Magazine's "Top Product" award for the Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016, as well as the Boating Industry's Best New and Innovative Products in 2019 for the new Cobalt A29. Malibu has also earned the honors of "WSIA Innovation of Year" award for Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
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
North America
As of July 1, 2019, our dealer network consisted of over 250 dealer locations servicing the performance sport boat, sterndrive, and outboard markets strategically located throughout the U.S. and Canada. Approximately 50% of our dealer locations have been with us, or with Cobalt and Pursuit prior to our acquisition of them, for over ten years. For fiscal year 2019, our top ten dealers on a consolidated basis accounted for approximately 38% of our total units sold.  The top ten dealers for each of Malibu U.S., Cobalt and Pursuit represented approximately 50%, 49% and 83%, respectively, of units sold in fiscal year 2019. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 15% of consolidated net sales in fiscal year 2019, including approximately 8%, 16% and 33% of consolidated sales in fiscal year 2019 for Malibu U.S., Cobalt and Pursuit, respectively.
We consistently review our distribution network to identify opportunities to expand our geographic footprint and improve our coverage of the market. We believe that our diverse product offering and strong market position in each region of the United States helped us capitalize on growth opportunities as our industry recovered from the economic downturn. We have the ability to opportunistically add new dealers and new dealer locations to previously underserved markets and use data and performance metrics to monitor dealer performance. We believe our outstanding dealer network allows us to distribute our products more efficiently than our competitors.
International
We have an extensive international distribution network for our Malibu, Axis, Cobalt and Pursuit brands. As of July 1, 2019, our dealer network consisted of over 100 dealer locations throughout Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand. We service our independent dealers in the Australian and New Zealand markets who sell our Malibu and Axis brand boats through our Australian operations acquired in October 2014.
Dealer Management
Our relationship with our dealers is governed through dealer agreements. Each dealer agreement has a finite term lasting between one and three years. Our dealer agreements also are typically terminable without cause by the dealer with 60 days’ prior notice and by us for a dealer failing to meet performance criteria. We may also generally terminate these agreements immediately for cause upon certain events. Pursuant to our dealer agreements, the dealers typically agree to, among other things:

•	represent our products at specified boat shows;

•	market our products only to retail end users in a specific geographic territory;

•	promote and demonstrate our products to consumers;

•
place a specified minimum number of orders of our products during the term of the agreement in exchange for rebate or discount eligibility that varies according to the level of volume they commit to purchase;

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

We have developed a system of financial incentives for our dealers based on customer satisfaction and achievement of best practices. Our brands employ dealer incentive programs that have been refined through decades of experience at each brand and may, from time to time, include the following elements:

•
Rebates and Discounts. Our domestic dealers agree to volume commitments that are used to determine applicable rebates or discounts. The structure of the dealer incentive depends on the brand represented. If a dealer meets its volume commitments as well as other terms of the dealer performance program, the dealer is entitled to the specified amounts subject to full compliance with our programs. Failure to meet the commitment volume or other terms of the program may result in partial or complete forfeiture of the dealer’s rebate or discount.

•	Co-op. Dealers of the Malibu, Axis and Pursuit product line may earn certain co-op reimbursements upon reaching a specified level of qualifying expenditures.

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

Our dealer incentive programs are structured to promote more evenly distributed ordering throughout the fiscal year, which allows us to achieve better level-loading of our production and thereby generate plant operating efficiencies. In addition, these programs may offer further rewards for dealers who are exclusive to our brands.
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2019, approximately 85% of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any margin loss on the resale of a repurchased unit. Historically, we have been able to resell repurchased boats at an amount that exceeds our cost. In addition, the historical margin loss on the resale of repurchased units has often been below 10% of the repurchased amount. For fiscal year 2019, we agreed to accept a return associated with the repurchase of eight units from the lender of two of our former dealers. In fiscal year 2020 these boats were resold above their cost and at minimal margin loss. For fiscal year 2018 and 2017, we did not repurchase any boats under our repurchase agreements.

Marketing and Sales
We believe that providing a high level of service to our dealers and end consumers is essential to maintaining our reputation. Our sales personnel receive training on the latest Malibu, Axis, Cobalt, and Pursuit products and technologies, as well as training on our competitors’ products and technologies, and attend trade shows to increase their market knowledge. This training is then passed along to our dealers to ensure a consistent marketing message and leverage our marketing expenditures. Malibu, Axis, Cobalt and Pursuit enjoy strong brand awareness, as evidenced by our substantial market share in their respective categories.
Our marketing strategy focuses on strengthening and promoting Malibu and Axis brands in the performance sport boat marketplace and the Cobalt and Pursuit brands in the outboard and sterndrive marketplaces. In addition to the Malibu, Axis, Cobalt, and Pursuit websites and traditional marketing channels such as print advertising and tradeshows, we maintain an active digital advertising and social media platform for all brands, including use of Facebook and Twitter to increase brand awareness, foster loyalty and build a community of users. In addition, we benefit from various Cobalt, Malibu, Axis, and Pursuit user-generated videos and photos that are uploaded to websites including YouTube, Vimeo and Instagram.
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering teams located in Tennessee, Kansas, California, and Florida and evidenced by our track record of new product introduction. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all facets of our new product strategy, including designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats. In addition, our Chief Executive Officer and Chief Operating Officer are actively involved in the product development process and integration into manufacturing.
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
Manufacturing
Malibu has five manufacturing facilities located in four U.S. states and Australia. We produce performance sport boats through our Malibu and Axis brands at our Tennessee and Australia manufacturing facilities and sterndrive and outboard boats through our Cobalt brand at our Kansas manufacturing facility and our Pursuit brand in Fort Pierce, Florida. We plan to expand our facilities in Kansas and Florida over the next few years. For our Malibu and Axis brands, we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility and engines and trailers at our Tennessee facility.
Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management and testing. Each boat is produced on an established cycle depending on model that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing and on-the-water testing. Production of cruisers occurs on a dedicated line that allows for the increased time needed to add the additional content required for production of larger boats. Trailers are also produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state of the art system and installation of components. We manufacture certain components and subassemblies for our boats, such as upholstery, stainless steel and aluminum billet and towers. We procure other components, such as electronic controls, from third-party vendors and install them on the boat. As noted elsewhere, we are marinizing our own engines for our Malibu and Axis brands. Our tower-related manufacturing in California uses multiple computer-controlled machines to cut all of the aluminum parts required for tower assembly. We are the only performance sport boat company that manufacturers towers in-house. We believe that the vertical integration of these components is a distinct competitive advantage that allows us to control key design elements of our boats and generate higher margins.

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
Suppliers
We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, hydrocarbon feedstocks and steel, as well as product parts and components, such as engines and electronic controls, through a sales order process. The most significant component used in manufacturing our boats, based on cost, are engines. Through our vertical integration initiative to marinize our own engines, we entered into an engine supply agreement with General Motors LLC (“General Motors”) in November 2016 for the supply of engine blocks to use in our Malibu and Axis brand boats which began in our model year 2019 and will continue through model year 2023. We adopted this strategy in order to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
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
In August 2018, in connection with our acquisition of Pursuit, we entered into an agreement with Yamaha Motor Corporation, U.S.A., or Yamaha. Under our agreement with Yamaha, we have agreed to purchase Yamaha outboard engines for use in at least 90% of all Pursuit and Cobalt branded boats that are pre-equipped with outboard motors when sold by us. We must pay damages to Yamaha if we do not achieve pre-approved purchase volume targets for each year of the agreement and for the entire term of the agreement, which is scheduled to expire on June 30, 2023, unless renewed by both parties. We have not paid any damages to Yamaha through June 30, 2019.
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
Our Malibu and Axis brands have a limited warranty for a period up to five years. Prior to fiscal year 2016, we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. For our Cobalt brand boats, we provide a structural warranty of up to ten years which covers hull/deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, we provide a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. For Pursuit boats, we provide a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components. We provide for a limited warranty of up to five years or five-hundred hours on engines that we manufacture for our Malibu and Axis models.
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 26 U.S. patents, four Australian patents, and five pending U.S. patent applications. We also acquired seven U.S. patents, two U.S. patent applications, and two foreign applications in connection with our acquisition of Pursuit Boats.
We own 37 registered trademarks in various countries around the world, including 18 valid trademarks for Malibu in the U.S., five valid trademarks for Malibu in Australia and eight valid trademarks for Malibu in Canada.  We also own four U.S. trademarks for Cobalt and two U.S. trademarks for Pursuit. Such trademarks may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country.  We also have 16 pending trademarks in the U.S., Canada, and Australia.  We currently do not own any registered copyrights.
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
Air Quality
In the United States, the federal Clean Air Act (“CAA”) and corresponding state and local laws and rules regulate emissions of air pollutants. Because our manufacturing operations involve molding and coating of fiberglass materials, which involves the emission of certain volatile organic compounds, hazardous air pollutants, and particulate matter, we are required to maintain and comply with a CAA operating permit (Title V permit) for our Tennessee, Kansas and Florida facilities and local air permits for our California facilities. Our air permits generally require us to monitor our emissions and periodically certify that our emissions are within specified limits. To date, we have not had material difficulty complying with those limits.
The USEPA and the California Air Resources Board (“CARB”) have adopted regulations stipulating that many marine propulsion engines and watercraft meet certain air emission standards. Some of these standards require fitting a catalytic converter to the engine. These regulations also require, among other things, that engine manufacturers provide a warranty that their engines meet USEPA and CARB emission standards. The engines used in our products are subject to these regulations. CARB also recently adopted an evaporative emissions regulation that applies to all spark-ignition marine watercraft with permanently installed fuel tanks sold in California.  This regulation will apply to our boats beginning with model year 2019. The new regulation requires subject boat manufacturers to use specific CARB-certified components for the fuel systems in their boats, or to certify the boat meets a related performance standard. The USEPA and CARB emissions regulations have increased the cost to manufacture our products.
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
At our New South Wales, Australia (“NSW”) facility, employee health and safety is regulated by SafeWork NSW, which also has requirements that limit the amount of certain emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. In addition, SafeWork NSW provides licensing and registration for potentially dangerous work, investigates workplace incidents, and enforces work health and safety laws in NSW. Our NSW facilities are routinely inspected by SafeWork NSW. We believe that our facilities comply in all material aspects with these requirements.
Boat Design and Manufacturing Standards
Powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. We believe that all of our boats meet these standards. In addition, safety of recreational boats in the United States is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. We have instituted recalls for defective component parts produced by certain of our third-party suppliers, including a recent recall on our fuel pumps supplied by a third party. None of our recalls have had a material adverse impact on us.
Employees
As of July 31, 2019, 2018 and 2017, we had approximately 1,835, 1,345 and 1,240 employees worldwide, respectively. None of our employees are party to a collective bargaining agreement. We believe that our relations with our employees are good.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 96.2% of the economic interest in the LLC as of June 30, 2019.
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
The diagram below depicts our current organizational structure, as of June 30, 2019:

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
Demand for new recreational powerboats has been significantly influenced in the past by weak economic conditions, low consumer confidence and high unemployment and increased market volatility worldwide, especially in the United States. Recently, the market has seen a decline in demand for new boat sales and new boat registrations that could potentially begin to impact our consumer demand. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels, and our success depends on general economic conditions and overall consumer confidence and personal income levels. Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and adversely affect our business, financial condition and results of operations. If general economic conditions deteriorate we cannot predict the duration or strength of an economic recovery, either in the United States or in the specific markets where we sell our products.
Consumers often finance purchases of our products and accordingly, consumer credit market conditions also influence demand for our boats. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.
We continue to grow our business through acquisitions, such as our recent acquisition of Pursuit, and we may not be successful in completing or integrating these acquisitions in a way that fully realizes their expected benefits to our business.
We continue to grow our business through acquisitions, including our acquisition of Pursuit in 2018, of Cobalt in 2017 and of our Australian licensee in 2014. We believe these acquisitions will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets and obtain other competitive advantages. We cannot assure you, however, that we will fully realize these benefits. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Further, we may not be able to identify future acquisition candidates or strategic partners as part of our growth strategy that are suitable to our business, or we may not be able to obtain financing on satisfactory terms to complete such acquisitions.
Our results after our acquisitions of Cobalt and Pursuit may suffer if we do not effectively manage our expanded operations following the acquisitions.
The size of our business increased significantly as a result of our acquisitions of Cobalt and Pursuit. Further, we plan to increase the sizes of the facilities at both Cobalt and Pursuit over the next few years. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the benefits from our acquisitions of Cobalt and Pursuit.
The Cobalt and Pursuit businesses may underperform relative to our expectations.
We continue to integrate the businesses of Cobalt and Pursuit into our operations. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we, Cobalt and Pursuit have achieved or might achieve separately. The business and financial performance of Cobalt and Pursuit are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the Cobalt and Pursuit brands. We may be unable to achieve the same growth, revenues and profitability that Cobalt and Pursuit has each achieved in the past.
Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.

Our growth strategy could include acquiring businesses, similar to our acquisitions of Cobalt and Pursuit, and the integration of new product lines or related products to our boats, similar to our initiatives to integrate the production of our own engines and trailers for our Malibu and Axis models. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity. Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.
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
Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. For fiscal year 2019, our top ten dealers accounted for approximately 50%, 49%, and 83% of units sold in fiscal year 2019 for Malibu U.S., Cobalt and Pursuit, respectively. Further, sales to our dealers under common control of OneWater Marine, Inc. represented approximately 15% of consolidated net sales in fiscal year 2019, including approximately 8%, 16% and 33% of consolidated sales in fiscal year 2019 for Malibu U.S., Cobalt and Pursuit, respectively. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality, price, value and availability of the manufacturers' products, the manufacturers' attention to customer service and the marketing support that the manufacturer provides to the dealers. We face intense competition from other recreational powerboat manufacturers in attracting and retaining dealers, and we cannot assure you that we will be able to attract or retain relationships with qualified and successful dealers. We cannot assure you that we will be able to maintain or improve our relationship with our dealers or our market share position. In addition, independent dealers in the recreational powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers, including our network of Cobalt and Pursuit dealers, would have a material adverse effect on our business, financial condition and results of operations.
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
Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. For fiscal year 2019, we agreed to accept a return associated with the repurchase of eight units sold in fiscal 2019 from the lender of two of our former dealers. In fiscal 2020 these boats were resold above their cost and at minimal margin loss. There is no assurance that a dealer will not default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we were obligated to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.
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
The recreational powerboat industry, and in particular the performance sport boat category, is highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in the markets we currently serve, including the saltwater outboard fishing boat market in which Pursuit competes, and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection and product performance. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition and results of operations.
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

Our success depends upon the continued strength of our brands - Malibu, Axis, Cobalt and Pursuit - and the value of our brands and sales of our products could be diminished if we, the athletes who use our products or the sports and activities in which our products are used, are associated with negative publicity.
We believe that our brands - Malibu, Axis, Cobalt and Pursuit - are significant contributors to the success of our business and that maintaining and enhancing our brands are important to expanding our consumer and dealer base. Failure to continue to protect our brands may adversely affect our business, financial condition and results of operations.
Negative publicity, including that resulting from recalls or from severe injuries or accidents occurring in the sports and activities in which our products are used, could negatively affect our reputation and result in restrictions or bans on the use of our products. For instance, we recently announced a recall with respect to fuel pumps supplied to us by a third-party vendor and used in certain Malibu and Axis models. While the recall also impacted other manufacturers in the recreational powerboat industry, our announcement of the recall could adversely impact the reputation of our brands.
In addition, actions taken by athletes associated with our products that harm the reputations of those athletes could also harm our brand image and adversely affect our financial condition. If the popularity of the sports and activities for which we design, manufacture and sell products were to decrease as a result of these risks or any negative publicity, sales of our products could decrease, which could have an adverse effect on our net revenue, profitability and operating results. Further, if we become exposed to additional claims and litigation relating to the use of our products, our reputation may be adversely affected by such claims, whether or not successful, including by generating potential negative publicity about our products, which could adversely impact our business and financial condition.
We may not be able to execute our manufacturing strategy successfully, which could cause the profitability of our products to suffer.
Our manufacturing strategy is designed to improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. To implement this strategy, we must be successful in our continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. Examples of initiatives under our manufacturing strategy include the manufacturing of our own trailers and our own engines for our Malibu and Axis models. Any inability to achieve our objectives under our manufacturing strategy could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
Our engine integration strategy, resulting in the production of our own engines for all Malibu and Axis 2020 models, has required significant investment and we may not be able to execute this strategy successfully, which could cause our profitability to suffer.
We commenced an initiative in 2016 to produce our own supply of engines for our Malibu and Axis models. We entered an engine supply agreement with General Motors LLC for the supply of engines to us through model year 2023, which engines we then modify for marine use in our Malibu and Axis models. Our engines, branded as Malibu Monsoon engines, will be in all Malibu and Axis boats for model year 2020. Unlike our prior strategy that purchased engines already prepared for marine use, we will be solely responsible for integrating the engines for marine use. We adopted this strategy in order to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
This strategy has required significant additional capital and may require further capital investment as we introduce our engines to the market. We purchased an additional facility adjacent to our current manufacturing facility for the production of these engines. We have made a total investment through expenditures, working capital, and capital expenses of approximately $18.0 million for the three years since entering the engine supply agreement in November 2016, which we have financed and intend to continue to finance with cash from operations and our revolving credit facility. In addition, this strategy will increase the fixed costs of our operations. And, because the integration of engines into our manufacturing process is new to us, we must be successful in continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. If we are not successful in our engine integration strategy, it could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
As a result of our engine integration strategy, we will rely solely on General Motors for the supply of Malibu and Axis engines, which we will then integrate for marine use.
The availability and cost of engines used in the manufacture of our boats are critical. As noted above, we purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. Our current agreement with General Motors LLC provides us with engines through model year 2023. If we are required to replace General Motors as our engine supplier for any reason, it could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations.
We have agreed to purchase substantially all of our outboard motors from Yamaha, which makes us reliant on Yamaha for our supply of outboard engines.
In August 2018, we entered into an agreement with Yamaha Motor Corporation, U.S.A., or Yamaha, that became effective upon completion of our acquisition of Pursuit. Under our agreement with Yamaha, we have agreed to purchase Yamaha outboard engines for use in at least 90% of all Pursuit and Cobalt branded boats that are pre-equipped with outboard motors when sold by us. While we believe that this agreement with Yamaha will provide the engines we need for our Cobalt boats and Pursuit boats, Yamaha could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the outboard engines we use. We also must pay damages to Yamaha if we do not achieve pre-approved purchase volume targets for each year of the agreement and for the entire term of the agreement, which is scheduled to expire on June 30, 2023, unless extended by both parties. We may not be able to meet the purchase volume targets, which would require us to pay damages to Yamaha. We have not paid any damages to Yamaha through June 30, 2019.
We rely on third-party suppliers and may be unable to obtain adequate raw materials and components.
We depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. Historically, we have not entered into long-term agreements with our suppliers, but have developed 90-day forecast models with our major suppliers to minimize disruptions in our supply chain. While we believe that our relationships with our current suppliers are sufficient to provide the materials necessary to meet present production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs. Further, our suppliers could face increased costs or an inability to meet required production levels due to the tariffs the U.S. has imposed on certain foreign goods, including raw materials and components used in our manufacturing process. This could negatively impact our cost of sales, by increasing the price of raw materials and components used in our supply chain. If we are required to replace one or more suppliers of any key components or raw materials, it could cause a decrease in products available for sale or an increase in the cost of sales, either of which could adversely affect our business, financial condition and results of operations.
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
We rely on the existence of an available hourly workforce to manufacture our boats. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, the demand for skilled employees has increased recently with the low unemployment rates in the regions where we have manufacturing facilities. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.
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
Our Malibu and Axis brands have a limited warranty for a period up to five years. Prior to fiscal year 2016, we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. We expect the extension of our warranty coverage period to increase our obligations to cover warranty claims over time resulting in an increase in our reserve to cover these warranty claims.

For our Cobalt brand boats, we provide a structural warranty of up to ten years which covers hull/deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, we provide a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. For Pursuit boats, we provide a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components. We provide for a limited warranty of up to five years or five-hundred hours on engines that we manufacture for our Malibu and Axis models.
Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or alleged defect relates to safety. For example, we recently had to announce a recall on fuel pumps supplied to us by a third- party vendor and used in certain Malibu and Axis boats. While we do not currently expect this recall to have a material impact on our business, financial condition or results of operations, this recall and other claims we face could be costly to us and require substantial management attention.
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
We hold patents and trademarks relating to various aspects of our products and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Accordingly, we may need to engage in future litigation to enforce intellectual property rights, to protect trade secrets or to determine the validity and scope of proprietary rights of others. For example, in May 2017 we settled two Tennessee lawsuits in which we were previously a plaintiff alleging infringement by a competitor of our patent rights in certain wake surfing technology. For more information, see Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report.
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
We may not be able to successfully develop and manage the implementation of our new enterprise resource planning (ERP) system, which could adversely affect our business or results of operations.
We are beginning the process of designing and implementing a new ERP system. This project requires significant capital and human resources, the re-engineering of many processes of our business, and the attention of our management and other personnel who would otherwise be focused on other aspects of our business. The implementation may be more expensive and take longer to fully implement than originally planned, resulting in increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, we do not yet know the ultimate costs and schedules. If for any reason portions of the implementation are not successful, we could be required to expense rather than capitalize related amounts.
Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to our ability to operate successfully and efficiently. These risks include, without limitation, inefficient use of employees, distractions to our core businesses, adverse customer reactions, loss of key information, delays in decision making, and unforeseen additional costs due to the inability to integrate vital information processes. There can be no assurance that our ERP system will be beneficial to the extent anticipated. If our ERP system is not implemented successfully, or if it does not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results. Any business disruption could adversely affect our ability to process orders, deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business and as a result, cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees and ultimately harm our business.
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
We currently sell our products throughout the world. Our total sales outside North America were less than 10% of our total revenue for fiscal years 2019, 2018 and 2017. International markets have been, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions, could adversely affect such growth. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market and our distributors sell our products are to some degree subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

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
Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.
The current political landscape has introduced significant uncertainty with respect to future trade regulations, including the imposition by the U.S. of tariffs and penalties on products manufactured outside the U.S., and existing international trade agreements, as shown by Brexit in Europe. The institution of global trade tariffs (including, but not limited to, the Trump Administration's tariffs on Europe and Canada on certain products from the U.S.), trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls carries the risk of negatively affecting global economic conditions, which could have a negative impact on our business and results of operations. In addition, certain foreign governments have imposed tariffs on certain U.S. goods and may take additional retaliatory trade actions stemming from the tariffs, which could increase the pricing of our products and result in decreased consumer demand for our products outside of the United States, which could materially and adversely affect our business and results of operations.
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
A natural disaster or other disruption at our facilities could adversely affect our business, financial condition and results of operations.
We rely on the continuous operation of our facilities in Tennessee, Kansas, California, Florida and Australia. Any natural disaster or other serious disruption to our facilities due to fire, flood, earthquake or any other unforeseen circumstances could adversely affect our business, financial condition and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our facilities.
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
Borrowings under our revolving credit facility and term loan are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at relatively low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We manage our exposure to interest rate movements on our term loan through the use of an interest rate swap agreement on a notional amount of $39.3 million. We have elected not to designate our interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument may cause volatility in our interest expense based on fluctuations in interest rates. In the future, we may enter into similar interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility on the remaining unhedged portion of our term loan; however, there is no guarantee we may take such action and we may not fully mitigate our interest rate risk. A hypothetical 1% increase in LIBOR over the 1.52% floor could increase our annual interest expense and related cash flows by approximately $0.8 million based on the unhedged portion of the amounts outstanding under our credit facility as of June 30, 2019.
Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could have a material adverse effect on our business and stock price.
Section 404 of the Sarbanes-Oxley Act requires us to provide an annual management assessment of the effectiveness of our internal control over financial reporting and also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Management is similarly required to review disclosure controls, which are controls established to ensure that information required to be disclosed in SEC reports is recorded, processed, summarized and reported in a timely manner.
If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. In addition, if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our stock could decline.
We ceased to qualify as an emerging growth company on June 30, 2019. As a result, we have incurred and expect to continue to incur increased costs to comply with additional rules and regulations that will now apply to us, including the requirement to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.
We became a public company on January 30, 2014. As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. As of June 30, 2019, we ceased to qualify as an emerging growth company. As a result, we expect these costs to increase to comply with additional rules and regulations that will now apply to us, including the requirement to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.
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
In addition, our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives, our legal and accounting compliance costs will likely increase and we may need to hire additional legal and accounting staff as we continue to operate as a public company.
Risks Related to Our Organizational Structure
Our only material asset is our interest in the LLC, and we are accordingly dependent upon distributions from the LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.
Malibu Boats, Inc. is a holding company and has no material assets other than our ownership of LLC Units. Malibu Boats, Inc. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by us. To the extent that we need funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC, Malibu Australian Acquisition Corp., Cobalt Boats, LLC and PB Holdco, LLC from paying dividends or making distributions. Our credit agreement permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10.0 million in any fiscal year, subject to compliance with other financial covenants.
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
We entered into a tax receivable agreement with the pre-IPO owners (or their permitted assignees) that provides for the payment by us to the pre-IPO owners (or any permitted assignee) of 85% of the tax benefits, if any, that we are deemed to realize as a result of (1) the increases in tax basis resulting from our purchases or exchanges of LLC Units and (2) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are our obligations and not of the LLC. For purposes of the agreement, the benefit deemed realized by us will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had we not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including:

•
the timing of purchases or exchanges - for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of the LLC at the time of each purchase or exchange;

•
the price of shares of our Class A Common Stock at the time of the purchase or exchange - the increase in any tax deductions, as well as the tax basis increase in other assets, of the LLC is directly related to the price of shares of our Class A Common Stock at the time of the purchase or exchange;

•	the extent to which such purchases or exchanges are taxable - if an exchange or purchase is not taxable for any reason, increased deductions will not be available; and

•
the amount and timing of our income - the corporate taxpayer will be required to pay 85% of the deemed benefits as and when deemed realized. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivable agreement.

For more information see Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report.
We expect that the payments that we may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $53.8 million over the next seventeen (17) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. For example, during the second quarter of fiscal 2018, the U.S. Congress enacted tax legislation called the Tax Cuts and Jobs Act of 2017 ("the Tax Act") on December 22, 2017, which, among other provisions, lowered our U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act lowered the estimated tax rate used to compute our future tax obligations and, in turn, reduced the future tax benefit expected to be realized by us related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC.
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
Our stock price ranged from $32.09 per share to $59.57 per share during fiscal year 2019. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the many risk factors listed in this section, and others beyond our control, including:

•	our ability to continue to integrate our acquisitions of Cobalt and Pursuit into our business;

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	addition or loss of consumers or dealers;

•	actual or anticipated changes in our rate of growth relative to our competitors;

•	additions or departures of key personnel;

•	failure to introduce new products, or for those products to achieve market acceptance;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	changes in applicable laws or regulations;

•	issuance of new or updated research or reports by securities analysts;

•	sales of our Class A Common Stock by us or our stockholders; and

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares.
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
Sales of a substantial number of shares of our Class A Common Stock in the public market, in particular sales by our directors, officers or other affiliates, or the perception that these sales might occur, could depress the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. Furthermore, any Class A Common Stock that we issue in connection with our Long-Term Incentive Plan or other equity incentive plans that we may adopt in the future, our acquisitions or otherwise would dilute the percentage ownership of holders of our Class A Common Stock.
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
We currently do not plan to declare or pay dividends on shares of our Class A Common Stock in the foreseeable future. Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash distributions from the LLC and the LLC also relies on its subsidiaries for receipt of cash for distributions. This may further restrict our ability to pay dividends as a result of the laws of the jurisdiction of organization of the LLC and its subsidiaries, agreements of the LLC or its subsidiaries or covenants under our, the LLC’s or its subsidiaries’ existing or future indebtedness. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC, Malibu Australian Acquisition Corp., Cobalt Boats, LLC and PB Holdco, LLC from paying dividends or making distributions. Our credit agreement permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10.0 million in any fiscal year, subject to compliance with other financial covenants. Consequently, for stockholders the only opportunity to achieve a return on the shares they purchase will be if the market price of our Class A Common Stock appreciates and they sell their shares at a profit.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Tennessee
Our Malibu and Axis boats are manufactured at our 197,300 square-foot facility located in Loudon, Tennessee, which includes warehouse and office space and is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each.
We have acquired 112,000 square-feet of space to facilitate our trailer manufacturing and engine vertical integration initiatives. These facilities include warehouse and office space used in our trailer and engine production. All of our Loudon facilities are used in our Malibu U.S. segment.
Kansas
On July 6, 2017, we completed the acquisition of Cobalt and its manufacturing facilities. Cobalt boats are manufactured in Neodesha, Kansas with four locations providing 451,000 square feet of manufacturing space. Our Neodesha facilities are used in our Cobalt segment.
Florida
On October 15, 2018, we completed the acquisition of Pursuit and its manufacturing facilities. Pursuit boats are manufactured in Fort Pierce, Florida with five locations providing 211,085 square feet of manufacturing space. Our Fort Pierce facilities are used in our Pursuit segment.
California
We lease a 172,500 square-foot facility in Merced, California pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. Our Merced site houses both our product development team that focuses on design innovations as well as our tower and tower accessory manufacturing operations. The components assembled at this site are delivered to our facilities in Tennessee and our Australian subsidiary. Our Merced site is used in both our Malibu U.S. and Malibu Australia segments.
Australia
We manufacture and test boats at two facilities in Albury, Australia with combined square-footage of 68,222. Each facility is leased pursuant to a lease agreement and each with a term through October 22, 2024, with two 5-year options to extend lease term. Our Albury facilities are used in our Malibu Australia segment.
Item 3. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol "MBUU".
On August 28, 2019, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $25.88 per share. As of August 28, 2019, we had approximately seven holders of record of our Class A Common Stock and 15 holders of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close at the end of each of the years within the five-year period ended June 30, 2019 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any stock during the quarter ended June 30, 2019. Our board of directors authorized a new stock repurchase program (the "Repurchase Program") for the repurchase of up to $35.0 million of Class A Common Stock and the

LLC Units for the period from July 1, 2019 to July 1, 2020. The Repurchase Program was publicly announced on June 20, 2019. The previous stock repurchase program which was authorized by our Board of Directors on February 1, 2016 expired on February 8, 2017.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarter ended June 30, 2019.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2019 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015

	(Dollars in thousands)
Consolidated statement of operations and comprehensive income data:
Net sales	$684,016	$497,002	$281,937	$252,965	$228,621
Cost of sales	517,746	376,660	206,899	186,145	168,192
Gross profit	166,270	120,342	75,038	66,820	60,429
Operating expenses:
Selling and marketing	17,946	13,718	8,619	7,475	7,007
General and administrative	44,256	31,359	24,783	21,256	19,809
Amortization	5,956	5,198	2,198	2,185	2,463
Operating income	98,112	70,067	39,438	35,904	31,150
Other (income) expense, net	6,315	(19,320)	(9,230)	3,808	(696)
Net income before income tax expense	91,797	89,387	48,668	32,096	31,846
Income tax expense	22,096	58,418	17,593	11,801	8,663
Net income	69,701	30,969	31,075	20,295	23,183
Net income attributable to non-controlling interest [1]	3,635	3,356	2,717	2,253	8,522
Net income attributable to Malibu Boats, Inc.	$66,066	$27,613	$28,358	$18,042	$14,661

Net income available to Class A Common Stock per share:
Basic	$3.17	$1.37	$1.59	$1.01	$0.93
Diluted	$3.15	$1.36	$1.58	$1.00	$0.93

Weighted average shares outstanding used in computing net income per share:
Basic	20,832,445	20,179,381	17,846,894	17,934,580	15,732,531
Diluted	20,966,539	20,281,210	17,951,332	17,985,427	15,741,018

Consolidated balance sheet data:
Total assets	$451,314	$365,768	$223,663	$222,326	$200,314
Total current liabilities	75,332	65,386	39,185	47,829	33,539
Total long-term liabilities	165,629	160,511	132,242	154,468	165,490
Total stockholders’/members' equity	210,353	139,871	52,236	20,029	1,285

Additional financial and other data:
Unit volume	7,362	6,292	3,815	3,569	3,404
Gross margin	24.3%	24.2%	26.6%	26.4%	26.4%
Adjusted EBITDA [2]	$125,895	$92,718	$55,721	$48,231	$43,648
Adjusted EBITDA margin [2]	18.4%	18.7%	19.8%	19.1%	19.1%
Adjusted fully distributed net income per share [2]	$3.76	$2.60	$1.56	$1.32	$1.11

(1)
The non-controlling interest represents the portion of earnings or (loss) attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 4.1%, 5.3%, 7.0%, 11.1% and 36.8% for the fiscal years ended June 30, 2019, 2018, 2017, 2016 and 2015, respectively. The non-controlling interest was 3.8% as of June 30, 2019, 4.8% as of June 30, 2018, 6.6% as of June 30, 2017 and 7.4% as of June 30, 2016 and 2015, respectively.

(2)
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
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. We are the market leader in the United States in the performance sport boat category through our Malibu and Axis Wake Research boat brands, the leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand and in a leading position in the fiberglass outboard fishing boat market with our Pursuit brand. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports, general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key component of their active lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
We currently sell our boats under four brands—Malibu; Axis; Cobalt; and Pursuit. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. Retail prices of our Malibu boats typically range from $60,000 to $190,000. We launched our Axis boats in 2009 to appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Axis boats typically range from $60,000 to $110,000. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Retail prices for our Cobalt boats typically range from $60,000 to $770,000. Our recent acquisition of Pursuit expands our product offerings into the saltwater outboard fishing market and includes center console, dual console and offshore models. Retail prices for our Pursuit boats typically range from $80,000 to $800,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of July 1, 2019, our worldwide distribution channel consisted of over 350 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
As a result of our innovation, process improvements, acquisition strategy and strong dealer network and management team, among other reasons, we have achieved fiscal year 2019 net sales, net income and adjusted EBITDA of $684.0 million, $69.7 million and $125.9 million, respectively, compared to $497.0 million, $31.0 million and $92.7 million, respectively, for fiscal year 2018 and $281.9 million, $31.1 million and $55.7 million, respectively, for fiscal year 2017. For the fiscal year ended June 30, 2019, net sales increased 37.6%, gross margin as a percentage of sales increased to 24.3%, net income increased 125.1% and adjusted EBITDA increased 35.8% compared to the fiscal year ended June 30, 2018. Our results for fiscal year

2019 include Pursuit since our acquisition on October 15, 2018. Our results for fiscal years 2019 and 2018 include Cobalt since our acquisition on July 6, 2017. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Beginning in fiscal year 2019, we report our results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt, and Pursuit, based on our boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. Our Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world. Malibu U.S. is our largest segment and represented 51.0%, 59.0% and 91.8% of our net sales for fiscal years 2019, 2018, and 2017 respectively. We acquired Cobalt in July 2017 and it represented 30.2% and 36.3% of our net sales for fiscal year 2019 and 2018. We acquired Pursuit in October 2018 and it represented 15.0% of our net sales for fiscal year 2019. Malibu Australia represented 3.8%, 4.7% and 8.2% of our net sales for fiscal years 2019, 2018 and 2017, respectively. See Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our reporting segments.
Refinancing of Credit Facilities
On May 14, 2019, our subsidiary, Malibu Boats, LLC, as the borrower entered into the Second Incremental Facility Amendment and Second Amendment to its existing Second Amended and Restated Credit Agreement dated as of June 28, 2017 (as amended, the “Credit Agreement”).
The Second Amendment converted $35.0 million of the outstanding principal amount under our term loan to outstanding borrowings under the revolving credit facility, increased the borrowing capacity of the revolving credit facility by $35.0 million and extended the maturity date of the revolving credit facility by two years to July 1, 2024. Immediately after effectiveness of the Second Amendment, we had $75.0 million aggregate principal amount outstanding under the term loan and a $120.0 million revolving credit facility with $55.0 million outstanding and $0.7 million in outstanding letters of credit and $64.3 million available for borrowing. The Second Amendment also, among other things, (i) improved the applicable margin by 50 basis points to a range of 1.25% to 2.25% for LIBOR borrowings and a range of 0.25% to 1.25% for Base Rate borrowings, (ii) improved the commitment fee we are required to pay for the unused portion of the revolving credit facility to a range of 0.20% to 0.40%, (iii) increased the basket of permitted share repurchases from $20.0 million to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants, and (iv) increased the basket of permitted dividends and distributions from up to $6.0 million to up to $10.0 million in any fiscal year, subject to compliance with other financial covenants. The Second Amendment also revised some of the other restrictive covenants, events of defaults and related definitions by increasing applicable basket amounts and thresholds under the Credit Agreement.
Acquisitions of Pursuit and Cobalt
On October 15, 2018, we completed our acquisition of assets of the Pursuit Boats division of S2 Yachts, Inc., pursuant to an asset purchase agreement dated as of August 21, 2018. We paid an aggregate purchase price of $100.1 million. A portion of the purchase price was deposited into an escrow account to secure certain post-closing obligations of the sellers. We paid the purchase price for the acquisition with $50.1 million of cash on hand and $50.0 million of borrowings under our revolving credit facility.
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

•
Rebates, free flooring and discounts—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Axis models, if a domestic dealer meets its monthly or quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. Cobalt dealers are entitled to volume-based discounts taken at the time of invoice. For our Pursuit models, if a dealer meets its quarterly or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased from Pursuit. For Malibu and Cobalt models and select Pursuit models, our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period. For more information, see "Item 1. Business - Dealer Management."

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
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement, changes in the fair value of our interest rate swap we entered into on July 1, 2015, and amortization of deferred financing costs on our credit facilities. Other income includes a portion of the amounts received from the settlement of our litigation with Mastercraft Boat Company, LLC ("Mastercraft") entered into on May 2, 2017 and adjustments to our tax receivable agreement liability in the fourth quarter of fiscal year 2017 and first and second quarter of fiscal year 2018.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. The income tax provision reflects a reported effective income tax rate of 24.1%, 65.4%, and 36.2% attributable to Malibu Boats, Inc.'s share of income for fiscal years 2019, 2018 and 2017, respectively. Our statutory tax rate for fiscal year 2019 is 21%. The reported effective tax rate for fiscal year 2019 differs from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes.

Our effective tax rate is also impacted by the addition of new tax jurisdictions as a result of the Pursuit acquisition, the impact of the non-controlling interests in the LLC, the benefits of the foreign derived intangible income deduction, and the research and development tax credit.
Net Income Attributable to Non-controlling Interest
As of June 30, 2019 and 2018, we had a 96.2% and 95.2% controlling economic interest and 100% voting interest in the LLC. We consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6.0% between 2011 and 2018, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double-digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2019, however the growth rate has decelerated compared to prior years. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 5.4% compound annual growth rate between 2011 and 2018. That growth has been driven by the outboard market where Pursuit is focused and Cobalt is a new entrant and where we plan to meaningfully expand our market share in the future. While Cobalt’s primary market for sterndrive propulsion has been challenged, their performance continues to be helped by market share gains and they continue to see registration growth. During 2019 the fiberglass outboard market has actually begun a modest contraction, however, in foot lengths 23 feet and greater, where Pursuit competes, the market continues to grow, and Pursuit is gaining share. We expect the growing demand for our products to continue, albeit at a lower pace than the past eight years, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil, broad strength of the U.S. dollar and recently implemented tariffs has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that could also impact demand in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
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
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational boating industry, which was adversely affected by the economic downturn in 2008 and 2009, has had a sustained recovery period since 2010. In 2018, domestic sales of new recreational powerboat increased by 10.4% compared to 2017, and sales increased 10.1% in 2017 compared to 2016. In 2019 domestic sales of new recreational powerboats have decreased. Notwithstanding this decrease in domestic sales, we believe we are well positioned strategically in the recreational powerboat market with brands targeted at markets where there is still growth. We have continued to hold the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for each calendar year since 2010 including 2018. We have grown our U.S. market share in this category through our Malibu and Axis brands from 24.5% in 2010 to 31.3% in 2018. Furthermore, we also continue to hold the number one market share position in the 24’—29’ segment of the sterndrive boat category, through our Cobalt brand. Since 2010, Cobalt has expanded its market share in this segment from 14.2% in 2010 to 32.3% in 2018. With our Pursuit brand we hold the number two market share position in the offshore boat category during 2018. Since 2010, Pursuit has expanded its market share in this segment from 17.7% in 2010 to 19.0% in 2018.
While there is no guarantee that our market will continue to grow, we expect to benefit from the recovery in the boating industry and from improved consumer confidence levels.
New Product Development and Innovation
Our long-term revenue prospects are based in part on our ability to develop new products and technological enhancements that meet the demands of existing and new consumers. Developing and introducing new boat models and features that deliver improved performance and convenience are essential to leveraging the value of our Malibu, Axis, Cobalt and Pursuit brands. By introducing new boat models, we are able to appeal to a new and broader range of consumers and focus on underserved or adjacent segments of the broader powerboat category. To keep product fresh and at the forefront of technological innovation in the boating industry, we aim to introduce a number of new boat models per year. We also believe we are able to capture additional value from the sale of each boat through the introduction of new features, which we believe permits us to raise average selling prices and enhances our margins. We allocate most of our product development costs to new model and feature designs, usually with a specific consumer base and market in mind. We use industry data to analyze our markets and evaluate revenue potential from each major project we undertake. Our product development cycle, or the time from initial concept to volume production, can be up to two years. As a result, our development costs, which may be significant, may not be offset by corresponding new sales during the same periods. Once new designs and technologies become available to our consumers, we typically realize revenue from these products from one year up to 15 years. We may not, however, realize our revenue expectations from each innovation. We believe our close communication with our consumers, dealers and sponsored athletes regarding their future product desires enhances the efficiency of our product development expenditures.
Product Mix
Historically, we have been successful in leveraging our robust product offering and features to enhance our sales growth and gross margins. Our product mix, as it relates to our brands, types of boats and features, not only makes our offerings attractive to consumers but also helps drive higher sales and margins. Historically, we have been able to realize higher sales and margins when we sell larger boats compared to our smaller boats, our premium brands compared to our entry-level brands and our boats that are fully-equipped with optional features. We will strive to continue to develop new features and models and maintain an attractive product mix that optimizes sales growth and margins.
Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels
Our results of operations are affected by our ability to manage our manufacturing costs effectively and to respond to changing sales cycles. Our product costs vary based on the costs of supplies and raw materials, as well as labor costs. We have implemented various initiatives to reduce our cost base and improve the efficiency of our manufacturing process. For example, we re-engineered the manufacturing process in our Tennessee facility to reduce labor hours per boat produced and the amount of re-work required. We continuously monitor and review our manufacturing processes to identify improvements and create additional efficiencies. We expect to continue to further develop our process improvements to our Kansas and Florida facilities that manufacture Cobalt and Pursuit boats, respectively. We also plan to increase the size of our Kansas and Florida facilities over the next few years. We rely on our insights into the market gleaned from dealer inventory levels, industry reports about anticipated demand for our products in the upcoming sales cycle and our own estimates and assumptions in formulating our manufacturing plan for the following fiscal year. Throughout our consumer sales cycle, which reaches its peak from March through August each year, we adjust our manufacturing activities in order to adapt to variability in demand.
Dealer Network, Dealer Financing and Incentives

We rely on our dealer network to distribute and sell our products. We believe we have developed the strongest distribution network in the performance sport boat category. To improve and expand our network and compete effectively for dealers, we regularly monitor and assess the performance of our dealers and evaluate dealer locations and geographic coverage in order to identify potential market opportunities. Our acquisition of Cobalt and Pursuit has allowed us to expand into each of their strong dealer networks as well. We intend to continue to add dealers in new territories in the United States as well as internationally, which we believe will result in increased unit sales.
Our dealers are exposed to seasonal variations in consumer demand for boats. We address anticipated demand for our products and manage our manufacturing in order to mitigate seasonal variations. We also use our dealer incentive programs to encourage dealers to order in the off-season by providing floor plan financing relief, which typically permits dealers to take delivery of current model year boats between July 1 and April 30 on an interest-free basis for a specified period. We also offer our dealers other incentives, including rebates, seasonal discounts, promotional co-op arrangements and other allowances. We facilitate floor plan financing programs for many of our dealers by entering into repurchase agreements with certain third-party lenders, which enable our dealers, under certain circumstances, to establish lines of credit with the third-party lenders to purchase inventory. Under these floor plan financing programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. For fiscal year 2019, we agreed to accept a return associated with the repurchase of eight units from the lender of two of our former dealers. In fiscal year 2020 these boats were resold above their cost and at minimal margin loss. In fiscal years 2018 and 2017, no units were repurchased. We will continue to review and refine our dealer incentive offerings and monitor any exposures arising under these arrangements.
Vertical Integration
We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of boat trailers, towers and tower accessories, machined and billet parts, and tooling. Most recently, we have begun the marinization of our own engines for our Malibu and Axis brands. We believe we will successfully incorporate our engines in all Malibu and Axis models in fiscal 2020. Since we entered into a supply agreement for engine blocks with General Motors in November 2016, we have invested approximately $18 million in this engine initiative, including the acquisition of a 70,000 square foot facility adjacent to our boat manufacturing operations in Loudon, Tennessee.
Vertical integration of key components of our boats gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands.
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

	Fiscal Year Ended June 30,
	2019		2018		2017
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	684,016	100.0%	497,002	100.0%	281,937	100.0%
Cost of sales	517,746	75.7%	376,660	75.8%	206,899	73.4%
Gross profit	166,270	24.3%	120,342	24.2%	75,038	26.6%
Operating expenses:
Selling and marketing	17,946	2.6%	13,718	2.8%	8,619	3.1%
General and administrative	44,256	6.5%	31,359	6.3%	24,783	8.8%
Amortization	5,956	0.9%	5,198	1.0%	2,198	0.8%
Operating income	98,112	14.3%	70,067	14.1%	39,438	14.0%
Other (income) expense:
Other	(149)	—%	(24,705)	(5.0)%	(10,789)	(3.8)%
Interest expense	6,464	0.9%	5,385	1.1%	1,559	0.6%
Other (income) expense, net	6,315	0.9%	(19,320)	(3.9)%	(9,230)	(3.3)%
Net income before provision for income taxes	91,797	13.4%	89,387	18.0%	48,668	17.3%
Income tax provision	22,096	3.2%	58,418	11.8%	17,593	6.2%
Net income	69,701	10.2%	30,969	6.2%	31,075	11.0%
Net income attributable to non-controlling interest	3,635	0.5%	3,356	0.7%	2,717	1.0%
Net income attributable to Malibu Boats, Inc.	66,066	9.7%	27,613	5.6%	28,358	10.1%

	Fiscal Year Ended June 30,
	2019		2018		2017
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
US	4,213	57.2%	3,757	59.7%	3,505	91.9%
Cobalt	2,409	32.8%	2,232	35.5%	—	—%
Pursuit	406	5.5%	—	—%	—	—%
Australia	334	4.5%	303	4.8%	310	8.1%
Total Units	7,362		6,292		3,815

Volume by Brand
Malibu	3,059	41.5%	2,835	45.0%	2,698	70.7%
Axis	1,488	20.2%	1.225	19.5%	1,117	29.3%
Cobalt	2,409	32.8%	2,232	35.5%	—	—%
Pursuit	406	5.5%	—	—%	—	—%
Total Units	7,362		6,292		3,815

Net sales per unit	$92,912		$78,990		$73,902
Comparison of the Fiscal Year Ended June 30, 2019 to the Fiscal Year Ended June 30, 2018
Net Sales
Net sales for fiscal year 2019 increased $187.0 million, or 37.6%, to $684.0 million, compared to fiscal year 2018. Unit volume for fiscal year 2019 increased 1,070 units, or 17.0%, to 7,362 units compared to fiscal year 2018. The increase in net sales and unit volumes was driven primarily by our acquisition of Pursuit in October 2018, as well as increased demand for our Malibu, Axis and Cobalt brands coupled with year-over-year price increases.

Net sales attributable to our Malibu U.S. segment increased $55.8 million, or 19.0%, to $349.0 million for fiscal year 2019 compared to fiscal year 2018. Unit volumes attributable to our Malibu U.S. segment increased 456 units for fiscal year 2019 compared to fiscal year 2018. The increase in net sales and unit volume for Malibu U.S. was driven primarily by strong demand for new models and optional features, which led to a higher net sales per unit for Malibu and Axis models. Net sales was also impacted by year-over-year price increases on all of our Malibu and Axis models.
Net sales from our Cobalt segment increased $26.2 million, or 14.6%, to $206.6 million for fiscal year 2019 compared to fiscal year 2018. Unit volumes attributable to Cobalt increased 177 units for fiscal year 2019 compared to fiscal year 2018. The increase in Cobalt net sales and unit volume was driven primarily by strong demand for our R series models. Net sales was also impacted by year-over-year price increases on all of our Cobalt models.
Net sales and unit volume contributed by Pursuit since its acquisition on October 15, 2018 were $102.8 million and 406 units, respectively, for fiscal year 2019.
Net sales from our Malibu Australia segment increased $2.2 million, or 9.3%, to $25.6 million for fiscal year 2019 compared to fiscal year 2018.
Our overall net sales per unit increased 17.6% to $92,912 per unit for fiscal year 2019 compared to fiscal year 2018. Net sales per unit for our Malibu U.S. segment increased 6.1% to $82,837 per unit for fiscal year 2019 compared to fiscal year 2018, driven by strong demand for new models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 6.2% to $85,761 per unit for fiscal year 2019 compared to fiscal year 2018, driven by a favorable mix of R series models which have a higher average selling price as well as year-over-year price increases. Net sales per unit for Pursuit for fiscal year 2019 was $253,219.
Cost of Sales
Cost of sales for fiscal year 2019 increased $141.1 million, or 37.5%, to $517.7 million compared to fiscal year 2018. The increase in cost of sales was driven primarily by incremental costs contributed by Pursuit since its acquisition in October 2018 and an increase in unit volumes at our Malibu U.S. and Cobalt businesses.
Gross Profit
Gross profit for fiscal year 2019 increased $45.9 million, or 38.2%, compared to fiscal year 2018. The increase in gross profit was due mainly to higher unit volumes in the businesses mentioned above. Gross margin increased 10 basis points from 24.2% in fiscal 2018 to 24.3% in fiscal year 2019 due to our gross margins increasing for our comparable businesses primarily as a result of our operational efficiency initiatives offset by $0.9 million of additional expense related to the fair value step up of Pursuit inventory acquired and sold during the period.
Operating Expenses
Selling and marketing expense for fiscal year 2019 increased $4.2 million, or 30.8%, to $17.9 million compared to fiscal year 2018 due primarily to the incremental expenses from Pursuit since its acquisition. As a percentage of sales, selling and marketing expense decreased 20 basis points from 2.8% for fiscal year 2018 to 2.6% for fiscal year 2019. General and administrative expense for fiscal year 2019 increased $12.9 million, or 41.1%, to $44.3 million compared to fiscal year 2018. The increase in general and administrative expenses was largely due to incremental general and administrative expenses attributable to Pursuit since its acquisition, integration related expenses for our acquisition of Pursuit, which we completed in October 2018 and higher legal expenses related mostly to intellectual property litigation. As a percentage of sales, general and administrative expenses increased 20 basis points to 6.5% for fiscal year 2019 compared to 6.3% for fiscal year 2018. Amortization expense for fiscal year 2019 increased $0.8 million, or 14.6%, compared to fiscal year 2018, due to additional amortization from intangible assets acquired as a result of the Pursuit acquisition.
Other (Income) Expense, Net
Other expense, net for fiscal year 2019 changed by $25.6 million to expense of $6.3 million as compared to income of $19.3 million in fiscal year 2018. The change was primarily due to a $24.6 million reduction in our tax receivable agreement liability for fiscal year 2018, which resulted in us recognizing a corresponding amount as other income. The reduction of our tax receivable agreement liability primarily resulted from a decrease in the estimated tax rate used in computing our future tax obligations as a result of the Tax Act, which, in turn, decreased the future tax benefit we expect to realize related to our increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. For fiscal year 2019 we recognized higher interest expense on our loans because of an overall higher average principal balance compared to fiscal year 2018, as a result of our $50.0 million of borrowing under our revolving credit facility to finance a portion of the purchase price for Pursuit. This higher interest expense was partially offset by other income we recognized from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and, in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
Provision for Income Taxes
Our provision for income taxes for fiscal year 2019 decreased $36.3 million, to $22.1 million compared to fiscal year 2018. For fiscal year 2018, we recorded a non-cash increase to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and deferred tax impact related to the reduction in the tax receivable agreement liability. For fiscal year 2019, our effective tax rate of  24.1% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC. For fiscal year 2018, our effective tax rate of 65.4% differed from the blended statutory federal income tax rate of approximately 28% primarily due to the impact of the Tax Act adopted in January 2018 and the impact of the additional jurisdictions in which we were taxed as a result of the Cobalt acquisition in July 2017. Our effective tax rate was also impacted, to a lesser extent, by the non-controlling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code. Our effective tax rate also reflects the impact of our share of the LLC's permanent items such as stock compensation expense attributable to profits interests.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2019 and 2018, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 4.1% and 5.3%, respectively.
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
Other (Income) Expense, Net
Other (income) expense, net for fiscal year 2018 increased $10.1 million to $19.3 million of income compared to fiscal year 2017. The increase in other (income) expense, net was primarily due to a $24.6 million reduction in our tax receivable agreement liability, which resulted in us recognizing a corresponding amount as other income. The reduction of our tax receivable agreement liability primarily resulted from a decrease in the estimated tax rate used in computing our future tax obligations as a result of the Tax Act, which, in turn, decreased the future tax benefit we expect to realize related to our increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Our increase in other (income) expense, net was partially offset by the write-off of $0.8 million in deferred financing costs due to our optional prepayment of $50.0 million on our term loan in August 2017 and higher interest expense on our term loan, which had an overall higher average principal balance for fiscal year 2018 compared to fiscal year 2017.
Provision for Income Taxes
Our provision for income taxes for fiscal year 2018 increased $40.8 million, to $58.4 million compared to fiscal year 2017. As a result of the enactment of the Tax Act and new statutory rates effective as of January 1, 2018, our blended statutory tax rate for fiscal year 2018 is approximately 28%. For fiscal year 2018, we also recorded a non-cash adjustment to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and deferred tax impact related to the reduction in the tax receivable agreement liability. Our reported effective tax rate was 65.4% for fiscal year 2018 compared to 36.2% for fiscal year 2017. The reported effective tax rate differs from the statutory federal income tax rate of approximately 28% primarily due to the impact of the Tax Act previously mentioned and the impact of the additional jurisdictions in which we are taxed as a result of the Cobalt acquisition. Our effective tax rate was also impacted by, to a lesser extent, the impact of non-controlling interests in the LLC, state income taxes attributable to the LLC, and the benefit of deductions under Section 199 of the Internal Revenue Code.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2018 and 2017, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 5.3% and 7.0%, respectively.

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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Net income	$69,701	$30,969	$31,075
Income tax provision [1]	22,096	58,418	17,593
Interest expense	6,464	5,385	1,559
Depreciation	10,004	7,656	4,550
Amortization	5,956	5,198	2,198
Professional fees and litigation settlements [2]	739	26	1,038
Marine Power litigation judgment [3]	—	—	(1,093)
Acquisition and integration related expenses [4]	5,245	2,859	3,056
Stock-based compensation expense [5]	2,607	1,973	1,396
Engine development [6]	3,186	4,871	2,489
Adjustment to tax receivable agreement liability [7]	(103)	(24,637)	(8,140)
Adjusted EBITDA	$125,895	$92,718	$55,721
Adjusted EBITDA margin	18.4%	18.7%	19.8%

(1)
Provision for income taxes for fiscal year 2019 and 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal year 2018, we recorded an increase to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and the deferred tax impact related to the reduction in the tax receivable agreement liability. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(2)
For fiscal year 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For fiscal year 2018 and 2017, represents legal and advisory fees related to our litigation with MasterCraft offset by the settlement received from them in connection with the Mastercraft Settlement and License Agreement entered into on May 2, 2017. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents a reduction of a charge initially recorded in fiscal year 2016 related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier, on August 18, 2016 to $2.2 million, the amount ultimately settled and paid in the fourth quarter of fiscal year 2017. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.

(4)
For fiscal year 2019, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For fiscal year 2018, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit and our acquisition of Cobalt on July 6, 2017. For fiscal year 2017, represents legal and advisory fees incurred in connection with our acquisition of Cobalt. Integration related expenses for fiscal year 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of Pursuit inventory acquired, most of which was sold during the second quarter of fiscal year 2019. Integration related expenses for fiscal year 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of Cobalt inventory acquired, most of which was sold during the first quarter of fiscal year 2018.

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
(7)
For fiscal year 2019, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. The rate decrease was mainly offset by an increase to other expense for tax receivable agreement liability derived by future tax benefits from Tennessee net operating losses at Malibu Boats, Inc. For fiscal year 2018 and 2017, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted primarily from the adoption of the Tax Act during the second quarter of fiscal year 2018, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. For fiscal year 2017, represents a decrease in the estimated tax receivable agreement liability stemming from the tax legislation in Tennessee enacted during the fourth quarter of fiscal year 2017 that reduced the tax rate applied in computing the future benefit expected to be realized by us on increased tax basis from previous sales and exchanges of LLC Units by the pre-IPO owners. Refer to Note 11 of our consolidated financial statements included elsewhere in this Annual Report.

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

	Fiscal Year Ended June 30,
	2019	2018	2017
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$66,066	$27,613	$28,358
Income tax provision [1]	22,096	58,418	17,593
Professional fees and litigation settlements [2]	739	26	1,038
Marine Power litigation judgment [3]	—	—	(1,093)
Acquisition and integration related expenses [4]	9,506	5,719	3,056
Fair value adjustment for interest rate swap [5]	350	(369)	(912)
Stock-based compensation expense [6]	2,607	1,973	1,396
Engine development [7]	3,186	4,871	2,489
Adjustment to tax receivable agreement liability [8]	(103)	(24,637)	(8,140)
Net income attributable to non-controlling interest [9]	3,635	3,356	2,717
Fully distributed net income before income taxes	108,082	76,970	46,502
Income tax expense on fully distributed income before income taxes [10]	26,048	20,908	16,508
Adjusted Fully Distributed Net Income	$82,034	$56,062	$29,994

	Fiscal Year Ended June 30,
	2019	2018	2017
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share: [11]	20,832,445	20,189,879	17,844,774
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [12]	880,144	1,138,917	1,338,907
Weighted-average unvested restricted stock awards issued to management [13]	130,520	132,673	112,859
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,843,109	21,461,469	19,296,540
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Fiscal Year Ended June 30,
	2019	2018	2017
Net income available to Class A Common Stock per share	$3.17	$1.37	$1.59
Impact of adjustments:
Income tax provision [1]	1.06	2.89	0.99
Professional fees and litigation settlements [2]	0.04	—	0.06
Marine Power litigation judgment [3]	—	—	(0.06)
Acquisition and integration related expenses [4]	0.46	0.28	0.17
Fair value adjustment for interest rate swap [5]	0.02	(0.02)	(0.05)
Stock-based compensation expense [6]	0.13	0.10	0.08
Engine development [7]	0.15	0.24	0.14
Adjustment to tax receivable agreement liability [8]	—	(1.22)	(0.46)
Net income attributable to non-controlling interest [9]	0.17	0.17	0.15
Fully distributed net income per share before income taxes	5.20	3.81	2.61
Impact of income tax expense on fully distributed income before income taxes [10]	(1.25)	(1.04)	(0.92)
Impact of increased share count [14]	(0.19)	(0.17)	(0.13)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$3.76	$2.60	$1.56

(1)
Provision for income taxes for fiscal year 2019 and 2018 reflects the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal year 2018, we recorded an increase to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and the deferred tax impact related to the reduction in the tax receivable agreement liability. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(2)
For fiscal year 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For fiscal year 2018 and 2017, represents legal and advisory fees related to our litigation with MasterCraft offset by the settlement received from them in connection with the Mastercraft Settlement and License Agreement entered into on May 2, 2017. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.

(3)
Represents a reduction of a charge initially recorded in fiscal year 2016 related to a judgment rendered against us in connection with a lawsuit by Marine Power, a former engine supplier, on August 18, 2016 to $2.2 million, the amount ultimately settled and paid in the fourth quarter of fiscal year 2017. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.

(4)
For fiscal year 2019, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For fiscal year 2018, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit and our acquisition of Cobalt on July 6, 2017. For fiscal year 2017, represents legal and advisory fees incurred in connection with our acquisition of Cobalt. Integration related expenses for fiscal year 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired, most of which was sold during the second quarter of fiscal year 2019 and $1.3 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Pursuit. In addition, for fiscal year 2019 integration related expenses includes $3.0 million in amortization associated with intangibles acquired in connection with the acquisition of Cobalt. Integration related expenses for fiscal year 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal year 2018. In addition, for fiscal year 2018 integration related expenses includes $2.9 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Cobalt.

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
(8)
For fiscal year 2019, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. The rate decrease was mainly offset by an increase to other expense for tax receivable agreement liability derived by future tax benefits from Tennessee net operating losses at Malibu Boats, Inc. For fiscal year 2018 and 2017, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted primarily from the adoption of the Tax Act during the second quarter of fiscal year 2018, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. For fiscal year 2017, represents a decrease in the estimated tax receivable agreement liability stemming from tax legislation in Tennessee enacted during the fourth quarter of fiscal 2017 that reduced the tax rate applied in computing the future benefit expected to be realized by us on increased tax basis from previous sales and exchanges of LLC Units by the pre-IPO owners. Refer to Note 11 of our consolidated financial statements included elsewhere in this Annual Report.

(9)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(10)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.1% of income before taxes for fiscal year 2019, 27.2% of income before taxes for fiscal year 2018 and 35.5% of income before income taxes for fiscal year 2017, in each case assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2019 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit and foreign income taxes attributable to our Australian subsidiary. The estimated normalized effective income tax rate for fiscal years 2018 and 2017 is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian subsidiary.

(11)
The difference in weighted average shares outstanding for fiscal years 2018 and 2017, relates to the difference in the weighting of shares outstanding of Class A common stock during this period for the calculation of basic net income per share for our financial statements and basic net income per share for adjusted fully distributed net income.

(12)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(13)
Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.

(14)
Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for acquisitions, repayments under our debt arrangements, capital investments, cash distributions to members of the LLC and cash payments under our tax receivable agreement. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Total cash provided by (used in):
Operating activities	$81,500	$58,455	$35,856
Investment activities	(118,011)	(135,856)	(9,246)
Financing activities	2,375	106,202	(19,719)
Impact of currency exchange rates on cash balances	(95)	—	10
(Decrease) increase in cash	$(34,231)	$28,801	$6,901

Comparison of the Fiscal Year Ended June 30, 2019 to the Fiscal Year Ended June 30, 2018
Operating Activities
Net cash from operating activities was $81.5 million for fiscal year 2019, compared to $58.5 million for the same period in 2018, an increase of $23.0 million. The increase in cash provided by operating activities primarily resulted from an increase in net income of $38.7 million, partially offset by a lower amount of non-cash expenses included in net income and an increase in the net use of cash related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used for investing activities was $118.0 million for fiscal year 2019 compared to $135.9 million for the same period in 2018, a decrease of $17.8 million. The decrease in cash used for investing activities was primarily related to the lower purchase price paid for Pursuit in October 2018 compared to the purchase price paid for Cobalt in July 2017, partially offset by an increase in capital expenditures consisting of normal purchases for manufacturing infrastructure and expansion activities, molds, and equipment.
Financing Activities
Net cash provided by financing activities was $2.4 million for fiscal year 2019 compared to net cash provided by financing activities of $106.2 million for fiscal year 2018, a decrease in cash of $103.8 million. During the fiscal year ended June 30, 2019, we received $55.0 million in proceeds from our revolving credit facility of which $50.0 million was used to fund the acquisition of Pursuit. We also converted $35.0 million from term debt to our revolving credit facility in May 2019. We have repaid $50.0 million on our revolving credit facility during fiscal year 2019. We paid $1.8 million in distributions to LLC unit holders and $1.2 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options for fiscal year 2019. During fiscal year 2018, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. In addition, during the fiscal year 2018, we paid $1.6 million in distributions to LLC unit holders.

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

Financing Activities
Net cash provided by financing activities was $106.2 million for fiscal year 2018 compared to net cash used in financing activities of $19.7 million for fiscal year 2017, an increase in cash of $125.9 million. During the fiscal year 2018, we received proceeds of $105.0 million from our credit facility to fund the acquisition of Cobalt and $55.3 million in proceeds from our equity offering, which we used to repay $50.0 million on our outstanding term debt. In connection with the term debt and equity offering, we paid $1.1 million and $0.7 million in legal and advisory costs, respectively. In addition, during the fiscal year 2018, we paid $1.6 million in distributions to LLC unit holders.
Loans and Commitments
We currently have a revolving credit facility with borrowing capacity of up to $120.0 million and a $75.0 million term loan outstanding. As of June 30, 2019, we had $40.0 million outstanding under our revolving credit facility and $0.7 million in outstanding letters of credit. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement with Malibu Boats, LLC (“Boats LLC”) as the borrower and SunTrust Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2019, the interest rate on our term loan and revolving credit facility was 3.65%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio.
The credit agreement permits prepayment of the term loan without any penalties. On August 17, 2017 we made a voluntary principal payment on the term loan in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment in forward order to principal installments on our term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3.0 million on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of June 30, 2019, the outstanding principal amount of our term loan and revolving credit facility was $115.0 million.
The credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The credit agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the credit agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits Malibu Boats Holdings, LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10.0 million in any fiscal year, subject to compliance with other financial covenants.
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
We estimate that approximately $3.6 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2020. Management expects minimal effect on our future liquidity and capital resources.
Capital Resources
Management expects our capital expenditures for fiscal year 2020 to be higher than our 2019 capital expenditures primarily driven by facility expansion projects at Cobalt and Pursuit. In addition, capital expenditures for fiscal year 2020 are expected to consist primarily of the completion of ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth. With respect to our engine vertical integration strategy, we had invested approximately $18.0 million through fiscal year 2019 and do not expect to incur additional capital expenditures of significance related to this initiative.
Off-Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
Contractual Obligations and Commitments
As of June 30, 2019, our contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(In thousands)
Long-term debt [1]	$115,000	$—	$3,000	$72,000	$40,000
Interest expense [2]	18,033	4,669	9,904	3,460	—
Operating leases [3]	21,240	2,552	4,973	5,138	8,577
Purchase obligations [4]	66,979	66,979	—	—	—
Payments pursuant to tax receivable agreement [5]	53,754	3,592	7,508	7,937	34,717
Total	$275,006	$77,792	$25,385	$88,535	$83,294

(1)
Principal payments on our outstanding bank debt per terms of our Credit Agreement, which is comprised of a $75.0 million term loan and $120.0 million revolving credit facility, of which $40.0 million was outstanding as of June 30, 2019. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The term loan will mature on July 1, 2022 and the revolving credit facility will mature on July 1, 2024.

(2)
Interest payments on our outstanding term loan and revolving credit facility under our credit agreement. Our term loan and revolving credit facility bear interest at variable rates. We have calculated future interest obligations based on the interest rate for our term loan and revolving credit facility as of June 30, 2019.

(3)
We sold our two primary manufacturing and office facilities for a total of $18.3 million in 2008, which resulted in a gain of $0.7 million. Simultaneous with the sale, we entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain of $0.2 million has been deferred and is being amortized in proportion to rent charged over the initial lease term.

(4)
As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2020. We also have agreements with General Motors and Yamaha for the supply of engines and outboard motors, respectively. We are not required to purchase any minimum amount of engines under our agreement with General Motors, which is scheduled to expire on November 14, 2023. We would be required to pay damages to Yamaha if we do not meet pre-approved purchase volume targets for each year of the agreement and for the entire term of the agreement with Yamaha, which is scheduled to expire on June 30, 2023. We have only included in the table above purchases of engines and outboard motors from General Motors and Yamaha, respectively, for which purchase orders have been accepted by General Motors or Yamaha, as applicable.

(5)
Reflects amounts owed under our tax receivable agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivable agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. The amounts owed reflect adjustments in the tax receivable agreement liability as a result of the passage of the Tax Act in December 2017.

Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During fiscal year 2019 we agreed to accept a return associated with the repurchase of eight units sold in fiscal 2019 from the lender of two of our former dealers. In fiscal 2020 these boats were resold above their cost and at minimal margin loss. In 2018 and 2017, no units were repurchased. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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

Business Combinations
We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets) and liabilities assumed in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date. We recognized goodwill of $19.8 million as of result of our acquisition of Cobalt in July 2017 and goodwill of $19.5 million as of result of our acquisition of Pursuit in October 2018. We had goodwill outstanding of $51.4 million as of June 30, 2019.
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
Revenue Recognition
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (boats, parts, or other) is transferred to the customer. Revenue is measured as the amount of consideration expected to be entitled in exchange for transferring goods or providing services. We generally manufacture products based on specific order from dealers and often ship completed products only after receiving credit approval from financial institutions. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and rebates we offer to our dealers and their customers.
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We may be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. We accrue returns when a repurchase and return, due to the default of one of our dealers, is determined to be probable and the return is reasonably estimable. Historically, product returns resulting from repurchases made under the floorplan financing program, have not been material and the returned boats have been subsequently resold above their cost. Refer to Note 9 and Note 17 related to our product warranty and repurchase commitment obligations, respectively.
Revenue from boat part sales is recorded as the product is shipped from our location, which is free on board shipping point. Revenue associated with sales of materials, parts, boats or engine products sold under our exclusive manufacturing and distribution agreement with our Australian subsidiary are eliminated in consolidation. Revenue associated with sales to the independent representative responsible for international sales is recognized in accordance with free on board shipping point terms, the point at which the risks of ownership and loss pass to the representative. A fixed percentage discount is earned by the independent representative at the time of shipment to the representative as a reduction in the price of the boat and is recorded in our consolidated statement of operations as a reduction in sales.
We earn royalties on boats shipped with our proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recognized when products are used or sold with our patented technology by these other boat manufacturers and industry suppliers. The usage of our technology satisfies the performance obligation in the contract.

Product Warranties
Our Malibu and Axis brands have a limited warranty for a period up to five years. Prior to fiscal year 2016, we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. For our Cobalt brand boats, we provide a structural warranty of up to ten years which covers hull/deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, we provide a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. For Pursuit boats, we provide a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components. We provide for a limited warranty of up to five years or five-hundred hours on engines that we manufacture for our Malibu and Axis models.
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a flat foreign currency translation in the fiscal year ended June 30, 2019, while we had a loss of $0.1 million and gain of $0.1 million for the fiscal years ended June 30, 2018 and 2017, respectively. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility and term loan, which bear interest at variable rates. At June 30, 2019, we had $75.0 million of term loan outstanding under our term loan facility and $40.0 million outstanding debt under our revolving credit facility. As of June 30, 2019, the undrawn borrowing amount under our revolving credit facility was $80.0 million. Borrowings under the term loan and revolving credit facility bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.25% with respect to Base Rate borrowings and 1.25% to 2.25% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.
At June 30, 2019, the interest rate on our term loan and revolving credit facility was 3.65%. Based on a sensitivity analysis at June 30, 2019, assuming a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.8 million.
On July 1, 2015, we entered into a 5-year floating to fixed interest rate swap with a certain counterparty to the previously existing credit agreement to mitigate the risk of interest rate fluctuations associated with our variable rate long term debt. The swap has an effective start date of July 1, 2015 and is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39.3 million, which was equal to 50% of the outstanding balance of our term loan at the time of the swap arrangement. For the fiscal year ended June 30, 2019, we recorded a loss of $0.4 million for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Malibu Boats, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated August 29, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Pursuit Boats (Pursuit) during the year ended June 30, 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, Pursuit’s internal control over financial reporting associated with total assets of $114.7 million and total revenues of $102.8 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Pursuit.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Knoxville, Tennessee
August 29, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 29, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of certain assumptions underlying the product warranty liability for Malibu, Axis and Cobalt branded boats
As discussed in Note 9 to the consolidated financial statements, the Company’s product warranty liability as of June 30, 2019 was $23.8 million. The product warranty liability represents estimated future costs to repair or replace defective products during the warranty period for each boat sold. The Company’s estimated future costs to repair or replace defective products includes assumptions regarding the anticipated warranty costs per boat by brand.
We identified the evaluation of the anticipated warranty costs per boat that are used to estimate the product warranty liability for Malibu, Axis and Cobalt branded boats as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate the Company’s estimate of the anticipated warranty costs per boat, due to the nature of the audit evidence. Specifically, for Axis and Malibu model years prior to 2016, historical claims experience only exists for a warranty term of two and three years, respectively. For Cobalt model years prior to 2018, historical claims experience only exists for a warranty term of three years. This historical claims experience is shorter in duration than the five-year warranty term associated with the Company’s current warranty program.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s warranty accrual process, including controls over the development of the assumptions used to estimate the warranty cost per boat for warranty years four and five, for which no historical claims experience exists. We performed sensitivity analyses to assess the impact of possible changes to these assumptions on the product warranty liability. We assessed the Company’s historical claims experience and the relationship between the historical warranty costs per boat incurred in warranty year one compared to warranty year two, warranty year one compared to warranty year three, and warranty year two compared to warranty year three. We further assessed the Company’s assumptions underlying the anticipated warranty costs per boat for warranty years four and five by considering warranty claims received after year-end but before the consolidated financial statements were issued, to identify trends not considered by the Company when it developed its assumptions. We also compared the Company’s prior year product warranty liability related to claims expected to be incurred in the current year to actual claims received in the current year to evaluate the historical accuracy of the Company’s estimates.
Evaluation of certain assumptions underlying the acquisition date fair value measurement of the Pursuit Boats intangible assets
As discussed in Note 4 to the consolidated financial statements, the Company acquired Pursuit Boats (Pursuit) in a business combination on October 15, 2018. All of Pursuit’s sales are made to its dealer distribution network. Pursuit’s long standing dealer relationships and trade name were identified as intangible assets to be recognized separately from goodwill, with acquisition date fair values of $25.4 million and $32.5 million, respectively.
We identified the evaluation of the acquisition date fair value measurement of these intangible assets as a critical audit matter. The evaluation of certain internally-developed assumptions utilized within the discounted cash flow model used to estimate the acquisition date fair value required a higher degree of subjective auditor judgment in applying and evaluating the results of our procedures. The discounted cash flow model included the following internally-developed assumptions for which there was limited observable market information:

•	Projected revenues,

•	Projected dealer attrition rate, and

•	Discount rate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition date valuation process, including controls over the development of the projected revenues, projected dealer attrition rate, and discount rate assumptions. We performed sensitivity analyses to assess the impact of possible changes to these assumptions on the acquisition date fair values. We evaluated the key inputs used by the Company to determine projected revenues, by comparing them to the historical revenues of Pursuit, the historical revenues of other boat manufacturers, and third-party industry revenue growth forecasts. We assessed the Company’s projected dealer attrition rate by comparing the estimate to historical dealer attrition experienced by Pursuit and by the Company’s other boat brands, each of which sells their boats to a similar dealer distribution network. We evaluated the discount rate by involving valuation professionals with specialized skills and knowledge, who assisted in the assessment of the calculation of the internal rate of return for the transaction, the calculation of the Company’s weighted average cost of capital, and the after-tax rate of return that was assigned to the intangible assets.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Knoxville, Tennessee
August 29, 2019

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2019	2018	2017
Net sales	$684,016	$497,002	$281,937
Cost of sales	517,746	376,660	206,899
Gross profit	166,270	120,342	75,038
Operating expenses:
Selling and marketing	17,946	13,718	8,619
General and administrative	44,256	31,359	24,783
Amortization	5,956	5,198	2,198
Operating income	98,112	70,067	39,438
Other (income) expense, net:
Other income, net	(149)	(24,705)	(10,789)
Interest expense	6,464	5,385	1,559
Other (income) expense, net	6,315	(19,320)	(9,230)
Net income before provision for income taxes	91,797	89,387	48,668
Income tax provision	22,096	58,418	17,593
Net income	69,701	30,969	31,075
Net income attributable to non-controlling interest	3,635	3,356	2,717
Net income attributable to Malibu Boats, Inc.	$66,066	$27,613	$28,358

Comprehensive income:
Net income	$69,701	$30,969	$31,075
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(844)	(621)	469
Other comprehensive income (loss), net of tax	(844)	(621)	469
Comprehensive income, net of tax	68,857	30,348	31,544
Less: comprehensive income attributable to non-controlling interest, net of tax	3,591	3,328	2,758
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$65,266	$27,020	$28,786

Weighted average shares outstanding used in computing net income per share:
Basic	20,832,445	20,179,381	17,846,894
Diluted	20,966,539	20,281,210	17,951,332
Net income available to Class A Common Stock per share:
Basic	$3.17	$1.37	$1.59
Diluted	$3.15	$1.36	$1.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2019	June 30, 2018
Assets
Current assets
Cash	$27,392	$61,623
Trade receivables, net	27,961	24,625
Inventories, net	67,768	44,268
Prepaid expenses and other current assets	4,472	3,298
Income tax receivable	58	100
Total current assets	127,651	133,914
Property and equipment, net	65,756	40,845
Goodwill	51,404	32,230
Other intangible assets, net	146,061	94,221
Deferred tax assets	60,407	64,105
Other assets	35	453
Total assets	$451,314	$365,768
Liabilities
Current liabilities
Accounts payable	$21,174	$24,349
Accrued expenses	49,097	35,685
Income tax and distribution payable	1,469	1,420
Payable pursuant to tax receivable agreement, current portion	3,592	3,932
Total current liabilities	75,332	65,386
Deferred tax liabilities	145	341
Other liabilities	1,689	569
Payable pursuant to tax receivable agreement, less current portion	50,162	51,114
Long-term debt	113,633	108,487
Total liabilities	240,961	225,897
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,852,640 shares issued and outstanding as of June 30, 2019; 20,555,348 shares issued and outstanding as of June 30, 2018	207	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 15 shares issued and outstanding as of June 30, 2019; 17 shares issued and outstanding as of June 30, 2018	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019; no shares issued and outstanding as of June 30, 2018	—	—
Additional paid in capital	113,004	108,360
Accumulated other comprehensive loss	(2,828)	(1,984)
Accumulated earnings	93,852	27,789
Total stockholders' equity attributable to Malibu Boats, Inc.	204,235	134,369
Non-controlling interest	6,118	5,502
Total stockholders’ equity	210,353	139,871
Total liabilities and stockholders' equity	$451,314	$365,768
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

	Common Stock				Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	17,690	$176	23	$—	$45,947	$4,679	$(28,302)	$(2,471)	$20,029
Net income	—	—	—	—	—	2,717	28,358	—	31,075
Stock based compensation, net of withholding taxes on vested equity awards	96	1	—	—	1,134	—	—	—	1,135
Issuances of equity for services	7	—	—	—	688	—	—	—	688
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(960)	—	—	—	(960)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,238	—	—	—	1,238
Exchange of LLC Units for Class A Common Stock	145	2	—	—	2,789	(2,789)	—	—	2
Cancellation of Class B Common Stock	—	—	(4)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(1,535)	95	—	(1,440)
Foreign currency translation adjustment	—	—	—	—	—	—	—	469	469
Reallocation to non-controlling interest from additional paid in capital and accumulated other comprehensive income	—	—	—	—	(2,508)	1,869	—	639	—
Balance at June 30, 2017	17,938	179	19	—	48,328	4,941	151	(1,363)	52,236
Net Income	—	—	—	—	—	3,356	27,613	—	30,969
Stock based compensation, net of withholding taxes on vested equity awards	56	1	—	—	1,282	—	—	—	1,283
Issuances of equity for services	5	—	—	—	867	—	—	—	867
Issuance of Class A common stock for acquisition	39	—	—	—	1,000	—	—	—	1,000
Issuance of Class A Common Stock for Offerings, net of underwriting discounts	2,300	23	—	—	55,294	—	—	—	55,317

Capitalized Offering costs	—	—	—	—	(650)	—	—	—	(650)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,685)	—	—	—	(1,685)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,004	—	—	—	3,004
Exchange of LLC Units for Class A Common Stock	217	1	—	—	920	(920)	—	—	1
Cancellation of Class B Common Stock	—	—	(2)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(1,852)	25	—	(1,827)
Foreign currency translation adjustment	—	—	—	—	—	(23)	—	(621)	(644)
Balance at June 30, 2018	20,555	204	17	—	108,360	5,502	27,789	(1,984)	139,871
Net income	—	—	—	—	—	3,635	66,066	—	69,701
Stock based compensation, net of withholding taxes on vested equity awards	55	1	—	—	1,376	—	—	—	1,377
Issuances of equity for services	—	—	—	—	784	—	—	—	784
Issuance of equity for exercise of options	29	—	—	—	749	—	—	—	749
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,676)	—	—	—	(2,676)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,275	—	—	—	3,275
Exchange of LLC Units for Class A Common Stock	214	2	—	—	1,136	(1,136)	—	—	2
Cancellation of Class B Common Stock	—	—	(2)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(1,845)	(3)	—	(1,848)
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(844)	(882)
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$6,118	$93,852	$(2,828)	$210,353

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
Operating activities:
Net income	$69,701	$30,969	$31,075
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	2,607	1,973	1,396
Non-cash compensation to directors	791	834	749
Non-cash litigation payable	—	—	(1,330)
Depreciation and amortization	15,960	12,854	6,748
Amortization of deferred financing costs	516	1,232	243
Deferred income taxes	6,794	45,793	9,577
Adjustment to tax receivable agreement liability	(103)	(24,637)	(8,140)
Other items, net	286	(439)	(918)
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	(3,041)	(12,181)	4,870
Inventories	(15,410)	(6,336)	(3,300)
Prepaid expenses and other assets	(786)	(447)	(26)
Accounts payable	(2,791)	4,612	(5,018)
Accrued expenses	9,598	6,547	5,829
Income taxes receivable and payable	125	1,723	253
Other liabilities	1,118	251	65
Payment pursuant to tax receivable agreement	(3,865)	(4,293)	(4,279)
Litigation settlement	—	—	(1,938)
Net cash provided by operating activities	81,500	58,455	35,856
Investing activities:
Purchases of property and equipment	(17,938)	(10,449)	(9,262)
Proceeds from sale of property and equipment	—	145	16
Payment for acquisition, net of cash acquired	(100,073)	(125,552)	—
Net cash used in investing activities	(118,011)	(135,856)	(9,246)
Financing activities:
Principal payments on long-term borrowings	(35,000)	(50,000)	(72,000)
Proceeds from long-term borrowings	—	105,000	55,000
Payment of deferred financing costs	(370)	(1,148)	(926)
Proceeds from revolving credit facility	90,000	—	—
Payments on revolving credit facility	(50,000)	—	—
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	—	55,317	—
Payment of costs directly associated with offerings	—	(650)	—
Cash paid for tax withholdings	(1,219)	(691)	(258)
Distributions to non-controlling LLC Unit holders	(1,785)	(1,626)	(1,535)
Proceeds received from exercise of stock options	749	—	—
Net cash provided by (used in) by financing activities	2,375	106,202	(19,719)
Effect of exchange rate changes on cash	(95)	—	10
Changes in cash	(34,231)	28,801	6,901
Cash—Beginning of period	61,623	32,822	25,921
Cash—End of period	$27,392	$61,623	$32,822
Supplemental cash flow information:
Cash paid for interest	$6,011	$4,352	$2,296
Cash paid for income taxes	14,173	9,887	7,175
Non-cash investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	3,275	3,004	1,238
Establishment of amounts payable under tax receivable agreements	2,676	1,685	960

Equity issued as consideration for acquisition	—	1,000	—
Exchange of LLC Units for Class A Common Stock	1,136	920	2,789
Tax distributions payable to non-controlling LLC Unit holders	568	511	309
Capital expenditures in accounts payable	647	1,053	1,598
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On July 6, 2017, the Company acquired all the outstanding units of Cobalt Boats, LLC (“Cobalt”) further expanding the Company's product offering across a broader segment of the recreational boating industry including performance sport boats, sterndrive and outboard boats. As a result of the acquisition, the Company also consolidates the financial results of Cobalt. On October 15, 2018, the Company's subsidiary Malibu Boats, LLC, purchased the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc., expanding the Company's product offering into the fiberglass outboard fishing boat market. As a result of the acquisition, the Company consolidates the financial results of Pursuit. Refer to Note 4. The Company reports its results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt, and Pursuit based on their boat manufacturing operations.
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
The Company’s top ten dealers represented 37.5%, 30.4% and 40.6%, of the Company’s volume for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2019 and 2018, no highly liquid investments were held and the entire balance consists of traditional cash.
At June 30, 2019 and 2018, substantially all cash on hand was held by two financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2019 and 2018, the allowance for doubtful receivables was $69 and $40, respectively. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Capitalization of Offering Costs
Capitalized offering costs are costs directly attributable to the Company's shelf registration statement and equity offerings. As of June 30, 2019 and 2018, $140 and $80 of costs directly attributable to the Company's shelf registration statement and equity offerings were capitalized as prepaid assets. Upon closing of the offerings, these costs are netted against the proceeds and, as such, are reclassified into additional paid in capital. For the fiscal year ended June 30, 2019, the Company capitalized $60 related to a shelf registration statement. For the fiscal year ended June 30, 2018, the Company netted $650 against the proceeds of future offerings under the shelf registration statement based on the number of shares sold in the offering and total number of shares available for issuance under the shelf registration statement. Refer to Note 14 for additional information regarding the Company's equity offerings.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. For fiscal years ended June 30, 2019 and 2018, the Company performed a qualitative assessment which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2019, 2018 and 2017.
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
The carrying amount of definite lived intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2019, 2018 and 2017.
Dealer Incentives
The Company provides for various structured dealer rebate and sales promotions incentives, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods, at the time of sale to the dealer. Examples of such programs include rebates, seasonal discounts, promotional co-op arrangements and other allowances. Dealer rebates and sales promotion expenses are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends.
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
Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Balance at beginning of year	$5,559	$3,178	$3,912
Add: Dealer rebate expense	20,712	15,713	12,960
Additions for Pursuit acquisition	205	—	—
Less: Dealer rebates paid	(20,100)	(13,332)	(13,694)
Balance at end of year	$6,376	$5,559	$3,178
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Balance at beginning of year	$211	$117	$104
Add: Flooring expense	8,526	5,813	4,288
Additions for Cobalt acquisition	—	132	—
Less: Flooring paid	(8,056)	(5,851)	(4,275)
Balance at end of year	$681	$211	$117
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
Each quarter the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized (see Note 12).
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
The Company closed the IRS examination of its June 30, 2015 return during the fourth quarter of fiscal 2019, resulting in an immaterial adjustment to its tax liability. The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2016 through 2018, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2015 through 2018.
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
Revenue Recognition
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (boats, parts, or other) is transferred to the customer, which is upon shipment. Revenue is measured as the amount of consideration expected to be entitled in exchange for transferring goods or providing services. The Company generally manufactures products based on specific order from dealers and often ships completed products only after receiving credit approval from financial institutions. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers.
Dealers generally have no rights to return unsold boats. From time to time, however, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy, which generally limits returns to instances of manufacturing defects. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues returns when a repurchase and return, due to the default of one of its dealers, is determined to be probable and the amount of the return is reasonably estimable. Historically, product returns, resulting from repurchases made under the floorplan financing program, have not been material and the returned boats have been subsequently resold above their cost. Refer to Note 9 and Note 17 related to the Company’s product warranty and repurchase commitment obligations, respectively.
 Revenue associated with sales of materials, parts, boats or engine products sold under the Company’s exclusive manufacturing and distribution agreement with its acquired Australian subsidiary are eliminated in consolidation.
The Company earns royalties on boats shipped with the Company's proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recognized when products are used or sold with our patented technology by these other boat manufacturers and industry suppliers. The usage of our technology satisfies the performance obligation in the contract.
See Note 2 for more information.
Delivery Costs
Shipping and freight costs are included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for the fiscal years ended June 30, 2019, 2018, and 2017.

Fair Value of Financial Instruments
Financial instruments for which the Company did not elect the fair value option include accounts receivable, prepaid expenses and other current assets, credit facilities, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate their fair values as a result of their short-term nature or variable interest rates.
Fair Value Measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities, and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition to the financial assets and liabilities measured on a recurring basis, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. See Note 13 for more information.
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimated the grant date fair value of the share-based awards issued in the form of profit interests granted prior to November 1, 2013 using the Black-Scholes option pricing model and those granted on November 1, 2013 under the Probability-Weighted Expected Return method. Stock options granted to executives on June 29, 2017, November 6, 2017, August 22, 2018 and January 14, 2019 were valued using the Black-Scholes option pricing model. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 15 for more information.
Segment Reporting
The Company reports its results of operations under four reportable segments: Malibu U.S., Malibu Australia, Cobalt, and Pursuit, based on its boat manufacturing operations. The Malibu U.S. and Malibu Australia segments participate in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sport boats. The Malibu U.S. segment primarily serves markets in North America, South America, Europe, and Asia while the Malibu Australia operating segment principally serves the Australian and New Zealand markets. The Company's Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats throughout the world, respectively. See Note 19 for more information.
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
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016‑-02, Leases (Topic 842). The amendments in this update create Topic 842, Leases, and supersede the requirements in Topic 840, Leases. Topic 842 sets out the principles for recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors) and supersedes the previous leases standard, Leases (Topic 840). Topic 842 requires lessees to recognize on the balance sheet a right‑of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires certain qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In June 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new leases standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company plans to adopt the standard as of July 1, 2019 using the alternative transition method provided under Topic 842, which allows the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification.
 The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will also elect the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease cost.
The Company estimates that the adoption of Topic 842 will result in the recognition of additional net lease assets and lease liabilities of approximately $15,000 to $20,000, as of July 1, 2019. The Company does not believe the adoption of Topic 842 will have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the alternative method of adoption, comparative information will not be restated, but will continue to be reported under the standards in effect for those periods.
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
2. Revenue Recognition

The following table disaggregates the Company's revenue by major product type and geography:

	Fiscal Year Ended June 30, 2019
	Malibu US	Cobalt	Pursuit	Malibu Australia	Consolidated
Revenue by product:
Boat and trailer sales	$337,552	$203,825	$102,070	$24,648	$668,095
Part and other sales	11,442	2,773	737	969	15,921
Total revenue	$348,994	$206,598	$102,807	$25,617	$684,016

Revenue by geography:
North America	$341,190	$196,734	$93,003	$—	$630,927
International	7,804	9,864	9,804	25,617	53,089
Total revenue	$348,994	$206,598	$102,807	$25,617	$684,016
Boat and Trailer Sales
Consists of sales of boats and trailers to the Company's dealer network, net of sales returns, discounts, rebates and free flooring incentives. Boat and trailer sales also includes optional boat features. Sales returns consist of boats returned by dealers under our warranty program and boats repurchased under the Company's floorplan financing program due to the default of one of its dealers. Rebates, free flooring and discounts are incentives that the Company provides to its dealers based on sales of eligible products.
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

	As of June 30, 2019		As of June 30, 2018
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	830,152	3.8%	1,043,186	4.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,852,640	96.2%	20,555,348	95.2%
	21,682,792	100.0%	21,598,534	100.0%

Balance of non-controlling interest as of June 30, 2017	$4,941
Allocation of income to non-controlling LLC Unit holders for period	3,356
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,852)
Reallocation of non-controlling interest	(943)
Balance of non-controlling interest as of June 30, 2018	5,502
Allocation of income to non-controlling LLC Unit holders for period	3,635
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,845)
Reallocation of non-controlling interest	(1,174)
Balance of non-controlling interest as of June 30, 2019	$6,118
Issuance of Additional LLC Units
Under the limited liability company agreement of the LLC (the "LLC Agreement'), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2019, the LLC issued a total of 322,181 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for his services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, (iv) the issuance of Class A Common Stock to LLC Unit holders for exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During fiscal year 2019, 16,939 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 16,939 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of June 30, 2019 and 2018, tax distributions payable to non-controlling LLC Unit holders were $568 and $511, respectively. During the fiscal years ended June 30, 2019, 2018, and 2017, tax distributions paid to the non-controlling LLC Unit holders were $1,785, $1,647, and $1,226, respectively.
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
The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities of Pursuit assumed at the acquisition date:

Consideration:
Cash consideration paid	$100,073

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Inventories	$8,332
Other current assets	350
Property, plant and equipment	17,454
Identifiable intangible assets	57,900
Current liabilities	(3,488)
Fair value of assets acquired and liabilities assumed	80,548
Goodwill	19,525
Total purchase price	$100,073
The fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$25,400	20
Total definite-lived intangibles	25,400
Indefinite-lived intangible:
Trade name	32,500
Total other intangible assets	$57,900
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
Acquisition-related costs of $2,848 and $329, which were incurred by the Company in the fiscal year ended June 30, 2019 and 2018, respectively, related to the Pursuit acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income.

Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2019 and 2018, assumes that the acquisition of Pursuit occurred as of July 1, 2017. The unaudited pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2019	2018
Net sales	$725,658	$620,908
Net income	73,672	33,618
Net income attributable to Malibu Boats, Inc.	69,830	29,871
Basic earnings per share	$3.35	$1.48
Diluted earnings per share	$3.33	$1.47
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
The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities of Cobalt assumed at the acquisition date:

Consideration:
Cash consideration paid	$129,525
Equity consideration paid	1,000
Fair value of total consideration transferred	$130,525

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash	$3,973
Trade receivables	2,329
Inventories	14,343
Other current assets	363
Property, plant, and equipment	12,934
Identifiable intangible assets	89,900
Current liabilities	(13,108)
Fair value of assets acquired and liabilities assumed	110,734
Goodwill	19,791
Total purchase price	$130,525

The fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles
Dealer relationships	$56,300	20
Patent	2,600	15
Total definite-lived intangibles	58,900
Indefinite-lived intangible:
Trade name	31,000
Total other intangible assets	$89,900
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
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2019, 2018 and 2017, assumes that the acquisition of Cobalt occurred as of July 1, 2016. The unaudited pro forma consolidated financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2019	2018	2017
Net sales	$684,016	$497,002	$423,830
Net income	69,701	30,696	33,655
Net income attributable to Malibu Boats, Inc.	66,066	27,361	30,439
Basic earnings per share	$3.17	$1.36	$1.53
Diluted earnings per share	$3.15	$1.35	$1.52
5. Inventories
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2019	2018
Raw materials	$45,910	$28,851
Work in progress	10,839	6,164
Finished goods	11,019	9,253
Total inventories	$67,768	$44,268
6. Property, Plant, and Equipment
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
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. No impairment charges were recorded for the fiscal years ended June 30, 2019, 2018 and 2017 in the Company’s consolidated financial statement.

Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2019	2018
Land	$2,194	$634
Building and leasehold improvements	28,957	20,110
Machinery and equipment	46,618	32,471
Furniture and fixtures	6,734	4,667
Construction in process	9,764	5,636
	94,267	63,518
Less accumulated depreciation	(28,511)	(22,673)
	$65,756	$40,845

During the first quarter of fiscal 2019 and the first quarter of fiscal 2018, the Company disposed of various molds for models not currently in production with zero net book value and historical costs of $3,285 and a $2,122, respectively.  Depreciation expense was $10,004, $7,656 and $4,550 for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, substantially all of which was recorded in cost of sales.
Sale-Leaseback Transaction
In March 2008, the Company sold its two primary manufacturing and office facilities for a total of $18,250, which resulted in a gain of $726. Expenses incurred related to the sale were $523. Simultaneous with the sale, the Company entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain on this transaction of $203 has been deferred and is being amortized over the initial lease term. For the fiscal years ended June 30, 2019, 2018 and 2017, the realized gain recognized was $10, $10, and $10, respectively.
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2019 and 2018 were as follows:

Goodwill as of June 30, 2017	$12,692
Addition related to the acquisition of Cobalt	19,791
Effect of foreign currency changes on goodwill	(253)
Goodwill as of June 30, 2018	32,230
Addition related to the acquisition of Pursuit	19,525
Effect of foreign currency changes on goodwill	(351)
Goodwill as of June 30, 2019	$51,404
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2019	2018
Reacquired franchise rights	$1,264	$1,333	5	0.3
Dealer relationships	111,339	86,062	8-20	18.3
Patent	3,986	3,986	12-15	13.0
Trade name	24,667	24,667	15	2.3
Non-compete agreement	49	52	10	5.3
Backlog	88	93	0.3	0.0
Total	141,393	116,193
Less: Accumulated amortization	(58,832)	(52,972)
Total definite-lived intangible assets, net	82,561	63,221
Indefinite-lived intangible:
Trade names	63,500	31,000
Total other intangible assets	$146,061	$94,221
Amortization expense recognized on all amortizable intangibles was $5,956, $5,198 and $2,198 for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Estimated future amortization expenses as of June 30, 2019 are as follows:

Fiscal Year	As of June 30, 2019
2020	$6,136
2021	6,057
2022	4,556
2023	4,420
2024	4,420
Thereafter	56,972
$82,561
8. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,
	2019	2018
Warranties	$23,820	$17,217
Dealer incentives	7,394	5,770
Accrued compensation	13,122	9,034
Accrued legal and professional fees	740	915
Accrued interest	161	242
Other accrued expenses	3,860	2,507
Total accrued expenses	$49,097	$35,685

9. Product Warranties
Malibu and Axis brands have a limited warranty for a period up to five years. Prior to fiscal year 2016, the Company provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. For our Cobalt brand boats, the Company provides a structural warranty of up to ten years which covers hull/deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, the Company provides a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery.

Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. For Pursuit boats, the Company provides a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom. Some materials, components or parts of the boat that are not covered by the Company's limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components. The Company provides a limited warranty of up to five years or five-hundred hours on engines that it manufactures for Malibu and Axis models.
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
Changes in the Company’s product warranty liability were as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Beginning balance	$17,217	$10,050	$8,083
Add: Warranty Expense	12,331	9,861	6,472
Additions for Cobalt acquisition	—	4,404	—
Additions for Pursuit acquisition	1,872	—	—
Less: Warranty claims paid	(7,600)	(7,098)	(4,505)
Ending balance	$23,820	$17,217	$10,050
10. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2019	2018
Term loan	$75,000	$110,000
Revolving credit loan	40,000	—
Less unamortized debt issuance costs	(1,367)	(1,513)
Total debt	113,633	108,487
Less current maturities	—	—
Long term debt less current maturities	$113,633	$108,487
Long-Term Debt
The Company currently has a revolving credit facility with borrowing capacity of up to $120,000 and a $75,000 term loan outstanding. As of June 30, 2019, the Company had $40,000 outstanding under its revolving credit facility and $700 in outstanding letters of credit. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement (the “Credit Agreement”) with Malibu Boats, LLC (“Boats LLC”) as the borrower and SunTrust Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2019, the interest rate on the Company’s term loan and revolving credit facility was 3.65%. The Company is required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the term loan without any penalties. On August 17, 2017 the Company made a voluntary principal payment on the term loan in the amount of $50,000 with a portion of the net proceeds from its equity offering completed on August 14, 2017. The Company exercised its option to apply the prepayment in forward order to principal installments on its term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3,000 on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. As of June 30, 2019, the outstanding principal amount of the Company’s term loan and revolving credit facility was $115,000.
The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Credit Agreement generally prohibits the LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2,000 in any fiscal year, and (iv) share repurchase payments up to $35,000 in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10,000 in any fiscal year, subject to compliance with other financial covenants.
In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs in fiscal year 2017. These costs, in addition to the unamortized balance for lenders in the syndicate who experienced an insubstantial modification of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheet.
The Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its term loan under the Credit Agreement (refer to Note 14) and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of March 31, 2018 and June 30, 2017, are reflected as noncurrent. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
On May 8, 2019, the Company entered into the Second Incremental Facility Amendment and Second Amendment (the “Amendment”) to the Credit Agreement dated as of June 28, 2017. The Amendment converted $35,000 of the outstanding principal amount under the term loan to outstanding borrowings under the revolving credit facility, increased the borrowing capacity of the revolving credit facility by $35,000 and extended the maturity date of the revolving credit facility by two years to July 1, 2024. In connection with the Amendment, the Company wrote off $137 of deferred financing costs and capitalized an additional $370 of deferred financing cost related to insubstantial modification leaving an unamortized balance of $1,367 in deferred financing costs. These are being amortized into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheet.
Covenant Compliance
As of June 30, 2019 and 2018, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the Previously Existing Credit Agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 13. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's consolidated statements of operations and comprehensive income. For the fiscal year ended ended June 30, 2019 the Company record a loss of $350 and for the fiscal year ended June 30, 2018, the Company recorded a gain of $369, for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2019	2018
Beginning balance	$55,046	$82,291
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	2,676	1,685
Adjustment for change in estimated tax rate	(103)	(24,637)
Payment under tax receivable agreement	(3,865)	(4,293)
	53,754	55,046
Less current portion under tax receivable agreement	(3,592)	(3,932)
Ending balance	$50,162	$51,114
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
During the second quarter of fiscal 2018, the U.S. Congress enacted tax legislation called the Tax Cuts and Jobs Act of 2017 ("the Tax Act") on December 22, 2017, which, among other provisions, lowered the Company's U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act lowered the estimated tax rate used to compute the Company's future tax obligations and, in turn, reduced the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability, resulted in a decrease in the tax receivable agreement liability of $30,317 during the second quarter of fiscal 2018. Refer to Note 12 for further information on the Tax Act. Also, during the first quarter of fiscal 2018, the Company acquired Cobalt, which expanded the Company's footprint into new state tax jurisdictions. This change in the Company's state tax posture increased the estimated tax rate used in computing the Company's future tax obligations and, in turn, increased the future tax benefit expected to be realized by the Company related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC. The change in the underlying tax-rate assumptions used to estimate the tax receivable agreement liability resulted in an increase in the tax receivable agreement liability of $6,047 during the first quarter of fiscal 2018. These amounts are included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Additionally, during the second quarter of fiscal 2019, the Company analyzed the impact of the Pursuit acquisition on its state footprint and determined that there was an immaterial change to the estimated tax rate used in computing the Company's future tax obligations.
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
As of June 30, 2019 and 2018, the Company recorded deferred tax assets of $110,545 and $107,293, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 12. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2020.
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

On December 22, 2017, the Tax Act was enacted which, among a number of its provisions, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company's statutory tax rate for fiscal year 2019 is 21% as a result of the change in statutory rates. For fiscal year 2018, we recorded an increase to income tax expense of $44,500 for the remeasurement of deferred taxes on the enactment date and the deferred tax impact related to the reduction in the tax receivables agreement liability.
The components of provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Current tax expense:
Federal	$11,240	$10,111	$6,094
State	3,368	1,758	1,134
Foreign	725	756	788
Total Current	15,333	12,625	8,016
Deferred tax expense:
Federal	5,336	51,358	9,132
State	1,609	(5,369)	615
Foreign	(182)	(196)	(170)
Total Deferred	6,763	45,793	9,577
Income tax expense	$22,096	$58,418	$17,593

The income tax expense differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Federal tax provision at statutory rate	21.0%	28.0%	35.0%
Change in federal statutory rate	—	36.2	—
State income taxes, net of federal benefit	4.4	3.9	3.4
Permanent differences attributable to partnership investment	(0.8)	(0.1)	0.4
Section 199 deductions	—	(1.2)	(1.4)
Non-controlling interest	(0.9)	(1.0)	(1.9)
Change in valuation allowance	—	(0.4)	1.1
Other, net	0.4	—	(0.4)
Total income tax expense on continuing operations	24.1%	65.4%	36.2%
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
The components of the Company's net deferred income tax assets and liabilities at June 30, 2019 and 2018 are as follows:

	As of June 30,
	2019	2018
Deferred tax assets:
Partnership basis differences	$69,632	$73,812
Fixed assets and intangibles	—	5
Accrued liabilities and reserves	428	391
State tax credits and NOLs	3,902	2,938
Foreign tax credits	761	—
Acquisition costs	6	—
Other	337	35
(Less) valuation allowance	(14,252)	(12,716)
Total deferred tax assets	60,814	64,465
Deferred tax liabilities:
Fixed assets and intangibles	545	687
Other	7	14
Total deferred tax liabilities	552	701
Total net deferred tax assets	$60,262	$63,764
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2019 and 2018, the Company concluded that $14,252 and $12,716, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2034. Additionally, a valuation allowance was recorded related to a foreign tax credit carryforward that is not expected to be utilized in the future.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for years 2016 through 2018, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2015 through 2018. The Company closed the IRS examination of its June 30, 2015 return during the fourth quarter of fiscal 2019, resulting in an immaterial adjustment to its tax liability.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2019, 2018, 2017 is as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Balance as of July 1	$329	$113	$66
Additions based on tax positions taken during the current period	1,216	216	47
Reductions for settlements with taxing authorities	(144)	—	—
Balance as of June 30	$1,401	$329	$113
In fiscal year 2019, the Company settled $144 related to the fiscal year 2015 audit in connection with inventory subject to Internal Revenue Code Sec. 263A. Also in fiscal year 2019, the Company recorded $922 in connection with its state tax filing positions. As of June 30, 2019, it is reasonably possible that $398 of the total unrecognized tax benefits recorded will reverse within the next twelve months. Of the total unrecognized tax benefits recorded on the balance sheet, $1,103 would impact the effective tax rate once settled.
As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. At June 30, 2019, we had $157 of accrued interest related to unrecognized tax benefits.
The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2019 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
13. Fair Value Measurements
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

Assets and liabilities that had recurring fair value measurements as of June 30, 2019 and 2018 were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019:
Interest rate swap not designated as cash flow hedge	$68	$—	$68	$—
Total assets at fair value	$68	$—	$68	$—

As of June 30, 2018:
Interest rate swap not designated as cash flow hedge	$418	$—	$418	$—
Total liabilities at fair value	$418	$—	$418	$—
Fair value measurement for the Company's interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of June 30, 2019 or 2018, respectively.
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
There were no impairments recorded in connection with tangible and intangible long-lived assets for fiscal years ended June 30, 2019, 2018 or 2017, respectively.
14. Stockholders' Equity
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
The aggregate gross proceeds from the Offering was $58,075. Of these proceeds, the Company received $55,317 after deducting $2,758 in underwriting discounts and commissions. Of the net proceeds received from the Offering, $50,000 was used to repay amounts outstanding on its loans under the Credit Agreement (Refer to Note 10). The remaining net proceeds were used for general working capital purposes.
Exchange of LLC Units for Class A Common Stock
During fiscal year 2017, four non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, one share of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2017 the Company had a total of 19 shares of its Class B Common Stock issued and outstanding.

During fiscal year 2018, eleven non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, one share of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2018, the Company had a total of 17 shares of its Class B Common Stock issued and outstanding.
During fiscal year 2019, five non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, two shares of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2019, the Company had a total of 15 shares of its Class B Common Stock issued and outstanding.
Stock Repurchase Program
On June 18, 2019, the board of directors of the Company authorized a stock repurchase program to allow for repurchase of up to $35,000 of the Company’s Class A Common Stock and the LLC's LLC units for the period from July 1, 2019 to July 1, 2020 (the “Repurchase Program”).
Under the Repurchase Program, the Company may repurchase its Class A Common Stock and the LLC Units at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company intends to fund repurchases under the Repurchase Program from cash on hand. In accordance with the LLC Agreement, in connection with any repurchases by the Company under the Repurchase Program, the LLC must redeem an equal number of LLC Units held by the Company as shares of Class A Common Stock repurchased by the Company at a redemption price equal to the redemption price paid for the Class A Common Stock repurchased by the Company. The Company has no obligation to repurchase any shares under the Repurchase Program and may suspend or discontinue it at any time.
During the fiscal year ended June 30, 2017, no additional shares were repurchased under the previous program, which expired on February 8, 2017. As of June 30, 2019 no shares have been repurchased under the existing Repurchase Program.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2019, the Company held 20,852,640 LLC Units, representing a 96.2% economic interest in the LLC, while non-controlling LLC Unit holders held 830,152 LLC Units, representing a 3.8% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
As discussed in Note 3, net profits and net losses of the LLC will generally be allocated to the LLC’s members (including the Company) pro rata in accordance with the percentages of their respective limited liability company interests. The LLC Agreement provides for cash distributions to the holders of LLC Units if the Company determines that the taxable income of the LLC will give rise to taxable income for its members. In accordance with the LLC Agreement, the Company intends to cause the LLC to make cash distributions to holders of LLC Units for purposes of funding their tax obligations in respect of the income of the LLC that is allocated to them.
15. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan

On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2019, there were 854,287 shares available for future issuance under Incentive Plan.
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
The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30,
	2019		2018		2017
	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	144,000	$27.24	104,000	$25.85	—	$—
Options granted	69,973	40.82	40,000	30.87	104,000	25.85
Options exercised	(28,500)	26.29	—	—	—	—
Options canceled	—	—	—	—	—	—
Outstanding options at end of year	185,473	$32.51	144,000	$27.24	104,000	$25.85
Exercisable at end of year	33,500	$26.97	26,000	$25.85	—	$—
The Company expects all outstanding options to vest. The weighted average remaining contractual life of options outstanding and options outstanding and exercisable as of June 30, 2019 was 4.55 years and 4.08 years, respectively. The total intrinsic value of options exercised during the year ended June 30, 2019 was $732. The total intrinsic value of options outstanding and options outstanding and exercisable at June 30, 2019 was $1,339 and $398, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. For the fiscal year ended June 30, 2017, the Company issued 6,857 shares of Class A Common Stock and 37,727 restricted stock units with a weighted-average grant date fair value of $15.42 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2018, the Company issued 4,567 shares of Class A Common Stock and 23,838 restricted stock units with a weighted-average grant date fair value of $30.52 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2019, the Company issued 853 shares of Class A Common Stock and 17,663 restricted stock units with a weighted-average grant date fair value of $42.29 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2019		2018		2017
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	227,154	$20.84	225,854	$15.77	140,908	$16.17
Granted	107,321	41.63	102,738	30.80	168,227	15.55
Vested	(103,811)	22.98	(99,613)	19.57	(81,181)	15.95
Forfeited	(4,424)	25.00	(1,825)	22.58	(2,100)	18.52
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	226,240	$29.64	227,154	$20.84	225,854	$15.77
As of June 30, 2019, the weighted-average years non-vested for service period awards and performance target awards was approximately 1.0 years and 0.5 year, respectively.
Stock compensation expense attributable to all of the Company's equity awards was $2,607, $1,973 and $1,396 for fiscal years 2019, 2018 and 2017, respectively, including $283 of expense related to profit interest awards previously granted prior to the IPO under the former LLC agreement for fiscal year 2017 and is included in general and administrative expense in the Company's consolidated statement of operations and comprehensive income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal year 2019, the Company withheld approximately 26,458 shares at an aggregate cost of approximately $1,219, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested. As of June 30, 2019 and 2018, unrecognized compensation cost related to nonvested, share-based compensation was $6,431 and $4,428, respectively.
16. Net Earnings Per Share
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2019	2018	2017
Basic:
Net income attributable to Malibu Boats, Inc.	$66,066	$27,613	$28,358
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,645,973	20,012,627	17,708,924
Weighted-average participating restricted stock units convertible into Class A Common Stock	186,472	166,754	137,970
Basic weighted-average shares outstanding	20,832,445	20,179,381	17,846,894
Basic net income per share	$3.17	$1.37	$1.59

Diluted:
Net income attributable to Malibu Boats, Inc.	$66,066	$27,613	$28,358
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,832,445	20,179,381	17,846,894
Restricted stock units granted to employees	119,476	101,563	104,438
Weighted-average stock options convertible into Class A Common Stock	14,618	266	—
Diluted weighted-average shares outstanding [1]	20,966,539	20,281,210	17,951,332
Diluted net income per share	$3.15	$1.36	$1.58
1 The Company excluded 930,125, 1,205,249, and 1,397,447 potentially dilutive shares from the calculation of diluted net income per share for the fiscal year ended June 30, 2019, 2018, and 2017, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated returns reserve and related consolidated statement of operations accounts accordingly. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $239,315 and $163,626 as of June 30, 2019 and 2018, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. During fiscal year ended June 30, 2019, the Company agreed to accept a return associated with the repurchase of eight units from the lender of two of its former dealers. In fiscal 2020, these boats were resold above their cost. In 2018 and 2017, no units were repurchased. Accordingly, the Company did not carry a reserve for repurchases as of June 30, 2019 and 2018, respectively.
Lease Commitments
In connection with a sale-leaseback transaction as of March 2008, the Company now leases its manufacturing and office facilities for $171 per month with periodic inflationary adjustments, plus the payment of property taxes, normal maintenance, and insurance on the property under an agreement which expires March 2028, with three 10-year options to extend, at the Company’s discretion. Refer to Note 6 for more information.

The Company also has various other leases for operating facilities in both the U.S. and Australia and machinery and equipment under operating leases that expire over the next twelve months. The total rental expense for fiscal years ended June 30, 2019, 2018 and 2017 was $2,746, $2,568, and $2,384, respectively.
Future minimum lease payments under noncancelable operating leases as of June 30, 2019, are as follows:

As of June 30, 2019
Fiscal Year
2020	$2,552
2021	2,541
2022	2,432
2023	2,489
2024	2,649
Thereafter	8,577
$21,240
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of June 30, 2019 that would not be covered by our insurance.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2019 or June 30, 2018 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
The Company has filed two actions against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. On January 12, 2018, the Company filed a complaint alleging Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. On June 19, 2019, the Company filed a second action alleging Skier’s Choice’s infringement of a fourth utility patent - U.S. Patent No. 10,322,777 - also related to wake surfing technology. In both actions, Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. The parties are currently engaged in discovery. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit. Trial in the first action is set for January 21, 2020. Trial in the second action has not yet been set.

18. Related Party Transactions
As of June 30, 2019, there were two non-employee members of the Company's board of directors that are also shareholders of the Company and receive an annual retainer as compensation for services rendered. On November 2, 2018, one non-employee member of the Company's board of directors that is also a shareholder departed from the board. For the fiscal years ended June 30, 2019, 2018 and 2017, $347, $421 and $374, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $51 and $75 was a prepayment for services through the 2019 and 2018 annual meetings for each of the years ended June 30, 2019 and 2018, respectively.
19. Segment Reporting
The following table presents financial information for the Company’s reportable segments for fiscal years ended June 30, 2019, 2018, and 2017.

Fiscal Year Ended June 30, 2019
	Malibu US	Cobalt [1]	Pursuit [2]	Malibu Australia	Eliminations	Total
Net sales	$362,082	$206,598	$102,807	$25,617	$(13,088)	$684,016
Affiliate (or intersegment) sales	13,088	—	—	—	(13,088)	—
Net sales to external customers	348,994	206,598	102,807	25,617	—	684,016
Depreciation and amortization	7,127	5,252	3,034	547	—	15,960
Net income before provision for income taxes	52,804	28,691	8,946	1,681	(325)	91,797
Capital expenditures	9,014	4,404	4,381	139	—	17,938
Long-lived assets	40,700	117,702	96,312	8,507	—	263,221
Total assets	$363,209	$151,481	$114,679	$22,353	$(200,408)	$451,314

Fiscal Year Ended June 30, 2018
	Malibu US	Cobalt [1]	Pursuit [2]	Malibu Australia	Eliminations	Total
Net sales	$302,115	$180,315	$—	$23,445	$(8,873)	$497,002
Affiliate (or intersegment) sales	8,873	—	—	—	(8,873)	—
Net sales to external customers	293,242	180,315	—	23,445	—	497,002
Depreciation and amortization	6,859	5,386	—	609	—	12,854
Net income before provision for income taxes	68,015	19,717	—	1,770	(115)	89,387
Capital expenditures	9,248	1,170	—	31	—	10,449
Long-lived assets	39,388	118,512	—	9,396	—	167,296
Total assets	$327,181	$157,616	$—	$20,128	$(139,157)	$365,768

Fiscal Year Ended June 30, 2017
	Malibu US	Cobalt [1]	Pursuit [2]	Malibu Australia	Eliminations	Total
Net sales	$267,552	$—	$—	$22,995	$(8,610)	$281,937
Affiliate (or intersegment) sales	8,610	—	—	—	(8,610)	—
Net sales to external customers	258,942	—	—	22,995	—	281,937
Depreciation and amortization	6,115	—	—	633	—	6,748
Net income before provision for income taxes	46,927	—	—	1,893	(152)	48,668
Capital expenditures	9,183	—	—	79	—	9,262
Long-lived assets	36,089	—	—	10,323	—	46,412
Total assets	$222,252	$—	—	$19,099	$(17,688)	$223,663
1 Represents the results of the Cobalt since the acquisition on July 6, 2017.
2 Represents the results of the Pursuit since the acquisition on October 15, 2018.

Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 15% of consolidated net sales in fiscal year 2019, which included sales of Malibu U.S., Cobalt and Pursuit.
20. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2019
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net sales	$194,822	$199,918	$165,793	$123,483	$684,016
Gross profit	47,732	49,722	38,315	30,501	166,270
Operating income	29,854	30,562	20,944	16,752	98,112
Net income	20,485	22,203	14,998	12,015	69,701
Net income attributable to non-controlling interest	1,073	1,104	741	717	3,635
Net income attributable to Malibu Boats, Inc.	$19,412	$21,099	$14,257	$11,298	$66,066
Basic net income per share	$0.93	$1.01	$0.68	$0.55	$3.17
Diluted net income per share	$0.92	$1.01	$0.68	$0.54	$3.15

	Quarter Ended				Fiscal Year Ended June 30, 2018
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net sales	$138,659	$140,429	$114,373	$103,541	$497,002
Gross profit	33,540	36,363	27,516	22,923	120,342
Operating income	19,513	23,947	15,655	10,952	70,067
Net income (loss)	13,343	16,796	(5,584)	6,414	30,969
Net income income attributable to non-controlling interest	904	1,124	799	529	3,356
Net income (loss) attributable to Malibu Boats, Inc.	$12,439	$15,672	$(6,383)	$5,885	$27,613
Basic net income (loss) per share	$0.61	$0.76	$(0.31)	$0.31	$1.37
Diluted net income (loss) per share	$0.60	$0.76	$(0.31)	$0.31	$1.36

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of June 30, 2019, our internal control over financial reporting is effective based on those criteria.
As discussed in Note 4 to our consolidated financial statements, we acquired Pursuit on October 15, 2018. As permitted by guidelines established by the SEC for newly acquired business, we excluded Pursuit from the scope of our annual report on internal controls over financial reporting for the fiscal year ended June 30, 2019. Pursuit contributed approximately $114.7 million to our consolidated total assets as of June 30, 2019 and $102.8 million to our consolidated revenues for the fiscal year ended June 30, 2019. We are in the process of integrating this business into our overall internal controls over financial reporting process and plan to include it in our scope for the fiscal year ended June 30, 2020.
Report of Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2019 consolidated financial statements included in this Annual Report on Form 10‑-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2019, which is included herein.
Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, we completed the acquisition of Pursuit. Prior to the acquisition, Pursuit was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Pursuit and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.

Other than our integration of Pursuit, there have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV.
Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2019, 2018, and 2017.

•	Consolidated Balance Sheets as of June 30, 2019 and 2018.

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018, and 2017.

•	Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018, and 2017.

•	Notes to Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
3. Exhibits
The exhibits filed as part of this Annual Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [2]
3.2	Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [2]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Description of Class A Common Stock
4.2	Form of Class A Common Stock Certificate [2]
4.3	Form of Class B Common Stock Certificate [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.1
Second Amended and Restated Credit Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [1]

10.2
Second Amended and Restated Security Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent [1]

10.3
First Incremental Facility Amendment and First Amendment dated August 21, 2018 to the Second Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [11]

10.4
Second Incremental Facility Amendment and Second Amendment, dated May 14, 2019, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank[12]

10.5	+Engine Supply Agreement dated November 14, 2016 between Malibu Boats, LLC and General Motors LLC [9]
10.6*	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.7*	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.8*	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.9*	Long-Term Incentive Plan [2]
10.10*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.11*	Form of Stock Option Agreement for Long-Term Incentive Plan [10]
10.12*	Form of Restricted Stock Agreement for Long-Term Incentive Plan [10]
10.13*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive) [10]
10.14*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive) [10]
10.15*	Form of Indemnification Agreement [7]
10.16*	Director Compensation Policy
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
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

32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 29, 2017.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on October 3, 2014.

(7)	Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-192862) filed on December 13, 2013.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 4, 2016.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 1, 2017.

(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 001-36290) filed on September 8, 2017.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on August 22, 2018.

(12)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on May 15, 2019.

Item 16.     Form 10-K Summary

None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

August 29, 2019	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

August 29, 2019	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer		August 29, 2019
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Wayne R. Wilson		August 29, 2019
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael K. Hooks		August 29, 2019
Michael K. Hooks	Chairman of the Board and Director
/s/ James R. Buch		August 29, 2019
James R. Buch	Director
/s/ Ivar S. Chhina		August 29, 2019
Ivar S. Chhina	Director
/s/ Michael J. Connolly		August 29, 2019
Michael J. Connolly	Director
/s/ Mark W. Lanigan		August 29, 2019
Mark W. Lanigan	Director
/s/ Joan M. Lewis		August 29, 2019
Joan M. Lewis	Director
/s/ Peter E. Murphy		August 29, 2019
Peter E. Murphy	Director
/s/ John E. Stokely		August 29, 2019
John E. Stokely	Director