Form 10-Q
period 2019-09-30
MALIBU BOATS, INC.
filed 2019-11-07
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36290

MALIBU BOATS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	5075 Kimberly Way,	Loudon,	Tennessee	37774	46-4024640
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices, including zip code)				(I.R.S. Employer Identification No.)

(865)	458-5478
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	MBUU	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of November 5, 2019:	20,465,064	shares
Class B Common Stock, par value $0.01, outstanding as of November 5, 2019:	15	shares

1

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Net sales	$172,080	$123,483
Cost of sales	132,079	92,982
Gross profit	40,001	30,501
Operating expenses:
Selling and marketing	5,066	3,498
General and administrative	10,668	8,971
Amortization	1,584	1,280
Operating income	22,683	16,752
Other (income) expense, net:
Other income, net	(10)	(17)
Interest expense	1,167	1,171
Other expense, net	1,157	1,154
Income before provision for income taxes	21,526	15,598
Provision for income taxes	4,844	3,583
Net income	16,682	12,015
Net income attributable to non-controlling interest	823	717
Net income attributable to Malibu Boats, Inc.	$15,859	$11,298

Comprehensive income:
Net income	$16,682	$12,015
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(623)	(404)
Other comprehensive loss, net of tax	(623)	(404)
Comprehensive income, net of tax	16,059	11,611
Less: comprehensive income attributable to non-controlling interest, net of tax	792	693
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$15,267	$10,918

Weighted average shares outstanding used in computing net income per share:
Basic	20,830,121	20,640,418
Diluted	20,928,741	20,750,353
Net income available to Class A Common Stock per share:
Basic	$0.76	$0.55
Diluted	$0.76	$0.54

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2019	June 30, 2019
Assets
Current assets
Cash	$32,345	$27,392
Trade receivables, net	22,962	27,961
Inventories, net	75,286	67,768
Prepaid expenses and other current assets	6,075	4,530
Total current assets	136,668	127,651
Property, plant and equipment, net	72,978	65,756
Goodwill	51,160	51,404
Other intangible assets, net	144,415	146,061
Deferred tax assets	58,926	60,407
Other assets	15,658	35
Total assets	$479,805	$451,314
Liabilities
Current liabilities
Accounts payable	$29,240	$21,174
Accrued expenses	48,907	49,097
Income taxes and tax distribution payable	3,280	1,469
Payable pursuant to tax receivable agreement, current portion	3,592	3,592
Total current liabilities	85,019	75,332
Deferred tax liabilities	113	145
Other liabilities	17,099	1,689
Payable pursuant to tax receivable agreement, less current portion	50,162	50,162
Long-term debt	113,735	113,633
Total liabilities	266,128	240,961
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,465,064 shares issued and outstanding as of September 30, 2019; 20,852,640 issued and outstanding as of June 30, 2019	203	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 15 shares issued and outstanding as of September 30, 2019; 15 shares issued and outstanding as of June 30, 2019	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and June 30, 2019	—	—
Additional paid in capital	102,400	113,004
Accumulated other comprehensive loss	(3,451)	(2,828)
Accumulated earnings	108,008	93,852
Total stockholders' equity attributable to Malibu Boats, Inc.	207,160	204,235
Non-controlling interest	6,517	6,118
Total stockholders’ equity	213,677	210,353
Total liabilities and stockholders' equity	$479,805	$451,314
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$(2,828)	$93,852	$6,118	$210,353
Net income	—	—	—	—	—	—	15,859	823	16,682
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	435	—	—	—	435
Issuances of equity for services	—	—	—	—	80	—	—	—	80
Repurchase and retirement of common stock	(383)	(4)	—	—	(11,119)	—	—	—	(11,123)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(399)	(399)
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	(25)	(648)
Balance at September 30, 2019	20,465	$203	15	$—	$102,400	$(3,451)	$108,008	$6,517	$213,677

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$(1,984)	$27,789	$5,502	$139,871
Net Income	—	—	—	—	—	—	11,298	717	12,015
Stock based compensation, net of withholding taxes on vested equity awards	(4)	—	—	—	(50)	—	—	—	(50)
Issuances of equity for services	—	—	—	—	71	—	—	—	71
Issuances of equity for exercise of options	26	—	—	—	672	—	—	—	672
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,553)	—	—	—	(2,553)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,138	—	—	—	3,138
Exchange of LLC for Class A Common Stock	199	2	—	—	1,047	—	—	(1,047)	2
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions of LLC Unit Holders	—	—	—	—	—	—	—	(354)	(354)
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(15)	(419)
Balance at September 30, 2018	20,776	$206	16	$—	$110,685	$(2,388)	$39,087	$4,803	$152,393

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2019	2018
Operating activities:
Net income	$16,682	$12,015
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	677	476
Non-cash compensation to directors	207	71
Depreciation	3,097	1,863
Amortization	1,584	1,280
Deferred income taxes	1,454	1,032
Other items, net	696	(6)
Change in operating assets and liabilities:
Trade receivables	4,817	1,771
Inventories	(7,626)	(8,599)
Prepaid expenses and other assets	(1,728)	(325)
Accounts payable	8,378	3,839
Income taxes payable	1,979	1,250
Accrued expenses	(2,029)	(1,516)
Other liabilities	(475)	33
Net cash provided by operating activities	27,713	13,184
Investing activities:
Purchases of property, plant and equipment	(10,704)	(2,190)
Net cash used in investing activities	(10,704)	(2,190)
Financing activities:
Proceeds received from exercise of stock option	—	672
Cash paid for withholding taxes on vested restricted stock	(239)	(526)
Distributions to LLC Unit holders	(568)	(556)
Repurchase and retirement of common stock	(11,123)	—
Net cash provided by financing activities	(11,930)	(410)
Effect of exchange rate changes on cash	(126)	(38)
Changes in cash	4,953	10,546
Cash—Beginning of period	27,392	61,623
Cash—End of period	$32,345	$72,169

Supplemental cash flow information:
Cash paid for interest	$1,169	$1,153
Cash paid for income taxes	597	1,016

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2019, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at September 30, 2019, and the results of its operations for the three month periods ended September 30, 2019 and September 30, 2018, and its cash flows for the three month periods ended September 30, 2019 and September 30, 2018. Operating results for the three months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2020. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Segment Information
During the three months ended September 30, 2019, the Company revised its segment reporting to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. The Company previously had four reportable segments, Malibu U.S., Malibu Australia, Cobalt and Pursuit. Beginning with the three months ended September 30, 2019, the Company is aggregating Malibu U.S. and Malibu Australia into one reportable segment as they have similar economic characteristics and qualitative factors and as a result has three reportable segments, Malibu, Cobalt and Pursuit. See Note 18 for revised segment information for the current and prior periods.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842).  The amendments in this update create ASC Topic 842, Leases, and supersede the requirements in ASC Topic 840, Leases.  ASC Topic 842 requires lessees to recognize on the balance sheet a right‑of‑use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In June 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvement, which provides entities with an additional (optional) transition method to adopt the new lease standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On July 1, 2019, the Company adopted the new leasing standard and all the related amendments. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.
The Company made an accounting policy election to not record leases with an initial term of 12 months or less on the balance sheet. The Company also elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all payments associated with a lease contract are accounted for as lease cost.
The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the optional transition approach, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 11 for further information regarding the Company’s leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019, and is effective for the Company’s fiscal year beginning July 1, 2020. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements and related disclosures.
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2019
	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$82,083	$49,300	$35,806	$167,189
Part and other sales	3,797	851	243	4,891
Total revenue	$85,880	$50,151	$36,049	$172,080

Revenue by geography:
North America	$78,917	$48,758	$32,251	$159,926
International	6,963	1,393	3,798	12,154
Total revenue	$85,880	$50,151	$36,049	$172,080

	Three Months Ended September 30, 2018
	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$71,911	$47,439	$—	$119,350
Part and other sales	3,312	821	—	4,133
Total revenue	$75,223	$48,260	$—	$123,483

Revenue by geography:
North America	$67,858	$44,974	$—	$112,832
International	7,365	3,286	—	10,651
Total revenue	$75,223	$48,260	$—	$123,483
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
3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statement of operations and comprehensive income represents the portion of earnings attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of September 30, 2019		As of June 30, 2019
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	830,152	3.9%	830,152	3.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,465,064	96.1%	20,852,640	96.2%
	21,295,216	100.0%	21,682,792	100.0%

Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2019, the Company caused the LLC to issue a total of 2,947 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services and (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"). During the three months ended September 30, 2019, 7,119 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 7,119 treasury shares in accordance with the LLC Agreement. During the three months ended September 30, 2019, 383,404 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 383,404 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2019 and June 30, 2019, tax distributions payable to non-controlling LLC Unit holders were $399 and $568, respectively. During the three months ended September 30, 2019 and 2018, tax distributions paid to the non-controlling LLC Unit holders were $568 and $556, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
4. Acquisitions
Pursuit
On October 15, 2018, the Company completed its acquisition of the assets of Pursuit. The aggregate purchase price for the transaction was $100,073, funded with cash and borrowings under the Company's credit agreement. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of working capital in the business at the closing date. The Company accounted for the transaction in accordance with ASC Topic 805, Business Combinations.
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

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
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
Acquisition-related costs of $1,293, which were incurred by the Company in in the first quarter of fiscal year 2019 related to the Pursuit acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the three months ended September 30, 2018.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2019 and 2018, assumes that the acquisition of Pursuit occurred as of July 1, 2018. The unaudited interim pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2019 or the results that may occur in the future:

	Three Months Ended September 30,
	2019	2018
Net sales	$172,080	$158,699
Net income	16,682	15,530
Net income attributable to Malibu Boats, Inc.	15,859	14,610
Basic earnings per share	$0.76	$0.71
Diluted earnings per share	$0.76	$0.71

5. Inventories
Inventories, net consisted of the following:

	As of September 30, 2019	As of June 30, 2019
Raw materials	$50,852	$45,910
Work in progress	12,944	10,839
Finished goods	11,490	11,019
Total inventories	$75,286	$67,768

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30, 2019	As of June 30, 2019
Land	$2,194	$2,194
Building and leasehold improvements	29,476	28,957
Machinery and equipment	48,941	46,618
Furniture and fixtures	6,850	6,734
Construction in process	17,079	9,764
	104,540	94,267
Less: Accumulated depreciation	(31,562)	(28,511)
Property, plant and equipment, net	$72,978	$65,756

Depreciation expense was $3,097 and $1,863 for the three months ended September 30, 2019 and 2018, respectively, substantially all of which was recorded in cost of sales. During the first quarter of fiscal 2019, the Company disposed of various molds for models not currently in production with zero net book value and historical costs of $3,285.
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended September 30, 2019 were as follows:

Goodwill as of June 30, 2019	$51,404
Effect of foreign currency changes on goodwill	(244)
Goodwill as of September 30, 2019	$51,160

The components of other intangible assets were as follows:

	As of September 30, 2019	As of June 30, 2019	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,216	$1,264	5	0.1
Dealer relationships	111,253	111,339	8-20	18.0
Patent	3,986	3,986	12-15	12.8
Trade name	24,667	24,667	15	2.0
Non-compete agreement	47	49	10	5.1
Backlog	84	88	0.3	0.0
Total	141,253	141,393
Less: Accumulated amortization	(60,338)	(58,832)
Total definite-lived intangible assets, net	80,915	82,561
Indefinite-lived intangible:
Trade name	63,500	63,500
Total other intangible assets, net	$144,415	$146,061

Amortization expense recognized on all amortizable intangibles was $1,584 and $1,280 for the three months ended September 30, 2019 and 2018, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:
Remainder of 2020	$4,545
2021	6,052
2022	4,551
2023	4,414
2024	4,414
Thereafter	56,939
$80,915

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2019	As of June 30, 2019
Warranties	$25,034	$23,820
Dealer incentives	9,028	7,394
Accrued compensation	8,473	13,122
Current operating lease liabilities	1,978	—
Accrued legal and professional fees	750	740
Accrued interest	110	161
Other accrued expenses	3,534	3,860
Total accrued expenses	$48,907	$49,097

9. Product Warranties
Malibu and Axis brands have a limited warranty for a period up to five years for both Malibu and Axis brand boats. Prior to fiscal year 2016, the Company provided a limited warranty for a period of up to three years for its Malibu brand boats and two years for its Axis boats. For its Cobalt brand boats, the Company provides a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount. In addition, the Company provides a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. For Pursuit boats, the Company provides a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom. Some materials, components or parts of the boat that are not covered by the Company’s limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components. The Company provides a limited warranty of up to five years of five-hundred hours on engines that it manufactures for Malibu and Axis models.
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2019	2018
Beginning balance	$23,820	$17,217
Add: Warranty expense	3,906	2,916
Less: Warranty claims paid	(2,692)	(2,134)
Ending balance	$25,034	$17,999

10. Financing
Outstanding debt consisted of the following:

	As of September 30, 2019	As of June 30, 2019
Term loans	$75,000	$75,000
Revolving credit loan	40,000	40,000
Less unamortized debt issuance costs	(1,265)	(1,367)
Total debt	113,735	113,633
Less current maturities	—	—
Long-term debt less current maturities	$113,735	$113,633

Long-Term Debt
The Company currently has a revolving credit facility with borrowing capacity of up to $120,000 and a $75,000 term loan outstanding. As of September 30, 2019, the Company had $40,000 outstanding under its revolving credit facility and $1,200 in outstanding letters of credit. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement (the “Credit Agreement”) with Malibu Boats, LLC (“Boats LLC”) as the borrower and SunTrust Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2019, the interest rate on the Company’s term loan and revolving credit facility was 3.27%. The Company is required to pay a commitment fee for the unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.

The Credit Agreement permits prepayment of the term loan without any penalties. On August 17, 2017 the Company made a voluntary principal payment on the term loan in the amount of $50,000 with a portion of the net proceeds from its equity offering completed on August 14, 2017. The Company exercised its option to apply the prepayment in forward order to principal installments on its term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3,000 on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. As of September 30, 2019, the outstanding principal amount of the Company’s term loan and revolving credit facility was $115,000.
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

In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2017. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheet.
The Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its term loan under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of March 31, 2018 and June 30, 2017, are reflected as noncurrent. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
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
Covenant Compliance
As of September 30, 2019, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited interim condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 13. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2019 and 2018 the Company recorded a loss of $38 and $3, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited interim condensed consolidated statements of operations and comprehensive income.
11. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. The Company recorded right-of-use assets, included in other assets on the balance sheet, totaling $16,142 as of July 1, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised. Lease expense recorded in the three-month period ended September 30, 2019 under ASC Topic 842 was not materially different from lease expense that would have been recorded under the previous lease accounting standard.
Other information concerning the Company's operating leases accounted for under ASC Topic 842 is as follows (in thousands):

Classification		As of September 30, 2019
Assets
Right-of-use assets	Other assets	$15,622

Liabilities
Current operating lease liabilities	Accrued expenses	$1,978
Long-term operating lease liabilities	Other liabilities	15,412
Total lease liabilities		$17,390

Classification		Three months ended September 30, 2019
Operating lease costs (1)	Cost of sales	$477
	Selling, general and administrative	223

Sublease income	Other income (expense)	10

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	647
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term is 7.97 years. The weighted average discount rate determined based on the Company's incremental borrowing rate is 3.65%, as of September 30, 2019.
Future annual minimum lease payments for the following fiscal years as of September 30, 2019 are as follows:

Amount
2020 (nine months remaining)	$1,932
2021	2,495
2022	2,358
2023	2,422
2024	2,563
2025 and thereafter	8,321
Total	20,091
Less imputed interest	(2,701)
Present value of lease liabilities	$17,390

The following represents the Company's future minimum rental payments at June 30, 2019 for agreements classified as operating leases under ASC Topic 840:

Amount
2020	$2,552
2021	2,541
2022	2,432
2023	2,489
2024	2,649
2025 and thereafter	8,577
Total	$21,240

12. Tax Receivable Agreement Liability
The Company has a tax receivable agreement with the pre-IPO owners of the LLC that provides for payment by the Company to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to the Company entering into the tax receivable agreement, including those attributable to payments under the tax receivable agreement. These contractual payment obligations are obligations of the Company and not of the LLC. The Company's tax receivable agreement liability was determined on an undiscounted basis in accordance with ASC Topic 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable. The tax receivable agreement further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, the Company (or its successor) would owe to the pre-IPO owners of the LLC a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the tax receivable agreement that would be based on certain assumptions, including a deemed exchange of LLC Units and that the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the tax receivable agreement. The Company also is entitled to terminate the tax receivable agreement, which, if terminated, would obligate the Company to make early termination payments to the pre-IPO owners of the LLC. In addition, a pre-IPO owner may elect to unilaterally terminate the tax receivable agreement with respect to such pre-IPO owner, which would obligate the Company to pay to such existing owner certain payments for tax benefits received through the taxable year of the election.

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

The following table reflects the changes to the Company's tax receivable agreement liability:

	As of September 30, 2019	As of June 30, 2019
Payable pursuant to tax receivable agreement	$53,754	$55,046
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	2,676
Adjustment for change in estimated tax rate	—	(103)
Payments under tax receivable agreement	—	(3,865)
	53,754	53,754
Less current portion under tax receivable agreement	(3,592)	(3,592)
Payable pursuant to tax receivable agreement, less current portion	$50,162	$50,162

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
As of both September 30, 2019 and June 30, 2019, the Company had deferred tax assets of $110,545 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2020.
13. Fair Value Measurements
In determining the fair value of certain assets and liabilities, the Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As defined in ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets and financial liabilities recorded on the unaudited interim condensed consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Assets
Interest rate swap not designated as cash flow hedge	$30	$—	$30	$—
Total assets at fair value	$30	$—	$30	$—

As of June 30, 2019:
Assets
Interest rate swap not designated as cash flow hedge	$68	$—	$68	$—
Total assets at fair value	$68	$—	$68	$—

Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of September 30, 2019 or June 30, 2019.
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
14. Income Taxes
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
As of both September 30, 2019 and June 30, 2019, the Company maintained a total valuation allowance of $14,252 against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $761 related to foreign tax credit carryforward that is not expected to be utilized in the future.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among a number of its provisions, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law noted above as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

For the three months ended September 30, 2019 and 2018, the Company's effective tax rate was 22.5% and 23.0%, respectively. For the three months ended September 30, 2019, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC. For the three months ended September 30, 2018, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes. This effect was partially offset by a windfall benefit generated by certain stock based compensation during the quarter and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes.
15. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2019, 860,091 shares remain available for future issuance under the long term incentive plan.
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2019:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2019	185,473	$32.51
Options granted	—	—
Options exercised	—	—
Outstanding options as of September 30, 2019	185,473	32.51
Exercisable as of September 30, 2019	51,000	$31.07

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2019:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2019	226,240	$29.64
Granted	1,411	38.85
Vested	(33,667)	(23.67)
Forfeited	—	—
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2019	193,984	$30.75

Stock compensation expense attributable to the Company's share-based equity awards was $677 and $476 for the three months ended September 30, 2019 and 2018, respectively, Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statement of operations and comprehensive income. Awards vesting during the three months ended September 30, 2019, include 1,411 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2019	2018
Basic:
Net income attributable to Malibu Boats, Inc.	$15,859	$11,298
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,635,978	20,464,056
Weighted-average participating restricted stock units convertible into Class A Common Stock	194,143	176,362
Basic weighted-average shares outstanding	20,830,121	20,640,418
Basic net income per share	$0.76	$0.55

Diluted:
Net income attributable to Malibu Boats, Inc.	$15,859	$11,298
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,830,121	20,640,418
Restricted stock units granted to employees	98,620	107,030
Stock options granted to employees		2,905
Diluted weighted-average shares outstanding [1]	20,928,741	20,750,353
Diluted net income per share	$0.76	$0.54
1 The Company excluded 1,102,975 and 940,652 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2019 and 2018, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $211,325 and $239,315 as of September 30, 2019 and June 30, 2019, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. The Company did not carry a reserve for repurchases as of September 30, 2019 and June 30, 2019.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of September 30, 2019 and June 30, 2019, the Company had financing receivables of $612 and $768, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at September 30, 2019 (unaudited) or June 30, 2019 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 19, 2019, the Company filed a second action against Skier’s Choice in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief.  The Company’s complaint alleges Skier’s Choice’s surf systems on its Moomba and Supra lines of boats infringe U.S. Patent No. 10,322,777, a patent related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents.  On June 27, 2019, Skier’s Choice filed a motion to consolidate these two actions, and to continue deadlines in the earlier case for six months, which the Company opposed. On August 22, 2019, the motion for consolidation was referred by Judge Thomas Varlan to Magistrate Judge Bruce Guyton, and the two cases were stayed pending resolution of that motion. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit.
18. Segment Information
During the three months ended September 30, 2019, the Company revised its segment reporting to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. The Company previously had four reportable segments, Malibu U.S., Malibu Australia, Cobalt and Pursuit. Beginning with the three months ended September 30, 2019, the Company is aggregating Malibu U.S. and Malibu Australia into one reportable segment as they have similar economic characteristics and qualitative factors and as a result has three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world.
The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2019 and 2018, respectively, and the Company’s financial position at September 30, 2019 and June 30, 2019, respectively:

	Three Months Ended September 30, 2019
	Malibu	Cobalt	Pursuit	Total
Net sales	$85,880	$50,151	$36,049	$172,080
Income before provision for income taxes	$11,461	$5,907	$4,158	$21,526
	Three months ended September 30, 2018
	Malibu	Cobalt	Pursuit	Total
Net sales	$75,223	$48,260	$—	$123,483
Income before provision for income taxes	$8,751	$6,847	$—	$15,598

	As of September 30, 2019	As of June 30, 2019
Assets
Malibu	$200,241	$185,154
Cobalt	159,096	151,481
Pursuit	120,468	114,679
Total assets	$479,805	$451,314

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others: general industry, economic and business conditions; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our reliance on our network of independent dealers and increasing competition for dealers; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; our ability to execute our manufacturing strategy successfully; the success of our engines integration strategy; and other factors affecting us discussed under the heading “Item 1A-Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on August 29, 2019 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included herein.

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
On a consolidated basis, we achieved first quarter fiscal 2020 net sales, gross profit, net income and adjusted EBITDA of $172.1 million, $40.0 million, $16.7 million and $28.4 million, respectively, compared to $123.5 million, $30.5 million, $12.0 million and $22.9 million, respectively, for the first quarter of fiscal 2019. For the first quarter of fiscal 2020, net sales increased 39.4%, gross profit increased 31.1%, net income increased 38.8% and adjusted EBITDA increased 24.0% as compared to the first quarter of fiscal 2019. Our results for the first quarter of fiscal 2020 include Pursuit, which we acquired on October 15, 2018. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
During the three months ended September 30, 2019, the Company revised its segment reporting to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. The Company now has three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world. Malibu is our largest segment and represented 49.9% and 60.9% of our net sales for the three months ended September 30, 2019 and September 30, 2018, respectively. Cobalt represented 29.1% and 39.1% of our net sales for the three months ended September 30, 2019 and September 30, 2018, respectively. We completed the acquisition of Pursuit on October 15, 2018 and Pursuit represented 21.0% of our net sales for the three months ended September 30, 2019, respectively. See Note 18 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6.0% between 2011 and 2018, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double-digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2019, however the growth rate has decelerated compared to prior years. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 5.4% compound annual growth rate between 2011 and 2018. That growth has been driven by the outboard market, where Pursuit is focused and Cobalt is a new entrant and where we plan to meaningfully expand our market share in the future. While sterndrive propulsion, Cobalt's primary market, has been challenged, Cobalt's performance continues to be helped by market share gains and they continue to see registration growth. During 2019 the fiberglass outboard market has actually begun a modest contraction, however, in foot lengths 23 feet and greater, where Pursuit competes, the market continues to grow, and Pursuit is gaining share. We believe the combination of market growth deceleration and continued wholesale shipment growth across the industry has elevated inventory levels at competitive dealers and may provide a near-term headwind to wholesale shipment activity, market share and margins.
We expect the growing demand for our products to continue, albeit at a lower pace than the past eight years, and there are numerous variables that have the potential to impact our volumes, both positively and negatively. We also believe the substantial decrease in the price of oil, broad strength of the U.S. dollar and recently implemented tariffs have resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is another variable that could also impact demand in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered, our competitors have become more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment has continued the past few years, but we continue to maintain a strong lead over our nearest competitor in terms of market position and we believe that we are well positioned to maintain our industry leading position given our strong dealer network and new product pipeline. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
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
We generate revenue from sales of boats to our dealers. The substantial majority of our net sales are derived from the sale of boats, including optional features added at the time of the initial wholesale purchase of the boat. Net sales consists of the following:

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
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, and amortization of deferred financing costs on our credit facilities. Other income expense, net consists mostly of adjustments to our tax receivable agreement liability.
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
Net Income Attributable to Non-controlling Interest
As of September 30, 2019 and 2018, we had a 96.1%, controlling economic interest, in both periods, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

Results of Operations
The table below sets forth our unaudited interim consolidated results of operations, expressed in thousands (except unit volume and net sales per unit) and as a percentage of net sales, for the periods presented. Our unaudited interim consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals for the table below will not sum to exactly 100% due to rounding.

	Three Months Ended September 30,
	2019		2018
	$	% Revenue	$	% Revenue
Net sales	172,080	100.0%	123,483	100.0%
Cost of sales	132,079	76.8%	92,982	75.3%
Gross profit	40,001	23.2%	30,501	24.7%
Operating expenses:
Selling and marketing	5,066	2.9%	3,498	2.8%
General and administrative	10,668	6.2%	8,971	7.3%
Amortization	1,584	0.9%	1,280	1.0%
Operating income	22,683	13.2%	16,752	13.6%
Other expense, net:
Other income, net	(10)	—%	(17)	—%
Interest expense	1,167	0.7%	1,171	0.9%
Other expense, net	1,157	0.7%	1,154	0.9%
Income before provision for income taxes	21,526	12.5%	15,598	12.6%
Provision for income taxes	4,844	2.8%	3,583	2.9%
Net income	16,682	9.7%	12,015	9.7%
Net income attributable to non-controlling interest	823	0.5%	717	0.6%
Net income attributable to Malibu Boats, Inc.	15,859	9.2%	11,298	9.1%

	Three Months Ended September 30,
	2019		2018
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,014	58.7%	933	61.6%
Cobalt	570	33.0%	583	38.4%
Pursuit[1]	143	8.3%	—	—%
Total units	1,727		1,516

Net sales per unit	$99,641		$81,453
(1) We acquired substantially all of the assets of Pursuit on October 15, 2018.
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Net Sales
Net sales for the three months ended September 30, 2019 increased $48.6 million, or 39.4%, to $172.1 million as compared to the three months ended September 30, 2018. Unit volume for the three months ended September 30, 2019, increased 211 units, or 13.9%, to 1,727 units as compared to the three months ended September 30, 2018. The increase in net sales and unit volumes were driven primarily by our acquisition of Pursuit in October 2018, as well as increased demand for our Malibu and Axis brands coupled with year-over-year price increases across our Malibu, Axis and Cobalt brands.

Net sales attributable to our Malibu segment increased $10.7 million, or 14.2%, to $85.9 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Unit volumes attributable to our Malibu segment increased 81 units for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase in net sales and unit volume for Malibu was driven primarily by strong demand for new models and optional features, which led to a higher net sales per unit for Malibu and Axis models. Net sales was also impacted by year-over-year price increases on all of our Malibu and Axis models.
Net sales from our Cobalt segment increased $1.9 million, or 3.9%, to $50.2 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Unit volumes attributable to Cobalt decreased 13 units for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in Cobalt net sales was driven by year-over-year price increases on all of our Cobalt models.
Net sales and unit volume contributed by Pursuit were $36.0 million and 143 units, respectively, for the three months ended September 30, 2019. We acquired the assets of Pursuit on October 15, 2018.
Overall consolidated net sales per unit increased 22.3% to $99,641 per unit for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Net sales per unit for our Malibu segment increased 5.0% to $84,695 per unit for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, driven by strong demand for new models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 6.3% to $87,984 per unit for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, driven by year-over-year price increases. Net sales per unit for Pursuit for the three months ended September 30, 2019 was $252,091 per unit.
Cost of Sales
Cost of sales for the three months ended September 30, 2019 increased $39.1 million, or 42.0%, to $132.1 million as compared to the three months ended September 30, 2018. The increase in cost of sales was driven primarily by incremental costs contributed by Pursuit since its acquisition in October 2018 and an increase in unit volumes at our Malibu business.
Gross Profit
Gross profit for the three months ended September 30, 2019 increased $9.5 million, or 31.1%, to $40.0 million compared to the three months ended September 30, 2018. The increase in gross profit was due mainly to higher unit volumes. Gross margin for the three months ended September 30, 2019 decreased 150 basis points from 24.7% to 23.2% over the same period in the prior fiscal year primarily due to the integration of Pursuit.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2019, increased $1.6 million or 44.8% compared to the three months ended September 30, 2018 due primarily to the incremental expenses attributable to Pursuit. As a percentage of sales, selling and marketing expenses increased 10 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended September 30, 2019, increased $1.7 million, or 18.9%, to $10.7 million as compared to the three months ended September 30, 2018, largely due to incremental general and administrative expenses attributable to Pursuit. As a percentage of sales, general and administrative expenses decreased 110 basis points to 6.2% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Amortization expense for the three months ended September 30, 2019, increased $0.3 million, or 23.8% to $1.6 million compared to the three months ended September 30, 2018 due to additional amortization expense related to intangibles acquired as part of the Pursuit acquisition.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended September 30, 2019 remained flat at $1.2 million compared to the three months ended September 30, 2018. Other expense, net, consisted primarily of interest expense on our outstanding debt for each of the three months ended September 30, 2019 and 2018.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2019, increased $1.3 million, to $4.8 million compared to the three months ended September 30, 2018. This increase was primarily due to increased consolidated earnings, including Pursuit. For the three months ended September 30, 2019, our effective tax rate of 22.5% exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC. For the three months ended September 30, 2018, our effective tax rate of 23% exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes. This effect was partially offset by a windfall benefit generated by certain stock based compensation during the quarter and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2019 and 2018, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.8% and 4.7%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses, non- cash compensation expense, and expenses related to our engine development initiative. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2019	2018
Net income	$16,682	$12,015
Provision for income taxes [1]	4,844	3,583
Interest expense	1,167	1,171
Depreciation	3,097	1,863
Amortization	1,584	1,280
Professional fees [2]	335	—
Acquisition and integration related expenses [3]	—	1,357
Stock-based compensation expense [4]	677	476
Engine development [5]	—	1,152
Adjusted EBITDA	$28,386	$22,897
Adjusted EBITDA Margin	16.5%	18.5%

(1)
Provision for income taxes for the three months ended September 30, 2019 reflects an increase to income tax expense of $1.3 million primarily due to increased consolidated earnings, including Pursuit. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three months ended September 30, 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 17 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three months ended September 30, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018 and integration costs related to our acquisitions of Pursuit and Cobalt.

(4)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 15 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$15,859	$11,298
Provision for income taxes [1]	4,844	3,583
Professional fees [2]	335	—
Acquisition and integration related expenses [3]	1,073	2,110
Fair market value adjustment for interest rate swap [4]	38	3
Stock-based compensation expense [5]	677	476
Engine development [6]	—	1,152
Net income attributable to non-controlling interest [7]	823	717
Fully distributed net income before income taxes	23,649	19,339
Income tax expense on fully distributed income before income taxes [8]	5,558	4,661
Adjusted fully distributed net income	$18,091	$14,678

	Three Months Ended September 30,
	2019	2018
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,830,121	20,640,418
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [9]	830,152	1,007,802
Weighted-average unvested restricted stock awards issued to management [10]	126,516	131,604
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,786,789	21,779,824
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2019	2018
Net income available to Class A Common Stock per share	$0.76	$0.55
Impact of adjustments:
Provision for income taxes [1]	0.23	0.17
Professional fees [2]	0.02	—
Acquisition and integration related expenses [3]	0.05	0.10
Fair market value adjustment for interest rate swap [4]	—	—
Stock-based compensation expense [5]	0.03	0.02
Engine development [6]	—	0.06
Net income attributable to non-controlling interest [7]	0.04	0.03
Fully distributed net income per share before income taxes	1.13	0.93
Impact of income tax expense on fully distributed income before income taxes [8]	(0.27)	(0.23)
Impact of increased share count [11]	(0.03)	(0.03)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.83	$0.67

(1)
Provision for income taxes for the three months ended September 30, 2019 reflects an increase to income tax expense of $1.3 million primarily due to increased consolidated earnings, including Pursuit. See Note 14 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three months ended September 30, 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 17 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three months ended September 30, 2019, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt. For the three months ended September 30, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018 and integration costs related to our acquisitions of Pursuit and Cobalt. In addition for the three months ended September 30, 2018, includes $0.8 million amortization associated with our fair value step up of intangibles acquired in connection with the acquisition of Cobalt.

(4)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015.
(5)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 15 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(8)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.5% and 24.1% of income before income taxes for the three months ended September 30, 2019 and 2018, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2020 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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

	Three Months Ended September 30,
	2019	2018
Total cash provided by (used in):
Operating activities	$27,713	$13,184
Investing activities	(10,704)	(2,190)
Financing activities	(11,930)	(410)
Impact of currency exchange rates on cash balances	(126)	(38)
Increase in cash	$4,953	$10,546
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Operating Activities
Net cash provided by operating activities was $27.7 million for the three months ended September 30, 2019, compared to $13.2 million for the three months ended September 30, 2018, an increase of $14.5 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $6.8 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory and an increase of $7.7 million due to increases in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used for investing activities was $10.7 million for the three months ended September 30, 2019, compared to $2.2 million for the three months ended September 30, 2018, an increase of $8.5 million. The increase in cash used for investing activities was primarily related to the increase in capital outlays for our expansion activities at our Pursuit and Cobalt plants and normal purchases for manufacturing infrastructure, molds and equipment.
Financing Activities
Net cash used by financing activities was $11.9 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018, an increase of $11.5 million. For the three months ended September 30, 2019, we repurchased $11.1 million of our Class A Common Stock under our previously announced stock repurchase program. We paid $0.6 million in distributions to LLC unit holders and $0.2 million on taxes for shares withheld on restricted stock vestings during the three months ended September 30, 2019. During the three months ended September 30, 2018, we paid $0.6 million in distributions to LLC unit holders and $0.5 million in taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options.
Loans and Commitments
We currently have a revolving credit facility with borrowing capacity of up to $120.0 million and a $75.0 million term loan outstanding. As of September 30, 2019, we had $40.0 million outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement with Malibu Boats, LLC (“Boats LLC”) as the borrower and SunTrust Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2019, the interest rate on our term loan and revolving credit facility was 3.27%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio.
The credit agreement permits prepayment of the term loan without any penalties. On August 17, 2017 we made a voluntary principal payment on the term loan in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment in forward order to principal installments on our term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3.0 million on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of September 30, 2019, the outstanding principal amount of our term loan and revolving credit facility was $115.0 million.
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
We estimate that approximately$3.6 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2020. Management expects minimal effect on our future liquidity and capital resources.
Management expects our capital expenditures for fiscal year 2020 to be higher than our 2019 capital expenditures primarily driven by facility expansion projects at Cobalt and Pursuit. Capital expenditures for fiscal year 2020 are expected to consist primarily of the completion of ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth.
Stock Repurchase Program
On June 18, 2019, our Board of Directors authorized a stock repurchase program to allow for repurchase of up to $35.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from July 1, 2019 to July 1, 2020. We intend to fund repurchases under the Repurchase Program from cash on hand. During the three months ended September 30, 2019, we repurchased 383,404 shares of Class A Common Stock for $11.1 million in cash including related fees and expenses. As of September 30, 2019, we may repurchase up to an additional $23.9 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
All changes to our contractual obligations during the three months ended September 30, 2019 were completed in the normal course of business and are not considered material. Subsequent to September 30, 2019 we entered into purchase agreements with two suppliers for additional engines to supplement our engine inventory during the recent labor strikes at General Motors, who supplies our engine blocks for our Malibu and Axis boats.
Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase arrangements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such arrangements are customary in the industry and our exposure to loss under such arrangements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
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
Critical Accounting Policies
As of September 30, 2019, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2019, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2019.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than new processes and controls implemented in connection with the adoption of ASC Topic 842, Leases, on July 1, 2019.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2019, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our Repurchase Program during the quarter ended September 30, 2019 (in thousands).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July	—	$—	—	$35,000
August	—	—	—	35,000
September	383,404	29.01	383,404	23,877
Total	383,404	$29.01	383,404	$23,877
(1) On June 18, 2019, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $35.0 million of our Class A Common Stock and the LLC’s LLC Units for the period from July 1, 2019 to July 1, 2020. The Repurchase Program was publicly announced on June 20, 2019. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the terms of the LLC’s limited liability company agreement, an equal number of LLC Units were also canceled.
In September 2019, the Company repurchased 7,119 shares of Class A Common Stock at $30.45 per share from employees to satisfy tax withholding obligations incurred in connections with the vesting of restricted stock.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended     September 30, 2019 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Included as Exhibit 101).

(1)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2019	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer)