Form 10-Q
period 2019-12-31
MALIBU BOATS, INC.
filed 2020-02-06
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of February 5, 2020:	20,584,619	shares
Class B Common Stock, par value $0.01, outstanding as of February 5, 2020:	15	shares

1

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$180,112	$165,793	$352,192	$289,276
Cost of sales	140,244	127,478	272,323	220,460
Gross profit	39,868	38,315	79,869	68,816
Operating expenses:
Selling and marketing	4,666	4,601	9,732	8,099
General and administrative	10,078	11,232	20,746	20,203
Amortization	1,537	1,538	3,121	2,818
Operating income	23,587	20,944	46,270	37,696
Other (income) expense, net:
Other income, net	(9)	(17)	(19)	(34)
Interest expense	957	1,844	2,124	3,015
Other expense, net	948	1,827	2,105	2,981
Income before provision for income taxes	22,639	19,117	44,165	34,715
Provision for income taxes	5,041	4,119	9,885	7,702
Net income	17,598	14,998	34,280	27,013
Net income attributable to non-controlling interest	876	741	1,699	1,458
Net income attributable to Malibu Boats, Inc.	$16,722	$14,257	$32,581	$25,555

Comprehensive income:
Net income	$17,598	$14,998	$34,280	$27,013
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	615	(367)	(8)	(771)
Other comprehensive income (loss), net of tax	615	(367)	(8)	(771)
Comprehensive income, net of tax	18,213	14,631	34,272	26,242
Less: comprehensive income attributable to non-controlling interest, net of tax	907	723	1,699	1,416
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$17,306	$13,908	$32,573	$24,826

Weighted average shares outstanding used in computing net income per share:
Basic	20,591,241	20,875,243	20,710,681	20,758,095
Diluted	20,701,473	20,990,313	20,816,830	20,883,868
Net income available to Class A Common Stock per share:
Basic	$0.81	$0.68	$1.57	$1.23
Diluted	$0.81	$0.68	$1.57	$1.22

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	December 31, 2019	June 30, 2019
Assets
Current assets
Cash	$27,707	$27,392
Trade receivables, net	15,637	27,961
Inventories, net	76,783	67,768
Prepaid expenses and other current assets	5,989	4,530
Total current assets	126,116	127,651
Property, plant and equipment, net	81,368	65,756
Goodwill	51,396	51,404
Other intangible assets, net	142,934	146,061
Deferred tax assets	57,586	60,407
Other assets	15,305	35
Total assets	$474,705	$451,314
Liabilities
Current liabilities
Accounts payable	$24,774	$21,174
Accrued expenses	52,596	49,097
Income taxes and tax distribution payable	494	1,469
Payable pursuant to tax receivable agreement, current portion	3,592	3,592
Total current liabilities	81,456	75,332
Deferred tax liabilities	117	145
Other liabilities	16,772	1,689
Payable pursuant to tax receivable agreement, less current portion	50,162	50,162
Long-term debt	93,837	113,633
Total liabilities	242,344	240,961
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,583,449 shares issued and outstanding as of December 31, 2019; 20,852,640 issued and outstanding as of June 30, 2019	204	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 15 shares issued and outstanding as of December 31, 2019; 15 shares issued and outstanding as of June 30, 2019	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and June 30, 2019	—	—
Additional paid in capital	103,291	113,004
Accumulated other comprehensive loss	(2,836)	(2,828)
Accumulated earnings	124,730	93,852
Total stockholders' equity attributable to Malibu Boats, Inc.	225,389	204,235
Non-controlling interest	6,972	6,118
Total stockholders’ equity	232,361	210,353
Total liabilities and stockholders' equity	$474,705	$451,314
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$(2,828)	$93,852	$6,118	$210,353
Net income	—	—	—	—	—	—	15,859	823	16,682
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	435	—	—	—	435
Issuances of equity for services	—	—	—	—	80	—	—	—	80
Repurchase and retirement of common stock	(383)	(4)	—	—	(11,119)	—	—	—	(11,123)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(399)	(399)
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	(25)	(648)
Balance at September 30, 2019	20,465	$203	15	$—	$102,400	$(3,451)	$108,008	$6,517	$213,677
Net income	—	—	—	—	—	—	16,722	876	17,598
Stock based compensation, net of withholding taxes on vested equity awards	116	1	—	—	236	—	—	—	237
Issuances of equity for services	2	—	—	—	655	—	—	—	655
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(446)	(446)
Foreign currency translation adjustment	—	—	—	—	—	615	—	25	640
Balance at December 31, 2019	20,583	$204	15	$—	$103,291	$(2,836)	$124,730	$6,972	$232,361

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$(1,984)	$27,789	$5,502	$139,871
Net Income	—	—	—	—	—	—	11,298	717	12,015
Stock based compensation, net of withholding taxes on vested equity awards	(4)	—	—	—	(50)	—	—	—	(50)
Issuances of equity for services	—	—	—	—	71	—	—	—	71
Issuances of equity for exercise of options	26	—	—	—	672	—	—	—	672
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,553)	—	—	—	(2,553)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,138	—	—	—	3,138
Exchange of LLC for Class A Common Stock	199	2	—	—	1,047	—	—	(1,047)	2
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(354)	(354)
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(15)	(419)
Balance at September 30, 2018	20,776	$206	16	$—	$110,685	$(2,388)	$39,087	$4,803	$152,393
Net Income	—	—	—	—	—	—	14,257	741	14,998
Stock based compensation, net of withholding taxes on vested equity awards	57	1	—	—	(12)	—	—	—	(11)
Issuances of equity for services	—	—	—	—	597	—	—	—	597
Issuances of equity for exercise of options	3	—	—	—	77	—	—	—	77
Distributions to LLC Unit Holders	—	—	—	—	—	—	2	(364)	(362)
Foreign currency translation adjustment	—	—	—	—	—	(367)	—	(20)	(387)
Balance at December 31, 2018	20,836	$207	16	$—	$111,347	$(2,755)	$53,346	$5,160	$167,305

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2019	2018
Operating activities:
Net income	$34,280	$27,013
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,490	1,131
Non-cash compensation to directors	415	421
Depreciation	6,102	4,358
Amortization	3,121	2,818
Deferred income taxes	2,794	2,617
Other items, net	1,034	217
Change in operating assets and liabilities:
Trade receivables	12,125	11,231
Inventories	(9,022)	(16,073)
Prepaid expenses and other assets	(675)	(2,006)
Accounts payable	1,155	2,169
Income taxes payable	(1,234)	(2,112)
Accrued expenses	1,668	3,694
Other liabilities	(744)	134
Net cash provided by operating activities	52,509	35,612
Investing activities:
Purchases of property, plant and equipment	(19,313)	(6,837)
Payment for acquisition, net of cash acquired	—	(100,073)
Net cash used in investing activities	(19,313)	(106,910)
Financing activities:
Proceeds from revolving credit facility	—	50,000
Payments on revolving credit facility	(20,000)	(15,000)
Proceeds received from exercise of stock option	—	749
Cash paid for withholding taxes on vested restricted stock	(811)	(1,186)
Distributions to LLC Unit holders	(969)	(909)
Repurchase and retirement of common stock	(11,123)	—
Net cash (used in) provided by in financing activities	(32,903)	33,654
Effect of exchange rate changes on cash	22	(76)
Changes in cash	315	(37,720)
Cash—Beginning of period	27,392	61,623
Cash—End of period	$27,707	$23,903

Supplemental cash flow information:
Cash paid for interest	$2,133	$2,361
Cash paid for income taxes	7,300	6,628

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2019, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at December 31, 2019, and the results of its operations for the three and six month periods ended December 31, 2019 and December 31, 2018, and its cash flows for the six month periods ended December 31, 2019 and December 31, 2018. Operating results for the three and six months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2020. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Segment Information
Effective July 1, 2019, the Company revised its segment reporting to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. The Company previously had four reportable segments, Malibu U.S., Malibu Australia, Cobalt and Pursuit. The Company now aggregates Malibu U.S. and Malibu Australia into one reportable segment as they have similar economic characteristics and qualitative factors. As a result the Company now has three reportable segments, Malibu, Cobalt and Pursuit. See Note 18 for revised segment information for the current and prior periods.
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
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three Months Ended December 31, 2019				Six Months Ended December 31, 2019
	Malibu	Cobalt	Pursuit	Consolidated	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$94,350	$48,579	$33,715	$176,644	$176,433	$97,879	$69,521	$343,833
Part and other sales	2,977	415	76	3,468	6,774	1,266	319	8,359
Total revenue	$97,327	$48,994	$33,791	$180,112	$183,207	$99,145	$69,840	$352,192

Revenue by geography:
North America	$89,643	$46,822	$33,114	$169,579	$168,560	$95,580	$65,365	$329,505
International	7,684	2,172	677	10,533	14,647	3,565	4,475	22,687
Total revenue	$97,327	$48,994	$33,791	$180,112	$183,207	$99,145	$69,840	$352,192

	Three Months Ended December 31, 2018				Six Months Ended December 31, 2018
	Malibu	Cobalt	Pursuit	Consolidated	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$87,878	$45,360	$29,852	$163,090	$159,789	$92,799	$29,852	$282,440
Part and other sales	2,142	486	75	2,703	5,454	1,307	75	6,836
Total revenue	$90,020	$45,846	$29,927	$165,793	$165,243	$94,106	$29,927	$289,276

Revenue by geography:
North America	$82,282	$43,171	$26,833	$152,286	$150,140	$88,145	$26,833	$265,118
International	7,738	2,675	3,094	13,507	15,103	5,961	3,094	24,158
Total revenue	$90,020	$45,846	$29,927	$165,793	$165,243	$94,106	$29,927	$289,276
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

	As of December 31, 2019		As of June 30, 2019
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	830,152	3.9%	830,152	3.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,583,449	96.1%	20,852,640	96.2%
	21,413,601	100.0%	21,682,792	100.0%

Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2019, the Company caused the LLC to issue a total of 129,946 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan") and (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan. During the six months ended December 31, 2019, 15,733 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 15,733 treasury shares in accordance with the LLC Agreement. During the six months ended December 31, 2019, 383,404 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 383,404 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2019 and June 30, 2019, tax distributions payable to non-controlling LLC Unit holders were $446 and $568, respectively. During the six months ended December 31, 2019 and 2018, tax distributions paid to the non-controlling LLC Unit holders were $969 and $909, respectively.
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
Acquisition-related costs of $2,809, which were incurred by the Company in the first half of fiscal year 2019 related to the Pursuit acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the six months ended December 31, 2018.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and six months ended December 31, 2019 and 2018, assumes that the acquisition of Pursuit occurred as of July 1, 2018. The unaudited interim pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2019 or the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$180,112	$172,219	$352,192	$330,918
Net income	17,598	15,553	34,280	31,083
Net income attributable to Malibu Boats, Inc.	16,722	14,784	32,581	29,394
Basic earnings per share	$0.81	$0.71	$1.57	$1.42
Diluted earnings per share	$0.81	$0.70	$1.57	$1.41

5. Inventories
Inventories, net consisted of the following:

	As of December 31, 2019	As of June 30, 2019
Raw materials	$53,768	$45,910
Work in progress	12,762	10,839
Finished goods	10,253	11,019
Total inventories	$76,783	$67,768

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31, 2019	As of June 30, 2019
Land	$2,194	$2,194
Building and leasehold improvements	32,847	28,957
Machinery and equipment	51,055	46,618
Furniture and fixtures	6,949	6,734
Construction in process	22,910	9,764
	115,955	94,267
Less: Accumulated depreciation	(34,587)	(28,511)
Property, plant and equipment, net	$81,368	$65,756

Depreciation expense was $3,005 and $2,495 for the three months ended December 31, 2019 and 2018, respectively, and $6,102 and $4,358 for the six months ended December 31, 2019 and 2018, respectively, substantially all of which was recorded in cost of sales. During the first quarter of fiscal 2019, the Company disposed of various molds for models not currently in production with zero net book value and historical costs of $3,285.
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended December 31, 2019 were as follows:

Goodwill as of June 30, 2019	$51,404
Effect of foreign currency changes on goodwill	(8)
Goodwill as of December 31, 2019	$51,396

The components of other intangible assets were as follows:

	As of December 31, 2019	As of June 30, 2019	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,262	$1,264	5	0.0
Dealer relationships	111,336	111,339	8-20	17.8
Patent	3,986	3,986	12-15	12.5
Trade name	24,667	24,667	15	1.8
Non-compete agreement	49	49	10	4.8
Backlog	88	88	0.3	0.0
Total	141,388	141,393
Less: Accumulated amortization	(61,954)	(58,832)
Total definite-lived intangible assets, net	79,434	82,561
Indefinite-lived intangible:
Trade name	63,500	63,500
Total other intangible assets, net	$142,934	$146,061

Amortization expense recognized on all amortizable intangibles was $1,537 and $1,538 for the three months ended December 31, 2019 and 2018, respectively, and $3,121 and $2,818 for the six months ended December 31, 2019 and 2018, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2020	$3,011
2021	6,057
2022	4,556
2023	4,420
2024	4,420
2025 and thereafter	56,970
$79,434

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31, 2019	As of June 30, 2019
Warranties	$26,710	$23,820
Dealer incentives	10,677	7,394
Accrued compensation	8,979	13,122
Current operating lease liabilities	2,027	—
Accrued legal and professional fees	745	740
Accrued interest	19	161
Other accrued expenses	3,439	3,860
Total accrued expenses	$52,596	$49,097

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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Beginning balance	$25,034	$17,999	$23,820	$17,217
Add: Warranty expense	5,196	3,107	9,102	6,023
Additions for acquisitions	—	1,872	—	1,872
Less: Warranty claims paid	(3,520)	(2,035)	(6,212)	(4,169)
Ending balance	$26,710	$20,943	$26,710	$20,943

10. Financing
Outstanding debt consisted of the following:

	As of December 31, 2019	As of June 30, 2019
Term loans	$75,000	$75,000
Revolving credit loan	20,000	40,000
Less unamortized debt issuance costs	(1,163)	(1,367)
Total debt	93,837	113,633
Less current maturities	—	—
Long-term debt less current maturities	$93,837	$113,633

Long-Term Debt
The Company currently has a revolving credit facility with borrowing capacity of up to $120,000 and a $75,000 term loan outstanding. As of December 31, 2019, the Company had $20,000 outstanding under its revolving credit facility and $1,170 in outstanding letters of credit. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement (the “Credit Agreement”) with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp. (previously known as SunTrust Bank), as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of December 31, 2019, the interest rate on the Company’s term loan and revolving credit facility was 3.01%. The Company is required to pay a commitment fee for the unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the term loan without any penalties. On August 17, 2017 the Company made a voluntary principal payment on the term loan in the amount of $50,000 with a portion of the net proceeds from its equity offering completed on August 14, 2017. The Company exercised its option to apply the prepayment in forward order to principal installments on its term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3,000 on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. As of December 31, 2019, the outstanding principal amount of the Company’s term loan and revolving credit facility was $95,000.
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
As described above, the Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its term loan under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of December 31, 2019 and June 30, 2019, are reflected as noncurrent. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
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
Covenant Compliance
As of December 31, 2019, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited interim condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair

Value Measurements in Note 13. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. For the three months ended December 31, 2019 and 2018 the Company recorded a loss of $20 and $129, respectively, and for the six months ended December 31, 2019 and 2018 the Company recorded a loss of $58 and $132, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited interim condensed consolidated statements of operations and comprehensive income.
11. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. The Company recorded right-of-use assets, included in other assets on the balance sheet, totaling $16,142 as of July 1, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised. Lease expense recorded in the three-month and six-month period ended December 31, 2019 under ASC Topic 842 was not materially different from lease expense that would have been recorded under the previous lease accounting standard.
Other information concerning the Company's operating leases accounted for under ASC Topic 842 is as follows (in thousands):

Classification		As of December 31, 2019
Assets
Right-of-use assets	Other assets	$15,270

Liabilities
Current operating lease liabilities	Accrued expenses	$2,027
Long-term operating lease liabilities	Other liabilities	14,991
Total lease liabilities		$17,018

Classification		Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease costs (1)	Cost of sales	$473	$950
	Selling, general and administrative	220	443

Sublease income	Other income (expense)	9	19

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	655	1,302
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term is 7.73 years. The weighted average discount rate determined based on the Company's incremental borrowing rate is 3.65%, as of December 31, 2019.

Future annual minimum lease payments for the following fiscal years as of December 31, 2019 are as follows:

Amount
Remainder of 2020	$1,309
2021	2,541
2022	2,384
2023	2,439
2024	2,576
2025 and thereafter	8,323
Total	19,572
Less imputed interest	(2,554)
Present value of lease liabilities	$17,018

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

The following table reflects the changes to the Company's tax receivable agreement liability:

	As of December 31, 2019	As of June 30, 2019
Payable pursuant to tax receivable agreement	$53,754	$55,046
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	2,676
Adjustment for change in estimated tax rate	—	(103)
Payments under tax receivable agreement	—	(3,865)
	53,754	53,754
Less current portion under tax receivable agreement	(3,592)	(3,592)
Payable pursuant to tax receivable agreement, less current portion	$50,162	$50,162

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
As of both December 31, 2019 and June 30, 2019, the Company had deferred tax assets of $110,545 associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2020.
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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Assets
Interest rate swap not designated as cash flow hedge	$10	$—	$10	$—
Total assets at fair value	$10	$—	$10	$—

As of June 30, 2019:
Assets
Interest rate swap not designated as cash flow hedge	$68	$—	$68	$—
Total assets at fair value	$68	$—	$68	$—

Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of December 31, 2019 or June 30, 2019.
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
As of both December 31, 2019 and June 30, 2019, the Company maintained a total valuation allowance of $14,252 against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $761 related to foreign tax credit carryforward that is not expected to be utilized in the future.
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

For the three months ended December 31, 2019 and 2018, the Company's effective tax rate was 22.3% and 21.5%, respectively. For the six months ended December 31, 2019 and 2018, the Company's effective tax rate was 22.4% and 22.2%, respectively. For the three and six months ended December 31, 2019, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, a windfall benefit generated by certain stock-based compensation, and the impact of non-controlling interests in the LLC. For the three and six months ended December 31, 2018, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes. This effect was partially offset by a windfall benefit generated by certain stock based compensation for the three and six months ended December 31, 2018 and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes.
15. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2019, 712,363 shares remain available for future issuance under the long term incentive plan.
On November 22, 2019, under the Incentive Plan, the Company granted approximately 43,000 restricted service-based stock units and 28,000 restricted service based stock awards to key employees under the Incentive Plan. The grant date fair value of these awards was $2,714 based on a stock price of $38.05 per share on the date of grant. Under the terms of the agreements, approximately 60% of the awards will vest ratably over three years beginning on November 6, 2019 and approximately 40% of the awards will vest ratably over four years beginning on November 6, 2019. Stock-based compensation expense attributable to the service based units and awards is amortized on a straight-line basis over the requisite service period.
On November 22, 2019, under the Incentive Plan, the Company granted to key employees a target amount of approximately 21,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2022. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 32,000. The grant date fair value of the awards were estimated to be $810, based on a stock price of $38.05. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 22, 2019, under the Incentive Plan, the Company granted to key employees a target amount of approximately 21,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in the Company's stock price to movement in a market index from the grant date through November 22, 2022. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 42,000. The grant date fair value of the awards were estimated to be $1,039, which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
The following is a summary of the changes in the Company's stock options for the six months ended December 31, 2019:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2019	185,473	$32.51
Options granted	—	—
Options exercised	—	—
Outstanding options as of December 31, 2019	185,473	32.51
Exercisable as of December 31, 2019	56,000	$31.05

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2019:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2019	226,240	$29.64
Granted	164,628	37.57
Vested	(106,999)	(26.50)
Forfeited	(600)	(36.36)
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of December 31, 2019	283,269	$35.42

Stock compensation expense attributable to the Company's share-based equity awards was $813 and $655 for the three months ended December 31, 2019 and 2018, respectively, and $1,490 and $1,131 for the six months ended December 31, 2019 and 2018, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statement of operations and comprehensive income. Awards vesting during the three and six months ended December 31, 2019 include 17,375 and 18,786, respectively, fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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

Stock awards with a performance condition that are based on the attainment of a specified amount of earnings are only included in the computation of diluted earnings per share to the extent that the performance condition would be achieved based on the current amount of earnings, and only if the effect would be dilutive.

Stock awards with a market condition that are based on the performance of the Company's stock price in relation to a market index over a specified time period are only included in the computation of diluted earnings per share to the extent that the shares would be issued based on the current market price of the Company's stock in relation to the market index, and only if the effect would be dilutive.

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Basic:
Net income attributable to Malibu Boats, Inc.	$16,722	$14,257	$32,581	$25,555
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,385,815	20,689,779	20,510,896	20,577,182
Weighted-average participating restricted stock units convertible into Class A Common Stock	205,426	185,464	199,785	180,913
Basic weighted-average shares outstanding	20,591,241	20,875,243	20,710,681	20,758,095
Basic net income per share	$0.81	$0.68	$1.57	$1.23

Diluted:
Net income attributable to Malibu Boats, Inc.	$16,722	$14,257	$32,581	$25,555
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,591,241	20,875,243	20,710,681	20,758,095
Restricted stock units granted to employees	81,661	94,654	81,394	117,374
Stock options granted to employees	4,404	20,416	588	8,399
Market performance awards granted to employees	24,167	—	24,167	—
Diluted weighted-average shares outstanding [1]	20,701,473	20,990,313	20,816,830	20,883,868
Diluted net income per share	$0.81	$0.68	$1.57	$1.22
1 The Company excluded (i) 940,875 and 904,652 potentially dilutive shares from the calculation of diluted net income per share for the three months ended December 31, 2019 and 2018, respectively, and (ii) 1,042,509 and 924,652 potentially dilutive shares from the calculation of diluted net income per share for the six months ended December 31, 2019 and 2018, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $290,904 and $239,315 as of December 31, 2019 and June 30, 2019, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. The Company did not carry a reserve for repurchases as of December 31, 2019 and June 30, 2019.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of December 31, 2019 and June 30, 2019, the Company had financing receivables of $569 and $768, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at December 31, 2019 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 19, 2019, the Company filed a second action against Skier’s Choice in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief.  The Company’s complaint alleges Skier’s Choice’s surf systems on its Moomba and Supra lines of boats infringe U.S. Patent No. 10,322,777, a patent related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents.  On June 27, 2019, Skier’s Choice filed a motion to consolidate these two actions, and to continue deadlines in the earlier case for six months, which the Company opposed. On August 22, 2019, the motion for consolidation was referred by Judge Thomas Varlan to Magistrate Judge Bruce Guyton, and the two cases were stayed pending resolution of that motion. . On November 27, 2019, Judge Guyton ordered the two cases to be consolidated.  On January 7, 2020, the consolidated cases were reassigned to Judge Jon McCalla.  On January 23, 2020, Judge McCalla issued a Scheduling Order, scheduling trial on the consolidated cases to begin on September 29, 2020. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit.
18. Segment Information
Effective July 1, 2019, the Company revised its segment reporting to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. The Company previously had four reportable segments, Malibu U.S., Malibu Australia, Cobalt and Pursuit. The Company now aggregates Malibu U.S. and Malibu Australia into one reportable segment as they have similar economic characteristics and qualitative factors. As a result the Company now has three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world.

The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2019 and 2018, respectively, and the Company’s financial position at December 31, 2019 and June 30, 2019, respectively:

	Three Months Ended December 31, 2019				Six Months Ended December 31, 2019
	Malibu	Cobalt	Pursuit	Total	Malibu	Cobalt	Pursuit	Total
Net sales	$97,327	$48,994	$33,791	$180,112	$183,207	$99,145	$69,840	$352,192
Income before provision for income taxes	$15,200	$4,853	$2,586	$22,639	$26,661	$10,760	$6,744	$44,165

	Three months ended December 31, 2018				Six Months Ended December 31, 2018
	Malibu	Cobalt	Pursuit	Total	Malibu	Cobalt	Pursuit	Total
Net sales	$90,020	$45,846	$29,927	$165,793	$165,243	$94,106	$29,927	$289,276
Income before provision for income taxes	$11,179	$5,417	$2,521	$19,117	$19,930	$12,264	$2,521	$34,715

	As of December 31, 2019	As of June 30, 2019
Assets
Malibu	$198,885	$185,154
Cobalt	153,555	151,481
Pursuit	122,265	114,679
Total assets	$474,705	$451,314

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
On a consolidated basis, we achieved second quarter fiscal 2020 net sales, gross profit, net income and adjusted EBITDA of $180.1 million, $39.9 million, $17.6 million and $30.7 million, respectively, compared to $165.8 million, $38.3 million, $15.0 million and $29.4 million, respectively, for the second quarter of fiscal 2019. For the second quarter of fiscal 2020, net sales increased 8.6%, gross profit increased 4.1%, net income increased 17.3% and adjusted EBITDA increased 4.5% as compared to the second quarter of fiscal 2019. On a consolidated basis, we achieved first half fiscal 2020 net sales, gross profit, net income and adjusted EBITDA of $352.2 million, $79.9 million, $34.3 million and $59.1 million, respectively, compared to $289.3 million, $68.8 million, $27.0 million and $52.3 million, respectively, for the first half of fiscal 2019. For the first half of fiscal 2020, net sales increased 21.7%, gross profit increased 16.1%, net income increased 26.9% and adjusted EBITDA increased 13.0% as compared to the first half of fiscal 2019. Our results for the second quarter and first half of fiscal 2020 include Pursuit, which we acquired on October 15, 2018. Our results for the second quarter and first half of fiscal 2019 include Pursuit since its acquisition on October 15, 2018. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Effective July 1, 2019, we revised our segment reporting to conform to changes in our internal management reporting based on our boat manufacturing operations. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. We now have three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world. Malibu is our largest segment and represented 52.0% and 57.1% of our net sales for the six months ended December 31, 2019 and December 31, 2018, respectively. Cobalt represented 28.2% and 32.5% of our net sales for the six months ended December 31, 2019 and December 31, 2018, respectively. We completed the acquisition of Pursuit on October 15, 2018 and Pursuit represented 19.8% and 10.4% of our net sales for the six months ended December 31, 2019 and December 31, 2018.  See Note 18 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 6.0% between 2011 and 2018, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double-digit compound annual growth rate over that period. Domestic retail demand growth has continued in performance sport boats for calendar year 2019, however the growth rate has decelerated compared to prior years. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 5.4% compound annual growth rate between 2011 and 2018. That growth has been driven by the outboard market, where Pursuit is focused and Cobalt is a newer entrant and where we plan to meaningfully expand our market share in the future. While sterndrive propulsion, Cobalt's primary market, has been challenged, Cobalt's performance continues to be helped by market share gains and they continue to see registration growth. During 2019 the fiberglass outboard market has actually begun a minor contraction, however, in foot lengths 23 feet and greater, where Pursuit competes, the market continues to grow, and Pursuit is gaining share. We believe the lower market growth rates in 2019 were largely driven by negative seasonal weather trends in key months for retail boat sales and the last six months of the year represented more robust growth. We also believe the combination of market growth deceleration and continued wholesale shipment growth across the industry elevated inventory levels at competitive dealers and has and may continue to provide near-term headwinds to wholesale shipment activity, market share and margins.
We expect the growing demand for our products to continue, albeit at a potentially lower pace than from 2011 to 2018 and there are numerous variables that have the potential to impact our volumes, both positively and negatively. We also believe the sustained environment of low oil prices, broad strength of the U.S. dollar and recently implemented tariffs have resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is another variable that could also impact demand in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
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
Net Income Attributable to Non-controlling Interest
As of December 31, 2019 and 2018, we had a 96.1% and 96.1% controlling economic interest, respectively, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	180,112	100.0%	165,793	100.0%	352,192	100.0%	289,276	100.0%
Cost of sales	140,244	77.9%	127,478	76.9%	272,323	77.3%	220,460	76.2%
Gross profit	39,868	22.1%	38,315	23.1%	79,869	22.7%	68,816	23.8%
Operating expenses:
Selling and marketing	4,666	2.6%	4,601	2.8%	9,732	2.8%	8,099	2.8%
General and administrative	10,078	5.6%	11,232	6.8%	20,746	5.9%	20,203	7.0%
Amortization	1,537	0.9%	1,538	0.9%	3,121	0.9%	2,818	1.0%
Operating income	23,587	13.0%	20,944	12.6%	46,270	13.1%	37,696	13.0%
Other (income) expense, net:
Other income, net	(9)	—%	(17)	—%	(19)	—%	(34)	—%
Interest expense	957	0.5%	1,844	1.1%	2,124	0.6%	3,015	1.0%
Other expense, net	948	0.5%	1,827	1.1%	2,105	0.6%	2,981	1.0%
Income before provision for income taxes	22,639	12.5%	19,117	11.5%	44,165	12.5%	34,715	12.0%
Provision for income taxes	5,041	2.8%	4,119	2.5%	9,885	2.8%	7,702	2.7%
Net income	17,598	9.7%	14,998	9.0%	34,280	9.7%	27,013	9.3%
Net income attributable to non-controlling interest	876	0.5%	741	0.4%	1,699	0.5%	1,458	0.5%
Net income attributable to Malibu Boats, Inc.	16,722	9.2%	14,257	8.6%	32,581	9.2%	25,555	8.8%

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,101	61.0%	1,104	62.7%	2,115	59.9%	2,037	62.2%
Cobalt	561	31.1%	545	31.0%	1,131	32.0%	1,128	34.4%
Pursuit[1]	142	7.9%	111	6.3%	285	8.1%	111	3.4%
Total units	1,804		1,760		3,531		3,276

Net sales per unit	$99,840		$94,200		$99,743		$88,302
(1) We acquired substantially all of the assets of Pursuit on October 15, 2018.
Comparison of the Three Months Ended December 31, 2019 to the Three Months Ended December 31, 2018
Net Sales
Net sales for the three months ended December 31, 2019 increased $14.3 million, or 8.6%, to $180.1 million as compared to the three months ended December 31, 2018. Unit volume for the three months ended December 31, 2019, increased 44 units, or 2.5%, to 1,804 units as compared to the three months ended December 31, 2018. The increase in net sales and unit volumes were driven primarily by increased demand for our Cobalt and Pursuit brands coupled with year-over-year price increases across all brands, partially offset by the lower average selling price of Pursuit models due to the mix of models sold.
Net sales attributable to our Malibu segment increased $7.3 million, or 8.1%, to $97.3 million for the three months ended December 31, 2019, compared to the three months ended December 31, 2018. Unit volumes attributable to our Malibu segment decreased three units for the three months ended December 31, 2019, compared to the three months ended December 31, 2018. The increase in net sales for Malibu was driven primarily by higher sales of new, more expensive models and optional features, which led to a higher net sales per unit for Malibu and Axis models partially offset by the slight decrease in overall units sold. Net sales was also impacted by year-over-year price increases on all of our Malibu and Axis models.
Net sales from our Cobalt segment increased $3.1 million, or 6.9%, to $49.0 million for the three months ended December 31, 2019, compared to the three months ended December 31, 2018. Unit volumes attributable to Cobalt increased 16 units for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase in Cobalt net sales was driven by an increase in units sold and year-over-year price increases on our Cobalt models.
Net sales from our Pursuit segment increased $3.9 million, or 12.9%, to $33.8 million, for the three months ended December 31, 2019, compared to the three months ended December 31, 2018. Unit volumes attributable to Pursuit increased 31 units for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase in Pursuit net sales was driven by an increase in units sold and year-over-year price increases, offset by the lower average selling price due to the mix of models sold. We acquired the assets of Pursuit on October 15, 2018.
Overall consolidated net sales per unit increased 6.0% to $99,840 per unit for the three months ended December 31, 2019, compared to the three months ended December 31, 2018. Net sales per unit for our Malibu segment increased 8.4% to $88,399 per unit for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, driven by higher sales of new, more expensive models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 3.8% to $87,333 per unit for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, driven by year-over-year price increases. Net sales per unit for Pursuit segment decreased 11.7% to $237,965 for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, driven by a lower average selling price due to the mix of models sold offset slightly by year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended December 31, 2019 increased $12.8 million, or 10.0%, to $140.2 million as compared to the three months ended December 31, 2018. The increase in cost of sales was driven primarily by a higher cost of sales per unit that corresponded with an increase in higher average selling price. Cost of sales also increased due to higher volumes and costs related to the United Auto Workers' ("UAW") strike against General Motors.
Gross Profit
Gross profit for the three months ended December 31, 2019 increased $1.6 million, or 4.1%, to $39.9 million compared to the three months ended December 31, 2018. The increase in gross profit was due mainly to contribution from higher net sales, offset by expenses related to the UAW strike. Gross margin for the three months ended December 31, 2019 decreased 100 basis points from 23.1% to 22.1% over the same period in the prior fiscal year primarily due to $1.7 million in costs related to the UAW strike.
Operating Expenses
Selling and marketing expenses for the three months ended December 31, 2019, increased $0.1 million or 1.4% compared to the three months ended December 31, 2018. As a percentage of sales, selling and marketing expenses decreased 20 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended December 31, 2019, decreased $1.2 million, or 10.3%, to $10.1 million as compared to the three months ended December 31, 2018, due primarily to acquisition related expenses for Pursuit in the three months ended December 31, 2018 offset by higher general and administrative expenses attributable to Pursuit in the three months ended December 31, 2019. As a percentage of sales, general and administrative expenses decreased 120 basis points to 5.6% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Amortization expense for the three months ended December 31, 2019 remained flat at $1.5 million compared to the three months ended December 31, 2018.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended December 31, 2019 decreased $0.9 million , or 48.1%, to $0.9 million compared to the three months ended December 31, 2018 primarily due to lower interest expense on our outstanding debt. Interest expense decreased due to a lower interest rate and lower outstanding debt during the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2019, increased $0.9 million, or 22.4%, to $5.0 million compared to the three months ended December 31, 2018. This increase was primarily due to increased consolidated earnings, driven by the Malibu segment. For the three months ended December 31, 2019, our effective tax rate of 22.3% exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, a windfall benefit generated by certain stock based compensation, and the impact of non-controlling interests in the LLC. For the three months ended December 31, 2018, our effective tax rate of 21.5% exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes. This effect was partially offset by a windfall benefit generated by certain stock based compensation during the quarter and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2019 and 2018, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.9% and 3.9%, respectively.
Comparison of the Six Months Ended December 31, 2019 to the Six Months Ended December 31, 2018
Net Sales
Net sales for the six months ended December 31, 2019 increased $62.9 million, or 21.7%, to $352.2 million as compared to the six months ended December 31, 2018. Unit volume for the six months ended December 31, 2019, increased 255 units, or 7.8%, to 3,531 units as compared to the six months ended December 31, 2018. The increase in net sales and unit volumes were driven primarily by our acquisition of Pursuit on October 15, 2018, as well as increased demand for our Malibu and Axis brands coupled with year-over-year price increases across all brands.
Net sales attributable to our Malibu segment increased $18.0 million, or 10.9%, to $183.2 million for the six months ended December 31, 2019, compared to the six months ended December 31, 2018. Unit volumes attributable to our Malibu segment increased 78 units for the six months ended December 31, 2019, compared to the six months ended December 31, 2018. The increase in net sales and unit volume for Malibu was driven primarily by higher sales for new, more expensive models and optional features, which led to a higher net sales per unit for Malibu and Axis models. Net sales was also impacted by year-over-year price increases on all of our Malibu and Axis models.
Net sales from our Cobalt segment increased $5.0 million, or 5.4%, to $99.2 million for the six months ended December 31, 2019, compared to the six months ended December 31, 2018. Unit volumes attributable to Cobalt increased three units for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase in Cobalt net sales was driven by year-over-year price increases on our Cobalt models.
Net sales from our Pursuit segment increased $39.9 million, or 133.4% to $69.8 million for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Unit volumes attributable to Pursuit increased 174 units for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. The increase in Pursuit net sales resulted from a full six months of sales from Pursuit in the first half of fiscal 2020 compared to the first half of fiscal 2019 and year-over-year price increases, offset by the lower average selling price due to the mix of models sold. We acquired the assets of Pursuit on October 15, 2018.
Overall consolidated net sales per unit increased 13.0% to $99,743 per unit for the six months ended December 31, 2019, compared to the six months ended December 31, 2018 driven by a higher mix of Pursuit models which have a higher average selling price per unit than our other brands, sold in the first half of fiscal 2020 compared to the first half of fiscal 2019. Net sales per unit for our Malibu segment increased 6.8% to $86,623 per unit for the six months ended December 31, 2019, compared to the six months ended December 31, 2018, driven by higher sales for new, more expensive models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 5.1% to $87,661 per unit for the six months ended December 31, 2019, compared to the six months ended December 31, 2018, driven by year-over-year price increases. Net sales per unit for Pursuit segment decreased 9.1% to $245,053 for the six months ended December 31, 2019, compared to the six months ended December 31, 2018, driven by lower average selling price due to the mix of models sold offset slightly by year-over-year price increases.
Cost of Sales
Cost of sales for the six months ended December 31, 2019 increased $51.9 million, or 23.5%, to $272.3 million as compared to the six months ended December 31, 2018. The increase in cost of sales was driven primarily by incremental costs associated with the inclusion of Pursuit for the first 15 weeks of the period, as opposed to the 2018 period. Other drivers of the increased costs of sales include higher volumes, as well as, a higher cost of sales per unit that corresponded with an increase in average selling price.
Gross Profit
Gross profit for the six months ended December 31, 2019 increased $11.1 million, or 16.1%, to $79.9 million compared to the six months ended December 31, 2018. The increase in gross profit was due to a combination of higher unit volumes and higher gross profit per unit. Gross margin for the six months ended December 31, 2019 decreased 110 basis points from 23.8% to 22.7% over the same period in the prior fiscal year primarily due to the integration of Pursuit and $1.7 million in costs related to the UAW strike.
Operating Expenses
Selling and marketing expenses for the six months ended December 31, 2019, increased $1.6 million, or 20.2%, to $9.7 million compared to the six months ended December 31, 2018 due primarily to the incremental expenses attributable to Pursuit. As a percentage of sales, selling and marketing expenses remained flat compared to the same period in the prior fiscal year. General and administrative expenses for the six months ended December 31, 2019, increased $0.5 million, or 2.7%, to $20.7 million as compared to the six months ended December 31, 2018, largely due to incremental general and administrative expenses attributable to Pursuit in the six months ended December 31, 2019 offset by expenses related to the acquisition of Pursuit in the six months ended December 31, 2018. As a percentage of sales, general and administrative expenses decreased 110 basis points from 7.0% to 5.9% for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Amortization expense for the six months ended December 31, 2019, increased $0.3 million, or 10.8% to $3.1 million compared to the six months ended December 31, 2018 due to additional amortization expense related to intangibles acquired as part of the Pursuit acquisition.
Other (Income) Expense, Net
Other (income) expense, net for the six months ended December 31, 2019 decreased $0.9 million, or 29.4%, to $2.1 million compared to the six months ended December 31, 2018 due to lower interest expense on our outstanding debt. Interest expense decreased due to a lower interest rate and lower outstanding debt during the six months ended December 31, 2019 compared to the six months ended December 31, 2018.
Provision for Income Taxes
Our provision for income taxes for the six months ended December 31, 2019, increased $2.2 million, or 28.3%, to $9.9 million compared to the six months ended December 31, 2018. This increase was primarily due to increased consolidated earnings, including Pursuit. For the six months ended December 31, 2019, our effective tax rate of 22.4% exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, a windfall benefit generated by certain stock based compensation, and the impact of non-controlling interests in the LLC. For the six months ended December 31, 2018, our effective tax rate of 22.2% exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes. This effect was partially offset by a windfall benefit generated by certain stock based compensation during the period and the impact of non-controlling interests in the LLC, a passthrough entity for U.S. federal tax purposes.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2019 and 2018, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.9% and 4.3%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses, non- cash compensation expense, expenses related to our engine development initiative and expenses related to interruption to our engine supply during the labor strike by UAW against General Motors. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$17,598	$14,998	$34,280	$27,013
Provision for income taxes [1]	5,041	4,119	9,885	7,702
Interest expense	957	1,844	2,124	3,015
Depreciation	3,005	2,495	6,102	4,358
Amortization	1,537	1,538	3,121	2,818
Professional fees [2]	41	383	376	383
Acquisition and integration related expenses [3]	—	2,552	—	3,909
Stock-based compensation expense [4]	813	655	1,490	1,131
Engine development [5]	—	787	—	1,939
UAW strike impact [6]	1,687	—	1,687	—
Adjusted EBITDA	$30,679	$29,371	$59,065	$52,268
Adjusted EBITDA Margin	17.0%	17.7%	16.8%	18.1%

(1)
Provision for income taxes for the three months and six months ended December 31, 2019 reflects an increase to income tax expense of$0.9 million and $2.2 million, respectively, primarily due to increased consolidated earnings, driven by the Malibu segment. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 17 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three months and six months ended December 31, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018 and integration costs related to our acquisitions of Pursuit and Cobalt. Integration related expenses for the three and six months ended December 31, 2018 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of Pursuit inventory acquired, most of which was sold during the second quarter of fiscal 2019.

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
(6)
For the three and six months ended December 31, 2019, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$16,722	$14,257	$32,581	$25,555
Provision for income taxes [1]	5,041	4,119	9,885	7,702
Professional fees [2]	41	383	376	383
Acquisition and integration related expenses [3]	1,074	3,688	2,147	5,798
Fair market value adjustment for interest rate swap [4]	20	129	58	132
Stock-based compensation expense [5]	813	655	1,490	1,131
Engine development [6]	—	787	—	1,939
UAW strike impact [7]	1,687	—	1,687	—
Net income attributable to non-controlling interest [8]	876	741	1,699	1,458
Fully distributed net income before income taxes	26,274	24,759	49,923	44,098
Income tax expense on fully distributed income before income taxes [9]	6,174	5,967	11,732	10,628
Adjusted fully distributed net income	$20,100	$18,792	$38,191	$33,470

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,591,241	20,875,243	20,710,681	20,758,095
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [10]	830,152	844,652	830,152	925,963
Weighted-average unvested restricted stock awards issued to management [11]	133,185	125,378	129,850	128,491
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,554,578	21,845,273	21,670,683	21,812,549
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income available to Class A Common Stock per share	$0.81	$0.68	$1.57	$1.23
Impact of adjustments:
Provision for income taxes [1]	0.25	0.20	0.48	0.37
Professional fees [2]	—	0.02	0.02	0.02
Acquisition and integration related expenses [3]	0.05	0.18	0.10	0.28
Fair market value adjustment for interest rate swap [4]	—	0.01	—	0.01
Stock-based compensation expense [5]	0.04	0.03	0.07	0.05
Engine development [6]	—	0.04	—	0.09
UAW strike impact [7]	0.08	—	0.08	—
Net income attributable to non-controlling interest [8]	0.04	0.04	0.08	0.07
Fully distributed net income per share before income taxes	1.27	1.20	2.40	2.12
Impact of income tax expense on fully distributed income before income taxes [9]	(0.30)	(0.29)	(0.57)	(0.51)
Impact of increased share count [12]	(0.04)	(0.05)	(0.07)	(0.08)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.93	$0.86	$1.76	$1.53

(1)
Provision for income taxes for the three months and six months ended December 31, 2019 reflects an increase to income tax expense of $0.9 million and $2.2 million, respectively, primarily due to increased consolidated earnings, driven by the Malibu segment. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 17 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)
For the three months and six months ended December 31, 2019, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt. For the three and six months ended December 31, 2018, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018 and integration costs related to our acquisitions of Pursuit and Cobalt. Integration related expenses for the three and six months ended December 31, 2018 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired at Pursuit, most of which was sold during the second quarter of fiscal 2019. In addition, for the three and six months ended December 31, 2018, integration related expenses includes $0.4 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Pursuit. Also, for the three and six months ended December 31, 2018, integration related expenses includes $0.7 million and $1.5 million, respectively, in amortization associated with our fair value step up of intangibles acquired in connection with the acquisition of Cobalt.

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
(7)
For the three and six months ended December 31, 2019, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.

(8)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(9)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.5% and 24.1% of income before income taxes for the three months and six months ended December 31, 2019 and 2018, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2020 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

(10)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(11)
Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.

(12)
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

	Six Months Ended December 31,
	2019	2018
Total cash provided by (used in):
Operating activities	$52,509	$35,612
Investing activities	(19,313)	(106,910)
Financing activities	(32,903)	33,654
Impact of currency exchange rates on cash balances	22	(76)
Increase (decrease) in cash	$315	$(37,720)
Comparison of the Six Months Ended December 31, 2019 to the Six Months Ended December 31, 2018
Operating Activities
Net cash provided by operating activities was $52.5 million for the six months ended December 31, 2019, compared to $35.6 million for the six months ended December 31, 2018, an increase of $16.9 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $6.2 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory and an increase of $10.7 million due to increases in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used for investing activities was $19.3 million for the six months ended December 31, 2019, compared to $106.9 million for the six months ended December 31, 2018, a decrease of $87.6 million. The decrease in cash used for investing activities was primarily related to our acquisition of Pursuit in the six months ended December 31, 2018 offset by the increase in capital outlays for our expansion activities at our Pursuit and Cobalt plants and normal purchases for manufacturing infrastructure, molds and equipment for the six months ended December 31, 2019.
Financing Activities
Net cash used by financing activities was $32.9 million for the six months ended December 31, 2019, compared to net cash provided by financing activities of $33.7 million for the six months ended December 31, 2018, a change of $66.6 million. For the six months ended December 31, 2019, we repurchased $11.1 million of our Class A Common Stock under our previously announced stock repurchase program. We repaid $20.0 million of revolving debt and we paid $1.0 million in distributions to LLC unit holders and $0.8 million on taxes for shares withheld on restricted stock vestings during the six months ended December 31, 2019. During the six months ended December 31, 2018, we received $50.0 million in proceeds from our credit facility to fund the acquisition of Pursuit, we repaid $15.0 million of revolving debt borrowed for the Pursuit acquisition, we paid $0.9 million in distributions to LLC unit holders and $1.2 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options.
Loans and Commitments
We currently have a revolving credit facility with borrowing capacity of up to $120.0 million and a $75.0 million term loan outstanding. As of December 31, 2019, we had $20.0 million outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp. (formerly known as SunTrust Bank), as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.

Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of December 31, 2019, the interest rate on our term loan and revolving credit facility was 3.01%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio.
The credit agreement permits prepayment of the term loan without any penalties. On August 17, 2017 we made a voluntary principal payment on the term loan in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment in forward order to principal installments on our term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3.0 million on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of December 31, 2019, the outstanding principal amount of our term loan and revolving credit facility was $95.0 million.
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
Potential Impact of LIBOR Transition
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.
All of our $95.0 million of debt outstanding under our credit agreement as of December 31, 2019 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest.  Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative Base Rate described above under “Loans and Commitments” on the last day of such interest period that determination is made.  Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate.
In addition, our tax receivable agreement provides that, if for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR plus 500 basis points until they are paid.  Our tax receivable agreement, however, does not provide for an alternative reference rate to LIBOR and, while we do not currently anticipate failing to pay any amounts owed under our tax receivable agreement, it is unclear how we would determine interest on any such amounts should we fail to pay as required under our tax receivable agreement.
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative Base Rate, we would expect to incur additional interest expense on such indebtedness as of December 31, 2019 of approximately $0.9 million on an annualized basis.  While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate.  In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form.  Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations.  We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in 2020 in anticipation of the discontinuance or modification of LIBOR by the end of 2021.
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
Stock Repurchase Program
On June 18, 2019, our Board of Directors authorized a stock repurchase program to allow for repurchase of up to $35.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from July 1, 2019 to July 1, 2020. We intend to fund repurchases under the Repurchase Program from cash on hand. During the six months ended December 31, 2019, we repurchased 383,404 shares of Class A Common Stock for $11.1 million in cash including related fees and expenses. As of December 31, 2019, we may repurchase up to an additional $23.9 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
All changes to our contractual obligations during the six months ended December 31, 2019 were completed in the normal course of business and are not considered material. During the quarter ended December 31, 2019, we entered into purchase agreements with two suppliers for additional engines to supplement our engine inventory during the recent labor strikes at General Motors who supplies our engine blocks for our Malibu and Axis boats.
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
Critical Accounting Policies
As of December 31, 2019, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended December 31, 2019, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Class A Common Stock
In November 2019, the Company repurchased 2,724 and 5,890 shares of Class A Common Stock at $32.30 and $33.99 per share, respectively, from employees to satisfy tax withholding obligations incurred in connections with the vesting of restricted stock.
We did not purchase any shares of Class A Common Stock under our Repurchase Program during the quarter ended December 31, 2019. As of December 31, 2019, we may repurchase up to an additional $23.9 million in shares of Class A Common Stock and LLC Units under the program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Description of Class A Common Stock [5]
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [2]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
10.1	Form of Time and Performance Based Restricted Stock Award Agreement (executive)
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (Included as Exhibit 101).

(1)	Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.

(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-36290) filed on August 29, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2020	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)