Form 10-Q
period 2020-03-31
MALIBU BOATS, INC.
filed 2020-05-07
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of May 6, 2020:	20,537,469	shares
Class B Common Stock, par value $0.01, outstanding as of May 6, 2020:	15	shares

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$182,310	$199,918	$534,502	$489,194
Cost of sales	136,461	150,196	408,784	370,656
Gross profit	45,849	49,722	125,718	118,538
Operating expenses:
Selling and marketing	4,572	5,273	14,304	13,372
General and administrative	9,643	12,324	30,389	32,527
Amortization	1,501	1,563	4,622	4,381
Operating income	30,133	30,562	76,403	68,258
Other (income) expense, net:
Other income, net	(1,660)	(712)	(1,679)	(746)
Interest expense	940	1,750	3,064	4,765
Other (income) expense, net	(720)	1,038	1,385	4,019
Income before provision for income taxes	30,853	29,524	75,018	64,239
Provision for income taxes	6,987	7,321	16,872	15,023
Net income	23,866	22,203	58,146	49,216
Net income attributable to non-controlling interest	1,088	1,104	2,787	2,562
Net income attributable to Malibu Boats, Inc.	$22,778	$21,099	$55,359	$46,654

Comprehensive income:
Net income	$23,866	$22,203	$58,146	$49,216
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(2,078)	99	(2,086)	(672)
Other comprehensive income (loss), net of tax	(2,078)	99	(2,086)	(672)
Comprehensive income, net of tax	21,788	22,302	56,060	48,544
Less: comprehensive income attributable to non-controlling interest, net of tax	993	1,111	2,692	2,527
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$20,795	$21,191	$53,368	$46,017

Weighted average shares outstanding used in computing net income per share:
Basic	20,630,741	20,901,547	20,684,034	20,805,912
Diluted	20,775,108	21,007,933	20,827,958	20,943,548
Net income available to Class A Common Stock per share:
Basic	$1.11	$1.01	$2.68	$2.24
Diluted	$1.09	$1.01	$2.66	$2.23

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2020	June 30, 2019
Assets
Current assets
Cash	$134,162	$27,392
Trade receivables, net	21,722	27,961
Inventories, net	88,865	67,768
Prepaid expenses and other current assets	6,018	4,530
Total current assets	250,767	127,651
Property, plant and equipment, net	88,320	65,756
Goodwill	50,605	51,404
Other intangible assets, net	141,249	146,061
Deferred tax assets	53,016	60,407
Other assets	14,707	35
Total assets	$598,664	$451,314
Liabilities
Current liabilities
Accounts payable	$31,507	$21,174
Accrued expenses	53,001	49,097
Income taxes and tax distribution payable	639	1,469
Payable pursuant to tax receivable agreement, current portion	3,477	3,592
Total current liabilities	88,624	75,332
Deferred tax liabilities	41	145
Other liabilities	15,901	1,689
Payable pursuant to tax receivable agreement, less current portion	49,067	50,162
Long-term debt	192,738	113,633
Total liabilities	346,371	240,961
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,537,469 shares issued and outstanding as of March 31, 2020; 20,852,640 issued and outstanding as of June 30, 2019	204	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 15 shares issued and outstanding as of March 31, 2020; 15 shares issued and outstanding as of June 30, 2019	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and June 30, 2019	—	—
Additional paid in capital	102,284	113,004
Accumulated other comprehensive loss	(4,914)	(2,828)
Accumulated earnings	147,508	93,852
Total stockholders' equity attributable to Malibu Boats, Inc.	245,082	204,235
Non-controlling interest	7,211	6,118
Total stockholders’ equity	252,293	210,353
Total liabilities and stockholders' equity	$598,664	$451,314
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$(2,828)	$93,852	$6,118	$210,353
Net income	—	—	—	—	—	—	15,859	823	16,682
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	435	—	—	—	435
Issuances of equity for services	—	—	—	—	80	—	—	—	80
Repurchase and retirement of common stock	(383)	(4)	—	—	(11,119)	—	—	—	(11,123)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(399)	(399)
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	(25)	(648)
Balance at September 30, 2019	20,465	$203	15	$—	$102,400	$(3,451)	$108,008	$6,517	$213,677
Net income	—	—	—	—	—	—	16,722	876	17,598
Stock based compensation, net of withholding taxes on vested equity awards	116	1	—	—	236	—	—	—	237
Issuances of equity for services	2	—	—	—	655	—	—	—	655
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(446)	(446)
Foreign currency translation adjustment	—	—	—	—	—	615	—	25	640
Balance at December 31, 2019	20,583	$204	15	$—	$103,291	$(2,836)	$124,730	$6,972	$232,361
Net income	—	—	—	—	—	—	22,778	1,088	23,866
Stock based compensation, net of withholding taxes on vested equity awards	1	—	—	—	789	—	—	—	789
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Issuances of equity for exercise of stock options	12	—	—	—	377	—	—	—	377
Repurchase and retirement of common stock	(100)	(1)	—	—	(2,709)	—	—	—	(2,710)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(440)	—	—	—	(440)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	574	—	—	—	574
Exchange of LLC Units for Class A Common Stock	41	1	—	—	344	—	—	(344)	1
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(421)	(421)
Foreign currency translation adjustment	—	—	—	—	—	(2,078)	—	(84)	(2,162)
Balance at March 31, 2020	20,537	$204	15	$—	$102,284	$(4,914)	$147,508	$7,211	$252,293

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$(1,984)	$27,789	$5,502	$139,871
Net Income	—	—	—	—	—	—	11,298	717	12,015
Stock based compensation, net of withholding taxes on vested equity awards	(4)	—	—	—	(50)	—	—	—	(50)
Issuances of equity for services	—	—	—	—	71	—	—	—	71
Issuances of equity for exercise of options	26	—	—	—	672	—	—	—	672
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,553)	—	—	—	(2,553)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,138	—	—	—	3,138
Exchange of LLC for Class A Common Stock	199	2	—	—	1,047	—	—	(1,047)	2
Cancellation of Class B Common Stock	—	—	(1)	—	—	—	—	—	—
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(354)	(354)
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(15)	(419)
Balance at September 30, 2018	20,776	$206	16	$—	$110,685	$(2,388)	$39,087	$4,803	$152,393
Net Income	—	—	—	—	—	—	14,257	741	14,998
Stock based compensation, net of withholding taxes on vested equity awards	57	1	—	—	(12)	—	—	—	(11)
Issuances of equity for services	—	—	—	—	597	—	—	—	597
Issuances of equity for exercise of options	3	—	—	—	77	—	—	—	77
Distributions to LLC Unit Holders	—	—	—	—	—	—	2	(364)	(362)
Foreign currency translation adjustment	—	—	—	—	—	(367)	—	(20)	(387)
Balance at December 31, 2018	20,836	$207	16	$—	$111,347	$(2,755)	$53,346	$5,160	$167,305
Net Income	—	—	—	—	—	—	21,099	1,104	22,203
Stock based compensation, net of withholding taxes on vested equity awards	—	—	—	—	729	—	—	—	729
Issuances of equity for services	—	—	—	—	61	—	—	—	61
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(123)	—	—	—	(123)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	183	—	—	—	183
Exchange of LLC for Class A Common Stock	15	—	(1)	—	89	—	—	(89)	—
Distributions to LLC Unit Holders	—	—	—	—	—	—	(4)	(559)	(563)
Foreign currency translation adjustment	—	—	—	—	—	99	—	4	103
Balance at March 31, 2019	20,851	$207	15	$—	$112,286	$(2,656)	$74,441	$5,620	$189,898

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2020	2019
Operating activities:
Net income	$58,146	$49,216
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	2,306	1,866
Non-cash compensation to directors	621	606
Depreciation	9,040	7,102
Amortization	4,622	4,381
Deferred income taxes	7,876	5,252
Adjustment to tax receivable agreement liability	(1,650)	(707)
Other items, net	1,731	396
Change in operating assets and liabilities:
Trade receivables	6,217	(14,067)
Inventories	(21,601)	(21,592)
Prepaid expenses and other assets	(213)	(1,234)
Accounts payable	8,717	7,780
Income taxes payable	(2,122)	(350)
Accrued expenses	2,192	6,927
Other liabilities	(1,701)	835
Net cash provided by operating activities	74,181	46,411
Investing activities:
Purchases of property, plant and equipment	(30,143)	(10,728)
Payment for acquisition, net of cash acquired	—	(100,073)
Net cash used in investing activities	(30,143)	(110,801)
Financing activities:
Proceeds from revolving credit facility	103,800	55,000
Payments on revolving credit facility	(25,000)	(35,000)
Proceeds received from exercise of stock option	377	749
Cash paid for withholding taxes on vested restricted stock	(831)	(1,190)
Distributions to LLC Unit holders	(1,415)	(1,228)
Repurchase and retirement of common stock	(13,833)	—
Net cash provided by financing activities	63,098	18,331
Effect of exchange rate changes on cash	(366)	(75)
Changes in cash	106,770	(46,134)
Cash—Beginning of period	27,392	61,623
Cash—End of period	$134,162	$15,489

Supplemental cash flow information:
Cash paid for interest	$2,964	$4,302
Cash paid for income taxes	10,323	8,877

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
COVID-19 Pandemic
In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The COVID-19 pandemic has impacted the Company’s operations and financial results. Due to the impact of the COVID-19 pandemic, the Company elected to suspend operations at all of its facilities on March 24, 2020, which impacted the last week of fiscal third quarter. The shut-down continued into the fourth quarter with operations resuming between late April and early May, depending on the facility. Due to the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, the Company cannot reasonably estimate the length or severity of the pandemic or its impact on the Company’s liquidity, results of operations, and financial condition, which could have a material adverse effect.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2019, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at March 31, 2020, and the results of its operations for the three and nine month periods ended March 31, 2020 and March 31, 2019, and its cash flows for the nine month periods ended March 31, 2020 and March 31, 2019. Operating results for the three and nine months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2020. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  The amendments in this update create ASC Topic 842, Leases, and supersede the requirements in ASC Topic 840, Leases.  ASC Topic 842 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In June 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvement, which provides entities with an additional (optional) transition method to adopt the new lease standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On July 1, 2019, the Company adopted the new leasing standard and all the related amendments. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.
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

2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2020				Nine Months Ended March 31, 2020
	Malibu	Cobalt	Pursuit	Consolidated	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$100,037	$45,580	$33,472	$179,089	$276,470	$143,459	$102,993	$522,922
Part and other sales	2,567	448	206	3,221	9,341	1,714	525	11,580
Total revenue	$102,604	$46,028	$33,678	$182,310	$285,811	$145,173	$103,518	$534,502

Revenue by geography:
North America	$94,250	$43,601	$32,720	$170,571	$262,810	$139,181	$98,085	$500,076
International	8,354	2,427	958	11,739	23,001	5,992	5,433	34,426
Total revenue	$102,604	$46,028	$33,678	$182,310	$285,811	$145,173	$103,518	$534,502

	Three Months Ended March 31, 2019				Nine Months Ended March 31, 2019
	Malibu	Cobalt	Pursuit	Consolidated	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$104,381	$55,619	$36,276	$196,276	$264,170	$148,418	$66,128	$478,716
Part and other sales	3,038	422	182	3,642	8,492	1,729	257	10,478
Total revenue	$107,419	$56,041	$36,458	$199,918	$272,662	$150,147	$66,385	$489,194

Revenue by geography:
North America	$96,394	$53,820	$34,711	$184,925	$246,534	$141,965	$61,544	$450,043
International	11,025	2,221	1,747	14,993	26,128	8,182	4,841	39,151
Total revenue	$107,419	$56,041	$36,458	$199,918	$272,662	$150,147	$66,385	$489,194
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

	As of March 31, 2020		As of June 30, 2019
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	789,152	3.7%	830,152	3.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,537,469	96.3%	20,852,640	96.2%
	21,326,621	100.0%	21,682,792	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2020, the Company caused the LLC to issue a total of 184,241 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During the nine months ended March 31, 2020, 15,733 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 15,733 treasury shares in accordance with the LLC Agreement. During the nine months ended March 31, 2020, 483,679 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 483,679 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2020 and June 30, 2019, tax distributions payable to non-controlling LLC Unit holders were $421 and $568, respectively. During the nine months ended March 31, 2020 and 2019, tax distributions paid to the non-controlling LLC Unit holders were $1,415 and $1,228, respectively.
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

Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2020 and 2019, assumes that the acquisition of Pursuit occurred as of July 1, 2018. The unaudited interim pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2019 or the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$182,310	$199,918	$534,502	$530,836
Net income	23,866	22,203	58,146	53,223
Net income attributable to Malibu Boats, Inc.	22,778	21,099	55,359	50,430
Basic earnings per share	$1.11	$1.01	$2.68	$2.42
Diluted earnings per share	$1.09	$1.01	$2.66	$2.41

5. Inventories
Inventories, net consisted of the following:

	As of March 31, 2020	As of June 30, 2019
Raw materials	$62,644	$45,910
Work in progress	14,837	10,839
Finished goods	11,384	11,019
Total inventories	$88,865	$67,768

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31, 2020	As of June 30, 2019
Land	$2,194	$2,194
Building and leasehold improvements	34,971	28,957
Machinery and equipment	52,986	46,618
Furniture and fixtures	7,278	6,734
Construction in process	28,312	9,764
	125,741	94,267
Less: Accumulated depreciation	(37,421)	(28,511)
Property, plant and equipment, net	$88,320	$65,756
Depreciation expense was $2,938 and $2,744 for the three months ended March 31, 2020 and 2019, respectively, and $9,040 and $7,102 for the nine months ended March 31, 2020 and 2019, respectively, substantially all of which was recorded in cost of sales. During the first quarter of fiscal 2019, the Company disposed of various molds for models not currently in production with zero net book value and historical costs of $3,285.
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended March 31, 2020 were as follows:

Goodwill as of June 30, 2019	$51,404
Effect of foreign currency changes on goodwill	(799)
Goodwill as of March 31, 2020	$50,605
The components of other intangible assets were as follows:

	As of March 31, 2020	As of June 30, 2019	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Reacquired franchise rights	$1,105	$1,264	5	0.0
Dealer relationships	111,057	111,339	8-20	17.5
Patent	3,986	3,986	12-15	12.3
Trade name	24,667	24,667	15	1.6
Non-compete agreement	43	49	10	4.6
Backlog	77	88	0.3	0.0
Total	140,935	141,393
Less: Accumulated amortization	(63,186)	(58,832)
Total definite-lived intangible assets, net	77,749	82,561
Indefinite-lived intangible:
Trade name	63,500	63,500
Total other intangible assets, net	$141,249	$146,061
Amortization expense recognized on all amortizable intangibles was $1,501 and $1,563 for the three months ended March 31, 2020 and 2019, respectively, and $4,622 and $4,381 for the nine months ended March 31, 2020 and 2019, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2020	$1,507
2021	6,038
2022	4,537
2023	4,400
2024	4,400
2025 and thereafter	56,867
$77,749

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2020	As of June 30, 2019
Warranties	$27,398	$23,820
Dealer incentives	9,679	7,394
Accrued compensation	8,684	13,122
Current operating lease liabilities	1,998	—
Accrued legal and professional fees	912	740
Accrued interest	152	161
Other accrued expenses	4,178	3,860
Total accrued expenses	$53,001	$49,097

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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Beginning balance	$26,710	$20,943	$23,820	$17,217
Add: Warranty expense	3,665	2,918	12,767	8,941
Additions for acquisitions	—	—	—	1,872
Less: Warranty claims paid	(2,977)	(1,776)	(9,189)	(5,945)
Ending balance	$27,398	$22,085	$27,398	$22,085

10. Financing
Outstanding debt consisted of the following:

	As of March 31, 2020	As of June 30, 2019
Term loans	$75,000	$75,000
Revolving credit loan	118,800	40,000
Less unamortized debt issuance costs	(1,062)	(1,367)
Total debt	192,738	113,633
Less current maturities	—	—
Long-term debt less current maturities	$192,738	$113,633
Long-Term Debt
The Company currently has a revolving credit facility with borrowing capacity of up to $120,000 and a $75,000 term loan outstanding. As of March 31, 2020, the Company had $118,800 outstanding under its revolving credit facility and $1,170 in outstanding letters of credit. On March 19, 2020 the Company elected to draw the remaining available funds of $98,800 from the revolving credit facility. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement (the “Credit Agreement”) with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp. (previously known as SunTrust Bank), as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the Credit Agreement are guaranteed by the

LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2020, the interest rate on the Company’s term loan and revolving credit facility was 2.24%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the term loan without any penalties. On August 17, 2017 the Company made a voluntary principal payment on the term loan in the amount of $50,000 with a portion of the net proceeds from its equity offering completed on August 14, 2017. The Company exercised its option to apply the prepayment in forward order to principal installments on its term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3,000 on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. As of March 31, 2020, the outstanding principal amount of the Company’s term loan and revolving credit facility was $193,800.
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
As described above, the Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its term loan under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of March 31, 2020 and June 30, 2019, are reflected as noncurrent. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
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
Covenant Compliance

As of March 31, 2020, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited interim condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 13. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. The swap matured on March 31, 2020. For the three months ended March 31, 2020 and 2019 the Company recorded a loss of $10 and $93, respectively, and for the nine months ended March 31, 2020 and 2019 the Company recorded a loss of $68 and $225, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the unaudited interim condensed consolidated statements of operations and comprehensive income.
11. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. The Company recorded right-of-use assets, included in other assets on the balance sheet, totaling $16,142 as of July 1, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised. Lease expense recorded in the three month and nine month period ended March 31, 2020 under ASC Topic 842 was not materially different from lease expense that would have been recorded under the previous lease accounting standard.
Other information concerning the Company's operating leases accounted for under ASC Topic 842 is as follows (in thousands):

Classification		As of March 31, 2020
Assets
Right-of-use assets	Other assets	$14,675

Liabilities
Current operating lease liabilities	Accrued expenses	$1,998
Long-term operating lease liabilities	Other liabilities	14,397
Total lease liabilities		$16,395

Classification		Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease costs (1)	Cost of sales	$491	$1,441
	Selling, general and administrative	211	654

Sublease income	Other income (expense)	10	29

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	653	1,955
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.

The weighted average remaining lease term is 7.52 years. The weighted average discount rate determined based on the Company's incremental borrowing rate is 3.65%, as of March 31, 2020.
Future annual minimum lease payments for the following fiscal years as of March 31, 2020 are as follows:

Amount
Remainder of 2020	$646
2021	2,517
2022	2,360
2023	2,410
2024	2,536
2025 and thereafter	8,316
Total	18,785
Less imputed interest	(2,390)
Present value of lease liabilities	$16,395
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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2020	As of June 30, 2019
Payable pursuant to tax receivable agreement	$53,754	$55,046
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	440	2,676
Adjustment for change in estimated tax rate	(1,650)	(103)
Payments under tax receivable agreement	—	(3,865)
	52,544	53,754
Less current portion under tax receivable agreement	(3,477)	(3,592)
Payable pursuant to tax receivable agreement, less current portion	$49,067	$50,162
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
As of March 31, 2020 and June 30, 2019, the Company had deferred tax assets of $110,726 and $110,545, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return which was filed on March 13, 2020.
13. Fair Value Measurements
In determining the fair value of certain assets and liabilities, the Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As defined in ASC Topic 820, Fair Value Measurements and Disclosures, fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets and financial liabilities recorded on the unaudited interim condensed consolidated balance sheets at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:
•Level 1—Financial assets and financial liabilities whose values are based on unadjusted quoted prices in active markets for identical assets.
•Level 2—Financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in non-active markets; or valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
•Level 3—Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.
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

Assets and liabilities that had recurring fair value measurements were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Assets
Interest rate swap not designated as cash flow hedge	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—

As of June 30, 2019:
Assets
Interest rate swap not designated as cash flow hedge	$68	$—	$68	$—
Total assets at fair value	$68	$—	$68	$—
Fair value measurements for the Company’s interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of March 31, 2020 or June 30, 2019.
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
As of March 31, 2020 and June 30, 2019, the Company maintained a total valuation allowance of $14,296 and $14,252, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
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

For the three months ended March 31, 2020 and 2019, the Company's effective tax rate was 22.6% and 24.8%, respectively. For the nine months ended March 31, 2020 and 2019, the Company's effective tax rate was 22.5% and 23.4%, respectively. For the three and nine months ended March 31, 2020, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, a windfall benefit generated by certain stock-based compensation, and the impact of non-controlling interests in the LLC. For the three and nine months ended March 31, 2019, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes and remeasurement of deferred taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC.
On Friday March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the three and nine months ended March 31, 2020 relating to the CARES Act.
15. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2020, 714,911 shares remain available for future issuance under the long term incentive plan.
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
The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2020:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2019	185,473	$32.51
Options granted	—	—
Options exercised	(12,125)	31.08
Outstanding options as of March 31, 2020	173,348	32.61
Exercisable as of March 31, 2020	48,869	$31.71
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2020:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2019	226,240	$29.64
Granted	166,037	37.60
Vested	(110,073)	26.85
Forfeited	(4,062)	33.71
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2020	278,142	$35.44
Stock compensation expense attributable to the Company's share-based equity awards was $816 and $735 for the three months ended March 31, 2020 and 2019, respectively, and $2,306 and $1,866 for the nine months ended March 31, 2020 and 2019, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statement of operations and comprehensive income. Awards vesting during the three and nine months ended March 31, 2020 include 1,409 and 20,195, respectively, fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Basic:
Net income attributable to Malibu Boats, Inc.	$22,778	$21,099	$55,359	$46,654
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,417,829	20,710,202	20,479,874	20,621,522
Weighted-average participating restricted stock units convertible into Class A Common Stock	212,912	191,345	204,160	184,390
Basic weighted-average shares outstanding	20,630,741	20,901,547	20,684,034	20,805,912
Basic net income per share	$1.11	$1.01	$2.68	$2.24

Diluted:
Net income attributable to Malibu Boats, Inc.	$22,778	$21,099	$55,359	$46,654
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,630,741	20,901,547	20,684,034	20,805,912
Restricted stock units granted to employees	105,096	101,271	109,225	126,239
Stock options granted to employees	13,535	5,115	8,963	11,397
Market performance awards granted to employees	25,736	—	25,736	—
Diluted weighted-average shares outstanding [1]	20,775,108	21,007,933	20,827,958	20,943,548
Diluted net income per share	$1.09	$1.01	$2.66	$2.23
1 The Company excluded (i) 889,500 and 946,875 potentially dilutive shares from the calculation of diluted net income per share for the three months ended March 31, 2020 and 2019, respectively, and (ii) 890,750 and 930,125 potentially dilutive shares from the calculation of diluted net income per share for the nine months ended March 31, 2020 and 2019, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $327,806 and $239,315 as of March 31, 2020 and June 30, 2019, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. As of March 31, 2020 there have been no repurchases and the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of March 31, 2020 consistent with June 30, 2019.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860,

Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheet. As of March 31, 2020 and June 30, 2019, the Company had financing receivables of $412 and $768, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below under "Legal Proceedings," management does not believe there are any pending claims (asserted or unasserted) at March 31, 2020 that may have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 19, 2019, the Company filed a second action against Skier’s Choice in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief.  The Company’s complaint alleges Skier’s Choice’s surf systems on its Moomba and Supra lines of boats infringe U.S. Patent No. 10,322,777, a patent related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents.  On June 27, 2019, Skier’s Choice filed a motion to consolidate these two actions, and to continue deadlines in the earlier case for nine months, which the Company opposed. On August 22, 2019, the motion for consolidation was referred by Judge Thomas Varlan to Magistrate Judge Bruce Guyton, and the two cases were stayed pending resolution of that motion. On November 27, 2019, Judge Guyton ordered the two cases to be consolidated.  On January 7, 2020, the consolidated cases were reassigned to Judge Jon McCalla.  On January 23, 2020, Judge McCalla issued a Scheduling Order, scheduling trial on the consolidated cases to begin on September 29, 2020. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit.
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
The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2020 and 2019, respectively, and the Company’s financial position at March 31, 2020 and June 30, 2019, respectively:

	Three Months Ended March 31, 2020				Nine Months Ended March 31, 2020
	Malibu	Cobalt	Pursuit	Total	Malibu	Cobalt	Pursuit	Total
Net sales	$102,604	$46,028	$33,678	$182,310	$285,811	$145,173	$103,518	$534,502
Income before provision for income taxes	$21,669	$6,178	$3,006	$30,853	$48,331	$16,937	$9,750	$75,018

	Three months ended March 31, 2019				Nine Months Ended March 31, 2019
	Malibu	Cobalt	Pursuit	Total	Malibu	Cobalt	Pursuit	Total
Net sales	$107,419	$56,041	$36,458	$199,918	$272,662	$150,147	$66,385	$489,194
Income before provision for income taxes	$19,754	$7,202	$2,568	$29,524	$39,684	$19,466	$5,089	$64,239

	As of March 31, 2020	As of June 30, 2019
Assets
Malibu	$311,541	$185,154
Cobalt	157,988	151,481
Pursuit	129,135	114,679
Total assets	$598,664	$451,314

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others: the effects of the COVID-19 pandemic on us; general industry, economic and business conditions; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our reliance on our network of independent dealers and increasing competition for dealers; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; our ability to execute our manufacturing strategy successfully; the success of our engines integration strategy; and other factors affecting us discussed under the heading “Part II. Item 1A - Risk Factors” appearing elsewhere in this Quarterly Report on Form 10-Q and “Part I. "Item 1A-Risk Factors” appearing in our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on August 29, 2019 ("Form 10-K"). Many of these risks and uncertainties are outside our control, and there may be other risks and uncertainties which we do not currently anticipate because they relate to events and depend on circumstances that may or may not occur in the future. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The COVID-19 pandemic has impacted our operations and financial results and we expect it to continue to impact our operations and financial results, including during any recovery period. As a result of the pandemic, we elected to suspend operations at all of our facilities on March 24, 2020. We have since resumed operations at our Loudon, Tennessee facility (Malibu and Axis boats) on April 20, 2020, our Neodesha, Kansas facility (Cobalt boats) on April 27, 2020 and our Fort Pierce, Florida facility (Pursuit boats) on May 4, 2020. We also elected to draw the remaining available funds of $98.8 million from our revolving credit facility in late March 2020 to ensure we maintain financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic.
Our financial results for the third quarter of fiscal year 2020 were impacted by the COVID-19 pandemic primarily due to the temporary shutdown of our facilities that affected the last week of the third fiscal quarter. We were not able to ship boats to our dealers during the suspension of our operations, which negatively impacted our net sales. As a result, both net sales and unit sales declined by $17.6 million, or 8.8% and 298 units, or 14.2%, respectively, for the three months ended March 31, 2020 compared to the same period last year. We experienced a decrease in net sales for each of our Malibu/Axis, Cobalt, and Pursuit brands for the three months ended March 31, 2020 compared to the same period last year. While costs of sales also declined, we still recognized a decrease in gross profit of $3.9 million, or 7.8%, for the third quarter of fiscal year 2020 compared to the same period last year, primarily related to declines in sales volumes resulting from our suspension of operations which impacted the last week of our third quarter of fiscal year 2020.
In addition to our operations, the COVID-19 pandemic has also impacted our dealers and suppliers, which could cause further disruptions to our business. While some of our dealers have had to suspend their operations during the pandemic, many of our dealers continue to operate and we are not aware of any that have closed permanently. We are expecting to build and ship substantially all confirmed orders to our dealers that are for retail customers who have requested delivery prior to Memorial Day weekend. Our dealers rely on continued access to adequate financing sources, which is typically provided through floor plan financing. If floor plan financing becomes less available to our dealers as a result of the COVID-19 pandemic, our sales and potentially our working capital levels could be adversely affected. In addition, if our dealers are not able to maintain their payment obligations under their floor plan financing arrangements, the boats could be repossessed by the floor plan financing provider and returned to us, which would have an adverse impact on our net sales and may result in downward pressure on pricing of our boats. Some of our dealers have informed us that their financing sources have provided relief for our dealers through interest payment deferrals and curtailments. We are also evaluating ways in which we may be able to support our dealers with respect to their financing obligations, but we currently have no definitive plans. In addition to our dealers, many of our suppliers have also experienced temporary closures. If our suppliers are delayed in resuming their operations, it could impact our ability to receive certain components and materials that are essential to the construction of our boats. To date, we have not experienced a meaningful impact from a delay in our supplies. However, if we do not receive sufficient supplies of materials for production of boats, we may experience delays in our production of boats which could result in a decrease in boats available for sale and an increase in our cost of sales.
We believe we are well-positioned to withstand the current economic environment. We have approximately $113.0 million of cash on hand as of May 5, 2020. Further, we have a flexible cost structure that allows us to more closely align our costs with expected lower wholesale shipments that will likely result from the COVID-19 pandemic and related economic recovery. While we expect our leading market share positions, flexible cost structure and liquidity position will help us to navigate through these uncertain times, we expect the COVID-19 pandemic will have a larger impact on our results of operations for our fourth quarter of fiscal year 2020 and beyond than that which has been reflected in our results for our third quarter of fiscal year 2020. Further, the pandemic could have a stronger impact on our results for the fiscal year 2021 because our dealers have traditionally experienced stronger sales of our products during the spring and summer months, which, if meaningfully impacted, would result in our dealers having excess inventory and likely result in reduced wholesale shipments during fiscal year 2021. As shelter-in-place orders began around the start of the spring and could be extended through the summer, we expect that sales of our boats for this year’s boating season will be negatively impacted. Going forward, given that the COVID-19 pandemic has caused a significant economic slowdown it appears increasingly likely that it could cause a global recession, which could be of an unknown duration, and as a result we expect sales of our boats to be adversely impacted by any such economic slowdown.
The ultimate impact of COVID-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our dealers and suppliers, thereby adversely affecting our business, financial condition and results of operations.” under Part II. Item 1A. of this Quarterly Report on Form 10-Q. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent of these impacts at this time.
Outlook
Industry-wide marine retail registrations continued to recover from the years following the global financial crisis through 2019. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5.2% between 2011 and 2019, for the 50 reporting states. This has been led by growth in our core market, performance sport boats, having produced a double-digit compound annual growth rate over that period. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 4.5% compound annual growth rate between 2011 and 2019. That growth has been driven by the outboard market, where Pursuit is focused and Cobalt is a newer entrant and where we plan to meaningfully expand our market share in the future. While sterndrive propulsion, Cobalt's primary market, has been challenged, Cobalt's performance continues to be helped by market share gains and they continued to see registration growth through 2019. During 2019 the fiberglass outboard market had actually begun a minor contraction (down 0.3%). However, in foot lengths 23 feet and greater, where Pursuit and Cobalt compete, the market continued to grow. While domestic retail registrations performance sport boats, fiberglass sterndrive and fiberglass outboards continued to grow in 2019, the growth rate decreased compared to 2018. We believe the lower market growth rates in 2019 were largely driven by negative seasonal weather trends in key months for retail boat sales and the back half of the year represented more robust retail growth.
Strong retail sales in the latter part of 2019 positioned us and our dealers well heading into 2020. Early boat show results were reasonably strong despite lower retail registration data through March and we felt poised for a strong fiscal and calendar 2020. However, the onset of the COVID-19 pandemic and the resulting decrease in economic activity has meaningfully changed the landscape and left us in a position of uncertainty as to where the market is headed. We are aggressively monitoring retail activity at our dealers, internal warranty registrations, retail registrations with states, and flooring liquidation activity. We believe that March and April retail registrations will be lower compared to the same period last year. The temporary suspension of our operations for the COVID-19 pandemic allowed us to reduce the amount of inventory shipped to our dealers, which will give our dealers the opportunity to decrease their inventory levels in preparation for a potentially smaller retail market. While we expect a decrease in retail registrations in March and April and a potentially smaller retail market as a result of the COVID-19 pandemic, we also have a meaningful order book of confirmed orders for retail customers, most of which we are targeting to deliver before Memorial Day. We will we continue to monitor retail activity closely in the upcoming months. We believe we are well positioned to manage the current environment with our variable cost structure and strong capital structure. We will also continue to focus on our key strategies of innovation, vertical integration and world class manufacturing.
We have increased our market share among manufacturers of performance sport boats since 2008 due to new product development, improved distribution, new models, and innovative features. As the market for our product recovered, our competitors became more aggressive in their product introductions, increased their distribution and begun to compete with our patented Surf Gate system. This competitive environment has continued the past few years, but we continue to maintain a strong lead over our nearest competitor in terms of market position and we believe the current market conditions present us with another opportunity to distinguish ourselves from our competitors. We also believe that we are well positioned to maintain and expand our industry leading position given our strong dealer network and new product pipeline. Within the performance sport boats market, we also continue to be the market share leader in both the premium and value-oriented product sub-categories.
We believe our track record of expanding our market share through new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt and Pursuit acquisitions. While Cobalt and Pursuit are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding both the Cobalt and Pursuit product offerings with different foot lengths, different boat types and different propulsion technologies. Our teams have been focused on new product development efforts at Cobalt and Pursuit and our goal of introducing a meaningful amount of new product over the next two years. We believe enhancing new product development combined with diligent management of the Cobalt and Pursuit dealer networks, even in the face of adverse market conditions, positions us to meaningfully improve our share of the sterndrive and outboard markets over time.
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

Components of Results of Operations
Net Sales
We generate revenue from sales of boats to our dealers. The substantial majority of our net sales are derived from the sale of boats, including optional features added at the time of the initial wholesale purchase of the boat. Net sales consists of the following:
•Gross sales from:
•Boat and trailer sales—consists of sales of boats and trailers to our dealer network. Nearly all of our boat sales include optional feature upgrades purchased by the consumer, which increase the average selling price of our boats; and
•Parts and other sales—consists of sales of replacement and aftermarket boat parts and accessories to our dealer network; and consists of royalty income earned from license agreements with various boat manufacturers, including Nautique, Chaparral, Mastercraft, and Tige related to the use of our intellectual property.
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Rebates, free flooring and discounts—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Axis models, if a domestic dealer meets its monthly or quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. Cobalt dealers are entitled to volume-based discounts taken at the time of invoice. For our Pursuit models, if a dealer meets its quarterly or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased from Pursuit. For Malibu and Cobalt models and select Pursuit models, our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period.
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
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, which matured on March 31,2020, and amortization of deferred financing costs on our credit facilities. Other income expense, net consists mostly of adjustments to our tax receivable agreement liability.
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
Net Income Attributable to Non-controlling Interest
As of March 31, 2020 and 2019, we had a 96.3% and 96.2% controlling economic interest, respectively, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.
Segment Reporting
Effective July 1, 2019, we revised our segment reporting to conform to changes in our internal management reporting based on our boat manufacturing operations. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. We now have three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world. Malibu is our largest segment and represented 53.5% and 55.7% of our net sales for the nine months ended March 31, 2020 and March 31, 2019, respectively. Cobalt represented 27.1% and 30.7% of our net sales for the nine months ended March 31, 2020 and March 31, 2019, respectively. We completed the acquisition of Pursuit on October 15, 2018 and Pursuit represented 19.4% and 13.6% of our net sales for the nine months ended March 31, 2020 and March 31, 2019.  See Note 18 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	182,310	100.0%	199,918	100.0%	534,502	100.0%	489,194	100.0%
Cost of sales	136,461	74.9%	150,196	75.1%	408,784	76.5%	370,656	75.8%
Gross profit	45,849	25.1%	49,722	24.9%	125,718	23.5%	118,538	24.2%
Operating expenses:
Selling and marketing	4,572	2.5%	5,273	2.6%	14,304	2.7%	13,372	2.7%
General and administrative	9,643	5.3%	12,324	6.2%	30,389	5.7%	32,527	6.6%
Amortization	1,501	0.8%	1,563	0.8%	4,622	0.9%	4,381	0.9%
Operating income	30,133	16.5%	30,562	15.3%	76,403	14.2%	68,258	14.0%
Other (income) expense, net:
Other income, net	(1,660)	(0.9)%	(712)	(0.4)%	(1,679)	(0.3)%	(746)	(0.2)%
Interest expense	940	0.5%	1,750	0.9%	3,064	0.5%	4,765	1.0%
Other (income) expense, net	(720)	(0.4)%	1,038	0.5%	1,385	0.2%	4,019	0.8%
Income before provision for income taxes	30,853	16.9%	29,524	14.8%	75,018	14.0%	64,239	13.2%
Provision for income taxes	6,987	3.8%	7,321	3.7%	16,872	3.2%	15,023	3.1%
Net income	23,866	13.1%	22,203	11.1%	58,146	10.8%	49,216	10.1%
Net income attributable to non-controlling interest	1,088	0.6%	1,104	0.6%	2,787	0.5%	2,562	0.5%
Net income attributable to Malibu Boats, Inc.	22,778	12.5%	21,099	10.5%	55,359	10.3%	46,654	9.6%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,139	63.4%	1,306	62.4%	3,254	61.1%	3,343	62.3%
Cobalt	521	29.0%	645	30.8%	1,652	31.0%	1,773	33.0%
Pursuit[1]	136	7.6%	143	6.8%	421	7.9%	254	4.7%
Total units	1,796		2,094		5,327		5,370

Net sales per unit	$101,509		$95,472		$100,338		$91,098
(1) We acquired substantially all of the assets of Pursuit on October 15, 2018.
Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
Net Sales
Net sales for the three months ended March 31, 2020 decreased $17.6 million, or 8.8%, to $182.3 million as compared to the three months ended March 31, 2019. Unit volume for the three months ended March 31, 2020, decreased 298 units, or 14.2%, to 1,796 units as compared to the three months ended March 31, 2019. The decrease in net sales and unit volumes was driven primarily by the precautionary suspension of operations at all of our manufacturing facilities commencing on March 24,

2020 as a result of the COVID-19 pandemic. As a result of our suspension of operations, we were not able to ship boats to our dealers during the last week of the fiscal quarter, which negatively impacted our net sales for the quarter. In addition to the pandemic, but to a lesser effect, we also had planned lower production rates at Cobalt to reduce wholesale shipments and dealer inventories that negatively impacted sales versus the prior year period. This decrease was partially offset by a higher average selling price due to model mix and year-over-year price increases.
Net sales attributable to our Malibu segment decreased $4.8 million, or 4.5%, to $102.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Unit volumes attributable to our Malibu segment decreased 167 units for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in net sales and unit volumes was driven primarily by the precautionary suspension of operations at our Malibu and Axis facilities commencing on March 24, 2020 as a result of the COVID-19 pandemic. This decrease was partially offset by mix of our new larger models and year-over-year price increases on all of our Malibu and Axis models.
Net sales from our Cobalt segment decreased $10.0 million, or 17.9%, to $46.0 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Unit volumes attributable to Cobalt decreased 124 units for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in net sales and unit volumes were driven primarily by the precautionary suspension of operations at our Cobalt facility commencing on March 24, 2020 as a result of the COVID-19 pandemic. In addition to the pandemic, but to a lesser effect, we also had planned lower production rates at Cobalt to reduce wholesale shipments and dealer inventories that negatively impacted sales versus the prior year period. The decrease was partially offset by year-over-year price increases on our Cobalt models.
Net sales from our Pursuit segment decreased $2.8 million, or 7.6%, to $33.7 million, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Unit volumes attributable to Pursuit decreased seven units for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in net sales and unit volumes were driven primarily by the precautionary suspension of operations at our Pursuit facility commencing on March 24, 2020 as a result of the COVID-19 pandemic. Additionally, the decrease in Pursuit net sales was driven by the lower average selling price due to the mix of models sold partially offset by year-over-year price increases on our Pursuit models.
Overall consolidated net sales per unit increased 6.3% to $101,509 per unit for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Net sales per unit for our Malibu segment increased 9.5% to $90,083 per unit for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by higher sales of new, more expensive models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 1.7% to $88,345 per unit for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by year-over-year price increases. Net sales per unit for Pursuit segment decreased 2.9% to $247,632 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by a lower average selling price due to the mix of models sold offset slightly by year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended March 31, 2020 decreased $13.7 million, or 9.1%, to $136.5 million as compared to the three months ended March 31, 2019. The decrease in cost of sales was driven primarily by the precautionary suspension of operations at all of our manufacturing facilities commencing on March 24, 2020 as a result of the COVID-19 pandemic.
Gross Profit
Gross profit for the three months ended March 31, 2020 decreased $3.9 million, or 7.8%, to $45.8 million compared to the three months ended March 31, 2019. The decrease in gross profit was driven primarily by lower sales revenue due to the precautionary suspension of operations at all of our manufacturing facilities commencing on March 24, 2020 as a result of the COVID-19 pandemic. Gross margin for the three months ended March 31, 2020 increased 20 basis points from 24.9% to 25.1%.
Operating Expenses
Selling and marketing expenses for the three months ended March 31, 2020, decreased $0.7 million, or 13.3% to $4.6 million compared to the three months ended March 31, 2019. As a percentage of sales, selling and marketing expenses decreased 10 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended March 31, 2020, decreased $2.7 million, or 21.8%, to $9.6 million as compared to the three months ended March 31, 2019, due primarily to a decrease in incentive compensation for the three months ended March 31, 2020. In addition, we incurred acquisition related expenses in the three months ended March 31, 2019 for our acquisition of Pursuit. As a percentage of sales, general and administrative expenses decreased 90 basis points to 5.3% for the three months ended

March 31, 2020 compared to the three months ended March 31, 2019. Amortization expense for the three months ended March 31, 2020 remained flat at $1.5 million compared to the three months ended March 31, 2019.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended March 31, 2020 changed by $1.7 million to income of $0.7 million as compared to expense of $1.0 million, for the three months ended March 31, 2019 primarily due to decreased interest expense and a $1.7 million reduction in our tax receivable agreement liability, which resulted in us recognizing a corresponding amount as other income during the period. The reduction of our tax receivable agreement liability decreased the future tax benefit we expect to pay under our tax receivable agreements with our pre-IPO owners. Interest expense decreased due to a lower interest rate and lower average outstanding debt during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. We expect our interest expense to increase in the fourth quarter of fiscal year 2020 because of our borrowing of $98.8 million under our revolving credit facility in March to provide us financial flexibility during the COVID-19 pandemic.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2020, decreased $0.3 million, or 4.6%, to $7.0 million compared to the three months ended March 31, 2019. This decrease was primarily driven by remeasurement of deferred taxes in prior year, partially offset by increased consolidated earnings this year. For the three months ended March 31, 2020, our effective tax rate of 22.6% exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, a windfall benefit generated by certain stock based compensation, and the impact of non-controlling interests in the LLC. For the three months ended March 31, 2019, our effective tax rate of 24.8% exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes and remeasurement of deferred taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2020 and 2019, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.8% and 3.9%, respectively.
Comparison of the Nine Months Ended March 31, 2020 to the Nine Months Ended March 31, 2019
Net Sales
Net sales for the nine months ended March 31, 2020 increased $45.3 million, or 9.3%, to $534.5 million as compared to the nine months ended March 31, 2019. Unit volume for the nine months ended March 31, 2020, decreased 43 units, or 0.8%, to 5,327 units as compared to the nine months ended March 31, 2019. The increase in net sales was primarily driven by an increase in unit volumes due to the acquisition of Pursuit on October 15, 2018, as well as increased mix for our Malibu and Axis brands coupled with year-over-year price increases across all brands. This increase was partially offset by a decrease in unit volumes at Cobalt and Malibu for the nine months ended March 31, 2020 due primarily to the precautionary suspension of operations at all of our manufacturing facilities commencing on March 24, 2020 as a result of the COVID-19 pandemic.
Net sales attributable to our Malibu segment increased $13.2 million, or 4.8%, to $285.8 million for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019. Unit volumes attributable to our Malibu segment decreased 89 units for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019. The increase in net sales for Malibu was driven primarily by higher sales for new, more expensive models and optional features, which led to a higher net sales per unit for Malibu and Axis models. This increase was partially offset by a decrease in unit volumes for the nine months ended March 31, 2020 due primarily to the precautionary suspension of operations at our Malibu and Axis facilities commencing on March 24, 2020 as a result of the COVID-19 pandemic.
Net sales from our Cobalt segment decreased $5.0 million, or 3.3%, to $145.2 million for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019. Unit volumes attributable to Cobalt decreased 121 units for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The decreases in net sales and unit volume was primarily driven by the precautionary suspension of operations at our Cobalt facility commencing on March 24, 2020 as a result of the COVID-19 pandemic. The decrease in net sales was partially offset by year-over-year price increases on our Cobalt models.

Net sales from our Pursuit segment increased $37.1 million, or 55.9% to $103.5 million for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Unit volumes attributable to Pursuit increased 167 units for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. The increase in Pursuit net sales resulted from a full nine months of sales from Pursuit in the first nine months of fiscal 2020 compared to a partial six months in the first nine months of fiscal 2019 and year-over-year price increases, partially offset by the lower average selling price due to the mix of models sold and the precautionary suspension of operations at our Pursuit facility commencing on March 24, 2020 as a result of the COVID-19 pandemic. We acquired the assets of Pursuit on October 15, 2018.
Overall consolidated net sales per unit increased 10.1% to $100,338 per unit for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019 driven by a higher mix of Pursuit models which have a higher average selling price per unit than our other brands, sold in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 since the acquisition of Pursuit on October 15, 2018. Net sales per unit for our Malibu segment increased 7.7% to $87,834 per unit for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019, driven by higher sales for new, more expensive models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 3.8% to $87,877 per unit for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019, driven by year-over-year price increases. Net sales per unit for Pursuit segment decreased 5.9% to $245,886 for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019, driven by lower average selling price due to the mix of models sold offset slightly by year-over-year price increases.
Cost of Sales
Cost of sales for the nine months ended March 31, 2020 increased $38.1 million, or 10.3%, to $408.8 million as compared to the nine months ended March 31, 2019. The increase in cost of sales was driven primarily by incremental costs associated with the inclusion of Pursuit for the first full nine months, as opposed to a partial six months in the same period in the prior fiscal year, as well as, a higher cost of sales per unit that corresponded with an increase in average selling price.
Gross Profit
Gross profit for the nine months ended March 31, 2020 increased $7.2 million, or 6.1%, to $125.7 million compared to the nine months ended March 31, 2019. The increase in gross profit was due to a higher gross profit per unit. Gross margin for the nine months ended March 31, 2020 decreased 70 basis points from 24.2% to 23.5% over the same period in the prior fiscal year primarily due to the integration of Pursuit and $2.6 million in costs related to the United Auto Workers' ("UAW") strike against General Motors.
Operating Expenses
Selling and marketing expenses for the nine months ended March 31, 2020, increased $0.9 million, or 7.0%, to $14.3 million compared to the nine months ended March 31, 2019 due primarily to the incremental expenses attributable to Pursuit. As a percentage of sales, selling and marketing expenses remained flat compared to the same period in the prior fiscal year. General and administrative expenses for the nine months ended March 31, 2020, decreased $2.1 million, or 6.6%, to $30.4 million as compared to the nine months ended March 31, 2019, largely due to expenses related to the acquisition of Pursuit in the nine months ended March 31, 2019 that were not incurred during the nine months ended March 31, 2020, partially offset by incremental general and administrative expenses attributable to Pursuit during the nine months ended March 31, 2020. As a percentage of sales, general and administrative expenses decreased 90 basis points from 6.6% to 5.7% for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Amortization expense for the nine months ended March 31, 2020, increased $0.2 million, or 5.5% to $4.6 million compared to the nine months ended March 31, 2019 due to additional amortization expense related to intangibles acquired as part of the Pursuit acquisition.
Other (Income) Expense, Net
Other (income) expense, net for the nine months ended March 31, 2020 decreased $2.6 million, or 65.5%, to $1.4 million compared to the nine months ended March 31, 2019 due to lower interest expense on our outstanding debt and a $1.7 million adjustment to our tax receivable agreement liability, which resulted in us recognizing a corresponding amount as other income during the period. The reduction of our tax receivable agreement liability decreased the future tax benefit we expect to pay under our tax receivable agreements with our pre-IPO owners. Interest expense decreased due to a lower interest rate and lower average outstanding debt during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2020, increased $1.8 million, or 12.3%, to $16.9 million compared to the nine months ended March 31, 2019. This increase was primarily due to increased consolidated earnings, including Pursuit for the nine months ended March 31, 2020, and a remeasurement of deferred taxes for the same period in the prior fiscal year. For the nine months ended March 31, 2020, our effective tax rate of 22.5% exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, a windfall benefit generated by certain stock based compensation, and the impact of non-controlling interests in the LLC. For the nine months ended March 31, 2019, our effective tax rate of 23.4% exceeded the statutory federal income tax rate of 21% due to the impact of U.S. state taxes and remeasurement of deferred taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2020 and 2019, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.8% and 4.1%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration related expenses, non- cash compensation expense, expenses related to our engine development initiative, expenses related to interruption to our engine supply during the labor strike by UAW against General Motors and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income	$23,866	$22,203	$58,146	$49,216
Provision for income taxes	6,987	7,321	16,872	15,023
Interest expense	940	1,750	3,064	4,765
Depreciation	2,938	2,744	9,040	7,102
Amortization	1,501	1,563	4,622	4,381
Professional fees [1]	124	189	500	572
Acquisition and integration related expenses [2]	—	1,051	—	4,960
Stock-based compensation expense [3]	816	735	2,306	1,866
Engine development [4]	—	932	—	2,871
UAW strike impact [5]	877	—	2,564	—
Adjustments to tax receivable agreement liability [6]	(1,650)	(707)	(1,650)	(707)
Adjusted EBITDA	$36,399	$37,781	$95,464	$90,049
Adjusted EBITDA Margin	20.0%	18.9%	17.9%	18.4%

(1)	Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 17 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)	For the three months and nine months ended March 31, 2019, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018 and integration costs related to our acquisitions of Pursuit and Cobalt. Integration related expenses for the nine months ended March 31, 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of Pursuit inventory acquired, most of which was sold during the second quarter of fiscal 2019.
(3)	Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 15 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
(4)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(5)	For the three and nine months ended March 31, 2020, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(6)	For the three and nine months ended March 31, 2020 and March 31, 2019 we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$22,778	$21,099	$55,359	$46,654
Provision for income taxes	6,987	7,321	16,872	15,023
Professional fees [1]	124	189	500	572
Acquisition and integration related expenses [2]	1,053	2,217	3,200	8,015
Fair market value adjustment for interest rate swap [3]	10	93	68	225
Stock-based compensation expense [4]	816	735	2,306	1,866
Engine development [5]	—	932	—	2,871
UAW strike impact [6]	877	—	2,564	—
Adjustments to tax receivable agreement liability [7]	(1,650)	(707)	(1,650)	(707)
Net income attributable to non-controlling interest [8]	1,088	1,104	2,787	2,562
Fully distributed net income before income taxes	32,083	32,983	82,006	77,081
Income tax expense on fully distributed income before income taxes [9]	7,539	7,949	19,271	18,577
Adjusted fully distributed net income	$24,544	$25,034	$62,735	$58,504

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,630,741	20,901,547	20,684,034	20,805,912
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [10]	805,822	838,496	822,042	896,808
Weighted-average unvested restricted stock awards issued to management [11]	181,015	132,549	146,905	129,844
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,617,578	21,872,592	21,652,981	21,832,564
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income available to Class A Common Stock per share	$1.11	$1.01	$2.68	$2.24
Impact of adjustments:
Provision for income taxes	0.34	0.35	0.82	0.72
Professional fees [1]	—	0.01	0.02	0.03
Acquisition and integration related expenses [2]	0.05	0.11	0.15	0.39
Fair market value adjustment for interest rate swap [3]	—	—	—	0.01
Stock-based compensation expense [4]	0.04	0.04	0.11	0.09
Engine development [5]	—	0.05	—	0.14
UAW strike impact [6]	0.04	—	0.12	—
Adjustment to tax receivable agreement liability [7]	(0.08)	(0.03)	(0.08)	(0.03)
Net income attributable to non-controlling interest [8]	0.05	0.05	0.13	0.12
Fully distributed net income per share before income taxes	1.55	1.59	3.95	3.71
Impact of income tax expense on fully distributed income before income taxes [9]	(0.37)	(0.38)	(0.94)	(0.89)
Impact of increased share count [12]	(0.05)	(0.06)	(0.12)	(0.14)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.13	$1.15	$2.89	$2.68

(1)	Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 17 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)	For the three months and nine months ended March 31, 2020, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt. For the three and nine months ended March 31, 2019, represents legal and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018 and integration costs related to our acquisitions of Pursuit and Cobalt. Integration related expenses for the nine months ended March 31, 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired at Pursuit, most of which was sold during the second quarter of fiscal 2019. In addition, for the three and nine months ended March 31, 2019, integration related expenses includes $0.4 million and $0.8 million respectively, in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Pursuit. Also, for the three and nine months ended March 31, 2019, integration related expenses includes $0.7 million and $2.2 million, respectively, in amortization associated with our fair value step up of intangibles acquired in connection with the acquisition of Cobalt.
(3)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015. The swap matured on March 31, 2020.
(4)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 15 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
(5)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(6)	For the three and nine months ended March 31, 2020, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(7)	For the three and nine months ended March 31, 2020 and March 31, 2019 we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
(8)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(9)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.5% and 24.1% of income before income taxes for the three and nine month periods ended March 31, 2020 and 2019, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2020 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.
(10)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(11)	Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(12)	Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for acquisitions, repayments under our debt arrangements, capital investments, cash distributions to members of the LLC and cash payments under our tax receivable agreement. As noted above, we elected to draw the remaining available funds of $98.8 million from our revolving credit facility in late March. As of May 5, 2020, we had approximately $113.0 million of cash on hand, with no available amounts for borrowing under our revolving credit facility. Our cash position going forward will depend on multiple factors, including our ability to continue operations and production of boats, the COVID-19 pandemic’s effects on our dealers and customers, the availability of sufficient amounts of financing, and our operating performance. Further, our dealers may seek credit support or other assurances from us that could affect our costs of doing business or liquidity. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2020	2019
Total cash provided by (used in):
Operating activities	$74,181	$46,411
Investing activities	(30,143)	(110,801)
Financing activities	63,098	18,331
Impact of currency exchange rates on cash balances	(366)	(75)
Increase (decrease) in cash	$106,770	$(46,134)
Comparison of the Nine Months Ended March 31, 2020 to the Nine Months Ended March 31, 2019
Operating Activities
Net cash provided by operating activities was $74.2 million for the nine months ended March 31, 2020, compared to $46.4 million for the nine months ended March 31, 2019, an increase of $27.8 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $13.2 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory and an increase of $14.6 million due to increases in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used for investing activities was $30.1 million for the nine months ended March 31, 2020, compared to $110.8 million for the nine months ended March 31, 2019, a decrease of $80.7 million. The decrease in cash used for investing activities was primarily related to our acquisition of Pursuit in the nine months ended March 31, 2019, partially offset by the increase in capital outlays for our expansion activities at our Pursuit and Cobalt plants and normal purchases for manufacturing infrastructure, molds and equipment for the nine months ended March 31, 2020.
Financing Activities
Net cash provided by financing activities was $63.1 million for the nine months ended March 31, 2020, compared to net cash provided by financing activities of $18.3 million for the nine months ended March 31, 2019, an increase of $44.8 million. For the nine months ended March 31, 2020, we received $103.8 million in proceeds from our credit facility primarily to provide financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. We repurchased $13.8 million of our Class A Common Stock under our previously announced stock repurchase program. We repaid $25.0 million of revolving debt and we paid $1.4 million in distributions to LLC unit holders and $0.8 million on taxes for shares withheld on restricted stock vestings and we received $0.4 million in proceeds from the exercise of stock options during the nine months ended March 31, 2020. During the nine months ended March 31, 2019, we received $55.0 million in proceeds from our credit facility primarily to fund the acquisition of Pursuit, we repaid $35.0 million of revolving debt borrowed for the Pursuit acquisition, we paid $1.2 million in distributions to LLC unit holders and $1.2 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options.
Loans and Commitments
We currently have a revolving credit facility with borrowing capacity of up to $120.0 million and a $75.0 million term loan outstanding. As of March 31, 2020, we had $118.8 million outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit. On March 19, 2020 we elected to draw the remaining available funds of $98.8 million from the revolving credit facility to provide financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp. (formerly known as SunTrust Bank), as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2020, the interest rate on our term loan and revolving credit facility was 2.24%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio.
The credit agreement permits prepayment of the term loan without any penalties. On August 17, 2017 we made a voluntary principal payment on the term loan in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment in forward order to principal installments on our term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3.0 million on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of March 31, 2020, the outstanding principal amount of our term loan and revolving credit facility was $193.8 million.
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
All of our $193.8 million of debt outstanding under our credit agreement as of March 31, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest.  Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative Base Rate described above under “Loans and Commitments” on the last day of such interest period that determination is made.  Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate.
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
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative Base Rate, we would expect to incur additional interest expense on such indebtedness as of March 31, 2020 of approximately $1.9 million on an annualized basis.  While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate.  In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form.  Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations.  We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in 2020 in anticipation of the discontinuance or modification of LIBOR by the end of 2021.
Future Liquidity Needs and Capital Expenditures
Management believes that our existing cash and cash flows from operations will be sufficient to fund our operations for the next 12 months. Our future capital requirements will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of the COVID-19 pandemic and its impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the COVID-19 pandemic’s effects on our dealers and customers, the availability of sufficient amounts of financing, and our operating performance.
We estimate that approximately $3.5 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed on March 13, 2020. Management expects minimal effect on our future liquidity and capital resources.
Management expects our capital expenditures for fiscal year 2020 to be higher than our 2019 capital expenditures primarily driven by facility expansion projects at Cobalt and Pursuit. Capital expenditures for fiscal year 2020 are expected to consist primarily of the completion of ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth.
Stock Repurchase Program
On June 18, 2019, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $35.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from July 1, 2019 to July 1, 2020. We intend to fund repurchases under the Repurchase Program from cash on hand. During the nine months ended March 31, 2020, we repurchased 483,679 shares of Class A Common Stock for $13.8 million in cash including related fees and expenses. As of March 31, 2020, we may repurchase up to an additional $21.2 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
Since June 30, 2019, we borrowed a net $78.8 million under our revolving credit facility to provide financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. As of March 31, 2020, we had $118.8 million outstanding under our revolving credit facility and $75.0 million outstanding on our term loans. As of March 31, 2020, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt [1]	$193,800	$—	$75,000	$118,800	$—
Interest expense [2]	19,788	5,704	9,719	4,365	—
Operating leases [3]	18,785	2,555	4,744	4,908	6,578
Purchase obligations [4]	67,673	67,673	—	—	—
Payments pursuant to tax receivable agreement [5]	52,544	3,477	7,300	7,727	34,040
Total	$352,590	$79,409	$96,763	$135,800	$40,618

(1)	Principal payments on our outstanding bank debt per terms of our Credit Agreement, which is comprised of a $75.0 million term loan and $120.0 million revolving credit facility, of which $118.8 million was outstanding as of March 31, 2020. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The term loan matures on July 1, 2022 and the revolving credit facility matures on July 1, 2024.
(2)	Interest payments on our outstanding term loans and borrowings under our revolving credit facility under our Credit Agreement. Our term loan and revolving credit facility bear interest at variable rates. We have calculated future interest obligations based on the interest rate as of March 31, 2020.
(3)	Pursuant to the adoption of ASC Topic 842, Leases, as of July 1, 2019 our lease liability for all leases with terms greater than 12 months as represented on the balance sheet respective of maturity.
(4)	As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2020.
(5)	Reflects amounts owed under our tax receivables agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

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
Critical Accounting Policies
As of March 31, 2020, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2019, for a complete discussion on the Company’s market risk.
We are subject to interest rate risk in connection with borrowings under our revolving credit facility and term loan, which bear interest at variable rates. At March 31, 2020, we had $118.8 million outstanding under our revolving credit facility and $75.0 million outstanding on our term loan. Borrowings under our revolving credit facility and term loan bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.25% with respect to Base Rate borrowings and 1.25% to 2.25% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.
At March 31, 2020, the interest rate on our revolving credit facility and term loan was 2.24%. Based on a sensitivity analysis at March 31, 2020, assuming a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.9 million.
On July 1, 2015, we entered into a 5-year floating to fixed interest rate swap with a certain counterparty to the previously existing credit agreement to mitigate the risk of interest rate fluctuations associated with our variable rate long term debt. The swap has an effective start date of July 1, 2015 and is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39.3 million, which was equal to 50% of the outstanding balance of our term loan at the time of the swap arrangement. The swap matured on March 31, 2020. For the nine months ended March 31, 2020, we recorded a loss of $68,000 for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.
Other than with respect to our interest rate risk, there have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2019.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
Other than the risk noted below, there were no material changes during the quarter ended March 31, 2020, to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2019.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our dealers and suppliers, thereby adversely affecting our business, financial condition and results of operations.
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have increased. As a result of the pandemic, we suspended operations at all of our facilities on March 24, 2020. We have since resumed operations at our Loudon, Tennessee facility (Malibu and Axis boats) on April 20, 2020, our Neodesha, Kansas facility (Cobalt boats) on April 27, 2020 and our Fort Pierce, Florida facility (Pursuit boats) on May 4, 2020. The disruption we experienced during our temporary closure has resulted in a reduction in our production of boats that we will not recover this fiscal year, in part due to a potential decrease in consumer demand for recreational boats as a result of the economic impact of the pandemic. The temporary shutdown of our facilities also resulted in delays for delivery of our boats to dealers and inability to receive supplies from our vendors. . As a result, we recognized a decrease of $17.6 million, or 8.8%, in net sales and a decrease of 298 units sold, or 14.2%, for the three months ended March 31, 2020 compared to the same period last year.We cannot assure you that we will not have to suspend our operations again, whether voluntarily or as a result of federal, state or local mandates, and such closures could extend for a longer term than the prior shutdown of our facilities.
We expect the COVID-19 pandemic to negatively impact our financial results, more significantly in the fourth quarter of fiscal year 2020 and beyond as compared to the third quarter of fiscal year 2020. Further, the pandemic could have a stronger impact on our results for the fiscal year 2021 because our dealers have traditionally experienced stronger sales of our products during the spring and summer months, which, if meaningfully impacted, would result in our dealers having excess inventory and likely result in reduced wholesale shipments during fiscal year 2021. As shelter-in-place orders began in the spring and could be extended through the summer, we expect sales of our boats to be negatively impacted. While we cannot predict the ultimate impact of the COVID-19 virus on our business at this time, the pandemic and related efforts to mitigate the pandemic could impact our business in a number of ways, including but not limited to:
•decreasing consumer confidence as a result of the economic impact of the pandemic, which could result in a decrease in consumer demand for recreational boats;
•disrupting our manufacturing processes, as has already occurred with the temporary closures of our facilities and the delay of supplies being received;
•adversely impacting the financial health of our dealers who typically require financing to purchase our boats;
•adversely impacting the business of our suppliers, which could result in among other things, delays for delivery of raw materials and components needed for the production of our boats;
•impacting our ability to maintain our workforce during this uncertain time;
•increasing employee absenteeism due to fear of infection;
•increasing possible lawsuits or regulatory actions due to COVID-19 spread in the workplace;
•suffering from reputational risk if we experience COVID-19 spread in our workplace;
•adversely impacting the productivity of management and our employees that are working remotely, including impacting our ability to maintain our financial reporting processes and related controls and our ability to manage complex accounting issues presented by the COVID-19 pandemic, such as impairment analysis.
Any or all of these items may occur, which individually or in the aggregate, may have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks could accelerate or intensify depending on the severity and length of the pandemic. In addition, if a resurgence of the COVID-19 virus occurs after the initial outbreak subsides, these factors will be exacerbated.
Given that the COVID-19 pandemic has caused a significant economic slowdown it appears increasingly likely that it could cause a global recession, which could be of an unknown duration and as a result we expect sales of our boats to be negatively impacted. If general economic conditions deteriorate further we cannot predict the duration or strength of an economic recovery, either in the United States or in the specific markets where we sell our products. Further, consumers often finance purchases of our boats and accordingly, consumer credit market conditions also influence demand for our boats. If credit conditions worsen, as is likely in response to the COVID-19 pandemic, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.
In late March 2020, we elected to draw the remaining available funds of $98.8 million from our revolving credit facility to ensure we maintain financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. As of May 5, 2020, we had approximately $113.0 million of cash on hand, with no available amounts for borrowing under our revolving credit facility. Our cash position will depend on multiple factors, including our ability to continue operations and production of boats, the COVID-19 pandemic’s effects on our dealers and customers, the availability of sufficient amounts of financing, and our operating performance. Further, our dealers may seek credit support or other assurances from us that could affect our costs of doing business or liquidity. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and such additional debt financing may not be available on commercially reasonable terms, if at all.
Our dealers have also experienced disruptions to their operations, including temporary closures during which they are unable to sell our boats. Because we sell nearly all of our products through dealers, the financial health of our dealers is critical to our success. The ability of our dealers to purchase our boats may be materially impacted depending on the length and severity of the pandemic, including the impact on general economic conditions and consumer confidence. If our dealers suffer material economic harm during the pandemic, the dealers may no longer be able to continue in business or, even if they are, they may not able to maintain their payment obligations under their floor plan financing arrangements and the boats could be repossessed by the floor plan financing provider and returned to us. If boats are returned to us, it would have an adverse impact on our net sales and could result in downward pressure on pricing of our boats. In addition, our dealers rely on continued access to adequate financing sources on a timely basis on reasonable terms, which is typically provided through floor plan financing. Access to floor plan financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If floor plan financing becomes less available to our dealers as a result of the COVID-19 pandemic, our sales and our working capital levels would be adversely affected.
In addition to our dealers, our suppliers have also experienced temporary closures, thereby impacting our ability to receive certain components and materials that are essential to the construction of our boats. We may experience delays in production of our products if we do not receive sufficient supplies of materials for production of boats or if we are required to replace one or more suppliers, which could cause a decrease in boats available for sale or an increase in our cost of sales, either of which would adversely affect our business, financial condition and results of operations.
Our financial and accounting teams, along with certain other departments, have been able to work remotely during this time and many continue to work remotely. Remote working arrangements could impact employees’ productivity. While we have resumed operations at all of our facilities, we have continued to implement safety precautions, including enhanced and more frequent cleaning of our facilities, providing facemasks to each employee, enforcing social distancing guidelines and screening employees for potential symptoms. These additional safety precautions may also impact the productivity and profitability at our facilities. In addition, we may experience higher levels of absenteeism during the pandemic due to the fear of becoming ill.
As a result of the COVID-19 outbreak, we are also currently evaluating the impact on long-lived assets for possible impairment. We did not record an impairment charge during the third quarter of fiscal year 2020. However, depending on future events, we may be required to record future impairment charges. In addition, depending on the ongoing impact of the pandemic, we may also be required to reserve for incremental credit losses and/or repurchase commitments. Any material increase in our reserves could have a corresponding effect on our results of operations.
The ultimate magnitude of COVID-19, including the extent of its impact on our financial condition and results of operations, which could be material, will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent of these impacts at this time.

Any potential government crisis relief assistance could impose significant limitations on our corporate activities, may dilute our stockholders and may not be on terms favorable to us.
Numerous government-sponsored crisis relief programs have been implemented and others are being considered. If any government agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, limitations on debt, and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations. In addition, such funding could involve the issuance of warrants, which will be dilutive to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 6, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 40,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On February 6, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 1,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our Repurchase Program during the quarter ended March 31, 2020 (in thousands).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January	—	$—	—	$23,877
February	—	—	—	23,877
March	100,275	27.05	100,275	21,167
Total	100,275	$27.05	100,275	$21,167
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Description of Class A Common Stock [5]
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [2]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Included as Exhibit 101).
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

May 7, 2020	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)