Form 10-K
period 2020-06-30
MALIBU BOATS, INC.
filed 2020-08-31
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
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

Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑
As of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $830.9 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2019 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 31, 2019. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of August 28, 2020 was 20,620,752 and 13, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2020.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1.”
Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: the effects of the COVID-19 pandemic on us; general industry, economic and business conditions; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions, policies impacting access to waterways and shelter-in-place orders; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; the success of our engine integration strategy; our reliance on certain suppliers for our engines and outboard motors; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to protect our intellectual property; disruptions to our network and information systems; risks inherent in operating in foreign jurisdictions; rising concern regarding international tariffs; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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

PART I.
Item 1. Business
Unless otherwise expressly indicated or the context otherwise requires, in this Annual Report on Form 10-K:
•we use the terms “Malibu Boats,” the “Company,” “we,” “us,” “our” or similar references to refer (1) prior to the consummation of our IPO on February 5, 2014, to Malibu Boats Holdings, LLC, or the LLC, and its consolidated subsidiaries and (2) after our IPO, to Malibu Boats, Inc. and its consolidated subsidiaries;
•we refer to our initial public offering of Class A common stock on February 5, 2014, as our “IPO”;
•we refer to the owners of membership interests in the LLC immediately prior to the consummation of the IPO, collectively, as our “pre-IPO owners”;
•we refer to owners of membership interests in the LLC (the "LLC Units"), collectively, as our “LLC members”;
•references to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30 of each year;
•we refer to our Malibu branded boats as "Malibu", our Axis Wake Research branded boats as "Axis", our Cobalt branded boats as "Cobalt", and our Pursuit branded boats as "Pursuit";
•we use the term “recreational powerboat industry” to refer to our industry group, which includes performance sport boats, sterndrive and outboard boats;
•we use the term “performance sport boat category” to refer to the industry category, consisting primarily of fiberglass boats equipped with inboard propulsion and ranging from 19 feet to 26 feet in length, which we believe most closely corresponds to (1) the inboard ski/wakeboard category, as defined and tracked by the National Marine Manufacturers Association, or NMMA, and (2) the inboard skiboat category, as defined and tracked by Statistical Surveys, Inc., or SSI;
•we use the terms “sterndrive” and “outboard” to refer to the industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to (1) the sterndrive and outboard categories, as defined and tracked by NMMA, and (2) the sterndrive and outboard propulsion categories, as defined and tracked by SSI; and
•references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2020, and excludes such data for Australia and New Zealand.
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
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats under four brands—Malibu, Axis, Cobalt, and Pursuit. We have the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis brands and the #1 market share position in the United States in the 24’—29’ segment of the sterndrive category through our Cobalt brand, and we are among the leading market share positions in the fiberglass outboard fishing boat market with our Pursuit brand. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. Retail prices for our boat models range from $60,000 to $800,000.
Our boats are constructed of fiberglass, available in a range of sizes, hull designs and propulsion systems (i.e., inboard, sterndrive and outboard). We employ experienced product development and engineering teams that enable us to offer a range of models across each of our brands while consistently introducing innovative features in our product offerings. Our engineering teams closely collaborate with our manufacturing personnel in order to improve product quality and process efficiencies. The results of this collaboration are reflected in our receipt of numerous industry awards, including the Boating Industry Magazine's "Top Product" award for the Malibu M240 in 2020, Pursuit S 378 in 2020, Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016, as well as the Boating Industry's Best New and Innovative Products in 2019 for the Cobalt A29. We have also been recognized as Sounding Trade Only Today’s “2019 Top Most Innovative Marine Companies,” and we earned the honors of "WSIA Innovation of Year" award for our Malibu M240 M-Line Hull with Surf Gate Fusion in 2020, Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat industry. As of July 1, 2020, our distribution channel consisted of over 350 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States and world, and it had a significant impact on our operations and financial results for fiscal year 2020. On March 24, 2020, we elected to suspend operations at all of our facilities, and we subsequently resumed operations at our facilities in late April and May 2020. As a result of the suspension of our production of boats, our net sales declined by $30.9 million, or 4.5%, and our unit sales decreased by 918 units, or 12.5%, for fiscal year 2020 compared to fiscal 2019. However, sales at our dealers, while impacted negatively by COVID-19 in late March and through April, improved materially from May through July 2020 and that increase has depleted inventory at our dealers.
For more information on how the COVID-19 pandemic has impacted us and may continue to impact us, see the risk factor “The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our dealers and suppliers, thereby adversely affecting our business, financial condition and results of operations.” under Part I. Item 1A. of this Form 10- K, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations--Impact of the COVID-19 Pandemic” under Part I., Item 7. of this Form 10-K.
Our Market Opportunity
During calendar year 2019, retail sales of new recreational powerboats in the United States totaled $11.3 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve the top three categories of outboard, sterndrive and performance sport boat representing an addressable market of nearly $9.8 billion in retail sales through our Malibu, Axis, Cobalt, and Pursuit brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2019:

Recreational Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	172,700	$7,656
Sterndrive	10,100	883
Performance sport boat	11,100	1,232
Jet boat	5,900	289
Cruisers	1,600	1,269
Total addressable market	201,400	$11,329
Our Strengths
Leading Market Share Positions. According to SSI, we have held the number one market share position, based on unit volume, in the United States among manufacturers of performance sport boats for each calendar year since 2010 including 2019. We have grown our U.S. market share in this category through our Malibu and Axis brands from 24.5% in 2010 to 32.7% in 2019. Furthermore, we also hold the number one market share position in the 24’—29’ segment of the sterndrive boat category, through our Cobalt brand according to SSI. Cobalt has expanded its market share in this segment from 14.2% in 2010 to 35.0% in 2019. With our Pursuit brand we hold the number two market share position in the offshore boat category for calendar year 2019. Pursuit has expanded its market share in this segment from 17.7% in 2010 to 18.8% in 2019.
Industry-leading Product Design and Innovation. We believe that our innovation in the design of new boat models and new features has been a key to our success, helping us increase our market share within our categories and generally broaden the appeal of our products among recreational boaters. As a result of the features we have introduced, such as our Integrated Surf Platform which includes patented Surf Gate and Power Wedge technology along with tailored swim steps and hard tank ballast, our boats can be used for an increasingly wide range of activities. At the same time they are increasingly easier to use, while maintaining the highest level of performance characteristics that consumers expect. Additionally, by introducing new boat models across our portfolio of brands in a range of price points, sizes, bow and hull designs, engine propulsion, and optional performance features, we believe we have enhanced consumers’ ability to select a boat suited to their individual preferences. Our commitment to developing new boat models and introducing new features are reflected in the fact we consistently and successfully bring multiple new model introductions year after year.
Focus on Vertical Integration Opportunities. We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of our own engines, boat trailers, towers and tower accessories, machined and billet parts, and tooling. We began including our engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. Recently we began producing soft grip flooring for our Malibu, Axis and new Cobalt models. Vertical integration of key components of our boats gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands.
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
Diverse Product Offering. We are able to engage consumers across multiple categories within the recreational powerboat industry. Malibu and Axis are market leaders in the performance sport boat category, Cobalt operates in the sterndrive category and has also expanded into wake surfing and outboard product lines, and Pursuit competes in the saltwater outboard fishing boat market with center console, dual console and offshore models.
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
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the recreational powerboat industry, while also updating and refreshing our existing boat models regularly. Second, we seek to develop and integrate innovative new or enhanced optional feature offerings into our boats. For our Malibu and Axis brands this includes Surf Gate, Malibu Command Center, Power Wedge III, Tower Mister, Fast Fill Ballast System, G5 Tower and integrated flip down Swim Step. For Cobalt, it includes outboard propulsion models to expand its addressable market. Cobalt has been able to achieve growth in recent years partly by pivoting and expanding into the sterndrive surfing category through its Cobalt Surf series, which now features Surf Gate. In addition, other new features have included Splash and Stow and a new electronic flip down Swim Step for model year 2021 boats. For the Pursuit brand, the focus has been on expanding our award winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the new S 378. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading-edge boat manufacturer and provides us with a competitive advantage.
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
Continue to Seek Vertical Integration Opportunities. Over the past several years, we have focused on expanding our vertical integration capabilities, having brought in-house the production of towers and tower accessories, trailers, machined and billet parts, and, most recently, producing our own engines for our Malibu and Axis boats and soft grip flooring for our Malibu, Axis and new Cobalt models. Additional vertical integration opportunities exist across our product portfolio and we are aggressively monitoring these opportunities.
Selectively Pursue Strategic Acquisitions. One of our growth strategies is to drive growth in our business through targeted acquisitions that add value while considering our existing brands and product portfolio. We have focused on growth through acquisitions both domestically and abroad, as evidenced by our acquisition of Pursuit in October 2018, our acquisition of Cobalt in July 2017 and our acquisition of our Australian licensee in October 2014. The primary objectives of our acquisitions are to expand our presence in new or adjacent categories, to expand into other product lines and business that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market share, strong cash flows, and an experienced management team and workforce that provide a fit with our existing operations. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and revenue synergies, such as the optimization of manufacturing operations, improved processes around product development, enhancement of our existing dealer distribution network, administrative cost savings, shared procurement, vertical integration and cross-selling opportunities.
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

Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	11	20'-25'	$60-$210	Founded in 1982, Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Malibu is comprised of three product lines:
				• Wakesetter Series - Our line of highly-customizable boats offering our most innovative technologies and premium features, with the newest color options and interior finishes.

• M Series - Our line of ultra-premium towboats, featuring the Malibu M240, loaded with every technologically innovative feature we offer including our Integrated Surf Platform, premium luxury interiors, most advanced helm in the industry, and our most powerful engine.

				• Response Series - Our line of high-performance water ski focused towboats completely redesigned in 2017.
Axis	5	20’-24’	$65-$115	Launched in 2009, Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate. Axis currently features five models.
Cobalt	16	20’-36’	$60-$450	Founded in 1967, Cobalt is a premium luxury sterndrive and outboard boat manufacturer available in five product lines:

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

• Surf Series - Focused on watersports and based on our Gateway Series and R Series. Features a sport tower for higher tow point, storage racks, integrated billet board racks, optional tower lights, ballast, surf systems and directional speakers with a look designed to appeal to our younger customers

Pursuit	15	22'-44'	$80-$800	Launched in 1977, Pursuit is a premium brand of saltwater outboard fishing boats available in three product lines:
				• Sport Center Console Series - Our center console series provides a central helm and open hull to provide 360-degree access to the water and is ideal for fishing.

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

Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July

2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu Wakesetter models and Axis brand boats. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. For the 2016 model year, we introduced our patented Surf Band technology that allows the rider to control the surf wave, shape, size and side. Some of our other notable innovations include Power Wedge III, G5/GX Tower, Electronic Dashboard Controls, Swim Step, Tower Mister, Splash and Stow and TrueWave. We won the Boating Industry Magazine's "Top Product" award for the Malibu M240 in 2020, Pursuit S 378 in 2020, Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016, as well as the Boating Industry's Best New and Innovative Products in 2019 for the Cobalt A29. We have also been recognized as Sounding Trade Only Today’s “2019 Top Most Innovative Marine Companies,” and we earned the honors of "WSIA Innovation of Year" award for the Malibu M240 M-Line Hull with Surf Gate Fusion in 2020, Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
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
North America
As of July 1, 2020, our dealer network consisted of over 250 dealer locations servicing the performance sport boat, sterndrive, and outboard markets strategically located throughout the U.S. and Canada. Approximately 50% of our dealer locations have been with us, or with Cobalt and Pursuit prior to our acquisition of them, for over ten years. Our top ten dealers represented 38.5%, 39.6% and 37.8%, of our net sales for fiscal year 2020, 2019 and 2018, respectively. The top ten dealers for each of Malibu, Cobalt and Pursuit represented approximately 45.8%, 45.3% and 82.7%, respectively, of net sales in fiscal year 2020. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 15.2%, 15.1% and 10.7% of consolidated net sales in fiscal years 2020, 2019, and 2018 respectively including approximately 7.6%, 15.7% and 34.5% of consolidated sales in fiscal year 2020 for Malibu, Cobalt and Pursuit, respectively.
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
International
We have an extensive international distribution network for our Malibu, Axis, Cobalt and Pursuit brands. As of July 1, 2020, our dealer network consisted of over 100 dealer locations throughout Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand. We service our independent dealers in the Australian and New Zealand markets who sell our Malibu and Axis brand boats through our Australian operations acquired in October 2014.
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
•represent our products at specified boat shows;
•market our products only to retail end users in a specific geographic territory;
•promote and demonstrate our products to consumers;
•place a specified minimum number of orders of our products during the term of the agreement in exchange for rebate or discount eligibility that varies according to the level of volume they commit to purchase;
•provide us with regular updates regarding the number and type of our products in their inventory;
•maintain a service department to service our products, and perform all appropriate warranty service and repairs; and
•indemnify us for certain claims.
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

We have developed a system of financial incentives for our dealers based on customer satisfaction and achievement of best practices. Our brands employ dealer incentive programs that have been refined through decades of experience at each brand and may, from time to time, include the following elements:
•Rebates and Discounts. Our domestic dealers agree to volume commitments that are used to determine applicable rebates or discounts. The structure of the dealer incentive depends on the brand represented. If a dealer meets its volume commitments as well as other terms of the dealer performance program, the dealer is entitled to the specified amounts subject to full compliance with our programs. Failure to meet the commitment volume or other terms of the program may result in partial or complete forfeiture of the dealer’s rebate or discount.
•Co-op. Dealers of the Malibu, Axis and Pursuit product line may earn certain co-op reimbursements upon reaching a specified level of qualifying expenditures.
•Free flooring. Our dealers that take delivery of current model year boats in the offseason, typically July through April, are entitled to have us pay the interest to floor the boat until the earlier of (1) the retail sale of the unit or (2) a date near the end of the current model year. This program is an additional incentive to encourage dealers to order in the offseason and helps us balance our seasonal production.
Our dealer incentive programs are structured to promote more evenly distributed ordering throughout the fiscal year, which allows us to achieve better level-loading of our production and thereby generate plant operating efficiencies. In addition, these programs may offer further rewards for dealers who are exclusive to our brands.
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2020, approximately 85% of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any margin loss on the resale of a repurchased unit. Historically, we have been able to resell repurchased boats at an amount that exceeds our cost. In addition, the historical margin loss on the resale of repurchased units has often been below 10% of the repurchased amount. For fiscal year 2020, we repurchased two units from a lender of one of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss. For fiscal year 2019, we repurchased eight units from a lender of two of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss. For fiscal year 2018, we did not repurchase any boats under our repurchase agreements.
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
Our marketing strategy focuses on strengthening and promoting Malibu and Axis brands in the performance sport boat marketplace and the Cobalt and Pursuit brands in the outboard and sterndrive marketplaces. In addition to the Malibu, Axis, Cobalt, and Pursuit websites and traditional marketing channels such as print advertising and tradeshows, we maintain an active digital advertising and social media platform for all brands, including use of Facebook and Twitter to increase brand awareness, foster loyalty and build a community of users. In addition, we benefit from various Malibu, Axis, Cobalt and Pursuit user-generated videos and photos that are uploaded to websites including YouTube, Vimeo and Instagram.
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
We take a disciplined approach to the management of our product development strategy. We use a formalized phase gate process, overseen by a dedicated project manager, to develop, evaluate and implement new product ideas for both boat models and innovative features. Application of the phase gate process requires management to establish an overall timeline that is sub-divided into milestones, or “gates,” for product development. Setting milestones at certain intervals in the product development process ensures that each phase of development occurs in an organized manner and enables management to become aware of and address any issues in a timely fashion, which facilitates on-time, on-target release of new products with expected return on investment. Extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to minimize the risk associated with the release of new products. Our phase gate process also facilitates our introduction of new boat models and features throughout the year, which we believe provides us with a competitive advantage in the marketplace. Finally, in addition to our process for managing new product introductions in a given fiscal year, we also engage in longer-term product life cycle and product portfolio planning.
Manufacturing
Malibu has five manufacturing facilities located in four U.S. states and Australia. We produce performance sport boats through our Malibu and Axis brands at our Tennessee and Australia manufacturing facilities and sterndrive and outboard boats through our Cobalt brand at our Kansas manufacturing facility and our Pursuit brand in Fort Pierce, Florida. We completed expansion projects at our facilities in Kansas and Florida during fiscal year 2020. For our Malibu and Axis brands, we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility and engines and trailers at our Tennessee facility.
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
In September 2019, in response to the United Auto Workers' ("UAW") strike against General Motors, we entered into purchase agreements with two suppliers for additional engines to supplement our inventory as General Motors suspended delivery of engine blocks to us during the UAW strike. These agreements were fulfilled and completed during fiscal year 2020 and we have since continued the agreement with General Motors once their operations resumed after the labor strike.
In August 2018, in connection with our acquisition of Pursuit, we entered into a joint marketing agreement with Yamaha Motor Corporation, U.S.A., or Yamaha. Under our agreement with Yamaha, in exchange for certain incentives we have agreed to purchase Yamaha outboard engines for use in at least 90% of all Pursuit and Cobalt branded boats that are pre-equipped with outboard motors when sold by us. We must pay penalties to Yamaha if we do not achieve pre-determined purchase volume targets for each year of the agreement and for the entire term of the agreement, which is scheduled to expire on June 30, 2023, unless renewed by both parties. No such penalties have been paid to date.
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
Our Malibu and Axis brand boats have a limited warranty for a period up to five years. Our Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount, and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have a (1) limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom, and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by our warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that we manufacture for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. We currently hold 36 U.S. patents, four Australian patents, one Canadian patent and one Japanese patent. We also have eight pending U.S. patent applications and one pending European patent application.
We own 45 registered trademarks in various countries around the world, including 21 U.S. trademarks, five Australian trademarks, six Canadian trademarks and three European trademarks, all owned by Malibu. Additionally, Cobalt owns six U.S. trademarks and Pursuit owns four U.S. trademarks. Such trademarks may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. We also have nine pending trademark applications in the U.S.
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
The USEPA and the California Air Resources Board (“CARB”) have adopted regulations stipulating that many marine propulsion engines and watercraft meet certain air emission standards. Some of these standards require fitting a catalytic converter to the engine. These regulations also require, among other things, that engine manufacturers provide a warranty that their engines meet USEPA and CARB emission standards. The engines used in our products are subject to these regulations. CARB recently adopted an evaporative emissions regulation that applies to all spark-ignition marine watercraft with permanently installed fuel tanks sold in California. The new regulation requires subject boat manufacturers to use specific CARB-certified components for the fuel systems in their boats, or to certify the boat meets a related performance standard. The USEPA and CARB emissions regulations have increased the cost to manufacture our products.
OSHA
In the United States, the Occupational Safety and Health Administration (“OSHA”) standards address workplace safety generally, and limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Our facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. We believe that our facilities comply in all material aspects with these regulations. Although capital expenditures related to compliance with environmental and safety laws are expected to increase, we do not currently anticipate any material expenditure will be required to continue to comply with existing OSHA environmental or safety regulations in connection with our existing manufacturing facilities.
At our New South Wales, Australia (“NSW”) facility, employee health and safety is regulated by SafeWork NSW, which also has requirements that limit the amount of certain emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. In addition, SafeWork NSW provides licensing and registration for potentially dangerous work, investigates workplace incidents, and enforces work health and safety laws in NSW. Our NSW facilities can be routinely inspected by SafeWork NSW. We believe that our facilities comply in all material aspects with these requirements.
Boat Design and Manufacturing Standards
Powerboats sold in the United States must be manufactured to meet the standards of certification required by the United States Coast Guard. In addition, boats manufactured for sale in the European Community must be certified to meet the European Community’s imported manufactured products standards. These certifications specify standards for the design and construction of powerboats. We believe that all of our boats meet these standards. In addition, safety of recreational boats in the United States is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. We have instituted recalls for defective component parts produced by certain of our third-party suppliers, including a recall on our fuel pumps supplied by a third party during fiscal year 2019. None of our recalls have had a material adverse impact on us.
Employees
As of July 31, 2020, 2019 and 2018, we had approximately 1,795, 1,835 and 1,345 employees worldwide, respectively. None of our employees are party to a collective bargaining agreement. We believe that our relations with our employees are good.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 96.6% of the economic interest in the LLC as of June 30, 2020.
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
The diagram below depicts our current organizational structure, as of June 30, 2020:

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
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States and the world. Consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have been imposed.
We suspended operations at all of our facilities on March 24, 2020. We resumed operations at our Loudon, Tennessee facility (Malibu and Axis boats) on April 20, 2020, our Neodesha, Kansas facility (Cobalt boats) on April 27, 2020 and our Fort Pierce, Florida facility (Pursuit boats) on May 4, 2020. Our temporary closure resulted in a reduction in our production of boats that we were not able to fully recover during fiscal year 2020 and resulted in corresponding delays for delivery of our boats to dealers. As a result, our net sales and unit volume decreased 39.1% and 43.9%, respectively, during the fourth quarter of fiscal year 2020 compared to the fourth quarter of fiscal year 2019. For the fiscal year ended June 30, 2020, we recognized a decrease in net sales of $30.9 million, or 4.5%, and a decrease of 918 units, or 12.5%, in unit volume compared to fiscal year 2019.
While a number of government measures and recommendations have since been lifted or scaled back since the beginning of the pandemic, intermittent or sustained resurgence of COVID-19 in the United States may result in the reinstatement of certain restrictions or voluntary operational halts in response to efforts to reduce the spread of COVID-19. It is unclear how long these restrictions or halting of operations may remain in place and they may remain in place in some form for an extended period of time. As a result, our manufacturing facilities, our dealers, or our suppliers may have to suspend operations again, whether voluntarily or as a result of federal, state or local mandates, and such closures could extend for a longer term than the prior shutdown of our facilities. If such shutdowns occur, the COVID-19 pandemic could negatively impact our financial results in fiscal year 2021.
While we cannot predict the ultimate impact of the COVID-19 virus on our business at this time, the pandemic and related efforts to mitigate the pandemic have impacted and may continue to impact our business in a number of ways, including but not limited to:
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
•increasing the possibility of cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges resulting from a number of our employees and suppliers working remotely; and

•adversely impacting the productivity of management and our employees that are working remotely, including impacting our ability to maintain our financial reporting processes and related controls and our ability to manage complex accounting issues presented by the COVID-19 pandemic.
Any or all of these items may occur, which individually or in the aggregate, may have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks could accelerate or intensify depending on the severity and length of the pandemic. In addition, the United States could experience a resurgence of the COVID-19 virus and if the rate of infections continue to rise, these factors likely will be exacerbated.
In late March 2020, we elected to draw the then remaining available funds of $98.8 million from our revolving credit facility to ensure we maintained financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. We have since repaid $110 million and as of August 27, 2020, we have approximately $110.0 million available for borrowing under our revolving credit facility, along with $49.9 million of cash on hand. We may need to borrow more under our revolving credit facility depending on the severity and length of the pandemic. Our cash position will depend on multiple factors, including our ability to continue operations and production of boats, the COVID-19 pandemic’s effects on our dealers and customers, the availability of sufficient amounts of financing, and our operating performance. Further, our dealers may seek credit support or other assurances from us that could affect our costs of doing business or liquidity. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and such additional debt financing may not be available on commercially reasonable terms, if at all.
As a result of the COVID-19 outbreak, we may be required to record future impairment charges to long-lived assets depending on future events. In addition, depending on the ongoing impact of the pandemic, we may also be required to reserve for credit losses and/or repurchase commitments. Any material increase in our reserves could have a corresponding effect on our results of operations.
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
Any potential government crisis relief assistance to help mitigate the adverse impacts of the COVID-19 pandemic could impose significant limitations on our corporate activities, may dilute our stockholders and may not be on terms favorable to us.
Numerous government-sponsored crisis relief programs have been implemented in an effort to mitigate the adverse impacts of the COVID-19 pandemic and others are being considered. If any government agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, limitations on debt, and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations. In addition, such funding could involve the issuance of warrants, which will be dilutive to our stockholders.
Weak general economic conditions, particularly in the United States, can negatively impact our industry, demand for our products, and our business and results of operations.
Demand for new recreational powerboats can be negatively influenced by weak economic conditions, low consumer confidence and high unemployment, especially in the United States, and by increased market volatility worldwide. The COVID-19 pandemic has caused a significant economic slowdown and the beginning of a global recession, which could be of an unknown duration. We recognized a decrease in net sales in the fourth quarter of fiscal year 2020 as a result of facility closures related to the pandemic, but retail sales of our boats have remained strong during this period as consumers have turned to boating and other outdoor activities for leisure and entertainment alternatives during the pandemic. If, however, the economic slowdown continues for an extended duration or worsens, sales of our boats could be negatively impacted during fiscal year 2021. In times of economic uncertainty and contraction, like we are currently experiencing, consumers tend to have less discretionary income and defer or avoid expenditures for discretionary items, such as boats. Sales of our products are highly sensitive to personal discretionary spending levels, and our success depends on general economic conditions and overall consumer confidence and personal income levels, especially in the United States and in the specific regional markets where we sell our products. Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income is likely to reduce our sales and adversely affect our business, financial condition and results of operations. If general economic conditions deteriorate further, for instance, due to the increased severity or length of the pandemic, it may exacerbate the impact on our business and may delay significantly any potential economic recovery.

In addition, consumers often finance purchases of our boats and accordingly, consumer credit market conditions can influence demand for our boats. If credit conditions worsen, which could occur in response to the COVID-19 pandemic, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.
Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.
Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:
•seasonal consumer demand for our products;
•discretionary spending habits;
•changes in pricing in, or the availability of supply in, the used powerboat market;
•failure to maintain a premium brand image;
•disruption in the operation of our manufacturing facilities, such as our temporary shutdown of facilities due to the COVID-19 pandemic;
•variations in the timing and volume of our sales;
•the timing of our expenditures in anticipation of future sales;
•sales promotions by us and our competitors;
•changes in competitive and economic conditions generally;
•changes in trade policy or the imposition of additional tariffs;
•consumer preferences and competition for consumers’ leisure time; and
•changes in the cost or availability of our labor.
As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.
In addition to the factors noted above, unfavorable weather conditions, policies impacting access to waterways and shelter-in-place orders may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.
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
Many of our customers use our Malibu, Axis and Cobalt boats for recreational water activities and our Pursuit boats for fishing. Regulatory or commercial policies and practices impacting access to water, including availability of slip locations and/or the ability to transfer boats among different waterways, access to fisheries, or the ability to fish in some areas could negatively affect demand for our products. Further, in response to the COVID-19 pandemic shelter-in-place orders were in effect for part of spring 2020 and social distancing policies continue to be in effect during the summer months. These policies and regulations resulted in the closure of our facilities and closure of our dealers and sales of our boats were negatively impacted during the fourth quarter of fiscal year 2020. Sales of our boats could be impacted during fiscal year 2021 as a result of the continuation and in some cases reinstatement of shelter-in-place orders and social distancing policies.
We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.
Substantially all of our sales are derived from our network of independent dealers. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years. Our top ten dealers represented 38.5%, 39.6% and 37.8%, of our net sales for fiscal year 2020, 2019 and 2018, respectively. The top ten dealers for each of Malibu, Cobalt and Pursuit represented approximately 45.8%, 45.3% and 82.7%, respectively, of net sales in fiscal year 2020. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 15.2%, 15.1% and 10.7% of consolidated net sales in fiscal years 2020, 2019, and 2018 respectively including approximately 7.6%, 15.7% and 34.5% of consolidated sales in fiscal year 2020 for Malibu, Cobalt and Pursuit, respectively. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales.
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
Because we sell nearly all of our products through dealers, the financial health of our dealers is critical to our success. Our business, financial condition and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations and personal financial issues. In addition, our dealers have experienced disruptions to their operations during the pandemic, including temporary closures during which they were either unable or significantly limited in their ability to sell our boats. Our dealers may experience closures again if there are further federal, state or local mandates to suspend operations in light of the increasing rate of infections of COVID-19 in the United States.
Our dealers also require adequate liquidity to finance their operations, including purchases of our boats. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products through our distribution network. Access to floor plan financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If floor plan financing were not available to our dealers, our sales and our working capital levels would be adversely affected. The availability and terms of financing offered by our dealers’ floor plan financing providers may be influenced by:
•their ability to access certain capital markets and to fund their operations in a cost-effective manner;
•changes in interest rates;
•the performance of their overall credit portfolios;
•their willingness to accept the risks associated with lending to dealers; and
•the overall creditworthiness of those dealers.
The COVID-19 pandemic has the potential to cause a strain on some of our dealers’ liquidity and depending on the length and severity of the pandemic, it may result in financing sources becoming less available to our dealers on reasonable terms, or at all.

We may be required to repurchase inventory of certain dealers.
Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. If our dealers suffer material economic harm during the COVID-19 pandemic, the dealers may no longer be able to continue in business or, even if they are, they may not be able to maintain their payment obligations under their floor plan financing arrangements and the boats could be repossessed by the floor plan financing provider and returned to us. If boats are returned to us, it would have an adverse impact on our net sales and could result in downward pressure on pricing of our boats. For fiscal year 2020, we repurchased two units from a lender of one of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss. For fiscal year 2019, we repurchased eight units from a lender of two of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss.
One or more dealers may default on the terms of a credit line in the future. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we are required to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, our business, operating results and financial condition could be adversely affected.
We rely solely on General Motors for the supply of Malibu and Axis engines, which we integrate for marine use.
The availability and cost of engines used in the manufacture of our boats are critical. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. Our current agreement with General Motors LLC provides us with engines through model year 2023. If we are required to replace General Motors as our engine supplier for any reason, it could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations. During fiscal year 2020 we experienced interruption to our engine supply as a result of the United Auto Workers’ strike against General Motors. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred $2.6 million in costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats. General Motors and Unifor, which represents the Canadian autoworkers, have a labor agreement which expires in September 2020 and the parties are currently in negotiations. If the Canadian autoworkers were to strike against General Motors upon expiration of the labor agreement we could experience another interruption to our engine supply which could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations.
We have agreed to purchase substantially all of our outboard motors from Yamaha, which makes us reliant on Yamaha for our supply of outboard engines.
In August 2018, we entered into a joint marketing agreement with Yamaha Motor Corporation, U.S.A., or Yamaha, that became effective upon completion of our acquisition of Pursuit. Under our agreement with Yamaha, in exchange for certain incentives, we have agreed to purchase Yamaha outboard engines for use in at least 90% of all Pursuit and Cobalt branded boats that are pre-equipped with outboard motors when sold by us. While we believe that this agreement with Yamaha will provide the engines we need for our Cobalt boats and Pursuit boats, Yamaha could potentially exert significant bargaining power over quality, warranty claims, or other terms relating to the outboard engines we use. We also must pay penalties to Yamaha if we do not achieve pre-determined purchase volume targets for each year of the agreement and for the entire term of the agreement, which is scheduled to expire on June 30, 2023, unless extended by both parties. We may not be able to meet the purchase volume targets, which would require us to pay penalties to Yamaha.
In addition to General Motors and Yamaha, we rely on other third-party suppliers and may be unable to obtain adequate raw materials and components.
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
Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a pandemic or contagious disease, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. During the COVID-19 pandemic, many of our suppliers experienced temporary closures, with the potential to delay our ability to receive certain components and materials that are essential to the construction of our boats. In addition, the temporary shutdown of our facilities resulted in an inability for us to receive supplies from our vendors. If we do not receive sufficient supplies of materials for production of our boats or if we are required to replace one or more suppliers of any key components or raw materials, it could cause a disruption to our production schedule or cause us to alter productions schedules or suspend production entirely, thereby decreasing products available for sale or causing an increase in the cost of sales, either of which could adversely affect our business, financial condition and results of operations.
In addition to the above factors, our suppliers could face increased costs or an inability to meet required production levels due to the tariffs the U.S. has imposed on certain foreign goods, including raw materials and components used in our manufacturing process. This could negatively impact our cost of sales, by increasing the price of raw materials and components used in our supply chain.
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
We rely on the existence of an available hourly workforce to manufacture our boats. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, although there are currently high unemployment rates in the regions where we have manufacturing facilities, it is difficult to retain skilled employees. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.
As a result of the COVID-19 pandemic, we suspended operations at all our facilities on March 24, 2020. While we have resumed operations at all our facilities, we have continued to implement safety precautions, including enhanced and more frequent cleaning of our facilities, providing facemasks to each employee, enforcing social distancing guidelines and screening employees for potential symptoms. These additional safety precautions have resulted in increases in manufacturing workforce costs and may also impact the productivity and profitability at our facilities. In addition, we may experience higher levels of absenteeism during the pandemic due to the fear of becoming ill, which may further impact our manufacturing operations.
The nature of our business exposes us to workers' compensation claims and other workplace liabilities.
Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace-related injuries, including slips and falls. We have in the past been, and may in the future be, subject to fines, penalties, and other liabilities in connection with any such injury or damage. While we have implemented safety precautions at our facilities following their reopening after the temporary closures in March 2020 due to the COVID-19 pandemic, we may also be subject to possible lawsuits or regulatory actions or suffer from reputational risk if we experience COVID-19 spread in our workplace. We may be unable to maintain insurance for these potential liabilities on acceptable terms or such insurance may not provide adequate protection against potential liabilities.
We have grown our business through acquisitions; however we may not be successful in completing future acquisitions or integrating future acquisitions in a way that fully realizes their expected benefits to our business.

A key part of our growth strategy, as shown by our acquisition of Pursuit in 2018, of Cobalt in 2017 and of our Australian licensee in 2014, has been to acquire other companies that expand our consumer base, enter new product categories or obtain other competitive advantages. We expect to continue to acquire companies as an element of our growth strategy; however, we may not be able to identify future acquisition candidates or strategic partners as part of our growth strategy that are suitable to our business, or we may not be able to obtain financing on satisfactory terms to complete such acquisitions.
Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions within the intended timeframes or at all could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses and may cause our stock price to decline. Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect.
Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.
Our growth strategy includes the possible acquisition of other businesses, such as our acquisitions of Cobalt and Pursuit, and the potential integration of new product lines or related products to our boats, such as our initiatives to integrate the production of our own engines and trailers for our Malibu and Axis models. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity. Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.
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
During the economic downturn that commenced in 2008, we observed a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur again, especially in light of the current economic downturn caused by the COVID-19 pandemic, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations or financial condition.
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
Negative publicity, including that resulting from recalls or from severe injuries or accidents occurring in the sports and activities in which our products are used, could negatively affect our reputation and result in restrictions or bans on the use of our products. For instance, during fiscal year 2019 we announced a recall with respect to fuel pumps supplied to us by a third-party vendor and used in certain Malibu and Axis models. While the recall also impacted other manufacturers in the recreational powerboat industry, our announcement of the recall could adversely impact the reputation of our brands.
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
As part of our manufacturing strategy, we commenced an initiative in 2016 to produce our own supply of engines for our Malibu and Axis models. Our engines, branded as Malibu Monsoon engines, were in all Malibu and Axis boats for model year 2020. This strategy required significant additional capital, increased the fixed costs of our operations, and may still require further capital investment. Because the integration of engines into our manufacturing process is new to us, we must be successful in continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. We are in the early stages of this strategy and if we are not successful in implementing our engine integration strategy, it could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
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
Our Malibu and Axis brand boats have a limited warranty for a period up to five years. Prior to fiscal year 2016, we provided a limited warranty for a period of up to three years for our Malibu brand boats and two years for our Axis boats. We expect the extension of our warranty coverage period to increase our obligations to cover warranty claims over time resulting in an increase in our reserve to cover these warranty claims.
Our Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount, and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom, and (2) a bow-to-stern warranty of two year (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by our warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that we manufacture for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
Our standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or alleged defect relates to safety. For example, in fiscal year 2019 we had to announce a recall on fuel pumps supplied to us by a third-party vendor and used in certain Malibu and Axis boats. While this recall has not had a material impact on our business, financial condition or results of operations, future recalls or other claims we face could be costly to us and require substantial management attention.
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
Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided.
We are also subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation (GDPR), effective May 25, 2018, and the California Consumer Privacy Act (CCPA), effective January 1, 2020. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.

We are planning to begin the implementation of a new enterprise resource planning (ERP) system and if we are not able to successfully develop and manage that implementation, it could adversely affect our business or results of operations.
We are planning to begin the process of designing and implementing a new ERP system. This project will require significant capital and human resources, the re-engineering of many processes of our business, and the attention of our management and other personnel who would otherwise be focused on other aspects of our business. The implementation may be more expensive and take longer to fully implement than we originally plan, resulting in increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, it will be difficult for us to estimate the ultimate costs and schedules. If for any reason portions of the implementation are not successful, we could be required to expense rather than capitalize related amounts.
Our international markets require significant management attention, expose us to difficulties presented by international economic, political, legal and business factors, and may not be successful or produce desired levels of sales and profitability.
We currently sell our products throughout the world. Our total sales outside North America were less than 10% of our total revenue for fiscal years 2020, 2019 and 2018. International markets have been, and will continue to be, a focus for sales growth. We believe many opportunities exist in the international markets, and over time we intend for international sales to comprise a larger percentage of our total revenue. Several factors, including weakened international economic conditions and the strength of the U.S. dollar, could adversely affect such growth. The expansion of our existing international operations and entry into additional international markets require significant management attention. Some of the countries in which we market and our distributors sell our products are to some degree subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:
•the strength of the U.S. dollar could make our products more expensive in international markets and thereby reduce consumer demand;
•increased costs of customizing products for foreign countries;
•economic and social instability, and public health crises, including the outbreak of pandemic or contagious disease such as COVID-19;
•unfamiliarity with local demographics, consumer preferences and discretionary spending patterns;
•difficulties in attracting customers due to a reduced level of customer familiarity with our brand;
•competition with new, unfamiliar competitors;
•the imposition of additional foreign governmental controls or regulations, including rules relating to environmental, health and safety matters and regulations and other laws applicable to publicly-traded companies, such as the Foreign Corrupt Practices Act, or the FCPA;
•new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives and distributors, including the imposition of additional or new tariffs;
•the imposition of increases in costly and lengthy import and export licensing and other compliance requirements, customs duties and tariffs, license obligations and other non-tariff barriers to trade;
•laws and business practices favoring local companies;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and
•difficulties in enforcing or defending intellectual property rights.
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

We are subject to extensive regulation, including product safety, environmental and health and safety requirements under various federal, state, local and foreign statutes, ordinances and regulations. We believe that we are in material compliance with all such requirements. Continued compliance with regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand, or could materially increase the cost of operations. The failure to comply with applicable regulatory requirements could cause us to incur significant fines or penalties, impose obligations to conduct remedial or corrective actions, or, in extreme circumstances, result in revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including air emission standards for boat engines and fuel systems. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. In addition, legal requirements are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could result in compliance shortfalls, increase our costs or create liabilities where none exists today.
As with boat construction in general, our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under certain environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current or former facilities, regardless of whether such facilities are owned or leased or whether we caused the condition of contamination. We have not been notified of and are otherwise currently not aware of any contamination at our current or former facilities, or at any other location, for which we could have any material liability under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Also, the components in our boats may become subject to more stringent environmental regulations. For example, boat engines and other emission producing components may be subject to more stringent emissions standards, which could increase the cost of our engines, components and our products, which, in turn, may reduce consumer demand for our products.
The Occupational Safety and Health Administration (OSHA) imposes standards of conduct for and regulates workplace safety, including physical safety and limits on the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Our facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. We believe that our facilities comply in all material aspects with these regulations.
A natural disaster, global pandemic or other disruption at our facilities could adversely affect our business, financial condition and results of operations.
We rely on the continuous operation of our facilities in Tennessee, Kansas, California, Florida and Australia. Any natural disaster, global pandemic or other serious disruption to our facilities due to fire, flood, earthquake or any other unforeseen circumstances could adversely affect our business, financial condition and results of operations. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. As a result of the pandemic, we suspended operations at all of our facilities on March 24, 2020. We have since resumed operations at all our facilities. The disruption we experienced during our temporary closure resulted in a reduction in our production of boats that we were not able to fully recover during fiscal year 2020. The temporary shutdown of our facilities also resulted in delays for delivery of our boats to dealers and inability to receive supplies from our vendors. We cannot assure you that we will not have to suspend our operations again, whether voluntarily or as a result of federal, state or local mandates, and such closures could extend for a longer term than the prior shutdown of our facilities.
Changes in climate could also adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our facilities.
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
Borrowings under our revolving credit facility and term loan are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at relatively low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We previously managed our exposure to interest rate movements on our term loan through the use of an interest rate swap agreement on a notional amount of $39.3 million, which matured on March 31, 2020. In the future, we may enter into similar interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility on our term loan; however, there is no guarantee we may take such action and we may not fully mitigate our interest rate risk. A hypothetical 1% increase in the London Interbank Offered Rate, or LIBOR could increase our annual interest expense and related cash flows by approximately $0.8 million based on the amounts outstanding under our credit facility as of June 30, 2020.
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021. All of our $83.8 million of debt outstanding under our credit agreement as of June 30, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative base rate on the last day of such interest period that determination is made. Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. In addition, our tax receivable agreement provides that, if for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR plus 500 basis points until they are paid. Our tax receivable agreement, however, does not provide for an alternative reference rate to LIBOR and, while we do not currently anticipate failing to pay any amounts owed under our tax receivable agreement, it is unclear how we would determine interest on any such amounts should we fail to pay as required under our tax receivable agreement.
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative base rate, we would expect to incur additional interest expense on such indebtedness as of June 30, 2020 of approximately $0.8 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in 2020 in anticipation of the discontinuance or modification of LIBOR by the end of 2021.
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
•the timing of purchases or exchanges - for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of the LLC at the time of each purchase or exchange;
•the price of shares of our Class A Common Stock at the time of the purchase or exchange - the increase in any tax deductions, as well as the tax basis increase in other assets, of the LLC is directly related to the price of shares of our Class A Common Stock at the time of the purchase or exchange;
•the extent to which such purchases or exchanges are taxable - if an exchange or purchase is not taxable for any reason, increased deductions will not be available; and
•the amount and timing of our income - the corporate taxpayer will be required to pay 85% of the deemed benefits as and when deemed realized. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivable agreement.
For more information see Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report.
We expect that the payments that we may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $49.7 million over the next seventeen (17) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. For example, during the second quarter of fiscal 2018, the U.S. Congress enacted tax legislation called the Tax Cuts and Jobs Act of 2017 ("the Tax Act") on December 22, 2017, which, among other provisions, lowered our U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act lowered the estimated tax rate used to compute our future tax obligations and, in turn, reduced the future tax benefit expected to be realized by us related to increased tax basis from previous sales and exchanges of LLC Units by pre-IPO owners of the LLC.
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
We are required to make a good faith effort to ensure that we have sufficient cash available to make any required payments under the tax receivable agreement. The limited liability company agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay our actual tax liability and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR, plus 500 basis points until they are paid.
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
Our stock price ranged from $18.02 per share to $56.93 per share during fiscal year 2020. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the many risk factors listed in this section, and others beyond our control, including:
•the impact of COVID-19 on our operations, consumer demand and general economic conditions;
•actual or anticipated fluctuations in our financial condition and results of operations;
•addition or loss of consumers or dealers;
•actual or anticipated changes in our rate of growth relative to our competitors;
•additions or departures of key personnel;
•failure to introduce new products, or for those products to achieve market acceptance;
•disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•changes in applicable laws or regulations;
•issuance of new or updated research or reports by securities analysts;
•sales of our Class A Common Stock by us or our stockholders; and
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares.
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
Our certificate of incorporation and bylaws contain certain provisions that could delay or prevent a change in control. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include, without limitation:
•a classified board structure;
•a requirement that stockholders must provide advance notice to propose nominations or have other business considered at a meeting of stockholders;
•supermajority stockholder approval to amend our bylaws or certain provisions in our certificate of incorporation; and
•authorization of blank check preferred stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Tennessee
Our Malibu and Axis boats are manufactured in Loudon, Tennessee. We lease the property where we have our 197,300 square-foot facility that is used to manufacture Malibu and Axis boats. This property also includes warehouse and office space. The property is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each.
We also own 112,000 square-feet of space neighboring our manufacturing facility in Loudon, Tennessee that we use for our trailer and engine production. Our Tennessee facilities are used in our Malibu segment.
Kansas
Our Cobalt boats are manufactured in Neodesha, Kansas. We own the property in Neodesha, where we have four manufacturing facilities aggregating 493,000 square feet of manufacturing space, including a 42,000 square foot expansion completed in June 2020. Our Neodesha facilities are used in our Cobalt segment.
Florida
Our Pursuit boats are manufactured in Fort Pierce, Florida. We own the property in Fort Pierce, where we have six manufacturing facilities aggregating 392,100 square feet of manufacturing space, including 181,000 square feet of a new manufacturing facility completed in June 2020. Our Fort Pierce facilities are used in our Pursuit segment.
California
We lease a 172,500 square-foot facility in Merced, California pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. Our Merced site houses both our product development team that focuses on design innovations as well as our tower and tower accessory manufacturing operations. The components assembled at this site are delivered to our facilities in Tennessee and our Australian subsidiary. Our Merced site is used in our Malibu segment.
Australia
We manufacture and test boats at two facilities in Albury, Australia with combined square-footage of 68,200. Each facility is leased pursuant to a lease agreement and each with a term through October 22, 2024, with two five-year options to extend lease term. Our Albury facilities are used in our Malibu segment.
Item 3. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 18 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol "MBUU".
On August 28, 2020, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $55.32 per share. As of August 28, 2020, we had approximately seven holders of record of our Class A Common Stock and 13 holders of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close at the end of each of the years within the five-year period ended June 30, 2020 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities
We did not repurchase any stock during the quarter ended June 30, 2020. On June 18, 2019, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $35.0 million of our Class A Common Stock and the

LLC's LLC Units (the “Repurchase Program”) for the period from July 1, 2019 to July 1, 2020. During the fiscal year ended June 30, 2020, we repurchased 483,679 shares of Class A Common Stock for $13.8 million in cash including related fees and expenses. This repurchase program expired on July 1, 2020. On August 27, 2020, our Board of Directors authorized a new stock repurchase program (the "New Repurchase Program") for the repurchase of up to $50.0 million of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021. No shares have been repurchased under the New Repurchase Program.
Unregistered Sales of Equity Securities
On May 18, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 12,500 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On May 19, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 20,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On May 19, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 1,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On May 20, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 25,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2020 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Consolidated statement of operations and comprehensive income data:
Net sales	$653,163	$684,016	$497,002	$281,937	$252,965
Cost of sales	503,893	517,746	376,660	206,899	186,145
Gross profit	149,270	166,270	120,342	75,038	66,820
Operating expenses:
Selling and marketing	17,917	17,946	13,718	8,619	7,475
General and administrative	39,912	44,256	31,359	24,783	21,256
Amortization	6,131	5,956	5,198	2,198	2,185
Operating income	85,310	98,112	70,067	39,438	35,904
Other (income) expense, net	1,578	6,315	(19,320)	(9,230)	3,808
Net income before income tax expense	83,732	91,797	89,387	48,668	32,096
Income tax expense	19,076	22,096	58,418	17,593	11,801
Net income	64,656	69,701	30,969	31,075	20,295
Net income attributable to non-controlling interest [1]	3,094	3,635	3,356	2,717	2,253
Net income attributable to Malibu Boats, Inc.	$61,562	$66,066	$27,613	$28,358	$18,042

Net income available to Class A Common Stock per share:
Basic	$2.98	$3.17	$1.37	$1.59	$1.01
Diluted	$2.95	$3.15	$1.36	$1.58	$1.00

Weighted average shares outstanding used in computing net income per share:
Basic	20,662,750	20,832,445	20,179,381	17,846,894	17,934,580
Diluted	20,852,361	20,966,539	20,281,210	17,951,332	17,985,427

Consolidated balance sheet data:
Total assets	$477,346	$451,314	$365,768	$223,663	$222,326
Total current liabilities	70,163	75,332	65,386	39,185	47,829
Total long-term liabilities	145,656	165,629	160,511	132,242	154,468
Total stockholders’/members' equity	261,527	210,353	139,871	52,236	20,029

Additional financial and other data:
Unit volume	6.444	7,362	6,292	3,815	3,569
Gross margin	22.8%	24.3%	24.2%	26.6%	26.4%
Adjusted EBITDA [2]	$110,947	$125,895	$92,718	$55,721	$48,231
Adjusted EBITDA margin [2]	17.0%	18.4%	18.7%	19.8%	19.1%
Adjusted fully distributed net income per share [2]	$3.29	$3.76	$2.60	$1.56	$1.32

(1)	The non-controlling interest represents the portion of earnings or (loss) attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 3.8%, 4.1%, 5.3%, 7.0%, and 11.1% for the fiscal years ended June 30, 2020, 2019, 2018, 2017, and 2016. The non-controlling interest was 3.4%, 3.8%, 4.8%, 6.6% and 7.4% as of June 30, 2020, 2019, 2018, 2017, and 2016.
(2)
Adjusted EBITDA, adjusted EBITDA margin, and adjusted fully distributed net income per share are non-GAAP financial measures. For definitions of adjusted EBITDA, adjusted EBITDA margin, and adjusted fully distributed net income and a reconciliation of each measure to net income for the fiscal years ended June 30, 2020, 2019, and 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-GAAP Reconciliation of Non-GAAP Financial Measures.” For a reconciliation of each measure to net income for the fiscal years ended June 30, 2017 and 2016, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-GAAP Reconciliation of Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. We are the market leader in the United States in the performance sport boat category through our Malibu and Axis Wake Research boat brands, the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand and are among the market leaders in the fiberglass outboard fishing boat market with our Pursuit brand. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports, general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key component of their active lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
We currently sell our boats under four brands—Malibu; Axis; Cobalt; and Pursuit. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. Retail prices of our Malibu boats typically range from $60,000 to $210,000. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Axis boats typically range from $65,000 to $115,000. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. Retail prices for our Cobalt boats typically range from $60,000 to $450,000. Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. Retail prices for our Pursuit boats typically range from $80,000 to $800,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of July 1, 2020, our worldwide distribution channel consisted of over 350 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
We achieved fiscal year 2020 net sales, net income and adjusted EBITDA of $653.2 million, $64.7 million and $110.9 million, respectively, which were a decrease from $684.0 million, $69.7 million and $125.9 million, respectively, for fiscal year 2019. The decrease from 2019 to 2020 resulted primarily from the adverse impacts of the COVID-19 pandemic, including the impact of the temporary shutdown of our facilities. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
We have three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world. Malibu is our largest segment and represented 54.3%, 54.8% and 63.7% of our net sales for fiscal years 2020, 2019, and 2018 respectively. We acquired Cobalt in July 2017 and it represented 26.8%, 30.2% and 36.3% of our net sales for fiscal years 2020, 2019 and 2018, respectively. We acquired Pursuit in October 2018 and it represented 18.9% and 15.0% of our net sales for fiscal years 2020 and 2019, respectively.
We revised our segment reporting at the beginning of fiscal year 2020 to conform to changes in our internal management reporting based on our boat manufacturing operations. Prior to this change in reporting segments, we had four reportable segments, Malibu U.S., Malibu Australia, Cobalt and Pursuit. We now aggregate Malibu U.S. and Malibu Australia into one reportable segment as they have similar economic characteristics and qualitative factors. All segment information in this Annual Report on Form 10-K prior to July 1, 2019 has been revised to conform to our current reporting segments for comparison purposes. Additional segment information is contained in Note 20 - Segment Reporting, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States and the world, and it had a significant impact on our operations and financial results for fiscal year 2020. On March 24, 2020, we elected to suspend operations at all of our facilities. We resumed operations at our Loudon, Tennessee facility (Malibu and Axis boats) on April 20, 2020, our Neodesha, Kansas facility (Cobalt boats) on April 27, 2020 and our Fort Pierce, Florida facility (Pursuit boats) on May 4, 2020. We also elected to draw the then remaining available funds of $98.8 million from our revolving credit facility in late March 2020 to ensure we maintained financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. We subsequently repaid $110.0 million on the revolving credit facility in June 2020.
Our financial results for fiscal year 2020 were impacted by the COVID-19 pandemic. The temporary shutdown of our facilities in the second half of 2020 resulted in a decrease in production that we were not able to fully recover during fiscal year 2020. We were not able to ship boats to our dealers during the suspension of our operations, which negatively impacted our net sales. As a result, our net sales and unit volume decreased 39.1% and 43.9%, respectively, during the fourth quarter of fiscal year 2020 compared to the fourth quarter of fiscal year 2019. For the year ended June 30, 2020, we recognized a decrease of $30.9 million, or 4.5%, in net sales and a decrease of 918 units, or 12.5%, in unit volume compared to fiscal year 2019. While costs of sales also declined, we still recognized a decrease in gross profit of $16.6 million, or 10.0%, for fiscal year 2020 compared to fiscal year 2019, primarily related to the declines in sales volumes resulting from our suspension of operations.
Notwithstanding our lower net sales resulting from our decrease in production, our dealers continued to experience strong demand for our boats during the summer months. While sales were negatively impacted by COVID-19 in late March and through April, retail sales improved materially from May through July 2020. Consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales combined with our lower wholesale shipment levels during the fourth quarter of fiscal year 2020 resulted in lower inventory levels at our dealers as of June 30, 2020 compared to last year. We expect these lower inventory levels, while having the potential to impact retail sales in the near-term, will provide us strong order flow for our model year 2021 product, unless consumer demand meaningfully decreases.
In addition to our operations, the COVID-19 pandemic also impacted and may continue to impact the operations of our dealers and suppliers. While some of our dealers and suppliers had to suspend their operations during the pandemic, many continued to operate and we are not aware of any of our dealers or suppliers that have closed permanently.
We believe we are well-positioned to withstand any further disruptions that may occur as result of the ongoing pandemic. We have approximately $49.9 million of cash on hand as of August 27, 2020 and approximately $110.0 million available for borrowing under our revolving credit facility as of June 30, 2020. Further, we have a flexible cost structure that allows us to more closely align our costs with wholesale shipments. The ultimate impact of COVID-19 on our financial condition and results of operations, however, will depend on a number of factors, including factors that we may not be able to forecast at this time. See the risk factor “The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our dealers and suppliers, thereby adversely affecting our business, financial condition and results of operations.” under Part I. Item 1A. of this Form 10-K.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5.2% between 2011 and 2019, for the 50 reporting states. While domestic retail registration volumes for new recreational powerboats decreased in 2019, total retail sales dollars increased in 2019, according to NMMA. These increases have been led by growth in our core market, performance sport boats, having produced a double-digit compound annual growth rate between 2011 and 2019. While the growth rate was negatively impacted by weak sales in March and April 2020 due to COVID-19, we believe domestic retail demand growth has otherwise continued in performance sport boats for calendar year 2020, in part because consumers have turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 4.5% compound annual growth rate between 2011 and 2019. That growth has been driven by the outboard market where Pursuit is focused and Cobalt is a new entrant and where we plan to meaningfully expand our market share in the future. While Cobalt’s primary market for sterndrive propulsion has been challenged, their performance continues to be helped by market share gains and they continue to see registration growth. During 2019 the fiberglass outboard market was approximately flat year-over-year, but, in foot lengths 23 feet and greater, where Pursuit and Cobalt compete, the market continues to grow. We expect the growing demand for our products to continue, albeit at a lower pace than the past eight years.
Regardless of retail market growth rates, the combination of continued strong retail market activity this summer and the temporary suspension of our operations from March through May 2020, has depleted inventory levels at our dealers below prior year levels and we expect to see meaningful wholesale demand to restock our dealer inventories through fiscal year 2021 and potentially beyond. While we expect lower dealer inventory levels will support fiscal year 2021 financial performance, numerous other variables have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil, broad strength of the U.S. dollar and recently implemented tariffs has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset the significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. This competitive environment has continued throughout the past few years, but in 2019 and year-to-date 2020 strong performance from Malibu and Axis have expanded our strong lead over our nearest competitor in terms of market share in the performance sport boats category. We believe our new product pipeline, strong dealer network and ability to manage our business through the COVID-19 pandemic leaves us well positioned to maintain and potentially expand our industry leading market position in performance sports boats. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
We also believe our track record of expanding our market share due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt and Pursuit acquisitions. While Cobalt and Pursuit are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding both the Cobalt and Pursuit product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Cobalt and Pursuit will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we have included Splash and Stow and a new electronic flip down Swim Step for model year 2021 boats. For the Pursuit brand, our focus has been on expanding the award winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the new S 378. We believe enhancing new product development combined with diligent management of the Cobalt and Pursuit dealer networks positions us to meaningfully improve our share of the sterndrive and outboard markets over time.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, which we discuss below.
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational powerboat industry has shown continued growth from 2010 through 2019 based on retail sales. While there is uncertainty surrounding the COVID-19 pandemic we believe we are well positioned strategically in the recreational powerboat market with brands that are market leaders in their segments.
New Product Development and Innovation
Our long-term revenue prospects are based in part on our ability to develop new products and technological enhancements that meet the demands of existing and new consumers. Developing and introducing new boat models and features that deliver improved performance and convenience are essential to leveraging the value of our brands. By introducing new boat models, we are able to appeal to a new and broader range of consumers and focus on underserved or adjacent segments of the broader powerboat category. To keep product fresh and at the forefront of technological innovation in the boating industry, we aim to introduce a number of new boat models per year. We also believe we are able to capture additional value from the sale of each boat through the introduction of new features, which results in increased average selling prices and improved margins. We allocate most of our product development costs to new model and feature designs, usually with a specific consumer base and market in mind. We use industry data to analyze our markets and evaluate revenue potential from each major project we undertake. Our product development cycle, or the time from initial concept to volume production, can be up to two years. As a result, our development costs, which may be significant, may not be offset by corresponding new sales during the same periods. Once new designs and technologies become available to our consumers, we typically realize revenue from these products from one year up to 15 years. We may not, however, realize our revenue expectations from each innovation. We believe our close communication with our consumers, dealers and sponsored athletes regarding their future product desires enhances the efficiency of our product development expenditures.
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
Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels
Our results of operations are affected by our ability to manage our manufacturing costs effectively and to respond to changing sales cycles. Our product costs vary based on the costs of supplies and raw materials, as well as labor costs. We have implemented various initiatives to reduce our cost base and improve the efficiency of our manufacturing process. We are continuously monitoring and reviewing our manufacturing processes to identify improvements and create additional efficiencies. During fiscal year 2020, we expanded our facilities in Kansas and Florida for our Cobalt and Pursuit operations, respectively. We expect these expanded facilities will allow us to continue improving the manufacturing process at each of these locations. We rely on our insights into the market gleaned from dealer inventory levels, industry reports about anticipated demand for our products in the upcoming sales cycle and our own estimates and assumptions in formulating our manufacturing plan for the following fiscal year. Throughout our consumer sales cycle, which reaches its peak from March through August of each year, we adjust our manufacturing activities in order to adapt to variability in demand.
Dealer Network, Dealer Financing and Incentives
We rely on our dealer network to distribute and sell our products. We believe we have developed the strongest distribution network in the performance sport boat category. To improve and expand our network and compete effectively for dealers, we regularly monitor and assess the performance of our dealers and evaluate dealer locations and geographic coverage in order to identify potential market opportunities. Our acquisitions of Cobalt and Pursuit has allowed us to expand into each of their strong dealer networks as well. We intend to continue to add dealers in new territories in the United States as well as internationally, which we believe will result in increased unit sales.
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
Vertical Integration
We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of boat trailers, towers and tower accessories, machined and billet parts, and tooling. We began producing our own engines for our Malibu and Axis models. Our engines, branded as Malibu Monsoon engines, were in Malibu and Axis boats for model year 2020. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. Recently we began producing soft grip flooring for our Malibu, Axis and new Cobalt models.
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
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, which matured on March 31,2020, and amortization of deferred financing costs on our credit facilities. Other income or expense includes adjustments to our tax receivable agreement liability.
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions.
Net Income Attributable to Non-controlling Interest
As of June 30, 2020 and 2019, we had a 96.6% and 96.2% controlling economic interest and 100% voting interest in the LLC. We consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.
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

	Fiscal Year Ended June 30,
	2020		2019		2018
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	653,163	100.0%	684,016	100.0%	497,002	100.0%
Cost of sales	503,893	77.2%	517,746	75.7%	376,660	75.8%
Gross profit	149,270	22.8%	166,270	24.3%	120,342	24.2%
Operating expenses:
Selling and marketing	17,917	2.8%	17,946	2.6%	13,718	2.8%
General and administrative	39,912	6.1%	44,256	6.5%	31,359	6.3%
Amortization	6,131	0.9%	5,956	0.9%	5,198	1.0%
Operating income	85,310	13.0%	98,112	14.3%	70,067	14.1%
Other (income) expense:
Other	(2,310)	(0.4)%	(149)	—%	(24,705)	(5.0)%
Interest expense	3,888	0.6%	6,464	0.9%	5,385	1.1%
Other (income) expense, net	1,578	0.2%	6,315	0.9%	(19,320)	(3.9)%
Net income before provision for income taxes	83,732	12.8%	91,797	13.4%	89,387	18.0%
Income tax provision	19,076	2.9%	22,096	3.2%	58,418	11.8%
Net income	64,656	9.9%	69,701	10.2%	30,969	6.2%
Net income attributable to non-controlling interest	3,094	0.5%	3,635	0.5%	3,356	0.7%
Net income attributable to Malibu Boats, Inc.	61,562	9.4%	66,066	9.7%	27,613	5.6%

	Fiscal Year Ended June 30,
	2020		2019		2018
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	3,980	61.8%	4,547	61.7%	4,060	64.5%
Cobalt	1,956	30.3%	2,409	32.8%	2,232	35.5%
Pursuit [1]	508	7.9%	406	5.5%	—	—%
Total Units	6,444		7,362		6,292

Net sales per unit	$101,360		$92,912		$78,990
(1) We acquired substantially all of the assets of Pursuit on October 15, 2018.
Comparison of the Fiscal Year Ended June 30, 2020 to the Fiscal Year Ended June 30, 2019
Net Sales
Net sales for fiscal year 2020 decreased $30.9 million, or 4.5%, to $653.2 million, compared to fiscal year 2019. Unit volume for fiscal year 2020 decreased 918 units, or 12.5%, to 6,444 units compared to fiscal year 2019. The decrease in net sales and unit volumes was driven primarily by the temporary shutdown of our facilities in the second half of fiscal year 2020 as a result of the COVID-19 pandemic. As a result of our suspension of operations, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. In addition to the pandemic, but to a lesser effect, we also had planned lower production rates at Cobalt to reduce wholesale shipments and dealer inventories that negatively impacted sales versus the prior year period. This decrease in net sales was partially offset by a higher average selling price due to model mix and an increase in sales at Pursuit from a full year of results in fiscal year 2020 compared with nine months in fiscal year 2019 since its acquisition date on October 15, 2018.
Net sales attributable to our Malibu segment decreased $19.9 million, or 5.3%, to $354.8 million for fiscal year 2020 compared to fiscal year 2019. Unit volumes attributable to our Malibu segment decreased 567 units for fiscal year 2020 compared to fiscal year 2019. The decrease in net sales and unit volumes was driven by the temporary shutdown of our Loudon,

Tennessee facility in the second half of fiscal year 2020 as a result of the COVID-19 pandemic. This decrease in Malibu net sales was partially offset primarily by our product mix of new, larger Malibu and Axis models.
Net sales from our Cobalt segment decreased $31.8 million, or 15.4%, to $174.8 million for fiscal year 2020 compared to fiscal year 2019. Unit volumes attributable to Cobalt decreased 453 units for fiscal year 2020 compared to fiscal year 2019. The decrease in net sales and unit volumes was driven primarily by the temporary shutdown of our Neodesha, Kansas facility in the second half of fiscal year 2020 as a result of the COVID-19 pandemic. In addition to the pandemic, but to a lesser effect, we also had planned lower production rates at Cobalt to reduce wholesale shipments and dealer inventories that negatively impacted sales versus the prior year period. The decrease was partially offset by year-over-year price increases on our Cobalt models.
Net sales from our Pursuit segment increased $20.8 million, or 20.3%, to $123.6 million for fiscal year 2020 compared to fiscal year 2019. Unit volumes attributable to Pursuit increased 102 units for fiscal year 2020 compared to fiscal year 2019. The increase in Pursuit net sales resulted from a full year of sales from Pursuit in fiscal year 2020 compared to a partial nine months in fiscal year 2019 since our acquisition of Pursuit on October 15, 2018. The increase in net sales and unit volumes were partially offset by the lower average selling price due to the mix of models sold and the temporary shutdown of our Fort Pierce, Florida facility in the second half of fiscal year 2020 as a result of the COVID-19 pandemic.
Our overall net sales per unit increased 9.1% to $101,360 per unit for fiscal year 2020 compared to fiscal year 2019. Net sales per unit for our Malibu segment increased 8.2% to $89,138 per unit for fiscal year 2020 compared to fiscal year 2019, primarily driven by higher sales for new, more expensive models and optional features. Net sales per unit for our Cobalt segment increased 4.2% to $89,350 per unit for fiscal year 2020 compared to fiscal year 2019, driven by year-over-year price increases. Net sales per unit for our Pursuit segment decreased 3.9% to $243,358 per unit for fiscal year 2020 compared to fiscal year 2019, primarily driven by lower average selling price due to the mix of models sold.
Cost of Sales
Cost of sales for fiscal year 2020 decreased $13.9 million, or 2.7%, to $503.9 million compared to fiscal year 2019. The decrease in cost of sales resulted primarily from lower unit volumes for Malibu, Axis and Cobalt. The decrease in costs of sales was partially offset by incremental costs contributed by Pursuit for the full year of fiscal year 2020 compared to only nine months for fiscal year 2019 since its acquisition in October 2018 and increased costs incurred to replace engines during the United Auto Workers’ strike against General Motors.
Gross Profit
Gross profit for fiscal year 2020 decreased $17.0 million, or 10.2%, compared to fiscal year 2019. The decrease in gross profit was due mainly to lower unit volumes in fiscal year 2020 as described above and increased costs incurred to replace engines during the United Auto Workers’ strike against General Motors. Gross margin decreased 150 basis points from 24.3% in fiscal 2019 to 22.8% in fiscal year 2020.
Operating Expenses
Selling and marketing expense for fiscal year 2020 remained flat at $17.9 million compared to fiscal year 2019. As a percentage of sales, selling and marketing expense increased 20 basis points from 2.6% for fiscal year 2019 to 2.8% for fiscal year 2020. General and administrative expense for fiscal year 2020 decreased $4.3 million, or 9.8%, to $39.9 million compared to fiscal year 2019. The decrease in general and administrative expenses was largely due to expenses related to the acquisition of Pursuit in fiscal year 2019 that were not incurred during fiscal year 2020, partially offset by incremental general and administrative expenses attributable to Pursuit during fiscal year 2020. As a percentage of sales, general and administrative expenses decreased 40 basis points to 6.1% for fiscal year 2020 compared to 6.5% for fiscal year 2019. Amortization expense for fiscal year 2020 increased $0.2 million, or 2.9%, compared to fiscal year 2019, due to additional amortization from intangible assets acquired as a result of the Pursuit acquisition for the full year in fiscal year 2020.
Other (Income) Expense, Net
Other expense, net for fiscal year 2020 decreased by $4.7 million, or 75.0% to $1.6 million as compared to fiscal year 2019. The decrease was primarily due to decreased interest expense of $2.6 million and a $1.7 million adjustment to our tax receivable agreement liability, which resulted in us recognizing a corresponding amount as other income during fiscal year 2020. Interest expense decreased due to a lower interest rate and lower average outstanding debt during fiscal year 2020 compared to fiscal year 2019. The adjustment to our tax receivable agreement liability was the result of a decrease in the estimated tax rate used in computing our future tax obligations and, in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement to our pre-IPO owners.

Provision for Income Taxes
Our provision for income taxes for fiscal year 2020 decreased $3.0 million, to $19.1 million compared to fiscal year 2019. This decrease was primarily driven by lower pre-tax earnings and reduced U.S. state taxes. For fiscal year 2020, our effective tax rate of  22.8% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, a windfall benefit generated by certain stock based compensation, and the impact of non-controlling interests in the LLC. For fiscal year 2019, our effective tax rate of 24.1% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2020 and 2019, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.8% and 4.1%, respectively.
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
Net sales attributable to our Malibu segment increased $58.0 million, or 18.3%, to $374.6 million for fiscal year 2019 compared to fiscal year 2018. Unit volumes attributable to our Malibu segment increased 487 units for fiscal year 2019 compared to fiscal year 2018. The increase in net sales and unit volume for Malibu was driven primarily by strong demand for new models and optional features, which led to a higher net sales per unit for Malibu and Axis models. Net sales was also impacted by year-over-year price increases on all of our Malibu and Axis models.
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
Our overall net sales per unit increased 17.6% to $92,912 per unit for fiscal year 2019 compared to fiscal year 2018. Net sales per unit for our Malibu segment increased 5.6% to $82,386 per unit for fiscal year 2019 compared to fiscal year 2018, driven by strong demand for new models and optional features and year-over-year price increases. Net sales per unit for our Cobalt segment increased 6.2% to $85,761 per unit for fiscal year 2019 compared to fiscal year 2018, driven by a favorable mix of R series models which have a higher average selling price as well as year-over-year price increases. Net sales per unit for Pursuit for fiscal year 2019 was $253,219.

Cost of Sales
Cost of sales for fiscal year 2019 increased $141.1 million, or 37.5%, to $517.7 million compared to fiscal year 2018. The increase in cost of sales was driven primarily by incremental costs contributed by Pursuit since its acquisition in October 2018 and an increase in unit volumes at our Malibu, Axis and Cobalt businesses.

Gross Profit
Gross profit for fiscal year 2019 increased $45.9 million, or 38.2%, compared to fiscal year 2018. The increase in gross profit was due mainly to higher unit volumes in the businesses mentioned above. Gross margin increased 10 basis points from 24.2% in fiscal 2018 to 24.3% in fiscal year 2019 due to our gross margins increasing for our comparable businesses primarily as a result of our operational efficiency initiatives offset by $0.9 million of additional expense related to the fair value step up of Pursuit inventory acquired and sold during fiscal year 2019.

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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Net income	$64,656	$69,701	$30,969
Income tax provision [1]	19,076	22,096	58,418
Interest expense	3,888	6,464	5,385
Depreciation	12,249	10,004	7,656
Amortization	6,131	5,956	5,198
Professional fees and litigation settlements [2]	1,013	739	26
Acquisition and integration related expenses [3]	—	5,245	2,859
Stock-based compensation expense [4]	3,042	2,607	1,973
UAW strike impact [5]	2,564	—	—
Engine development [6]	—	3,186	4,871
Adjustment to tax receivable agreement liability [7]	(1,672)	(103)	(24,637)
Adjusted EBITDA	$110,947	$125,895	$92,718
Adjusted EBITDA margin	17.0%	18.4%	18.7%

(1)	Provision for income taxes for fiscal years 2020, 2019 and 2018 reflect the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal year 2018, we recorded an increase to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and the deferred tax impact related to the reduction in the tax receivable agreement liability. Refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report.
(2)	For fiscal years 2020 and 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For fiscal year 2018, represents legal and advisory fees related to our litigation with MasterCraft. For more information, refer to Note 18 of our consolidated financial statements included elsewhere in this Annual Report.
(3)
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

(4)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 16 of our consolidated financial statements included elsewhere in this Annual Report.
(5)	For fiscal year 2020, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)
For fiscal years 2020 and 2019, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2019, the rate decrease was mainly offset by an increase to other expense for tax receivable agreement liability derived by future tax benefits from Tennessee net operating losses at Malibu Boats, Inc. For fiscal year 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted primarily from the adoption of the Tax Act during the second quarter of fiscal year 2018, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

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

	Fiscal Year Ended June 30,
	2020	2019	2018
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$61,562	$66,066	$27,613
Income tax provision [1]	19,076	22,096	58,418
Professional fees and litigation settlements [2]	1,013	739	26
Acquisition and integration related expenses [3]	4,262	9,506	5,719
Fair value adjustment for interest rate swap [4]	68	350	(369)
Stock-based compensation expense [5]	3,042	2,607	1,973
Engine development [6]	—	3,186	4,871
UAW strike impact [7]	2,564	—	—
Adjustment to tax receivable agreement liability [8]	(1,672)	(103)	(24,637)
Net income attributable to non-controlling interest [9]	3,094	3,635	3,356
Fully distributed net income before income taxes	93,009	108,082	76,970
Income tax expense on fully distributed income before income taxes [10]	21,857	26,048	20,908
Adjusted Fully Distributed Net Income	$71,152	$82,034	$56,062

	Fiscal Year Ended June 30,
	2020	2019	2018
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share: [11]	20,662,750	20,832,445	20,189,879
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [12]	806,943	880,144	1,138,917
Weighted-average unvested restricted stock awards issued to management [13]	155,433	130,520	132,673
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,625,126	21,843,109	21,461,469
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Fiscal Year Ended June 30,
	2020	2019	2018
Net income available to Class A Common Stock per share	$2.98	$3.17	$1.37
Impact of adjustments:
Income tax provision [1]	0.92	1.06	2.89
Professional fees and litigation settlements [2]	0.05	0.04	—
Acquisition and integration related expenses [3]	0.21	0.46	0.28
Fair value adjustment for interest rate swap [4]	—	0.02	(0.02)
Stock-based compensation expense [5]	0.15	0.13	0.10
Engine development [6]	—	0.15	0.24
UAW strike impact [7]	0.12	—	—
Adjustment to tax receivable agreement liability [8]	(0.08)	—	(1.22)
Net income attributable to non-controlling interest [9]	0.15	0.17	0.17
Fully distributed net income per share before income taxes	4.50	5.20	3.81
Impact of income tax expense on fully distributed income before income taxes [10]	(1.06)	(1.25)	(1.04)
Impact of increased share count [14]	(0.15)	(0.19)	(0.17)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$3.29	$3.76	$2.60

(1)	Provision for income taxes for fiscal years 2020, 2019 and 2018 reflect the impact of the Tax Act adopted in December 2017, which among other items, lowered the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal year 2018, we recorded an increase to income tax expense of $44.5 million for the remeasurement of deferred taxes on the enactment date of the Tax Act and the deferred tax impact related to the reduction in the tax receivable agreement liability. Refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report.
(2)	For fiscal years 2020 and 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For fiscal year 2018, represents legal and advisory fees related to our litigation with MasterCraft. For more information, refer to Note 18 of our consolidated financial statements included elsewhere in this Annual Report.
(3)	For fiscal year 2020 represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt. For fiscal year 2019, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. For fiscal year 2018, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit and our acquisition of Cobalt on July 6, 2017. Integration related expenses for fiscal year 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired, most of which was sold during the second quarter of fiscal year 2019 and $1.3 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Pursuit. In addition, for fiscal year 2019 integration related expenses includes $3.0 million in amortization associated with intangibles acquired in connection with the acquisition of Cobalt. Integration related expenses for fiscal year 2018 include post-acquisition adjustments to cost of goods sold of $1.5 million for the fair value step up of inventory acquired, most of which was sold during the first quarter of fiscal year 2018. In addition, for fiscal year 2018 integration related expenses includes $2.9 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Cobalt.
(4)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015. The swap matured on March 31, 2020.
(5)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 16 of our consolidated financial statements included elsewhere in this Annual Report.
(6)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(7)	For fiscal year 2020, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(8)
For fiscal years 2020 and 2019, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal 2019, the rate decrease was mainly offset by an increase to other expense for tax receivable agreement liability derived by future tax benefits from Tennessee net operating losses at Malibu Boats, Inc. For fiscal year 2018, we recognized other income as a result of a decrease in our estimated tax receivable agreement liability. The reduction in our tax receivable agreement liability resulted primarily from the adoption of the Tax Act during the second quarter of fiscal year 2018, which decreased the estimated tax rate used in computing our future tax obligations and, in turn, decreased the future tax benefit we expect to realize related to increased tax basis from previous sales and exchanges of LLC Units by our pre-IPO owners. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(9)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(10)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.5% of income before taxes for fiscal year 2020, 24.1% of income before taxes for fiscal year 2019 and 27.2% of income before income taxes for fiscal year 2018, in each case assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2020 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary. The estimated normalized annual effective income tax rate for fiscal year 2019 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit and foreign income taxes attributable to our Australian subsidiary. The estimated normalized effective income tax rate for fiscal year 2018 is based on the federal statutory rate plus a blended state rate adjusted for deductions under Section 199 of the Internal Revenue Code, state taxes attributable to the LLC, and foreign income taxes attributable to our Australian subsidiary.

(11)	The difference in weighted average shares outstanding for fiscal year 2018, relates to the difference in the weighting of shares outstanding of Class A Common Stock during this period for the calculation of basic net income per share for our financial statements and basic net income per share for adjusted fully distributed net income.
(12)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(13)	Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(14)	Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.
Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for capital investments, repayments under our debt arrangements, acquisitions, cash distributions to members of the LLC and cash payments under our tax receivable agreement. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Total cash provided by (used in):
Operating activities	$94,141	$81,500	$58,455
Investment activities	(40,394)	(118,011)	(135,856)
Financing activities	(47,323)	2,375	106,202
Impact of currency exchange rates on cash balances	(29)	(95)	—
Increase (decrease) in cash	$6,395	$(34,231)	$28,801

Comparison of the Fiscal Year Ended June 30, 2020 to the Fiscal Year Ended June 30, 2019
Operating Activities
Net cash from operating activities was $94.1 million for fiscal year 2020, compared to $81.5 million for the same period in 2019, an increase of $12.6 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $13.0 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory and an increase of $4.6 million in non-cash items primarily related to depreciation, amortization, deferred tax assets and non-cash compensation offset by a $5.0 million decrease in net income.
Investing Activities
Net cash used for investing activities was $40.4 million for fiscal year 2020 compared to $118.0 million for the same period in 2019, a decrease of $77.6 million. The decrease in cash used for investing activities was primarily related to the purchase price paid for Pursuit in October 2018, partially offset by an increase in capital expenditures in fiscal year 2020 consisting of normal purchases for manufacturing infrastructure, molds, and equipment and expansion activities at Cobalt and Pursuit.
Financing Activities
Net cash used by financing activities was $47.3 million for fiscal year 2020 compared to net cash provided by financing activities of $2.4 million for fiscal year 2019, a change of $49.7 million. During fiscal year 2020, we received $103.8 million in proceeds from our credit facility primarily to provide financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. We repaid $110 million of revolving debt and we repurchased $13.8 million of our Class A Common Stock under our previously announced stock repurchase program. We also paid $1.8 million in distributions to LLC unit holders and $0.8 million on taxes for shares withheld on restricted stock vestings and we received $0.4 million in proceeds from the exercise of stock options during fiscal year 2020. During fiscal year 2019, we received $55.0 million in proceeds from our credit facility primarily to fund the acquisition of Pursuit, which we subsequently repaid during the same fiscal year. We also converted $35.0 million from term debt to our revolving credit facility in May 2019. We also paid $1.8 million in distributions to LLC unit holders and $1.2 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options.
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
Loans and Commitments
We currently have a revolving credit facility with borrowing capacity of up to $120.0 million and a $75.0 million term loan outstanding. As of June 30, 2020, we had $8.8 million outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit. On March 19, 2020, we elected to draw the then remaining available funds of $98.8 million from the revolving credit facility. In June 2020, we repaid $110.0 million on the revolving credit facility. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement (the “Credit Agreement”) with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp. (previously known as SunTrust Bank), as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2020, the interest rate on the term loan and revolving credit facility was 1.66%. We are required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the term loan without any penalties. On August 17, 2017 we made a voluntary principal payment on the term loan in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment in forward order to principal installments on our term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3.0 million on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of June 30, 2020, the outstanding principal amount of the term loan and revolving credit facility was $83.8 million.
The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Credit Agreement generally prohibits Malibu Boats Holdings, LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to us. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $2.0 million in any fiscal year, and (iv) share repurchase payments up to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10.0 million in any fiscal year, subject to compliance with other financial covenants.
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
All of our $83.8 million of debt outstanding under our Credit Agreement as of June 30, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our Credit Agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the Credit Agreement will be converted into loans that accrue interest at the alternative Base Rate described above under “Loans and Commitments” on the last day of such interest period that determination is made. Further, the lenders under our Credit Agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate.
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
If the rate used to calculate interest on our outstanding floating rate debt under our Credit Agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative Base Rate, we would expect to incur additional interest expense on such indebtedness as of June 30, 2020 of approximately $0.8 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in 2020 in anticipation of the discontinuance or modification of LIBOR by the end of 2021.
Future Liquidity Needs and Capital Expenditures
Management believes that our existing cash and cash flows from operations will be sufficient to fund our operations for the next 12 months. We estimate that approximately $3.6 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2021.
Our future capital requirements will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of the COVID-19 pandemic and its impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the COVID-19 pandemic’s effects on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance.
Stock Repurchase Program
On June 18, 2019, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $35.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from July 1, 2019 to July 1, 2020. During the fiscal year ended June 30, 2020, we repurchased 483,679 shares of Class A Common Stock for $13.8 million in cash including related fees and expenses. This repurchase program expired on July 1, 2020. On August 27, 2020, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $50.0 million of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021. No shares have been repurchased under the New Repurchase Program.

Capital Resources
Management expects our capital expenditures for fiscal year 2021 to be less than our capital expenditures for fiscal year 2020 primarily driven by facility expansion projects at Cobalt and Pursuit completed in fiscal year 2020. Capital expenditures for fiscal year 2021 are expected to consist primarily of the completion of ongoing projects, new tooling, and expenditures to increase production capacity to accommodate future growth.
Off-Balance Sheet Arrangements
Repurchase Commitments
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such agreements are customary in the industry and our exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 18 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
Contractual Obligations and Commitments
As of June 30, 2020, our contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(In thousands)
Long-term debt [1]	$83,800	$—	$75,000	$8,800	$—
Interest expense [2]	3,011	1,370	1,497	144	—
Operating leases [3]	18,273	2,548	4,833	4,878	6,014
Purchase obligations [4]	61,615	61,615	—	—	—
Payments pursuant to tax receivable agreement [5]	49,665	3,589	7,586	8,063	30,427
Total	$216,364	$69,122	$88,916	$21,885	$36,441

(1)	Principal payments on our outstanding bank debt per terms of our Credit Agreement, which is comprised of a $75.0 million term loan and $120.0 million revolving credit facility, of which $8.8 million was outstanding as of June 30, 2020. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The term loan matures on July 1, 2022 and the revolving credit facility matures on July 1, 2024.
(2)	Interest payments on our outstanding term loan and revolving credit facility under our credit agreement. Our term loan and revolving credit facility bear interest at variable rates. We have calculated future interest obligations based on the interest rate for our term loan and revolving credit facility as of June 30, 2020.
(3)	Pursuant to the adoption of ASC Topic 842, Leases, as of July 1, 2019 our lease liability for all leases with terms greater than 12 months as represented on the balance sheet respective of maturity.
(4)	As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2021.
(5)	Reflects amounts owed under our tax receivables agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. For fiscal year 2020, we repurchased two units from a lender of one of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss. For fiscal year 2019, we repurchased eight units from a lender of two of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss. For fiscal year 2018, we did not repurchase any units under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
Revenue Recognition
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (boats, parts, or other) is transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We generally manufacture products based on specific orders from dealers and often ship completed products only after receiving credit approval from financial institutions. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and rebates we offer to our dealers and their customers.
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We may be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. We accrue returns when a repurchase and return, due to the default of one of our dealers, is determined to be probable and the return is reasonably estimable. Historically, product returns resulting from repurchases made under the floorplan financing program, have not been material and the returned boats have been subsequently resold above their cost. Refer to Note 9 and Note 18 related to our product warranty and repurchase commitment obligations, respectively.

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
Product Warranties
Our Malibu and Axis brand boats have a limited warranty for a period up to five years. Our Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount, and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by our warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that we manufacture for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate warranty costs we expect to incur and record a liability for such costs at the time the product revenue is recognized. We utilize historical claims trends and analytical tools to develop the estimate of our warranty obligation on a per boat basis, by brand and warranty year. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Beginning in model year 2016, we increased the term of our limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, we increased the term of our bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of our Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, we have little to no historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods. A hypothetical change of a 10% increase or decrease to our estimate of the warranty liability as of June 30, 2020 would have affected net income for the fiscal year ended June 30, 2020 by approximately $2.1 million.
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a gain of $0.1 million in foreign currency translation in the fiscal year ended June 30, 2020. We had a flat foreign currency translation for fiscal year 2019 and a loss of $0.1 million for fiscal year 2018. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility and term loan, which bear interest at variable rates. At June 30, 2020, we had $75.0 million of term loan outstanding under our term loan facility and $8.8 million outstanding debt under our revolving credit facility. As of June 30, 2020, the undrawn borrowing amount under our revolving credit facility was $111.2 million. Borrowings under the term loan and revolving credit facility bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.25% with respect to Base Rate borrowings and 1.25% to 2.25% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.
At June 30, 2020, the interest rate on our term loan and revolving credit facility was 1.66%. Based on a sensitivity analysis at June 30, 2020, assuming a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.8 million.
On July 1, 2015, we entered into a 5-year floating to fixed interest rate swap with a certain counterparty to the previously existing credit agreement to mitigate the risk of interest rate fluctuations associated with our variable rate long term debt. The swap has an effective start date of July 1, 2015 and is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39.3 million, which was equal to 50% of the outstanding balance of our term loan at the time of the swap arrangement. The swap matured on March 31, 2020. For the fiscal year ended June 30, 2020, we recorded a loss of $0.1 million for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.

Item 8. Financial Statements and Supplementary Data

MALIBU BOATS, INC. AND SUBSIDIARIES

Report of Management on Internal Control Over Financial Reporting
Malibu Boats, Inc.'s (the "Company") management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company's financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management, including its chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on such assessment the Company's management has concluded that, as of June 30, 2020, its internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of June 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Malibu Boats, Inc.
Loudon, Tennessee
August 31, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Malibu Boats, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated August 31, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
August 31, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 31, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of certain assumptions underlying the product warranty liability for certain brands
As discussed in Note 9 to the consolidated financial statements, the Company’s product warranty liability as of June 30, 2020 was $27.5 million. The product warranty liability represents estimated future costs to repair or replace defective products during the warranty period for each boat sold. The Company’s estimated future costs to repair or replace defective products includes assumptions regarding the anticipated warranty costs per boat by brand.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s warranty accrual process. This included controls over the development of the assumptions used to estimate the warranty cost per boat for warranty years four and five, for which little or no historical claims experience exists. We performed sensitivity analyses to assess the potential for possible changes to these assumptions on the product warranty liability. We assessed the Company’s historical claims experience and the relationship between the historical warranty costs per boat incurred by warranty year. We further assessed the Company’s assumptions underlying the anticipated warranty costs per boat for warranty years four and five by considering warranty claims received after year-end but before the consolidated financial statements were issued, to identify trends not considered by the Company when it developed its assumptions. We also compared the Company’s prior year product warranty liability related to claims expected to be incurred in the current year to actual claims received in the current year to evaluate the historical accuracy of the Company’s estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Knoxville, Tennessee
August 31, 2020

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales	$653,163	$684,016	$497,002
Cost of sales	503,893	517,746	376,660
Gross profit	149,270	166,270	120,342
Operating expenses:
Selling and marketing	17,917	17,946	13,718
General and administrative	39,912	44,256	31,359
Amortization	6,131	5,956	5,198
Operating income	85,310	98,112	70,067
Other (income) expense, net:
Other income, net	(2,310)	(149)	(24,705)
Interest expense	3,888	6,464	5,385
Other (income) expense, net	1,578	6,315	(19,320)
Net income before provision for income taxes	83,732	91,797	89,387
Income tax provision	19,076	22,096	58,418
Net income	64,656	69,701	30,969
Net income attributable to non-controlling interest	3,094	3,635	3,356
Net income attributable to Malibu Boats, Inc.	$61,562	$66,066	$27,613

Comprehensive income:
Net income	$64,656	$69,701	$30,969
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(304)	(844)	(621)
Other comprehensive income (loss), net of tax	(304)	(844)	(621)
Comprehensive income, net of tax	64,352	68,857	30,348
Less: comprehensive income attributable to non-controlling interest, net of tax	3,083	3,591	3,328
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$61,269	$65,266	$27,020

Weighted average shares outstanding used in computing net income per share:
Basic	20,662,750	20,832,445	20,179,381
Diluted	20,852,361	20,966,539	20,281,210
Net income available to Class A Common Stock per share:
Basic	$2.98	$3.17	$1.37
Diluted	$2.95	$3.15	$1.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020	June 30, 2019
Assets
Current assets
Cash	$33,787	$27,392
Trade receivables, net	13,767	27,961
Inventories, net	72,946	67,768
Prepaid expenses and other current assets	3,954	4,530
Total current assets	124,454	127,651
Property and equipment, net	94,310	65,756
Goodwill	51,273	51,404
Other intangible assets, net	139,892	146,061
Deferred tax assets	52,935	60,407
Other assets	14,482	35
Total assets	$477,346	$451,314
Liabilities
Current liabilities
Accounts payable	$15,846	$21,174
Accrued expenses	50,485	49,097
Income tax and distribution payable	243	1,469
Payable pursuant to tax receivable agreement, current portion	3,589	3,592
Total current liabilities	70,163	75,332
Deferred tax liabilities	14	145
Other liabilities	16,727	1,689
Payable pursuant to tax receivable agreement, less current portion	46,076	50,162
Long-term debt	82,839	113,633
Total liabilities	215,819	240,961
Commitments and contingencies (See Note 18)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,595,969 shares issued and outstanding as of June 30, 2020; 20,852,640 shares issued and outstanding as of June 30, 2019	204	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 15 shares issued and outstanding as of June 30, 2020; 15 shares issued and outstanding as of June 30, 2019	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020; no shares issued and outstanding as of June 30, 2019	—	—
Additional paid in capital	103,797	113,004
Accumulated other comprehensive loss	(3,132)	(2,828)
Accumulated earnings	153,711	93,852
Total stockholders' equity attributable to Malibu Boats, Inc.	254,580	204,235
Non-controlling interest	6,947	6,118
Total stockholders’ equity	261,527	210,353
Total liabilities and stockholders' equity	$477,346	$451,314
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

	Malibu Boats, Inc.
	Common Stock				Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	17,938	$179	19	$—	$48,328	$4,941	$151	$(1,363)	$52,236
Net Income	—	—	—	—	—	3,356	27,613	—	30,969
Stock based compensation, net of withholding taxes on vested equity awards	56	1	—	—	1,282	—	—	—	1,283
Issuances of equity for services	5	—	—	—	867	—	—	—	867
Issuance of Class A common stock for acquisition	39	—	—	—	1,000	—	—	—	1,000
Issuance of Class A Common Stock for Offerings, net of underwriting discounts	2,300	23	—	—	55,294	—	—	—	55,317
Capitalized Offering costs	—	—	—	—	(650)	—	—	—	(650)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,685)	—	—	—	(1,685)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,004	—	—	—	3,004
Exchange of LLC Units for Class A Common Stock	217	1	—	—	920	(920)	—	—	1
Cancellation of Class B Common Stock	—	—	(2)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(1,852)	25	—	(1,827)
Foreign currency translation adjustment	—	—	—	—	—	(23)	—	(621)	(644)
Balance at June 30, 2018	20,555	204	17	—	108,360	5,502	27,789	(1,984)	139,871
Net Income	—	—	—	—	—	3,635	66,066	—	69,701
Stock based compensation, net of withholding taxes on vested equity awards	55	1	—	—	1,376	—	—	—	1,377
Issuances of equity for services	—	—	—	—	784	—	—	—	784
Issuance of equity for exercise of options	29	—	—	—	749	—	—	—	749

Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,676)	—	—	—	(2,676)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,275	—	—	—	3,275
Exchange of LLC Units for Class A Common Stock	214	2	—	—	1,136	(1,136)	—	—	2
Cancellation of Class B Common Stock	—	—	(2)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(1,845)	(3)	—	(1,848)
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(844)	(882)
Balance at June 30, 2019	20,853	207	15	—	113,004	6,118	93,852	(2,828)	210,353
Net income	—	—	—	—	—	3,094	61,562	—	64,656
Stock based compensation, net of withholding taxes on vested equity awards	112	1	—	—	2,191	—	—	—	2,192
Issuances of equity for services	2	—	—	—	851	—	—	—	851
Issuance of equity for exercise of options	12	—	—	—	377	—	—	—	377
Repurchase and retirement of common stock	(483)	(5)	—	—	(13,828)	—	—	—	(13,833)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,041)	—	—	—	(1,041)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,364	—	—	—	1,364
Exchange of LLC Units for Class A Common Stock	100	1	—	—	879	(879)	—	—	1
Distributions to LLC Unit holders	—	—	—	—	—	(1,370)	—	—	(1,370)
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(304)	(320)
Balance at June 30, 2020	20,596	$204	15	$—	$103,797	$6,947	$153,711	$(3,132)	$261,527

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
Operating activities:
Net income	$64,656	$69,701	$30,969
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	3,042	2,607	1,973
Non-cash compensation to directors	829	791	834
Depreciation	12,249	10,004	7,656
Amortization	6,131	5,956	5,198
Deferred income taxes	8,715	6,794	45,793
Adjustment to tax receivable agreement liability	(1,672)	(103)	(24,637)
Other items, net	2,211	802	793
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	14,193	(3,041)	(12,181)
Inventories	(5,263)	(15,410)	(6,336)
Prepaid expenses and other assets	551	(786)	(447)
Accounts payable	(5,812)	(2,791)	4,612
Accrued expenses	(239)	9,598	6,547
Income taxes receivable and payable	(1,164)	125	1,723
Other liabilities	(828)	1,118	251
Payment pursuant to tax receivable agreement	(3,458)	(3,865)	(4,293)
Net cash provided by operating activities	94,141	81,500	58,455
Investing activities:
Purchases of property and equipment	(41,291)	(17,938)	(10,449)
Proceeds from sale of property and equipment	897	—	145
Payment for acquisition, net of cash acquired		(100,073)	(125,552)
Net cash used in investing activities	(40,394)	(118,011)	(135,856)
Financing activities:
Principal payments on long-term borrowings	—	(35,000)	(50,000)
Proceeds from long-term borrowings	—	—	105,000
Payment of deferred financing costs	—	(370)	(1,148)
Proceeds from revolving credit facility	103,800	90,000	—
Payments on revolving credit facility	(135,000)	(50,000)	—
Proceeds from issuance of Class A Common Stock in offerings, net of underwriting discounts	—	—	55,317
Payment of costs directly associated with offerings	—	—	(650)
Repurchase and retirement of Class A Common Stock	(13,833)	—	—
Cash paid for tax withholdings	(831)	(1,219)	(691)
Distributions to non-controlling LLC Unit holders	(1,836)	(1,785)	(1,626)
Proceeds received from exercise of stock options	377	749	—
Net cash provided by (used in) by financing activities	(47,323)	2,375	106,202
Effect of exchange rate changes on cash	(29)	(95)	—
Changes in cash	6,395	(34,231)	28,801
Cash—Beginning of period	27,392	61,623	32,822
Cash—End of period	$33,787	$27,392	$61,623
Supplemental cash flow information:
Cash paid for interest	$3,810	$6,011	$4,352
Cash paid for income taxes	10,529	14,173	9,887
Non-cash operating, investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	1,364	3,275	3,004
Establishment of amounts payable under tax receivable agreements	1,041	2,676	1,685
Equity issued as consideration for acquisition	—	—	1,000
Exchange of LLC Units for Class A Common Stock	879	1,136	920
Tax distributions payable to non-controlling LLC Unit holders	104	568	511
Capital expenditures in accounts payable	1,129	647	1,053
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006 with Malibu's acquisition by an investor group, including affiliates of Black Canyon Capital LLC, Horizon Holdings, LLC and then-current management. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On July 6, 2017, the Company acquired all the outstanding units of Cobalt Boats, LLC (“Cobalt”) further expanding the Company's product offering across a broader segment of the recreational boating industry including performance sport boats, sterndrive and outboard boats. As a result of the acquisition, the Company also consolidates the financial results of Cobalt. On October 15, 2018, the Company's subsidiary Malibu Boats, LLC, purchased the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc., expanding the Company's product offering into the fiberglass outboard fishing boat market. Refer to Note 4. The Company reports its results of operations under three reportable segments: Malibu, Cobalt, and Pursuit based on their boat manufacturing operations.
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Segment Reporting
The Company has three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world.
The Company revised its segment reporting effective July 1, 2019 to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Prior to this change in reporting segments, the Company had four reportable segments, Malibu U.S., Malibu Australia, Cobalt and Pursuit. The Company now aggregates Malibu U.S. and Malibu Australia into one reportable segment as they have similar economic characteristics and qualitative factors. All segment information in the accompanying consolidated financial statements has been revised to conform to the Company’s current reporting segments for comparison purposes. Additional segment information is contained in Note 20.
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
The Company’s top ten dealers represented 38.5%, 39.6% and 37.8%, of the Company’s net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 15.2%, 15.1% and 10.7% of consolidated net sales in the fiscal years ended June 30, 2020, 2019, and 2018 respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2020 and 2019, no highly liquid investments were held and the entire balance consists of cash.
At June 30, 2020 and 2019, substantially all cash on hand was held by two financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2020 and 2019, the allowance for doubtful receivables was $0 and $69, respectively. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Capitalization of Offering Costs
Capitalized offering costs are costs directly attributable to the Company's shelf registration statement and equity offerings. As of June 30, 2020 and 2019, $140 of costs directly attributable to the Company's shelf registration statement and equity offerings were capitalized as prepaid assets. Upon closing of the offerings, these costs are netted against the proceeds and, as such, are reclassified into additional paid in capital. For the fiscal year ended June 30, 2019, the Company capitalized $60 related to a shelf registration statement. For the fiscal year ended June 30, 2018 the Company netted $650 against the proceeds of future offerings under the shelf registration statement based on the number of shares sold in the offering and total number of shares available for issuance under the shelf registration statement. Refer to Note 15 for additional information regarding the Company's equity offerings.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. For fiscal years ended June 30, 2020 and 2019, the Company performed a qualitative assessment which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2020, 2019 and 2018.
Intangible Assets
Intangible assets consist primarily of relationships, reacquired franchise rights, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 5 to 20 years. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The useful life of reacquired franchise rights is based on the remainder of the contractual term of the Licensee's exclusive manufacturing and distributors agreement with the Company. The estimated useful lives of the Company’s trade names are based on a number of factors including technological obsolescence and the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition. In addition we have indefinite lived intangible assets for acquired trade names.
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
The carrying amount of definite lived intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2020, 2019 and 2018.
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
Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Balance at beginning of year	$6,376	$5,559	$3,178
Add: Dealer rebate incentive	19,555	20,712	15,713
Additions for Pursuit acquisition	—	205	—
Less: Dealer rebates paid	(19,066)	(20,100)	(13,332)
Balance at end of year	$6,865	$6,376	$5,559
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Balance at beginning of year	$681	$211	$117
Add: Flooring incentive	9,492	8,526	5,813
Additions for Cobalt acquisition	—	—	132
Less: Flooring paid	(9,454)	(8,056)	(5,851)
Balance at end of year	$719	$681	$211
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
In connection with the recapitalization the Company completed in connection with its IPO, the Company entered into a tax receivable agreement with the pre-IPO owners of the LLC that provides for the payment by the Company to the pre-IPO owners (or any permitted assignees) of 85% of the amount of the benefits, if any, that the Company deems to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits, including those attributable to payments, under the tax receivable agreement. These contractual payment obligations are the Company's obligations and are not obligations of the LLC, and are accounted for in accordance with ASC 450, Contingencies, since the obligations were deemed to be probable and reasonably estimable. For purposes of the tax receivable agreement, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the tax receivable agreement.
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
Each quarter the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized (see Note 13).
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
The Company closed the IRS examination of its June 30, 2015 return during the fourth quarter of fiscal 2019, resulting in an immaterial adjustment to its tax liability. The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2017 through 2019, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2016 through 2019.
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
Revenue Recognition
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (boats, parts, or other) is transferred to the customer, which is upon shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The Company generally manufactures products based on specific orders from dealers and often ships completed products only after receiving credit approval from financial institutions. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers.
Dealers generally have no rights to return unsold boats. From time to time, however, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy, which generally limits returns to instances of manufacturing defects. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. The Company accrues returns when a repurchase and return, due to the default of one of its dealers, is determined to be probable and the amount of the return is reasonably estimable. Historically, product returns, resulting from repurchases made under the floorplan financing program, have not been material and the returned boats have been subsequently resold above their cost. Refer to Note 9 and Note 18 related to the Company’s product warranty and repurchase commitment obligations, respectively.

 Revenue associated with sales of materials, parts, boats or engine products sold under the Company’s exclusive manufacturing and distribution agreement with its Australian subsidiary are eliminated in consolidation.
The Company earns royalties on boats shipped with the Company's proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recognized when products are used or sold with our patented technology by other boat manufacturers and industry suppliers. The usage of our technology satisfies the performance obligation in the contract.
See Note 2 for more information.
Delivery Costs
Shipping and freight costs are included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for the fiscal years ended June 30, 2020, 2019, and 2018.
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
Fair Value Measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities, and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition to the financial assets and liabilities measured on a recurring basis, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. See Note 14 for more information.
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimated the grant date fair value of the share-based awards issued in the form of profit interests granted prior to November 1, 2013 using the Black-Scholes option pricing model and those granted on November 1, 2013 under the Probability-Weighted Expected Return method. Stock options granted to executives on June 29, 2017, November 6, 2017, August 22, 2018 and January 14, 2019 were valued using the Black-Scholes option pricing model. Stock awards granted on November 22, 2019 based on total shareholder return were valued using a Monte Carlo simulation. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 16 for more information.
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
COVID-19 Pandemic
In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The COVID-19 pandemic has impacted the Company’s operations and financial results. Due to the impact of the COVID-19 pandemic, the Company elected to suspend operations at all of its facilities on March 24, 2020, which impacted the second half of fiscal year 2020. The shut-down continued into the fourth quarter with operations resuming between late April and early May, depending on the facility. Due to the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, the Company cannot reasonably estimate the length or severity of the pandemic or its impact on the Company’s liquidity, results of operations, and financial condition, which could have a material adverse effect.
Recent Accounting Pronouncements
On July 1, 2018, the Company adopted the new accounting standard, ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC 606”) and applied the provisions of the standard to all contracts using the modified retrospective method. The cumulative effect of adopting the new revenue standard was immaterial and no adjustment has been recorded to the opening balance of retained earnings. Prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. Substantially all of the Company’s revenue continues to be recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer. New controls and processes designed to meet the requirements of the standard were implemented, and the required new disclosures are presented in Note 2. The adoption of ASC Topic 606 did not have a material impact on the amounts reported in the Company's consolidated financial position, results of operations or cash flows.
On July 1, 2019, the Company adopted the new accounting standard, ASC Topic 842, Leases, which superseded the requirements in ASC Topic 840, Leases.  ASC Topic 842 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company applied the modified retrospective transition method which allowed for the election of the application of practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. Under this new transition method, at the adoption date the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated results of operations, equity or cash flows as of the adoption date. Under the optional transition approach, comparative information was not restated, but will continue to be reported under the standards in effect for those periods. See Note 11 for further information regarding the Company’s leases.
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
2. Revenue Recognition

The following table disaggregates the Company's revenue by major product type and geography:

	Fiscal Year Ended June 30, 2020
	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$341,886	$172,267	$122,850	$637,003
Part and other sales	12,883	2,501	776	16,160
Total revenue	$354,769	$174,768	$123,626	$653,163

Revenue by geography:
North America	$327,049	$167,755	$115,363	$610,167
International	27,720	7,013	8,263	42,996
Total revenue	$354,769	$174,768	$123,626	$653,163

	Fiscal Year Ended June 30, 2019
	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$362,200	$203,825	$102,070	$668,095
Part and other sales	12,411	2,773	737	15,921
Total revenue	$374,611	$206,598	$102,807	$684,016

Revenue by geography:
North America	$341,190	$196,734	$93,003	$630,927
International	33,421	9,864	9,804	53,089
Total revenue	$374,611	$206,598	$102,807	$684,016
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

	As of June 30, 2020		As of June 30, 2019
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	730,652	3.4%	830,152	3.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,595,969	96.6%	20,852,640	96.2%
	21,326,621	100.0%	21,682,792	100.0%

Balance of non-controlling interest as of June 30, 2018	$5,502
Allocation of income to non-controlling LLC Unit holders for period	3,635
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,845)
Reallocation of non-controlling interest	(1,174)
Balance of non-controlling interest as of June 30, 2019	6,118
Allocation of income to non-controlling LLC Unit holders for period	3,094
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,370)
Reallocation of non-controlling interest	(895)
Balance of non-controlling interest as of June 30, 2020	$6,947
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement'), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2020, the Company caused the LLC to issue a total of 242,741 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During fiscal year 2020, 15,733 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 15,733 treasury shares in accordance with the LLC Agreement. During the fiscal year ended June 30, 2020, 483,679 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 483,679 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of June 30, 2020 and 2019, tax distributions payable to non-controlling LLC Unit holders were $104 and $568, respectively. During the fiscal years ended June 30, 2020, 2019, and 2018, tax distributions paid to the non-controlling LLC Unit holders were $1,836, $1,785, and $1,647, respectively.
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
Acquisition-related costs of $2,848 and $329 incurred by the Company for fiscal years ended June 30, 2019 and 2018, respectively, related to the Pursuit acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2020 and 2019, assumes that the acquisition of Pursuit occurred as of July 1, 2017. The unaudited pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales	$653,163	$725,658	$620,908
Net income	64,656	73,672	33,618
Net income attributable to Malibu Boats, Inc.	61,562	69,830	29,871
Basic earnings per share	$2.98	$3.35	$1.48
Diluted earnings per share	$2.95	$3.33	$1.47
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

Acquisition-related costs of $489 and $3,056 incurred by the Company for fiscal years ended June 30, 2019 and 2018, were expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2020, 2019 and 2018, assumes that the acquisition of Cobalt occurred as of July 1, 2017. The unaudited pro forma consolidated financial information combines historical results of Malibu and Cobalt, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales	$653,163	$684,016	$497,002
Net income	64,656	69,701	30,696
Net income attributable to Malibu Boats, Inc.	61,562	66,066	27,361
Basic earnings per share	$2.98	$3.17	$1.36
Diluted earnings per share	$2.95	$3.15	$1.35
5. Inventories
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2020	2019
Raw materials	$52,530	$45,910
Work in progress	10,778	10,839
Finished goods	9,638	11,019
Total inventories	$72,946	$67,768
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
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. No impairment charges were recorded for the fiscal years ended June 30, 2020, 2019 and 2018 in the Company’s consolidated financial statement.
Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2020	2019
Land	$2,540	$2,194
Building and leasehold improvements	54,318	28,957
Machinery and equipment	55,831	46,618
Furniture and fixtures	7,031	6,734
Construction in process	10,470	9,764
	130,190	94,267
Less accumulated depreciation	(35,880)	(28,511)
	$94,310	$65,756

Depreciation expense was $12,249, $10,004 and $7,656 for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, substantially all of which was recorded in cost of sales. During fiscal year 2020 the Company disposed of various assets with a net book value of $958 and recorded a loss of $61 related to these disposals. During fiscal year 2019, the Company disposed of various molds for models not currently in production with zero net book value.
Sale-Leaseback Transaction
In March 2008, the Company sold its two primary manufacturing and office facilities for a total of $18,250, which resulted in a gain of $726. Expenses incurred related to the sale were $523. Simultaneous with the sale, the Company entered into an agreement to lease back the buildings for an initial term of 20 years. The net gain on this transaction of $203 had been deferred and is being amortized over the initial lease term. On July 1, 2019, as part of lease implementation under Topic 842 the Company recognized the unamortized portion of the gain on the sale leaseback of $89. For the fiscal years ended June 30, 2019 and 2018, the realized gain recognized was $10 and $10 respectively.
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2020 and 2019 were as follows:

Goodwill as of June 30, 2018	$32,230
Addition related to the acquisition of Pursuit	19,525
Effect of foreign currency changes on goodwill	(351)
Goodwill as of June 30, 2019	51,404
Effect of foreign currency changes on goodwill	(131)
Goodwill as of June 30, 2020	$51,273
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2020	2019
Reacquired franchise rights	$—	$1,264	5	0.0
Dealer relationships	111,293	111,339	8-20	17.3
Patent	3,986	3,986	12-15	12.0
Trade name	24,667	24,667	15	1.4
Non-compete agreement	48	49	10	4.3
Total	139,994	141,305
Less: Accumulated amortization	(63,602)	(58,744)
Total definite-lived intangible assets, net	76,392	82,561
Indefinite-lived intangible:
Trade names	63,500	63,500
Total other intangible assets	$139,892	$146,061
Amortization expense recognized on all amortizable intangibles was $6,131, $5,956 and $5,198 for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Estimated future amortization expenses as of June 30, 2020 are as follows:

Fiscal Year	As of June 30, 2020
2021	$6,054
2022	4,553
2023	4,417
2024	4,417
2025	4,413
Thereafter	52,538
$76,392
8. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,
	2020	2019
Warranties	$27,500	$23,820
Dealer incentives	7,777	7,394
Accrued compensation	9,885	13,122
Current operating lease liabilities	2,006	—
Accrued legal and professional fees	1,055	740
Accrued interest	—	161
Other accrued expenses	2,262	3,860
Total accrued expenses	$50,485	$49,097
9. Product Warranties
The Company's Malibu and Axis brand boats have a limited warranty for a period up to five years. The Company's Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount, and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by our warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that we manufacture for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
The Company’s standard warranties require it or its dealers to repair or replace defective products during the warranty period at no cost to the consumer. The Copmany estimates warranty costs it expects to incur and record a liability for such costs at the time the product revenue is recognized. The Company utilizes historical claims trends and analytical tools to develop the estimate of its warranty obligation on a per boat basis, by brand and warranty year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. Beginning in model year 2016, the Company increased the term of its limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, the Company increased the term of its bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of the Company’s Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, the Company has little to no historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.
Changes in the Company’s product warranty liability, which are included in accrued expenses in the accompanying consolidated balance sheet, were as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Beginning balance	$23,820	$17,217	$10,050
Add: Warranty Expense	14,339	12,331	9,861
Additions for Cobalt acquisition	—	—	4,404
Additions for Pursuit acquisition	—	1,872	—
Less: Warranty claims paid	(10,659)	(7,600)	(7,098)
Ending balance	$27,500	$23,820	$17,217
10. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2020	2019
Term loan	$75,000	$75,000
Revolving credit loan	8,800	40,000
Less unamortized debt issuance costs	(961)	(1,367)
Total debt	82,839	113,633
Less current maturities	—	—
Long term debt less current maturities	$82,839	$113,633
Long-Term Debt
The Company currently has a revolving credit facility with borrowing capacity of up to $120,000 and a $75,000 term loan outstanding. As of June 30, 2020, the Company had $8,800 outstanding under its revolving credit facility and $1,185 in outstanding letters of credit. On March 19, 2020, the Company elected to draw the then remaining available funds of $98,800 from the revolving credit facility. In June 2020, the Company repaid $110,000 on the revolving credit facility. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement (the “Credit Agreement”) with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp. (previously known as SunTrust Bank), as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2020, the interest rate on the Company’s term loan and revolving credit facility was 1.66%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the term loan without any penalties. On August 17, 2017 the Company made a voluntary principal payment on the term loan in the amount of $50,000 with a portion of the net proceeds from its equity offering completed on August 14, 2017. The Company exercised its option to apply the prepayment in forward order to principal installments on its term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3,000 on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. As of June 30, 2020, the outstanding principal amount of the Company’s term loan and revolving credit facility was $83,800.
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
As described above, the Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its term loan under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of June 30, 2020 and June 30, 2019, are reflected as noncurrent. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
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
Covenant Compliance
As of June 30, 2020 and 2019, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap

On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the previously existing credit agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. Refer to Fair Value Measurements in Note 14. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's consolidated statements of operations and comprehensive income. The swap matured on March 31, 2020. For the fiscal year ended June 30, 2020 and 2019, the Company record a loss of $68 and $350, respectively, for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.
11. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. The Company recorded right-of-use assets, included in other assets on the balance sheet, totaling $16,142 as of July 1, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised. Lease expense recorded in the fiscal year ended June 30, 2020 under ASC Topic 842 was not materially different from lease expense that would have been recorded under the previous lease accounting standard.
Other information concerning the Company's operating leases accounted for under ASC Topic 842 is as follows (in thousands):

Classification		As of June 30, 2020
Assets
Right-of-use assets	Other assets	$14,315

Liabilities
Current operating lease liabilities	Accrued expenses	$2,006
Long-term operating lease liabilities	Other liabilities	14,013
Total lease liabilities		$16,019

Classification		Fiscal Year Ended June 30, 2020
Operating lease costs (1)	Cost of sales	$1,966
	Selling, general and administrative	863

Sublease income	Other income (expense)	38

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	2,606
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term is 7.27 years. The weighted average discount rate determined based on the Company's incremental borrowing rate is 3.65%, as of June 30, 2020.
Future annual minimum lease payments for the following fiscal years as of June 30, 2020 are as follows:

Amount
2021	$2,548
2022	2,391
2023	2,442
2024	2,570
2025	2,308
2026 and thereafter	6,014
Total	18,273
Less imputed interest	(2,254)
Present value of lease liabilities	$16,019
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
For purposes of the Tax Receivable Agreement, the benefit deemed realized by the Company is computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had the Company not entered into the Tax Receivable Agreement.
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2020	2019
Beginning balance	$53,754	$55,046
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	1,041	2,676
Adjustment for change in estimated tax rate	(1,672)	(103)
Payment under tax receivable agreement	(3,458)	(3,865)
	49,665	53,754
Less current portion under tax receivable agreement	(3,589)	(3,592)
Ending balance	$46,076	$50,162
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
As of June 30, 2020 and 2019, the Company recorded deferred tax assets of $111,511 and $110,545, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 13. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2021.
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
On December 22, 2017, the Tax Act was enacted which, among a number of its provisions, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company's statutory tax rate for each of fiscal years 2020 and 2019 was 21% as a result of the change in statutory rates. For fiscal year 2018, the Company recorded an increase to income tax expense of $44,500 for the remeasurement of deferred taxes on the enactment date and the deferred tax impact related to the reduction in the tax receivables agreement liability.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for fiscal year 2020 relating to the CARES Act.
The components of provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Current tax expense:
Federal	$8,062	$11,240	$10,111
State	1,979	3,368	1,758
Foreign	378	725	756
Total current	10,419	15,333	12,625
Deferred tax expense:
Federal	7,849	5,336	51,358
State	917	1,609	(5,369)
Foreign	(109)	(182)	(196)
Total deferred	8,657	6,763	45,793
Income tax expense	$19,076	$22,096	$58,418
The income tax expense differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Federal tax provision at statutory rate	21.0%	21.0%	28.0%
Change in federal statutory rate	—	—	36.2
State income taxes, net of federal benefit	2.9	4.4	3.9
Permanent differences attributable to partnership investment	(0.2)	(0.8)	(0.1)
Section 199 deductions	—	—	(1.2)
Non-controlling interest	(0.9)	(0.9)	(1.0)
Change in valuation allowance	—	—	(0.4)
Other, net	—	0.4	—
Total income tax expense on continuing operations	22.8%	24.1%	65.4%
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
The components of the Company's net deferred income tax assets and liabilities at June 30, 2020 and 2019 are as follows:

	As of June 30,
	2020	2019
Deferred tax assets:
Partnership basis differences	$61,650	$69,632
Accrued liabilities and reserves	496	428
State tax credits and NOLs	5,004	3,902
Foreign tax credits	580	761
Acquisition costs	—	6
Other	275	337
Less valuation allowance	(14,582)	(14,252)
Total deferred tax assets	53,423	60,814
Deferred tax liabilities:
Fixed assets and intangibles	467	545
Other	35	7
Total deferred tax liabilities	502	552
Total net deferred tax assets	$52,921	$60,262
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2020 and 2019, the Company concluded that $14,582 and $14,252, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2035. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2017 through 2019, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for fiscal years 2016 through 2019. The Company closed the IRS examination of its June 30, 2015 return during the fourth quarter of fiscal year 2019, resulting in an immaterial adjustment to its tax liability.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2020, 2019, 2018 is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Balance as of July 1	$1,401	$329	$113
Additions based on tax positions taken during the current period	314	1,216	216
Reductions for settlements with taxing authorities	(93)	(144)	—
Reductions due to statute settlements	(64)	—	—
Reductions for tax positions of prior years	(113)	—	—
Balance as of June 30	$1,445	$1,401	$329
In fiscal year 2020, the Company settled $93 related to its state tax filing positions. Also in fiscal year 2020, the Company reduced its uncertain tax positions $92 as a result of a method change filed in connection with inventory subject to Internal Revenue Code Sec. 263A, and recorded $203 in connection with its current year state filing positions. As of June 30, 2020, it is reasonably possible that $307 of the total unrecognized tax benefits recorded will reverse within the next twelve months. Of the total unrecognized tax benefits recorded on the balance sheet, $1,226 would impact the effective tax rate once settled.
As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. At June 30, 2020, we had $231 of accrued interest related to unrecognized tax benefits.

The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2020 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
14. Fair Value Measurements
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
Assets and liabilities that had recurring fair value measurements as of June 30, 2020 and 2019 were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020:
Interest rate swap not designated as cash flow hedge	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—

As of June 30, 2019:
Interest rate swap not designated as cash flow hedge	$68	$—	$68	$—
Total liabilities at fair value	$68	$—	$68	$—
Fair value measurement for the Company's interest rate swap are classified under Level 2 because such measurements are based on significant other observable inputs. There were no transfers of assets or liabilities between Level 1 and Level 2 as of June 30, 2020 or 2019, respectively.
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
There were no impairments recorded in connection with tangible and intangible long-lived assets for fiscal years ended June 30, 2020, 2019 or 2018, respectively.
15. Stockholders' Equity
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
During fiscal year 2020, four non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, no shares of Class B Common Stock were automatically transferred to the Company and retired. As of June 30, 2020, the Company had a total of 15 shares of its Class B Common Stock issued and outstanding.
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
During the fiscal year ended June 30, 2020, we repurchased 483,679 shares of Class A Common Stock for $13.8 million in cash including related fees and expenses. During the fiscal year ended June 30, 2019, no shares were repurchased under the existing Repurchase Program. The program expired on July 1, 2020.

On August 27, 2020, our Board of Directors authorized a new stock repurchase program (the "New Repurchase Program") for the repurchase of up to $50,000 of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021. No shares have been repurchased under the New Repurchase Program.
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
Equity Consideration
On July 6, 2017, in connection with the acquisition of Cobalt, the Company issued 39,262 shares of Class A Common Stock to the William Paxson St. Clair, Jr., a former owner of Cobalt, as equity consideration. Refer to Note 4 for more information on the acquisition.
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
•diluting the voting power of the holders of common stock;
•reducing the likelihood that holders of common stock will receive dividend payments;
•reducing the likelihood that holders of common stock will receive payments in the event of the Company's liquidation, dissolution, or winding up; and
•delaying, deterring or preventing a change-in-control or other corporate takeover.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2020, the Company held 20,595,969 LLC Units, representing a 96.6% economic interest in the LLC, while non-controlling LLC Unit holders held 730,652 LLC Units, representing a 3.4% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
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
16. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2020, there were 713,346 shares available for future issuance under the Incentive Plan.
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
The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30,
	2020		2019		2018
	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	185,473	$32.51	144,000	$27.24	104,000	$25.85
Options granted	—	—	69,973	40.82	40,000	30.87
Options exercised	(12,125)	31.08	(28,500)	26.29	—	—
Options canceled	—	—	—	—	—	—
Outstanding options at end of year	173,348	$32.61	185,473	$32.51	144,000	$27.24
Exercisable at end of year	74,869	$29.67	33,500	$26.97	26,000	$25.85
The Company expects all outstanding options to vest. The weighted average remaining contractual life of options outstanding and options outstanding and exercisable as of June 30, 2020 was 3.56 years and 3.31 years, respectively. The total intrinsic value of options exercised during the year ended June 30, 2020 was $200. The total intrinsic value of options outstanding and options outstanding and exercisable at June 30, 2020 was $3,532 and $1,668, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. For the fiscal year ended June 30, 2018, the Company issued 4,567 shares of Class A Common Stock and 23,838 restricted stock units with a weighted-average grant date fair value of $30.52 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2019, the Company issued 853 shares of Class A Common Stock and 17,663 restricted stock units with a weighted-average grant date fair value of $42.29 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2020, the Company issued 2,870 shares of Class A Common Stock and 22,206 restricted stock units with a weighted-average grant date fair value of $32.93 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2020		2019		2018
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	226,240	$29.64	227,154	$20.84	225,854	$15.77
Granted	168,048	37.49	107,321	41.63	102,738	30.80
Vested	(112,084)	26.89	(103,811)	22.98	(99,613)	19.57
Forfeited	(4,508)	34.27	(4,424)	25.00	(1,825)	22.58
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	277,696	$35.43	226,240	$29.64	227,154	$20.84
As of June 30, 2020, the weighted-average years non-vested for service period awards and performance target awards was approximately 0.8 years and 0.5 year, respectively.
Stock compensation expense attributable to all of the Company's equity awards was $3,042, $2,607 and $1,973 for fiscal years 2020, 2019 and 2018, respectively, is included in general and administrative expense in the Company's consolidated statement of operations and comprehensive income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal year 2020, the Company withheld approximately 25,469 shares at an aggregate cost of approximately $831, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested. As of June 30, 2020 and 2019, unrecognized compensation cost related to nonvested, share-based compensation was $7,931 and $6,431, respectively.
17. Net Earnings Per Share
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
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2020	2019	2018
Basic:
Net income attributable to Malibu Boats, Inc.	$61,562	$66,066	$27,613
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,455,895	20,645,973	20,012,627
Weighted-average participating restricted stock units convertible into Class A Common Stock	206,855	186,472	166,754
Basic weighted-average shares outstanding	20,662,750	20,832,445	20,179,381
Basic net income per share	$2.98	$3.17	$1.37

Diluted:
Net income attributable to Malibu Boats, Inc.	$61,562	$66,066	$27,613
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,662,750	20,832,445	20,179,381
Restricted stock units granted to employees	131,314	119,476	101,563
Weighted-average stock options convertible into Class A Common Stock	15,721	14,618	266
Weighted-average market performance awards convertible into Class A Common Stock	42,576	—	—
Diluted weighted-average shares outstanding [1]	20,852,361	20,966,539	20,281,210
Diluted net income per share	$2.95	$3.15	$1.36
1 The Company excluded 826,250, 930,125, and 1,205,249 potentially dilutive shares from the calculation of diluted net income per share for the fiscal year ended June 30, 2020, 2019, and 2018, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock has not been presented.
18. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $161,356 and $239,315 as of June 30, 2020 and 2019, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For fiscal year 2020, the Company repurchased two units from a lender of one of its former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss. For fiscal year 2019, the Company repurchased eight units from a lender of two of its former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss. For fiscal year 2018, the Company did not repurchase any units under its repurchase agreements. Accordingly, the Company did not carry a reserve for repurchases as of June 30, 2020 and 2019, respectively.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's consolidated balance sheet. As of June 30, 2020 and 2019, the Company had financing receivables of $375 and $768, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of June 30, 2020 that would not be covered by our insurance.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2020 or June 30, 2019 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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

On August 25, 2020, Judge McCalla issued a claim construction order and set a scheduling conference for August 27, 2020, for purposes of resetting the pretrial calendar and trial dates. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit.
19. Related Party Transactions
As of June 30, 2020, there were two non-employee members of the Company's board of directors that are also original shareholders of the Company and receive an annual retainer as compensation for services rendered. On November 2, 2018, one non-employee member of the Company's board of directors that is also an original shareholder departed from the board. For the fiscal years ended June 30, 2020, 2019 and 2018, $310, $347 and $421, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $51 was a prepayment for services through the 2020 and 2019 annual meetings for both of the years ended June 30, 2020 and 2019.
20. Segment Reporting
The Company has three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world.
The Company revised its segment reporting effective July 1, 2019 to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Prior to this change in reporting segments, the Company had four reportable segments, Malibu U.S., Malibu Australia, Cobalt and Pursuit. The Company now aggregates Malibu U.S. and Malibu Australia into one reportable segment as they have similar economic characteristics and qualitative factors. All segment information in the accompanying consolidated financial statements has been revised to conform to the Company’s current reporting segments for comparison purposes.
The following table presents financial information for the Company’s reportable segments for fiscal years ended June 30, 2020, 2019, and 2018.

Fiscal Year Ended June 30, 2020
	Malibu	Cobalt	Pursuit [1]	Total
Net sales	$354,769	$174,768	$123,626	$653,163
Depreciation and amortization	8,809	5,258	4,313	18,380
Net income before provision for income taxes	55,567	17,275	10,890	83,732
Capital expenditures	10,260	8,850	22,181	41,291
Long-lived assets	49,771	121,508	114,196	285,475
Total assets	$194,502	$153,820	$129,024	$477,346

Fiscal Year Ended June 30, 2019
	Malibu	Cobalt	Pursuit [1]	Total
Net sales	$374,611	$206,598	$102,807	$684,016
Depreciation and amortization	7,674	5,252	3,034	15,960
Net income before provision for income taxes	54,160	28,691	8,946	91,797
Capital expenditures	9,153	4,404	4,381	17,938
Long-lived assets	49,207	117,702	96,312	263,221
Total assets	$185,154	$151,481	$114,679	$451,314

Fiscal Year Ended June 30, 2018
	Malibu	Cobalt	Pursuit [1]	Total
Net sales	$316,687	$180,315	$—	$497,002
Depreciation and amortization	7,468	5,386	—	12,854
Net income before provision for income taxes	69,670	19,717	—	89,387
Capital expenditures	9,279	1,170	—	10,449
Long-lived assets	48,784	118,512	—	167,296
Total assets	$208,152	$157,616	—	$365,768
1 Represents the results of Pursuit since the acquisition on October 15, 2018.
21. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2020
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net sales	$118,661	$182,310	$180,112	$172,080	$653,163
Gross profit	23,552	45,849	39,868	40,001	149,270
Operating income	8,907	30,133	23,587	22,683	85,310
Net income	6,510	23,866	17,598	16,682	64,656
Net income attributable to non-controlling interest	307	1,088	876	823	3,094
Net income attributable to Malibu Boats, Inc.	$6,203	$22,778	$16,722	$15,859	$61,562
Basic net income per share	$0.30	$1.11	$0.81	$0.76	$2.98
Diluted net income per share	$0.29	$1.09	$0.81	$0.76	$2.95

	Quarter Ended				Fiscal Year Ended June 30, 2019
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net sales	$194,822	$199,918	$165,793	$123,483	$684,016
Gross profit	47,732	49,722	38,315	30,501	166,270
Operating income	29,854	30,562	20,944	16,752	98,112
Net income	20,485	22,203	14,998	12,015	69,701
Net income income attributable to non-controlling interest	1,073	1,104	741	717	3,635
Net income attributable to Malibu Boats, Inc.	$19,412	$21,099	$14,257	$11,298	$66,066
Basic net income per share	$0.93	$1.01	$0.68	$0.55	$3.17
Diluted net income per share	$0.92	$1.01	$0.68	$0.54	$3.15

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Management's report is included in the Company's 2020 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2020 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2020, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Stock Repurchase Program
On August 27, 2020, our Board of Directors authorized a stock repurchase program to allow for repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units for the period from September 2, 2020 to July 1, 2021.
Under the New Repurchase Program, we may repurchase our Class A Common Stock and the LLC's LLC Units at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. We intend to fund repurchases under the New Repurchase Program from cash on hand. We have no obligation to repurchase any shares under the New Repurchase Program and may suspend or discontinue it at any time.

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
Item 15.  Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2020, 2019, and 2018.
•Consolidated Balance Sheets as of June 30, 2020 and 2019.
•Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019, and 2018.
•Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019, and 2018.
•Notes to Consolidated Financial Statements.
•Reports of Independent Registered Public Accounting Firm.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
3. Exhibits
The exhibits filed as part of this Annual Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [2]
3.2	Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [2]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Description of Class A Common Stock [11]
4.2	Form of Class A Common Stock Certificate [2]
4.3	Form of Class B Common Stock Certificate [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.1
Second Amended and Restated Credit Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [1]

10.2
Second Amended and Restated Security Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent [1]

10.3
First Incremental Facility Amendment and First Amendment dated August 21, 2018 to the Second Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [9]

10.4
Second Incremental Facility Amendment and Second Amendment, dated May 14, 2019, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank [10]

10.5+	Engine Supply Agreement dated November 14, 2016 between Malibu Boats, LLC and General Motors LLC [7]
10.6*	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.7*	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.8*	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.9*	Long-Term Incentive Plan [2]
10.10*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.11*	Form of Stock Option Agreement for Long-Term Incentive Plan [8]
10.12*	Form of Restricted Stock Agreement for Long-Term Incentive Plan [8]
10.13*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive) [8]
10.14*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive) [8]
10.15*	Form of Indemnification Agreement [6]
10.16*	Director Compensation Policy [11]
10.17*	Form of Time and Performance Based Restricted Stock Award Agreement (executive) [12]
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 were formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in Inline XBRL (Included as Exhibit 101).
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
(2) Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.
(3) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.
(6) Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-192862) filed on December 13, 2013.
(7) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 1, 2017.
(8) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 001-36290) filed on September 8, 2017.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on August 22, 2018.
(10) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on May 15, 2019.
(11) Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-36290) filed on August 29, 2019.
(12) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 6, 2020.

Item 16.  Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

August 31, 2020	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

August 31, 2020	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer		August 31, 2020
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Wayne R. Wilson		August 31, 2020
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael K. Hooks		August 31, 2020
Michael K. Hooks	Chairman of the Board and Director
/s/ James R. Buch		August 31, 2020
James R. Buch	Director
/s/ Ivar S. Chhina		August 31, 2020
Ivar S. Chhina	Director
/s/ Michael J. Connolly		August 31, 2020
Michael J. Connolly	Director
/s/ Mark W. Lanigan		August 31, 2020
Mark W. Lanigan	Director
/s/ Joan M. Lewis		August 31, 2020
Joan M. Lewis	Director
/s/ Peter E. Murphy		August 31, 2020
Peter E. Murphy	Director
/s/ John E. Stokely		August 31, 2020
John E. Stokely	Director