Form 10-Q
period 2020-09-30
MALIBU BOATS, INC.
filed 2020-11-06
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of November 3, 2020:	20,720,683	shares
Class B Common Stock, par value $0.01, outstanding as of November 3, 2020:	13	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: the effects of the COVID-19 pandemic on us; general industry, economic and business conditions; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions, policies impacting access to waterways and shelter-in-place orders; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; the success of our engine integration strategy; our reliance on certain suppliers for our engines and outboard motors; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to protect our intellectual property; disruptions to our network and information systems; risks inherent in operating in foreign jurisdictions; rising concern regarding international tariffs; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission on August 31, 2020, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those suggested by the forward-looking statements for various reasons. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Net sales	$180,984	$172,080
Cost of sales	135,243	132,079
Gross profit	45,741	40,001
Operating expenses:
Selling and marketing	3,612	5,066
General and administrative	11,654	10,668
Amortization	1,524	1,584
Operating income	28,951	22,683
Other (income) expense, net:
Other income, net	(10)	(10)
Interest expense	556	1,167
Other (income) expense, net	546	1,157
Income before provision for income taxes	28,405	21,526
Provision for income taxes	6,367	4,844
Net income	22,038	16,682
Net income attributable to non-controlling interest	945	823
Net income attributable to Malibu Boats, Inc.	$21,093	$15,859

Comprehensive income:
Net income	$22,038	$16,682
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	630	(623)
Other comprehensive income (loss), net of tax	630	(623)
Comprehensive income, net of tax	22,668	16,059
Less: comprehensive income attributable to non-controlling interest, net of tax	972	792
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$21,696	$15,267

Weighted average shares outstanding used in computing net income per share:
Basic	20,651,929	20,830,121
Diluted	20,864,646	20,928,741
Net income available to Class A Common Stock per share:
Basic	$1.02	$0.76
Diluted	$1.01	$0.76

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2020	June 30, 2020
Assets
Current assets
Cash	$52,438	$33,787
Trade receivables, net	31,031	13,767
Inventories, net	80,053	72,946
Prepaid expenses and other current assets	5,925	3,954
Total current assets	169,447	124,454
Property, plant and equipment, net	95,741	94,310
Goodwill	51,511	51,273
Other intangible assets, net	138,421	139,892
Deferred tax assets	51,075	52,935
Other assets	14,023	14,482
Total assets	$520,218	$477,346
Liabilities
Current liabilities
Accounts payable	$31,292	$15,846
Accrued expenses	58,316	50,485
Income taxes and tax distribution payable	4,088	243
Payable pursuant to tax receivable agreement, current portion	3,589	3,589
Total current liabilities	97,285	70,163
Deferred tax liabilities	—	14
Other liabilities	17,451	16,727
Payable pursuant to tax receivable agreement, less current portion	46,406	46,076
Long-term debt	74,141	82,839
Total liabilities	235,283	215,819
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,630,438 shares issued and outstanding as of September 30, 2020; 20,595,969 issued and outstanding as of June 30, 2020	204	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 13 shares issued and outstanding as of September 30, 2020; 15 shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and June 30, 2020	—	—
Additional paid in capital	105,228	103,797
Accumulated other comprehensive loss	(2,502)	(3,132)
Accumulated earnings	174,804	153,711
Total stockholders' equity attributable to Malibu Boats, Inc.	277,734	254,580
Non-controlling interest	7,201	6,947
Total stockholders’ equity	284,935	261,527
Total liabilities and stockholders' equity	$520,218	$477,346
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,596	$204	15	$—	$103,797	$(3,132)	$153,711	$6,947	$261,527
Net income	—	—	—	—	—	—	21,093	945	22,038
Stock based compensation, net of withholding taxes on vested equity awards	(3)	—	—	—	658	—	—	—	658
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	9	—	—	—	300	—	—	—	300
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(330)	—	—	—	(330)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	480	—	—	—	480
Exchange of LLC Units for Class A Common Stock	28	—	(2)	—	264	—	—	(264)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(449)	(449)
Foreign currency translation adjustment	—	—	—	—	—	630	—	22	652
Balance at September 30, 2020	20,630	$204	13	$—	$105,228	$(2,502)	$174,804	$7,201	$284,935

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$(2,828)	$93,852	$6,118	$210,353
Net Income	—	—	—	—	—	—	15,859	823	16,682
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	435	—	—	—	435
Issuances of equity for services	—	—	—	—	80	—	—	—	80
Repurchase and retirement of common stock	(383)	(4)	—	—	(11,119)	—	—	—	(11,123)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(399)	(399)
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	(25)	(648)
Balance at September 30, 2019	20,465	$203	15	$—	$102,400	$(3,451)	$108,008	$6,517	$213,677

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2020	2019
Operating activities:
Net income	$22,038	$16,682
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	811	677
Non-cash compensation to directors	210	207
Depreciation	3,486	3,097
Amortization	1,524	1,584
Deferred income taxes	2,325	1,454
Other items, net	439	696
Change in operating assets and liabilities:
Trade receivables	(17,247)	4,817
Inventories	(6,939)	(7,626)
Prepaid expenses and other assets	(3,032)	(1,728)
Accounts payable	16,001	8,378
Income taxes payable	4,228	1,979
Accrued expenses	8,184	(2,029)
Other liabilities	734	(475)
Net cash provided by operating activities	32,762	27,713
Investing activities:
Purchases of property, plant and equipment	(5,432)	(10,704)
Net cash used in investing activities	(5,432)	(10,704)
Financing activities:
Payments on revolving credit facility	(8,800)	—
Proceeds received from exercise of stock option	300	—
Cash paid for withholding taxes on vested restricted stock	(148)	(239)
Distributions to LLC Unit holders	(104)	(568)
Repurchase and retirement of common stock	—	(11,123)
Net cash used in financing activities	(8,752)	(11,930)
Effect of exchange rate changes on cash	73	(126)
Changes in cash	18,651	4,953
Cash—Beginning of period	33,787	27,392
Cash—End of period	$52,438	$32,345

Supplemental cash flow information:
Cash paid for interest	$454	$1,169
Cash paid for income taxes	53	597

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. The Company currently sells its boats under four brands -- Malibu, Axis, Cobalt and Pursuit. The Company reports its results of operations under three reportable segments -- Malibu, Cobalt and Pursuit.
COVID-19 Pandemic
The COVID-19 pandemic has impacted the Company’s operations and financial results since the third quarter of fiscal year 2020 and continues to impact the Company. The Company elected to suspend operations at all of its facilities on March 24, 2020. The shut-down continued into the fourth quarter 2020 with operations resuming between late April and early May, depending on the facility. As a result, the Company was not able to ship boats to its dealers during the period of shut-down, which negatively impacted its net sales for the second half of fiscal year 2020. In addition, the COVID-19 pandemic has impacted and may continue to impact the operations of the Company’s dealers and suppliers. The future impact of COVID-19 on the Company’s financial condition and results of operations will depend on a number of factors, including factors that we may not be able to forecast at this time.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2020, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments considered necessary to present fairly the Company’s financial position at September 30, 2020, and the results of its operations for the three month periods ended September 30, 2020 and 2019, and its cash flows for the three month periods ended September 30, 2020 and 2019. Operating results for the three months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2021. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. On July 1, 2020, the Company adopted this standard and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements and related disclosures.
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2020
	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$93,994	$43,405	$36,403	$173,802
Part and other sales	5,837	1,077	268	7,182
Total revenue	$99,831	$44,482	$36,671	$180,984

Revenue by geography:
North America	$95,918	$43,953	$35,750	$175,621
International	3,913	529	921	5,363
Total revenue	$99,831	$44,482	$36,671	$180,984

	Three Months Ended September 30, 2019
	Malibu	Cobalt	Pursuit	Consolidated
Revenue by product:
Boat and trailer sales	$82,083	$49,300	$35,806	$167,189
Part and other sales	3,797	851	243	4,891
Total revenue	$85,880	$50,151	$36,049	$172,080

Revenue by geography:
North America	$78,917	$48,758	$32,251	$159,926
International	6,963	1,393	3,798	12,154
Total revenue	$85,880	$50,151	$36,049	$172,080
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

	As of September 30, 2020		As of June 30, 2020
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	702,869	3.3%	730,652	3.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,630,438	96.7	20,595,969	96.6
	21,333,307	100.0%	21,326,621	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2020, the Company caused the LLC to issue a total of 37,408 LLC Units to the Company in connection with (i) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (ii) the issuance of Class A Common Stock for the exercise of options granted under the Malibu Boats, Inc. Incentive Plan. During the three months ended September 30, 2020, 2,939 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 2,939 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2020 and June 30, 2020, tax distributions payable to non-controlling LLC Unit holders were $449 and $104, respectively. During the three months ended September 30, 2020 and 2019, tax distributions paid to the non-controlling LLC Unit holders were $104 and $568, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
4. Inventories
Inventories, net consisted of the following:

	As of September 30, 2020	As of June 30, 2020
Raw materials	$55,140	$52,530
Work in progress	14,758	10,778
Finished goods	10,155	9,638
Total inventories	$80,053	$72,946

5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30, 2020	As of June 30, 2020
Land	$2,540	$2,540
Building and leasehold improvements	56,597	54,318
Machinery and equipment	54,806	55,831
Furniture and fixtures	7,344	7,031
Construction in process	10,750	10,470
	132,037	130,190
Less: Accumulated depreciation	(36,296)	(35,880)
Property, plant and equipment, net	$95,741	$94,310
Depreciation expense was $3,486 and $3,097 for the three months ended September 30, 2020 and 2019, respectively, substantially all of which was recorded in cost of sales.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended September 30, 2020 were as follows:

Goodwill as of June 30, 2020	$51,273
Effect of foreign currency changes on goodwill	238
Goodwill as of September 30, 2020	$51,511
The components of other intangible assets were as follows:

	As of September 30, 2020	As of June 30, 2020	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$111,377	$111,293	8-20	17.0
Patent	3,986	3,986	12-15	11.8
Trade name	24,667	24,667	15	1.2
Non-compete agreement	50	48	10	4.1
Total	140,080	139,994
Less: Accumulated amortization	(65,159)	(63,602)
Total definite-lived intangible assets, net	74,921	76,392
Indefinite-lived intangible:
Trade name	63,500	63,500
Total other intangible assets, net	$138,421	$139,892
Amortization expense recognized on all amortizable intangibles was $1,524 and $1,584 for the three months ended September 30, 2020 and 2019, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2021	$4,536
2022	4,559
2023	4,422
2024	4,422
2025	4,419
2026 and thereafter	52,563
$74,921

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2020	As of June 30, 2020
Warranties	$29,077	$27,500
Dealer incentives	11,201	7,777
Accrued compensation	9,347	9,885
Current operating lease liabilities	1,983	2,006
Accrued legal and professional fees	2,181	1,055
Other accrued expenses	4,527	2,262
Total accrued expenses	$58,316	$50,485

8. Product Warranties
Malibu and Axis brand boats have a limited warranty for a period up to five years for both Malibu and Axis brand boats. The Company’s Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of two years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company’s warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
The Company’s standard warranties require it or its dealers to repair or replace defective products during the warranty period at no cost to the consumer. The Company estimates warranty costs it expects to incur and records a liability for such costs at the time the product revenue is recognized. The Company utilizes historical claims trends and analytical tools to develop the estimate of its warranty obligation on a per boat basis, by brand and warranty year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Beginning in model year 2016, the Company increased the term of its limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, the Company increased the term of its bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of the Company’s Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, the Company has little to no historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from the Company’s estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2020	2019
Beginning balance	$27,500	$23,820
Add: Warranty expense	4,855	3,906
Less: Warranty claims paid	(3,278)	(2,692)
Ending balance	$29,077	$25,034

9. Financing
Outstanding debt consisted of the following:

	As of September 30, 2020	As of June 30, 2020
Term loan	$75,000	$75,000
Revolving credit loan	—	8,800
Less unamortized debt issuance costs	(859)	(961)
Total debt	74,141	82,839
Less current maturities	—	—
Long-term debt less current maturities	$74,141	$82,839
Long-Term Debt
The Company currently has a revolving credit facility with borrowing capacity of up to $120,000 and a $75,000 term loan outstanding. As of September 30, 2020, the Company had no amounts outstanding under its revolving credit facility and $1,185 in outstanding letters of credit. The Company repaid $8,800 on the revolving credit facility in September 2020. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement (the “Credit Agreement”) with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp., as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2020, the interest rate on the Company’s term loan and revolving credit facility was 1.40%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the term loan without any penalties. On August 17, 2017 the Company made a voluntary principal payment on the term loan in the amount of $50,000 with a portion of the net proceeds from its equity offering completed on August 14, 2017. The Company exercised its option to apply the prepayment in forward order to principal installments on its term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3,000 on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The Credit Agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement. As of September 30, 2020, the outstanding principal amount of the Company’s term loan and revolving credit facility was $75,000.
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
As described above, the Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its term loan under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. Accordingly, no principal payments are required under the Credit Agreement until March 31, 2022, and as such, all borrowings as of September 30, 2020 and June 30, 2020, are reflected as noncurrent. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
Covenant Compliance
As of September 30, 2020, the Company was in compliance with the covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap was based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the previously existing credit agreement, was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited interim condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument were being recognized in earnings in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. The swap matured on March 31, 2020. For the three months ended September 30, 2019, the Company recorded a loss of $38 for the change in fair value of the interest rate swap, which was included in interest expense in the unaudited interim condensed consolidated statements of operations and comprehensive income.
10. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. The Company recorded right-of-use assets, included in other assets on the balance sheet, totaling $16,142 as of July 1, 2019. Leases with an initial term of 12 months or less are not recorded on the unaudited interim condensed consolidated balance sheet. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised.
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows (in thousands):

Classification		As of September 30, 2020	As of June 30, 2020
Assets
Right-of-use assets	Other assets	$13,867	$14,315

Liabilities
Current operating lease liabilities	Accrued expenses	$1,983	$2,006
Long-term operating lease liabilities	Other liabilities	13,568	14,013
Total lease liabilities		$15,551	$16,019

Classification		Three Months Ended September 30, 2020	Three months ended September 30, 2019
Operating lease costs (1)	Cost of sales	$508	$477
	Selling, general and administrative	214	223

Sublease income	Other income (expense)	10	10

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	656	647
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the three months ended September 30, 2020 and 2019 was 7.17 years and 7.97 years, respectively . The weighted average discount rate determined based on the Company's incremental borrowing rate is 3.65%, as of September 30, 2020 and 2019.
Future annual minimum lease payments for the following fiscal years as of September 30, 2020 are as follows:

Amount
Remainder of 2021	$1,904
2022	2,403
2023	2,454
2024	2,582
2025	2,310
2026 and thereafter	6,014
Total	17,667
Less imputed interest	(2,116)
Present value of lease liabilities	$15,551

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of September 30, 2020	As of June 30, 2020
Payable pursuant to tax receivable agreement	$49,665	$53,754
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	330	1,041
Adjustment for change in estimated tax rate	—	(1,672)
Payments under tax receivable agreement	—	(3,458)
	49,995	49,665
Less current portion under tax receivable agreement	(3,589)	(3,589)
Payable pursuant to tax receivable agreement, less current portion	$46,406	$46,076
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
As of September 30, 2020 and June 30, 2020, the Company had deferred tax assets of $111,991 and $111,511, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2021.
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
As of September 30, 2020 and June 30, 2020, the Company maintained a total valuation allowance of $14,650 and $14,582, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the three months ended September 30, 2020 relating to the CARES Act.
For the three months ended September 30, 2020 and 2019, the Company's effective tax rate was 22.4% and 22.5%, respectively. For the three months ended September 30, 2020 and 2019, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in both periods was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2020, 716,050 shares remain available for future issuance under the long term incentive plan.
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2020:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2020	173,348	$32.61
Options granted	—	—
Options exercised	(9,625)	31.14
Outstanding options as of September 30, 2020	163,723	32.70
Exercisable as of September 30, 2020	77,744	$31.50
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2020:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2020	277,696	$35.43
Granted	1,125	51.95
Vested	(13,187)	18.72
Forfeited	(890)	34.30
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2020	264,744	$36.34
Stock compensation expense attributable to the Company's share-based equity awards was $811 and $677 for the three months ended September 30, 2020 and 2019, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statement of operations and comprehensive income. Awards vesting during the three months ended September 30, 2020 include 1,125 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2020	2019
Basic:
Net income attributable to Malibu Boats, Inc.	$21,093	$15,859
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,435,866	20,635,978
Weighted-average participating restricted stock units convertible into Class A Common Stock	216,063	194,143
Basic weighted-average shares outstanding	20,651,929	20,830,121
Basic net income per share	$1.02	$0.76

Diluted:
Net income attributable to Malibu Boats, Inc.	$21,093	$15,859
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,651,929	20,830,121
Restricted stock units granted to employees	133,213	98,620
Stock options granted to employees	36,928	—
Market performance awards granted to employees	42,576	—
Diluted weighted-average shares outstanding [1]	20,864,646	20,928,741
Diluted net income per share	$1.01	$0.76
1 The Company excluded 776,592 and 1,102,975 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2020 and 2019, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and, therefore, not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
15. Commitments and Contingencies
Repurchase Commitments

In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $101,476 and $161,356 as of September 30, 2020 and June 30, 2020, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three months ended September 30, 2020, there were no repurchases and as of September 30, 2020, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of September 30, 2020 consistent with June 30, 2020.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheets. As of September 30, 2020 and June 30, 2020, the Company had financing receivables of $44 and $375, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of September 30, 2020 that would not be covered by our insurance.
Legal Proceedings
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 19, 2019, the Company filed a second action against Skier’s Choice in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief.  The Company’s complaint alleges Skier’s Choice’s surf systems on its Moomba and Supra lines of boats infringe U.S. Patent No. 10,322,777, a patent related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents.  On June 27, 2019, Skier’s Choice filed a motion to consolidate these two actions, and to continue deadlines in the earlier case for nine months, which the Company opposed. On August 22, 2019, the motion for consolidation was referred by Judge Thomas Varlan to Magistrate Judge Bruce Guyton, and the two cases were stayed pending resolution of that motion. On November 27, 2019, Judge Guyton ordered the two cases to be consolidated.  On January 7, 2020, the consolidated cases were reassigned to Judge Jon McCalla.  On January 23, 2020, Judge McCalla issued a Scheduling Order, scheduling trial on the consolidated cases to begin on September 29, 2020. On July 23, 2020, the Company moved to dismiss its allegations of infringement of U.S. Patent No. 9,199,695, which Skier’s Choice opposed. On August 25, 2020, Judge McCalla issued a claim construction order and set a scheduling conference for August 27, 2020, for purposes of resetting the pretrial calendar and trial dates. On September 11, 2020, the Court issued a Scheduling Order resetting the trial for the consolidated cases to begin on January 25, 2021. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit.
16. Segment Information
The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2020 and 2019, respectively, and the Company’s financial position at September 30, 2020 and June 30, 2020, respectively:

	Three Months Ended September 30, 2020
	Malibu	Cobalt	Pursuit	Total
Net sales	$99,831	$44,482	$36,671	$180,984
Income before provision for income taxes	$17,555	$4,776	$6,074	$28,405

	Three months ended September 30, 2019
	Malibu	Cobalt	Pursuit	Total
Net sales	$85,880	$50,151	$36,049	$172,080
Income before provision for income taxes	$11,461	$5,907	$4,158	$21,526

	As of September 30, 2020	As of June 30, 2020
Assets
Malibu	$216,690	$194,502
Cobalt	166,570	153,820
Pursuit	136,958	129,024
Total assets	$520,218	$477,346

17. Subsequent Event
On November 3, 2020, the Company's Compensation Committee granted approximately 33,000 restricted stock units, 25,000 restricted stock awards, and up to a maximum of 64,000 restricted stock awards with performance or market conditions to certain key employees. The closing price of our Class A Common Stock on the date of the grant was $54.47 per share.

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
On a consolidated basis, we achieved first quarter fiscal 2021 net sales, gross profit, net income and adjusted EBITDA of $181.0 million, $45.7 million, $22.0 million and $36.3 million, respectively, compared to $172.1 million, $40.0 million, $16.7 million and $28.4 million, respectively, for the first quarter of fiscal 2020. For the first quarter of fiscal 2021, net sales increased 5.2%, gross profit increased 14.3%, net income increased 32.1% and adjusted EBITDA increased 28.0% as compared to the first quarter of fiscal 2020. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
We currently report our results of operations under three reportable segments, Malibu, Cobalt and Pursuit. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt and Pursuit segments participate in the manufacturing, distribution, marketing and sale of Cobalt and Pursuit boats, respectively, throughout the world. Malibu is our largest segment and represented 55.2% and 49.9% of our net sales for the three months ended September 30, 2020 and 2019, respectively. Cobalt represented 24.6% and 29.1% of our net sales for the three months ended September 30, 2020 and 2019, respectively. Pursuit represented 20.2% and 21.0% of our net sales for the three months ended September 30, 2020 and 2019, respectively. See Note 16 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to impact us. On March 24, 2020, we elected to suspend operations at all of our facilities. The shut-down continued into the fourth quarter of fiscal year 2020 with operations resuming between late April and early May, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. In addition, we have been managing our production levels in anticipation of supply chain constraints, which we have begun to experience in recent weeks. While our net sales were negatively impacted during the second half of fiscal year 2020 because of lower production levels, retail sales improved during the summer months as consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales during the summer months combined with our lower wholesale shipment levels during the second half of fiscal year 2020 resulted in lower inventory levels at our dealers as of September 30, 2020 compared to last year. We expect these lower inventory levels, while having the potential to impact retail sales in the near-term, will provide us strong order flow for our model year 2021 product, unless broader economic activity meaningfully contracts and correspondingly impacts consumer demand meaningfully.
In addition to our operations, the COVID-19 pandemic has impacted and continues to impact the operations of our dealers and suppliers. While some of our dealers and suppliers had to suspend their operations during the pandemic, many continued to operate and we are not aware of any of our dealers or suppliers that have closed permanently. Our suppliers have been impacted by COVID-19 and continue to ramp production to meet increased demand for their products. As mentioned, we have successfully managed our production levels to ensure that challenges related to parts procurement do not impact operations and and we have not experienced any significant shortages.
We believe we are well-positioned to withstand any further disruptions that may occur as result of the ongoing pandemic. We have approximately $52.4 million of cash on hand as of September 30, 2020 and approximately $120.0 million available for borrowing under our revolving credit facility as of September 30, 2020. Further, we have a flexible cost structure that allows us to more closely align our costs with wholesale shipments. The future impact of COVID-19 on our financial condition and results of operations, however, will depend on a number of factors, including factors that we may not be able to forecast at this time. In addition, a recent resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, has resulted in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations and potentially a decrease in consumer spending. See the risk factor “The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our dealers and suppliers, thereby adversely affecting our business, financial condition and results of operations.” under Part I. Item 1A. of our Form 10-K for the year ended June 30, 2020.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5.2% between 2011 and 2019, for the 50 reporting states. While domestic retail registration volumes for new recreational powerboats decreased in 2019, total retail sales dollars increased in 2019, according to National Marine Manufacturers Association. These increases have been led by growth in our core market, performance sport boats, which produced a double-digit compound annual growth rate between 2011 and 2019. While the growth rate was negatively impacted by weak sales in March and April 2020 due to COVID-19, we believe domestic retail demand growth has otherwise continued in performance sport boats for calendar year 2020, in part because consumers have turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. Fiberglass sterndrive and outboard boats, the target markets for our Cobalt and Pursuit branded products, have seen their combined market grow at a 4.5% compound annual growth rate between 2011 and 2019. That growth has been driven by the outboard market where Pursuit is focused and Cobalt is a new entrant and where we plan to meaningfully expand our market share in the future. While Cobalt’s primary market for sterndrive propulsion has been challenged, their performance continues to be helped by market share gains and they continue to see registration growth. During 2019, the fiberglass outboard market was approximately flat year-over-year, but, in foot lengths 23 feet and greater, where Pursuit and Cobalt compete, the market continues to grow. We expect the growing demand for our products to continue, albeit at a lower pace than the past 8 years.
Regardless of retail market growth rates, the combination of continued strong retail market activity this summer and the temporary suspension of our operations from March and into May 2020, has depleted inventory levels at our dealers below prior year levels and we expect to see meaningful wholesale demand to restock our dealer inventories through fiscal year 2021 and beyond. While we expect lower dealer inventory levels will support fiscal year 2021 financial performance and likely into 2022, numerous other variables have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil, broad strength of the U.S. dollar and recently implemented tariffs has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset the significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. This competitive environment has continued throughout the past few years, but strong performance from Malibu and Axis in 2019 and year-to-date 2020 has expanded our market share lead over our nearest competitor in the performance sport boats category. We believe our new product pipeline, strong dealer network and ability to manage our business through the COVID-19 pandemic leaves us well positioned to maintain and potentially expand our industry leading market position in performance sports boats. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories.
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
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, including through our vertical integration efforts, sales cycles and inventory levels, the strength of our dealer network and our ability to offer dealer financing and incentives. We discuss each of these factors in more detail under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations” in our Form 10-K for the year ended June 30, 2020. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Rebates, free flooring and discounts—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Axis models, if a domestic dealer meets its monthly or quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. For our Cobalt models, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. For our Pursuit models, if a dealer meets its quarterly or annual volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased from Pursuit. For Malibu and Cobalt models and select Pursuit models, our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period.
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
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, which matured on March 31, 2020, and amortization of deferred financing costs on our credit facilities.
Income Taxes

Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions.
Net Income Attributable to Non-controlling Interest
As of September 30, 2020 and 2019, we had a 96.7% and 96.1% controlling economic interest, respectively, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2020		2019
	$	% Revenue	$	% Revenue
Net sales	180,984	100.0%	172,080	100.0%
Cost of sales	135,243	74.7	132,079	76.8
Gross profit	45,741	25.3	40,001	23.2
Operating expenses:
Selling and marketing	3,612	2.0	5,066	2.9
General and administrative	11,654	6.5	10,668	6.2
Amortization	1,524	0.8	1,584	0.9
Operating income	28,951	16.0	22,683	13.2
Other (income) expense, net:
Other income, net	(10)	—	(10)	—
Interest expense	556	0.3	1,167	0.7
Other (income) expense, net	546	0.3	1,157	0.7
Income before provision for income taxes	28,405	15.7	21,526	12.5
Provision for income taxes	6,367	3.5	4,844	2.8
Net income	22,038	12.2	16,682	9.7
Net income attributable to non-controlling interest	945	0.5	823	0.5
Net income attributable to Malibu Boats, Inc.	21,093	11.7%	15,859	9.2%

	Three Months Ended September 30,
	2020		2019
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,031	63.1%	1,014	58.7%
Cobalt	458	28.0	570	33.0
Pursuit	146	8.9	143	8.3
Total units	1,635	100%	1,727	100%

Net sales per unit	$110,694		$99,641

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
Net Sales
Net sales for the three months ended September 30, 2020 increased $8.9 million, or 5.2%, to $181.0 million as compared to the three months ended September 30, 2019. The increase in net sales was driven primarily by a favorable model mix in our Malibu segment and increased unit volumes in our Malibu and Pursuit segments. Unit volume for the three months ended September 30, 2020, decreased 92 units, or 5.3%, to 1,635 units as compared to the three months ended September 30, 2019. Our unit volume decreased because we have been managing our production levels in anticipation of supply chain constraints, which we have begun to experience in recent weeks, and to adjust for the rapid introduction of new models and plant expansions at Cobalt and Pursuit.
Net sales attributable to our Malibu segment increased $14.0 million, or 16.2%, to $99.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Unit volumes attributable to our Malibu segment increased 17 units for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in net sales and unit volumes was driven primarily by strong demand for our new, larger models and optional features.
Net sales attributable to our Cobalt segment decreased $5.7 million, or 11.3%, to $44.5 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Unit volumes attributable to Cobalt decreased 112 units for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Our unit volumes, and as a result our net sales, for our Cobalt segment decreased during the three months ended September 30, 2020 driven by our lower production levels for our Cobalt segment at the end of fiscal year 2020. The planned lower production rates were driven by our investment in the plant to optimize efficiency and expand capacity, the introduction of three new Cobalt models during the quarter, and challenges around labor and supply as a result of the pandemic. While we are ahead of our planned production levels, we do not expect unit volume in this segment will result in year-over-year gains until the second half of this fiscal year. The decrease in our net sales for Cobalt was partially offset by a favorable product mix of our Cobalt models.
Net sales attributable to our Pursuit segment increased $0.6 million, or 1.7%, to $36.7 million, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was driven primarily by unit volumes which increased three units for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Overall consolidated net sales per unit increased 11.1% to $110,694 per unit for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Net sales per unit for our Malibu segment increased 14.3% to $96,829 per unit for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, driven by higher sales of new, more expensive models and optional features. Net sales per unit for our Cobalt segment increased 10.4% to $97,122 per unit for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, driven by higher sales of larger, more expensive models. Net sales per unit for our Pursuit segment decreased 0.4% to $251,171 per unit for the three months ended September 30, 2020.
Cost of Sales
Cost of sales for the three months ended September 30, 2020 increased $3.2 million, or 2.4%, to $135.2 million as compared to the three months ended September 30, 2019. The increase in cost of sales was driven primarily by higher cost associated with producing new, larger models, with expanded optional features which experienced increased demand during the three months ended September 30, 2020.
Gross Profit
Gross profit for the three months ended September 30, 2020 increased $5.7 million, or 14.3%, to $45.7 million compared to the three months ended September 30, 2019. The increase in gross profit was driven primarily by higher sales revenue with a more favorable product mix partially offset by the increased cost of sales. Gross margin for the three months ended September 30, 2020 increased 210 basis points from 23.2% to 25.3%.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2020, decreased $1.5 million, or 28.7% to $3.6 million compared to the three months ended September 30, 2019 primarily driven by decreased travel and promotional events due mostly to restrictions imposed by COVID-19. As a percentage of sales, selling and marketing expenses decreased 90 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended September 30, 2020, increased $1.0 million, or 9.2%, to $11.7 million as compared to the three months ended September 30, 2019 driven primarily by higher legal expenses related to intellectual property litigation. As a percentage of sales, general and administrative expenses increased 30 basis points to 6.5% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Amortization expense for the three months ended September 30, 2020 remained flat at $1.5 million compared to the three months ended September 30, 2019.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended September 30, 2020 decreased by $0.6 million, or 52.8% to expense of $0.5 million, compared to the three months ended September 30, 2019 primarily due to decreased interest expense.

Interest expense decreased due to a lower interest rate and lower average outstanding debt during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2020, increased $1.5 million, or 31.4%, to $6.4 million compared to the three months ended September 30, 2019. The increase primarily resulted from increased pre-tax earnings. For the three months ended September 30, 2020 and 2019, our effective tax rate of 22.4% and 22.5%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2020 and 2019, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.4% and 3.8%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, and non- cash compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2020	2019
Net income	$22,038	$16,682
Provision for income taxes	6,367	4,844
Interest expense	556	1,167
Depreciation	3,486	3,097
Amortization	1,524	1,584
Professional fees [1]	1,565	335
Stock-based compensation expense [2]	811	677
Adjusted EBITDA	$36,347	$28,386
Adjusted EBITDA Margin	20.1%	16.5%

(1)	Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 15 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)	Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 13 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$21,093	$15,859
Provision for income taxes	6,367	4,844
Professional fees [1]	1,565	335
Acquisition and integration related expenses [2]	1,073	1,073
Fair market value adjustment for interest rate swap [3]	—	38
Stock-based compensation expense [4]	811	677
Net income attributable to non-controlling interest [5]	945	823
Fully distributed net income before income taxes	31,854	23,649
Income tax expense on fully distributed income before income taxes [6]	7,518	5,558
Adjusted fully distributed net income	$24,336	$18,091

	Three Months Ended September 30,
	2020	2019
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,651,929	20,830,121
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [7]	714,261	830,152
Weighted-average unvested restricted stock awards issued to management [8]	179,048	126,516
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,545,238	21,786,789
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2020	2019
Net income available to Class A Common Stock per share	$1.02	$0.76
Impact of adjustments:
Provision for income taxes	0.31	0.23
Professional fees [1]	0.08	0.02
Acquisition and integration related expenses [2]	0.05	0.05
Fair market value adjustment for interest rate swap [3]	—	—
Stock-based compensation expense [4]	0.04	0.03
Net income attributable to non-controlling interest [5]	0.05	0.04
Fully distributed net income per share before income taxes	1.55	1.13
Impact of income tax expense on fully distributed income before income taxes [6]	(0.36)	(0.27)
Impact of increased share count [9]	(0.06)	(0.03)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.13	$0.83

(1)	Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 15 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)	For the three months ended September 30, 2020 and 2019, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt.
(3)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015. The swap matured on March 31, 2020.
(4)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
(5)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(6)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.6% and 23.5% of income before income taxes for the three month periods ended September 30, 2020 and 2019, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2021 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.
(7)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(8)	Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(9)	Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.

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

	Three Months Ended September 30,
	2020	2019
Total cash provided by (used in):
Operating activities	$32,762	$27,713
Investing activities	(5,432)	(10,704)
Financing activities	(8,752)	(11,930)
Impact of currency exchange rates on cash balances	73	(126)
Increase in cash	$18,651	$4,953
Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
Operating Activities
Net cash provided by operating activities was $32.8 million for the three months ended September 30, 2020, compared to $27.7 million for the three months ended September 30, 2019, an increase of $5.0 million. The increase in cash provided by operating activities primarily resulted from an increase of $6.4 million due to an increase in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) partially offset by a net decrease in operating assets and liabilities of $1.4 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $5.4 million for the three months ended September 30, 2020, compared to $10.7 million for the three months ended September 30, 2019, a decrease of $5.3 million. The decrease in cash used for investing activities was primarily related to a reduction in capital expenditures compared to the capital outlays for our expansion activities at our Pursuit and Cobalt plants in the three months ended September 30, 2019.
Financing Activities
Net cash used in financing activities was $8.8 million for the three months ended September 30, 2020, compared to net cash used in financing activities of $11.9 million for the three months ended September 30, 2019, a decrease of $3.1 million. During the three months ended September 30, 2020, we repaid $8.8 million of revolving debt, we paid $0.1 million in distributions to LLC unit holders and $0.1 million on taxes for shares withheld on restricted stock vestings and we received $0.3 million in proceeds from the exercise of stock options. During the three months ended September 30, 2019, we repurchased $11.1 million of our Class A Common Stock under our previously announced stock repurchase program, which expired on July 1, 2020. We paid $0.6 million in distributions to LLC unit holders and $0.2 million on taxes for shares withheld on restricted stock vestings during the three months ended September 30, 2019.
Loans and Commitments
We currently have a revolving credit facility with borrowing capacity of up to $120.0 million and a $75.0 million term loan outstanding. As of September 30, 2020, we had no amounts outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit. We repaid $8.8 million on our revolving credit facility in September 2020. The revolving credit facility matures on July 1, 2024 and the term loan matures on July 1, 2022. The revolving credit facility and term loan are governed by a credit agreement with Malibu Boats, LLC (“Boats LLC”) as the borrower and Truist Financial Corp., as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by Malibu Boats Holdings, LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the Malibu Boats Holdings LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base

Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of Malibu Boats Holdings, LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2020, the interest rate on our term loan and revolving credit facility was 1.40%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on Malibu Boats Holdings, LLC’s and its subsidiaries’ consolidated leverage ratio.
The credit agreement permits prepayment of the term loan without any penalties. On August 17, 2017, we made a voluntary principal payment on the term loan in the amount of $50.0 million with a portion of the net proceeds from our equity offering completed on August 14, 2017. We exercised our option to apply the prepayment in forward order to principal installments on our term loan through December 31, 2021 and a portion of the principal installments due on March 31, 2022. As a result, the term loan is subject to a quarterly installment of approximately $3.0 million on March 31, 2022 and the balance of the term loan is due on the scheduled maturity date of July 1, 2022. The credit agreement is also subject to prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement. As of September 30, 2020, the outstanding principal amount of our term loan and revolving credit facility was $75.0 million.
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
All of our $75.0 million of debt outstanding under our credit agreement as of September 30, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest.  Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative Base Rate described above under “Loans and Commitments” on the last day of such interest period that determination is made.  Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate.
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
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative Base Rate, we would expect to incur additional interest expense on such indebtedness as of September 30, 2020 of approximately $0.8 million on an annualized basis.  While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate.  In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form.  Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations.  We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of LIBOR by the end of 2021.
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
Stock Repurchase Program
On August 27, 2020, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from September 2, 2020 to July 1, 2021. We intend to fund repurchases under the Repurchase Program from cash on hand. We did not repurchase any shares of our Class A Common Stock during the three months ended September 30, 2020. As of September 30, 2020, we may repurchase up to $50.0 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
As of September 30, 2020, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt [1]	$75,000	$—	$75,000	$—	$—
Interest expense [2]	2,181	1,257	924	—	—
Operating leases [3]	17,667	2,509	4,897	4,810	5,451
Purchase obligations [4]	78,616	78,616	—	—	—
Payments pursuant to tax receivable agreement [5]	49,995	3,589	7,579	8,094	30,733
Total	$223,459	$85,971	$88,400	$12,904	$36,184

(1)	Principal payments on our outstanding bank debt per terms of our credit agreement, which is comprised of a $75.0 million term loan and $120.0 million revolving credit facility, of which no amount was outstanding as of September 30, 2020. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The term loan matures on July 1, 2022 and the revolving credit facility matures on July 1, 2024.
(2)	Interest payments on our outstanding term loans under our credit agreement. Our term loan bears interest at variable rates. We have calculated future interest obligations based on the interest rate as of September 30, 2020.
(3)	Pursuant to the adoption of ASC Topic 842, Leases, as of July 1, 2019 our lease liability for all leases with terms greater than 12 months as represented on the balance sheet respective of maturity.
(4)	As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2021.
(5)	Reflects amounts owed under our tax receivables agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase arrangements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such arrangements are customary in the industry and our exposure to loss under such arrangements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
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
Critical Accounting Policies
As of September 30, 2020, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to our Annual Report on Form 10-K for the year ended June 30, 2020, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2020.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2020, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On July 29, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 12,772 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On August 12, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 12,011 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On September 1, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 3,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Repurchase of Class A Common Stock
On August 27, 2020, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $50.0 million of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021. No shares have been repurchased under our New Repurchase Program during the quarter ended September 30, 2020. As of September 30, 2020, we may repurchase up to $50.0 million in shares of Class A Common Stock and LLC Units under the program.

In September 2020, the Company repurchased 2,939 shares of Class A Common Stock at $50.25 per share from employees to satisfy tax withholding obligations incurred in connections with the vesting of restricted stock.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Included as Exhibit 101).
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

November 6, 2020	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)