Form 10-Q
period 2020-12-31
MALIBU BOATS, INC.
filed 2021-02-09
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of February 8, 2021:	20,761,182	shares
Class B Common Stock, par value $0.01, outstanding as of February 8, 2021:	11	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: the effects of the COVID-19 pandemic on us; general industry, economic and business conditions; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions, policies impacting access to waterways and shelter-in-place orders; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; the success of our engine integration strategy; our reliance on certain suppliers for our engines and outboard motors; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits, including our recent acquisition of Maverick Boat Group; our growth strategy which may require us to secure significant additional capital; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to protect our intellectual property; disruptions to our network and information systems; risks inherent in operating in foreign jurisdictions; rising concern regarding international tariffs; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission on August 31, 2020, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$195,647	$180,112	$376,631	$352,192
Cost of sales	146,158	140,244	281,401	272,323
Gross profit	49,489	39,868	95,230	79,869
Operating expenses:
Selling and marketing	4,001	4,666	7,613	9,732
General and administrative	15,036	10,078	26,690	20,746
Amortization	1,524	1,537	3,048	3,121
Operating income	28,928	23,587	57,879	46,270
Other (income) expense, net:
Other income, net	(12)	(9)	(22)	(19)
Interest expense	445	957	1,001	2,124
Other expense, net	433	948	979	2,105
Income before provision for income taxes	28,495	22,639	56,900	44,165
Provision for income taxes	6,348	5,041	12,715	9,885
Net income	22,147	17,598	44,185	34,280
Net income attributable to non-controlling interest	922	876	1,867	1,699
Net income attributable to Malibu Boats, Inc.	$21,225	$16,722	$42,318	$32,581

Comprehensive income:
Net income	$22,147	$17,598	$44,185	$34,280
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,422	615	2,052	(8)
Other comprehensive income (loss)	1,422	615	2,052	(8)
Comprehensive income	23,569	18,213	46,237	34,272
Less: comprehensive income attributable to non-controlling interest	981	907	1,953	1,699
Comprehensive income attributable to Malibu Boats, Inc.	$22,588	$17,306	$44,284	$32,573

Weighted average shares outstanding used in computing net income per share:
Basic	20,717,359	20,591,241	20,684,644	20,710,681
Diluted	20,972,902	20,701,473	20,946,800	20,816,830
Net income available to Class A Common Stock per share:
Basic	$1.03	$0.81	$2.05	$1.57
Diluted	$1.01	$0.81	$2.02	$1.57

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2020	June 30, 2020
Assets
Current assets
Cash	$23,729	$33,787
Trade receivables, net	14,361	13,767
Inventories, net	96,001	72,946
Prepaid expenses and other current assets	5,908	3,954
Total current assets	139,999	124,454
Property, plant and equipment, net	120,888	94,310
Goodwill	101,215	51,273
Other intangible assets, net	239,606	139,892
Deferred tax assets	50,618	52,935
Other assets	18,022	14,482
Total assets	$670,348	$477,346
Liabilities
Current liabilities
Current maturities of long-term obligations	$1,250	$—
Accounts payable	28,655	15,846
Accrued expenses	65,717	50,485
Income taxes and tax distribution payable	3,072	243
Payable pursuant to tax receivable agreement, current portion	3,589	3,589
Total current liabilities	102,283	70,163
Deferred tax liabilities	28,569	14
Other liabilities	21,036	16,727
Payable pursuant to tax receivable agreement, less current portion	46,619	46,076
Long-term debt	162,357	82,839
Total liabilities	360,864	215,819
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,753,463 shares issued and outstanding as of December 31, 2020; 20,595,969 issued and outstanding as of June 30, 2020	206	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of December 31, 2020; 15 shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and June 30, 2020	—	—
Additional paid in capital	106,771	103,797
Accumulated other comprehensive loss	(1,080)	(3,132)
Accumulated earnings	196,029	153,711
Total stockholders' equity attributable to Malibu Boats, Inc.	301,926	254,580
Non-controlling interest	7,558	6,947
Total stockholders’ equity	309,484	261,527
Total liabilities and stockholders' equity	$670,348	$477,346
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,596	$204	15	$—	$103,797	$(3,132)	$153,711	$6,947	$261,527
Net income	—	—	—	—	—	—	21,093	945	22,038
Stock based compensation, net of withholding taxes on vested equity awards	(3)	—	—	—	658	—	—	—	658
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	9	—	—	—	300	—	—	—	300
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(330)	—	—	—	(330)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	480	—	—	—	480
Exchange of LLC Units for Class A Common Stock	28	—	(2)	—	264	—	—	(264)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(449)	(449)
Foreign currency translation adjustment	—	—	—	—	—	630	—	22	652
Balance at September 30, 2020	20,630	$204	13	$—	$105,228	$(2,502)	$174,804	$7,201	$284,935
Net income	—	—	—	—	—	—	21,225	922	22,147
Stock based compensation, net of withholding taxes on vested equity awards	110	2	—	—	750	—	—	—	752
Issuances of equity for services	1	—	—	—	659	—	—	—	659
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(213)	—	—	—	(213)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	229	—	—	—	229
Exchange of LLC Units for Class A Common Stock	12	—	(1)	—	118	—	—	(118)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(495)	(495)
Foreign currency translation adjustment	—	—	—	—	—	1,422	—	48	1,470
Balance at December 31, 2020	20,753	$206	12	$—	$106,771	$(1,080)	$196,029	$7,558	$309,484

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$(2,828)	$93,852	$6,118	$210,353
Net Income	—	—	—	—	—	—	15,859	823	16,682
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	435	—	—	—	435
Issuances of equity for services	—	—	—	—	80	—	—	—	80
Repurchase and retirement of common stock	(383)	(4)	—	—	(11,119)	—	—	—	(11,123)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(399)	(399)
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	(25)	(648)
Balance at September 30, 2019	20,465	$203	15	$—	$102,400	$(3,451)	$108,008	$6,517	$213,677
Net Income	—	—	—	—	—	—	16,722	876	17,598
Stock based compensation, net of withholding taxes on vested equity awards	116	1	—	—	236	—	—	—	237
Issuances of equity for services	2	—	—	—	655	—	—	—	655
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(446)	(446)
Foreign currency translation adjustment	—	—	—	—	—	615	—	25	640
Balance at December 31, 2019	20,583	$204	15	$—	$103,291	$(2,836)	$124,730	$6,972	$232,361

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2020	2019
Operating activities:
Net income	$44,185	$34,280
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	2,611	1,490
Non-cash compensation to directors	421	415
Depreciation	7,085	6,102
Amortization	3,048	3,121
Deferred income taxes	3,051	2,794
Other items, net	568	1,034
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	2,702	12,125
Inventories	(14,692)	(9,022)
Prepaid expenses and other assets	(2,178)	(675)
Accounts payable	8,980	1,155
Income taxes payable	3,537	(1,234)
Accrued expenses	13,356	1,668
Other liabilities	(73)	(744)
Net cash provided by operating activities	72,601	52,509
Investing activities:
Purchases of property, plant and equipment	(11,525)	(19,313)
Payment for acquisition, net of cash acquired	(150,427)	—
Net cash used in investing activities	(161,952)	(19,313)
Financing activities:
Proceeds from long-term borrowings	25,000	—
Proceeds from revolving credit facility	65,000	—
Payments on revolving credit facility	(8,800)	(20,000)
Payment of deferred financing costs	(638)	—
Proceeds received from exercise of stock options	300	—
Cash paid for withholding taxes on vested restricted stock	(1,171)	(811)
Distributions to LLC Unit holders	(553)	(969)
Repurchase and retirement of common stock	—	(11,123)
Net cash provided by (used in) financing activities	79,138	(32,903)
Effect of exchange rate changes on cash	155	22
Changes in cash	(10,058)	315
Cash—Beginning of period	33,787	27,392
Cash—End of period	$23,729	$27,707

Supplemental cash flow information:
Cash paid for interest	$787	$2,133
Cash paid for income taxes	6,478	7,300

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, (“Boats LLC”), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On December 31, 2020, the Company acquired all of the outstanding stock of Maverick Boat Group, Inc. (“Maverick Boat Group”). As a result of the acquisition, the Company consolidates the financial results of the Maverick Boat Group. Maverick Boat Group designs and manufactures center console, dual console, flats and bay boats under four brands -- Cobia, Pathfinder, Maverick and Hewes brands. In addition to the Maverick Boat Group’s family of brands, the Company sells its boats under the Malibu, Axis, Cobalt and Pursuit brands. In connection with the acquisition of Maverick Boat Group, the Company revised its segment reporting to report its results of operations under three reportable segments -- Malibu, Cobalt and Saltwater Fishing.
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu Boats, Inc. and subsidiaries for the year ended June 30, 2020, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Acquisition of Maverick Boat Group, Inc. and Related Financing
On December 31, 2020, MBG Holdco, Inc., a wholly-owned subsidiary of Boats, LLC, acquired all of the outstanding shares of Maverick Boat Group from its existing stockholders for a purchase price of $150,675. The purchase price was subject to customary adjustments for the amounts of cash, indebtedness and working capital in the business at the closing date and subject to adjustment for certain capital expenditures made by Maverick Boat Group prior to closing at the Company’s request. With two manufacturing facilities located in Fort Pierce, Florida, Maverick Boat Group designs and manufactures center console, dual console, flats and bay boats under four brand names Cobia, Pathfinder, Maverick, and Hewes. The Company paid the purchase price with cash on hand and $90,000 of borrowings under its credit facilities following an amendment to increase the amount available under its credit facilities as described below.
On December 30, 2020, Boats, LLC, as the borrower, entered into the Third Incremental Facility Amendment and Third Amendment (the “Third Amendment”) to its existing Second Amended and Restated Credit Agreement dated as of June 28,

2017, by and among Boats LLC, the LLC and certain subsidiaries of Boats LLC parties thereto, as guarantors, the lenders parties thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, swingline lender and issuing bank (as amended, the “Credit Agreement”). The Third Amendment added a $25,000 incremental term loan facility with a maturity date of July 1, 2024 and increased the borrowing capacity available under the revolving credit facility by $50,000 from $120,000 to $170,000. The $25,000 incremental term loans made pursuant to the Third Amendment is subject to quarterly amortization at a rate of 5.0% per annum through December 31, 2022 and at a rate of 7.5% per annum thereafter and accrues interest at the same rate as other loans under the Credit Agreement.
Refer to Notes 4, 10 and 17 for further information.
Segment Information
Effective December 31, 2020, the Company revised its segment reporting to account for its acquisition of Maverick Boat Group and conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. The Company previously had three reportable segments, Malibu, Cobalt and Pursuit. The Company now aggregates Pursuit and Maverick Boat Group into one reportable segment as they have similar economic characteristics and qualitative factors. As a result the Company continues to have three reportable segments, Malibu, Cobalt and Saltwater Fishing. See Note 17.
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
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Three Months Ended December 31, 2020				Six Months Ended December 31, 2020
	Malibu	Cobalt	Saltwater Fishing	Consolidated	Malibu	Cobalt	Saltwater Fishing	Consolidated
Revenue by product:
Boat and trailer sales	$105,687	$46,932	$39,423	$192,042	$199,681	$90,337	$75,826	$365,844
Part and other sales	2,930	546	129	3,605	8,767	1,623	397	10,787
Total revenue	$108,617	$47,478	$39,552	$195,647	$208,448	$91,960	$76,223	$376,631

Revenue by geography:
North America	$98,242	$45,196	$36,841	$180,279	$194,160	$89,149	$72,591	$355,900
International	10,375	2,282	2,711	15,368	14,288	2,811	3,632	20,731
Total revenue	$108,617	$47,478	$39,552	$195,647	$208,448	$91,960	$76,223	$376,631

	Three Months Ended December 31, 2019				Six Months Ended December 31, 2019
	Malibu	Cobalt	Saltwater Fishing	Consolidated	Malibu	Cobalt	Saltwater Fishing	Consolidated
Revenue by product:
Boat and trailer sales	$94,350	$48,579	$33,715	$176,644	$176,433	$97,879	$69,521	$343,833
Part and other sales	2,977	415	76	3,468	6,774	1,266	319	8,359
Total revenue	$97,327	$48,994	$33,791	$180,112	$183,207	$99,145	$69,840	$352,192

Revenue by geography:
North America	$89,643	$46,822	$33,114	$169,579	$168,560	$95,580	$65,365	$329,505
International	7,684	2,172	677	10,533	14,647	3,565	4,475	22,687
Total revenue	$97,327	$48,994	$33,791	$180,112	$183,207	$99,145	$69,840	$352,192
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
Parts and Other Sales
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

	As of December 31, 2020		As of June 30, 2020
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	691,305	3.2%	730,652	3.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,753,463	96.8	20,595,969	96.6
	21,444,768	100.0%	21,326,621	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2020, the Company caused the LLC to issue a total of 167,159 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the

"Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During the six months ended December 31, 2020, 9,665 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 9,665 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2020 and June 30, 2020, tax distributions payable to non-controlling LLC Unit holders were $495 and $104, respectively. During the six months ended December 31, 2020 and 2019, tax distributions paid to the non-controlling LLC Unit holders were $553 and $969, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
4. Acquisitions
On December 31, 2020, the Company completed its acquisition of all the outstanding stock of Maverick Boat Group. The aggregate purchase price for the transaction was $150,675, funded with cash and borrowings under the Company's credit facilities. The aggregate purchase price was subject to certain adjustments, including customary adjustments for the amount of cash, indebtedness and working capital in the business at the closing date and subject to adjustment for certain capital expenditures made by Maverick Boat Group prior to closing at the Company’s request. The Company accounted for the transaction in accordance with ASC Topic 805, Business Combinations.
The total consideration given to the stockholders of Maverick Boat Group has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair value as of the date of the acquisition. The preliminary measurements of fair value were determined based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during the second half of fiscal 2021.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Consideration:
Cash consideration paid	$150,675

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$248
Accounts receivable	3,204
Inventories	7,756
Other current assets	194
Property, plant and equipment	22,618
Identifiable intangible assets	102,600
Other assets	4,410
Current liabilities	(6,611)
Deferred tax liabilities	(28,528)
Other liabilities	(4,405)
Fair value of assets acquired and liabilities assumed	101,486
Goodwill	49,189
Total purchase price	$150,675
The preliminary fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$47,900	20
Total definite-lived intangibles	47,900
Indefinite-lived intangible:
Trade name	54,700
Total intangible assets	$102,600
The preliminary value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The fair value of the identifiable intangible assets were determined based on the following approaches:
Dealer Relationships - The value associated with Maverick Boat Group's dealer relationships is attributed to its long standing dealer distribution network. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer relationships through the application of the multi-period excess earnings approach. The estimated remaining useful life of dealer relationships is approximately twenty years.
Trade Name - The value attributed to Maverick Boat Group's trade names was determined using a variation of the income approach called the relief from royalty method, which requires an estimate or forecast of the expected future cash flows. The trade name has an indefinite life.
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 20 years. Goodwill of $49,189 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition.

Acquisition-related costs of $2,577, which were incurred by the Company in the first six months of fiscal year 2021 related to the Maverick Boat Group acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the six months ended December 31, 2020.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and six months ended December 31, 2020 and 2019, assumes that the acquisition of Maverick Boat Group occurred as of July 1, 2019. The unaudited interim pro forma financial information combines historical results of Malibu and Maverick Boat Group, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2020 or the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$224,348	$211,113	$432,651	$417,001
Net income	23,287	19,102	46,500	36,200
Net income attributable to Malibu Boats, Inc.	22,335	18,179	44,572	34,457
Basic earnings per share	$1.08	$0.88	$2.16	$1.66
Diluted earnings per share	$1.06	$0.88	$2.13	$1.66

5. Inventories
Inventories, net consisted of the following:

	As of December 31, 2020	As of June 30, 2020
Raw materials	$68,078	$52,530
Work in progress	17,973	10,778
Finished goods	9,950	9,638
Total inventories	$96,001	$72,946

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31, 2020	As of June 30, 2020
Land	$3,960	$2,540
Building and leasehold improvements	73,437	54,318
Machinery and equipment	61,475	55,831
Furniture and fixtures	7,762	7,031
Construction in process	14,214	10,470
	160,848	130,190
Less: Accumulated depreciation	(39,960)	(35,880)
Property, plant and equipment, net	$120,888	$94,310
Depreciation expense was $3,599 and $3,005 for the three months ended December 31, 2020 and 2019, respectively, and $7,085 and $6,102 for the six months ended December 31, 2020 and 2019, respectively substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended December 31, 2020 were as follows:

Goodwill as of June 30, 2020	$51,273
Addition related to the acquisition of Maverick Boat Group	49,189
Effect of foreign currency changes on goodwill	753
Goodwill as of December 31, 2020	$101,215
The components of other intangible assets were as follows:

	As of December 31, 2020	As of June 30, 2020	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$159,459	$111,293	8-20	18.1
Patent	3,986	3,986	12-15	11.5
Trade name	24,667	24,667	15	1.1
Non-compete agreement	54	48	10	3.8
Total	188,166	139,994
Less: Accumulated amortization	(66,760)	(63,602)
Total definite-lived intangible assets, net	121,406	76,392
Indefinite-lived intangible:
Trade name	118,200	63,500
Total other intangible assets, net	$239,606	$139,892
Amortization expense recognized on all amortizable intangibles was $1,524 and $1,537 for the three months ended December 31, 2020 and 2019, respectively, and $3,048 and $3,121 for the six months ended December 31, 2020 and 2019, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2021	$4,206
2022	6,967
2023	6,830
2024	6,830
2025	6,826
2026 and thereafter	89,747
$121,406

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31, 2020	As of June 30, 2020
Warranties	$31,046	$27,500
Dealer incentives	11,685	7,777
Accrued compensation	11,826	9,885
Current operating lease liabilities	1,977	2,006
Accrued legal and professional fees	2,114	1,055
Customer deposits	5,194	1,059
Other accrued expenses	1,875	1,203
Total accrued expenses	$65,717	$50,485

9. Product Warranties
Malibu and Axis brand boats have a limited warranty for a period up to five years for both Malibu and Axis brand boats. The Company’s Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of three years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company’s warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Beginning balance	$29,077	$25,034	$27,500	$23,820
Add: Warranty expense	4,791	5,196	9,646	9,102
Additions for acquisitions	883	—	883	—
Less: Warranty claims paid	(3,705)	(3,520)	(6,983)	(6,212)
Ending balance	$31,046	$26,710	$31,046	$26,710

10. Financing
Outstanding debt consisted of the following:

	As of December 31, 2020	As of June 30, 2020
Term loan	$100,000	$75,000
Revolving credit loan	65,000	8,800
Less unamortized debt issuance costs	(1,393)	(961)
Total debt	163,607	82,839
Less current maturities	(1,250)	—
Long-term debt less current maturities	$162,357	$82,839
Long-Term Debt
As of December 31, 2020, the Company has a revolving credit facility with borrowing capacity of up to $170,000 and term loans with an aggregate principal amount of $100,000 outstanding. As of December 31, 2020, the Company had $65,000 outstanding under its revolving credit facility and $1,234 in outstanding letters of credit, with $103,766 available for borrowing. The revolving credit facility matures on July 1, 2024, the incremental term loan made on December 30, 2020 in a principal amount of $25,000 (the “Incremental Term Loan”) matures on July 1, 2024 and the remaining $75,000 of outstanding term loans (the “Existing Term Loans,” and together with the Incremental Term Loans, the “Term Loans”) mature on July 1, 2022.
On December 30, 2020, Boats LLC entered into the Third Amendment to its Credit Agreement. The Third Amendment added a $25,000 Incremental Term Loan facility with a maturity date of July 1, 2024 and increased the borrowing capacity of the revolving credit facility by $50,000 from $120,000 to $170,000. The Incremental Term Loan is subject to quarterly amortization at a rate of 5.0% per annum through December 31, 2022 and at a rate of 7.5% per annum through June 30, 2024 and accrues interest at the same interest rate applicable to other loans under the Credit Agreement as described below.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of December 31, 2020, the interest rate on the Company’s term loans and revolving credit facility was 1.39%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the Term Loans without any penalties. The Existing Term Loans require an amortization payment of approximately $3,000 on March 31, 2022 and the balance of the Existing Term Loans is due on the scheduled maturity date of July 1, 2022. The Incremental Term Loan of $25,000 is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022, resulting in $1,250 being reflected as current maturities of long-term obligations, 7.5% per year through June 30, 2024 and the balance of the Incremental Term Loan is due on the scheduled maturity date of

July 1, 2024. The Credit Agreement also requires prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the Credit Agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the Credit Agreement generally prohibits the LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $3,000 in any fiscal year, and (iv) share repurchase payments up to $35,000 in any fiscal year subject to one year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10,000 in any fiscal year, subject to compliance with other financial covenants.
In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2017. In connection with Third Amendment the Company capitalized $638 in deferred financing costs during the six months ended December 31, 2020. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheets.
The Company used proceeds from an offering on August 24, 2017 to repay $50,000 on its Existing Term Loans under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
Covenant Compliance
As of December 31, 2020, the Company was in compliance with the financial covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap was based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the previously existing credit agreement, was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited interim condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument were being recognized in earnings in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. The swap matured on March 31, 2020. For the three and six months ended December 31, 2019, the Company recorded a loss of $20 and $58, respectively, for the change in fair value of the interest rate swap, which was included in interest expense in the unaudited interim condensed consolidated statements of operations and comprehensive income.
11. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. The Company recorded right-of-use assets, included in other assets on the consolidated balance sheet, totaling $16,142 as of July 1, 2019. Leases with an initial term of 12 months or less are not recorded on the unaudited interim condensed consolidated balance sheet. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised.

Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows (in thousands):

Classification		As of December 31, 2020	As of June 30, 2020
Assets
Right-of-use assets	Other assets	$13,473	$14,315

Liabilities
Current operating lease liabilities	Accrued expenses	$1,977	$2,006
Long-term operating lease liabilities	Other liabilities	13,162	14,013
Total lease liabilities		$15,139	$16,019

Classification		Three Months Ended December 31, 2020	Three months ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Operating lease costs (1)	Cost of sales	$504	$473	$1,012	$950
	Selling and marketing, and general and administrative	208	220	422	443

Sublease income	Other income, net	10	9	19	19

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	652	655	1,309	1,302
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the three months ended December 31, 2020 and 2019 was 6.93 years and 7.73 years, respectively. The weighted average discount rate determined based on the Company's incremental borrowing rate is 3.65%, as of December 31, 2020 and 2019.
Future annual minimum lease payments for the following fiscal years as of December 31, 2020 are as follows:

Amount
Remainder of 2021	$1,268
2022	2,433
2023	2,484
2024	2,608
2025	2,314
2026 and thereafter	6,015
Total	17,122
Less imputed interest	(1,983)
Present value of lease liabilities	$15,139

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of December 31, 2020	As of June 30, 2020
Payable pursuant to tax receivable agreement	$49,665	$53,754
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	543	1,041
Adjustment for change in estimated tax rate	—	(1,672)
Payments under tax receivable agreement	—	(3,458)
	50,208	49,665
Less current portion under tax receivable agreement	(3,589)	(3,589)
Payable pursuant to tax receivable agreement, less current portion	$46,619	$46,076
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
As of December 31, 2020 and June 30, 2020, the Company had deferred tax assets of $112,220 and $111,511, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2021.
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

As of December 31, 2020 and June 30, 2020, the Company maintained a total valuation allowance of $14,693 and $14,582, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the six months ended December 31, 2020 relating to the CARES Act.
For the three months ended December 31, 2020 and 2019, the Company's effective tax rate was 22.3% and 22.3%, respectively. For the six months ended December 31, 2020 and 2019, the Company's effective tax rate was 22.3% and 22.4%, respectively. For the three and six months ended December 31, 2020 and 2019, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate in both periods was partially offset by a windfall benefit generated by certain stock based compensation, and benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
14. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2020, 600,104 shares remain available for future issuance under the long term incentive plan.
On November 3, 2020, under the Incentive Plan, the Company granted approximately 33,000 restricted service based stock units and 25,000 restricted service based stock awards to key employees under the Incentive Plan. The grant date fair value of these awards was $3,145 based on a stock price of $54.47 per share on the date of grant. Approximately 58% of the awards vest ratably over three years and approximately 42% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service based units and awards is amortized on a straight-line basis over the requisite service period.
On November 3, 2020, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2023. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 28,000. The grant date fair value of the awards were estimated to be $1,002, based on a stock price of $54.47. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 3, 2020, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in the Company's stock price to movement in a market index from the grant date through November 6, 2023. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 37,000. The grant date fair value of the awards were estimated to be $1,293, which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.

The following is a summary of the changes in the Company's stock options for the six months ended December 31, 2020:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2020	173,348	$32.61
Options granted	—	—
Options exercised	(9,625)	31.14
Outstanding options as of December 31, 2020	163,723	32.70
Exercisable as of December 31, 2020	82,744	$31.46
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2020:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2020	277,696	$35.43
Granted	134,044	54.41
Vested	(90,154)	32.10
Forfeited	(1,592)	36.63
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of December 31, 2020	319,994	$44.31
Stock compensation expense attributable to the Company's share-based equity awards was $1,800 and $813 for the three months ended December 31, 2020 and 2019, respectively, and $2,611 and $1,490 for the six months ended December 31, 2020 and 2019. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statement of operations and comprehensive income. Awards vesting during the three and six months ended December 31, 2020 include 10,826 and 11,951 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Diluted net income per share of Class A Common Stock is computed similarly to basic net income per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Basic:
Net income attributable to Malibu Boats, Inc.	$21,225	$16,722	$42,318	$32,581
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,493,938	20,385,815	20,464,902	20,510,896
Weighted-average participating restricted stock units convertible into Class A Common Stock	223,421	205,426	219,742	199,785
Basic weighted-average shares outstanding	20,717,359	20,591,241	20,684,644	20,710,681
Basic net income per share	$1.03	$0.81	$2.05	$1.57

Diluted:
Net income attributable to Malibu Boats, Inc.	$21,225	$16,722	$42,318	$32,581
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,717,359	20,591,241	20,684,644	20,710,681
Restricted stock units granted to employees	153,918	81,661	159,058	81,394
Stock options granted to employees	42,361	4,404	43,834	588
Market performance awards granted to employees	59,264	24,167	59,264	24,167
Diluted weighted-average shares outstanding [1]	20,972,902	20,701,473	20,946,800	20,816,830
Diluted net income per share	$1.01	$0.81	$2.02	$1.57
1 The Company excluded (i) 745,055 and 940,875 potentially dilutive shares from the calculation of diluted net income per share for the three months ended December 31, 2020 and 2019, respectively, and (ii) 733,805 and 1,042,509 potentially dilutive shares from the calculation of diluted net income per share for the six months ended December 31, 2020 and 2019, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and, therefore, not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $180,634 and $161,356 as of December 31, 2020 and June 30, 2020, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three and six months ended December 31, 2020, there were no repurchases and as of December 31, 2020, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of December 31, 2020 consistent with June 30, 2020.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheets. As of December 31, 2020 and June 30, 2020, the Company had financing receivables of $165 and $375, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of December 31, 2020 that would not be covered by our insurance.
Legal Proceedings
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 19, 2019, the Company filed a second action against Skier’s Choice in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief.  The Company’s complaint alleges Skier’s Choice’s surf systems on its Moomba and Supra lines of boats infringe U.S. Patent No. 10,322,777, a patent related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents.  On June 27, 2019, Skier’s Choice filed a motion to consolidate these two actions, and to continue deadlines in the earlier case for nine months, which the Company opposed. On August 22, 2019, the motion for consolidation was referred by Judge Thomas Varlan to Magistrate Judge Bruce Guyton, and the two cases were stayed pending resolution of that motion. On November 27, 2019, Judge Guyton ordered the two cases to be consolidated.  On January 7, 2020, the consolidated cases were reassigned to Judge Jon McCalla.  On January 23, 2020, Judge McCalla issued a Scheduling Order, scheduling trial on the consolidated cases to begin on September 29, 2020. On July 23, 2020, the Company moved to dismiss its allegations of infringement of U.S. Patent No. 9,199,695, which Skier’s Choice opposed. On August 25, 2020, Judge McCalla issued a claim construction order and set a scheduling conference for August 27, 2020, for purposes of resetting the pretrial calendar and trial dates. On September 11, 2020, the Court issued a Scheduling Order resetting the trial for the consolidated cases to begin on January 25, 2021. On December 11, 2020, the Court issued an Order resetting the trial for the consolidated cases to begin on May 10, 2021. The Company intends to vigorously pursue this litigation to enforce its rights in its patented technology and believes that Skier’s Choice’s counterclaims are without merit.
17. Segment Information
Effective December 31, 2020, the Company revised its segment reporting to account for its acquisition of Maverick Boat Group and conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. The Company previously had three reportable segments, Malibu, Cobalt and Pursuit. The Company now aggregates Pursuit and Maverick Boat Group into one reportable segment as they have similar economic characteristics and qualitative factors. As a result, the Company continues to have three reportable segments, Malibu, Cobalt and Saltwater Fishing. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. The Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group brand boats (Maverick, Cobia, Pathfinder and Hewes).
The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2020 and 2019, respectively, and the Company’s financial position at December 31, 2020 and June 30, 2020, respectively:

	Three Months Ended December 31, 2020				Six Months Ended December 31, 2020
	Malibu	Cobalt	Saltwater Fishing	Total	Malibu	Cobalt	Saltwater Fishing	Total
Net sales	$108,617	$47,478	$39,552	$195,647	$208,448	$91,960	$76,223	$376,631
Income before provision for income taxes	$17,572	$5,189	$5,734	$28,495	$35,127	$9,965	$11,808	$56,900

	Three months ended December 31, 2019				Six Months Ended December 31, 2019
	Malibu	Cobalt	Saltwater Fishing	Total	Malibu	Cobalt	Saltwater Fishing	Total
Net sales	$97,327	$48,994	$33,791	$180,112	$183,207	$99,145	$69,840	$352,192
Income before provision for income taxes	$15,200	$4,853	$2,586	$22,639	$26,661	$10,760	$6,744	$44,165

	As of December 31, 2020	As of June 30, 2020
Assets
Malibu	$188,798	$194,502
Cobalt	156,082	153,820
Saltwater Fishing	325,468	129,024
Total assets	$670,348	$477,346

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included herein.

Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to Malibu Boats, Inc., its subsidiary, Malibu Boats Holdings, LLC, or the LLC, and its subsidiary Malibu Boats, LLC, or Boats, LLC and its consolidated subsidiaries, including Cobalt Boats, LLC, PB Holdco, LLC, through which we acquired the assets of Pursuit, and MBG Holdco, Inc., through which we acquired all of the outstanding stock of Maverick Boat Group, Inc. (“Maverick Boat Group”).
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
We currently sell our boats under eight brands—(Malibu; Axis; Cobalt; Pursuit; Maverick; Cobia; Pathfinder; and Hewes), and we report our results of operations under three reportable segments, (Malibu, Cobalt and Saltwater Fishing), as shown in the table below. We revised our segment reporting to report our results of operations under these three reportable segments in connection with our acquisition of Maverick Boat Group on December 31, 2020. See Note 17 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

		% of Total Revenues
Segment	Brands	Six months ended December 31, 2020	Fiscal year ended June 30, 2020
Malibu	Malibu	55.4%	54.3%
	Axis

Cobalt	Cobalt	24.4%	26.8%

Saltwater Fishing	Pursuit	20.2%	18.9%
	Maverick
	Cobia
	Pathfinder
	Hewes

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. We are the market leader in the United States in the performance sport boat category through our Malibu and Axis Wake Research boat brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $60,000 to $210,000.
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. We are the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $60,000 to $450,000.
Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. As noted below, we recently acquired Maverick Boat Group and added Maverick, Cobia, Pathfinder and Hewes to our brands. Our Maverick family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. We are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $50,000 to $1,200,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of December 31, 2020, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
On a consolidated basis, we achieved second quarter fiscal 2021 net sales, gross profit, net income and adjusted EBITDA of $195.6 million, $49.5 million, $22.1 million and $39.1 million, respectively, compared to $180.1 million, $39.9 million, $17.6 million and $30.7 million, respectively, for the second quarter of fiscal 2020. For the second quarter of fiscal 2021, net sales increased 8.6%, gross profit increased 24.1%, net income increased 25.8% and adjusted EBITDA increased 27.5% as compared to the second quarter of fiscal 2020. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Acquisition of Maverick Boat Group, Inc. and Related Financing
On December 31, 2020, we acquired all of the outstanding shares of Maverick Boat Group from its existing stockholders for a purchase price of $150.7 million. The purchase price was subject to customary adjustments for the amounts of cash, indebtedness and working capital in the business at the closing date and subject to adjustment for certain capital expenditures made by Maverick Boat Group prior to closing at our request. With two manufacturing facilities located in Fort Pierce, Florida, Maverick Boat Group designs and manufactures center console, dual console, flats and bay boats under four brand names -- Cobia, Pathfinder, Maverick, and Hewes. We paid the purchase price with cash on hand and $90.0 million of borrowings under our credit facilities following an amendment to increase the amount available under the credit facilities as described below.
On December 30, 2020, our subsidiary, Boats, LLC, as the borrower, entered into the Third Incremental Facility Amendment and Third Amendment to its existing Second Amended and Restated Credit Agreement dated as of June 28, 2017 with Truist Bank, as the administrative agent, swingline lender and issuing bank. The third amendment added a $25.0 million incremental term loan facility with a maturity date of July 1, 2024 and increased the borrowing capacity available under the revolving credit facility by $50.0 million from $120.0 million to $170.0 million. The $25.0 million incremental term loan made pursuant to the third amendment is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022 and at a rate of 7.5% per year through June 30, 2024 and accrues interest at the same rate as other loans under the Credit Agreement. See “--Liquidity and Capital Resources--Loans and Commitments” below for more information.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to impact us. On March 24, 2020, we elected to suspend operations at all of our facilities. The shut-down continued into the fourth quarter of fiscal year 2020 with operations resuming between late April and early May, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. In addition, we have been managing our production levels in anticipation of supply chain constraints, which we have begun to experience in recent weeks. While our net sales were negatively impacted during the second half of fiscal year 2020 because of lower production levels, retail sales improved during the summer months as consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales during the summer months combined with our lower wholesale shipment levels during the second half of fiscal year 2020 resulted in lower inventory levels at our dealers as of December 31, 2020 compared to last year. We expect these lower inventory levels, while having the potential to impact retail sales in the near-term, will provide us strong order flow for our model year 2021 product, unless broader economic activity meaningfully contracts and negatively impacts customer demand.
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
We believe we are well-positioned to withstand any further disruptions that may occur as result of the ongoing pandemic. We have approximately $23.7 million of cash on hand as of December 31, 2020 and approximately $103.8 million available for borrowing under our revolving credit facility as of December 31, 2020. Further, we have a flexible cost structure that allows us to more closely align our costs with wholesale shipments. The future impact of COVID-19 on our financial condition and results of operations, however, will depend on a number of factors, including factors that we may not be able to forecast at this time. In addition, a recent resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, has resulted in the re-imposition of certain restrictions and may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations and potentially a decrease in consumer spending. See the risk factor “The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our dealers and suppliers, thereby adversely affecting our business, financial condition and results of operations.” under Part I. Item 1A. of our Form 10-K for the year ended June 30, 2020.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5.2% between 2011 and 2019, for the 50 reporting states. While retail growth in powerboats was negatively impacted by weak retail sales in March and April 2020 due to COVID-19, domestic retail demand growth for powerboats accelerated during calendar year 2020, in part because consumers have turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. These increases have been led by growth in our core market, performance sport boats, which produced a double-digit compound annual growth rate between 2011 and 2019 and is primarily served by our Malibu and Axis brands. Outboard boats and fiberglass sterndrive boats have seen their combined market grow at a 4.5% compound annual growth rate between 2011 and 2019. This combined growth has been driven primarily by the outboard market. We target the outboard market with our Pursuit, Cobia, Pathfinder, Maverick and Hewes brands, as well as our Cobalt brand, which is a new entrant to the outboard market, and we plan to meaningfully expand our share of the fiberglass outboard category in the future. We cater to the sterndrive market through our Cobalt brand. While the market for sterndrive propulsion, particularly in lower foot length products, has been challenged, Cobalt’s performance continues to be helped by the higher foot length product market it serves, which has grown and through gains in market share by Cobalt. Despite the impact of COVID-19 early in the year, the acceleration of demand growth during 2020 has been broad based across recreational powerboat categories. We believe the year-over-year domestic retail growth rates for 2020 in the performance sport boat, fiberglass outboard and sterndrive segments will approach 20%, 8% and 9%, respectively.
The combination of continued strong retail market activity through 2020 and the temporary suspension of our operations from March and into May 2020 depleted inventory levels at our dealers below prior year levels and we expect to see meaningful wholesale demand to restock our dealer inventories through fiscal year 2021 and beyond. While we expect lower dealer inventory levels will support fiscal year 2021 financial performance and believe that strength is likely to provide support through fiscal year 2022, numerous other variables have the potential to impact our volumes, both positively and negatively. For example, we believe the substantial decrease in the price of oil, continued strength of the U.S. dollar and recently implemented tariffs has resulted in reduced demand for our boats in certain markets. To date, growth in our domestic market has offset the significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.

Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered, our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. This competitive environment has continued throughout the past few years, with strong performance from Malibu and Axis in 2019 expanding our market share lead over our nearest competitors in the performance sport boats category. However, we believe decreased dealer inventory levels driven by strong retail growth in the second half of 2020 negatively impacted market share and our ability to continue to add inventory at our dealers is important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will position us to maintain and potentially expand our industry leading market position in performance sports boats. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories for performance sports boats.
We also believe our track record of expanding our market share due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt, Pursuit and Maverick Boat Group acquisitions. While Cobalt, Pursuit and the Maverick brands are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding the Cobalt, Pursuit and Maverick product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Cobalt, Pursuit and Maverick will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we introduced five new models of boats during the first half of fiscal year 2021 and we have included Splash and Stow and a new electronic flip down Swim Step for model year 2021 boats. For the Pursuit brand, our focus has been on expanding the award-winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the new S 378. Our newest acquisition, Maverick Boat Group, is in the very early stages of integration into the business and meaningful product and innovation changes will be developed for coming years. We believe enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time.
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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Rebates, free flooring and discounts—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Axis models, if a domestic dealer meets its monthly or quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. For our Cobalt models, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. For our Pursuit models, if a dealer meets its quarterly or annual volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased from Pursuit. For Malibu and Cobalt models and select Saltwater Fishing models, our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period.
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
Net Income Attributable to Non-controlling Interest
As of December 31, 2020 and 2019, we had a 96.8% and 96.1% controlling economic interest, respectively, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	195,647	100.0%	180,112	100.0%	376,631	100.0%	352,192	100.0%
Cost of sales	146,158	74.7	140,244	77.9	281,401	74.7	272,323	77.3
Gross profit	49,489	25.3	39,868	22.1	95,230	25.3	79,869	22.7
Operating expenses:
Selling and marketing	4,001	2.0	4,666	2.6	7,613	2.0	9,732	2.8
General and administrative	15,036	7.7	10,078	5.6	26,690	7.1	20,746	5.9
Amortization	1,524	0.8	1,537	0.9	3,048	0.8	3,121	0.9
Operating income	28,928	14.8	23,587	13.0	57,879	15.4	46,270	13.1
Other (income) expense, net:
Other income, net	(12)	—	(9)	—	(22)	—	(19)	—
Interest expense	445	0.2	957	0.5	1,001	0.3	2,124	0.6
Other expense, net	433	0.2	948	0.5	979	0.3	2,105	0.6
Income before provision for income taxes	28,495	14.6	22,639	12.5	56,900	15.1	44,165	12.5
Provision for income taxes	6,348	3.2	5,041	2.8	12,715	3.4	9,885	2.8
Net income	22,147	11.4	17,598	9.7	44,185	11.7	34,280	9.7
Net income attributable to non-controlling interest	922	0.5	876	0.5	1,867	0.5	1,699	0.5
Net income attributable to Malibu Boats, Inc.	21,225	10.9%	16,722	9.2%	42,318	11.2%	32,581	9.2%

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,101	63.2%	1,101	61.0%	2,132	63.1%	2,115	59.9%
Cobalt	489	28.1	561	31.1	947	28.1	1,131	32.0
Saltwater Fishing	152	8.7	142	7.9	298	8.8	285	8.1
Total units	1,742	100%	1,804	100%	3,377	100%	3,531	100%

Net sales per unit	$112,312		$99,840		$111,528		$99,743

Comparison of the Three Months Ended December 31, 2020 to the Three Months Ended December 31, 2019
Net Sales
Net sales for the three months ended December 31, 2020 increased $15.5 million, or 8.6%, to $195.6 million as compared to the three months ended December 31, 2019. The increase in net sales was driven primarily by a favorable model mix in our Malibu segment and increased unit volumes in our Saltwater Fishing segment. Our acquisition of Maverick Boat Group closed on the last day of the quarter and therefore did not impact our net sales for the three months ended December 31, 2020. Unit volume for the three months ended December 31, 2020, decreased 62 units, or 3.4%, to 1,742 units as compared to the three months ended December 31, 2019. Our unit volume decreased primarily due to continued lower production levels in our Cobalt segment.
Net sales attributable to our Malibu segment increased $11.3 million, or 11.6%, to $108.6 million for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. Unit volumes attributable to our Malibu segment remained flat for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The increase in net sales was driven primarily by strong demand for our new, larger models and optional features.
Net sales attributable to our Cobalt segment decreased $1.5 million, or 3.1%, to $47.4 million for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. Unit volumes attributable to Cobalt decreased 72 units for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Our unit volumes, and as a result our net sales, for our Cobalt segment decreased during the three months ended December 31, 2020 driven by our lower production levels for our Cobalt segment. The planned lower production rates were driven by our investment in the plant to optimize efficiency and expand capacity, the introduction of two new Cobalt models during the quarter, and challenges around labor and supply as a result of the pandemic. While we are ahead of our planned production levels, we do not expect unit volume in this segment will result in year-over-year gains until the second half of this fiscal year. The decrease in our unit volumes for Cobalt was partially offset by a favorable product mix of our Cobalt models impacting our net sales per unit.
Net sales attributable to our Saltwater Fishing segment increased $5.7 million, or 17.0%, to $39.6 million, for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The increase was driven primarily by sales of larger, more expensive models and unit volumes which increased ten units for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.
Overall consolidated net sales per unit increased 12.5% to $112,312 per unit for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. Net sales per unit for our Malibu segment increased 11.6% to $98,653 per unit for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, driven by higher sales of new, more expensive models and optional features. Net sales per unit for our Cobalt segment increased 11.2% to $97,092 per unit for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, driven by higher sales of larger, more expensive models. Net sales per unit for our Saltwater Fishing segment increased 9.3% to $260,211 per unit for the three months ended December 31, 2020 driven primarily by sales of larger, more expensive models.
Cost of Sales
Cost of sales for the three months ended December 31, 2020 increased $5.9 million, or 4.2%, to $146.2 million as compared to the three months ended December 31, 2019. The increase in cost of sales was driven by higher costs related to higher net sales in our Malibu and Saltwater Fishing segments. In the Malibu segment, higher per unit material and labor costs contributed $4.5 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher per unit revenue. Within our Saltwater Fishing segment, higher volumes drove $2.0 million of increase in cost of sales which was also modestly impacted by higher per unit costs. Both the Malibu and Saltwater Fishing segment cost of sales increases were partially offset by a decrease in cost of sales at Cobalt that was driven by decreased volume, but offset by per unit cost of sales increases driven by a mix of larger, more expensive product.
Gross Profit
Gross profit for the three months ended December 31, 2020 increased $9.6 million, or 24.1%, to $49.5 million compared to the three months ended December 31, 2019. The increase in gross profit was driven primarily by higher sales revenue with a more favorable product mix partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended December 31, 2020 increased 320 basis points from 22.1% to 25.3%.
Operating Expenses
Selling and marketing expenses for the three months ended December 31, 2020 decreased $0.7 million, or 14.3% to $4.0 million compared to the three months ended December 31, 2019 primarily driven by decreased travel and promotional events due mostly to restrictions imposed by COVID-19. As a percentage of sales, selling and marketing expenses decreased 60 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended December 31, 2020, increased $5.0 million, or 49.2%, to $15.0 million as compared to the three months ended December 31, 2019 driven primarily by acquisition related costs and higher legal expenses related to intellectual property litigation. As a percentage of sales, general and administrative expenses increased 210 basis points to 7.7% for the three months ended

December 31, 2020 compared to the three months ended December 31, 2019. Amortization expense for the three months ended December 31, 2020 remained flat at $1.5 million compared to the three months ended December 31, 2019.
Other Expense, Net
Other expense, net for the three months ended December 31, 2020 decreased by $0.5 million, or 54.3% to expense of $0.4 million, compared to the three months ended December 31, 2019 primarily due to decreased interest expense. Interest expense decreased due to a lower interest rate and lower average outstanding debt during the three months ended December 31, 2020 compared to the three months ended December 31, 2019.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2020, increased $1.3 million, or 25.9%, to $6.3 million compared to the three months ended December 31, 2019. The increase primarily resulted from increased pre-tax earnings. Our effective tax rate for both the three months ended December 31, 2020 and 2019, was 22.3% and exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by a windfall benefit generated by certain stock based compensation, the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2020 and 2019, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.3% and 3.9%, respectively.
Comparison of the Six Months Ended December 31, 2020 to the Six Months Ended December 31, 2019
Net Sales
Net sales for the six months ended December 31, 2020 increased $24.4 million, or 6.9%, to $376.6 million as compared to the six months ended December 31, 2019. The increase in net sales was driven primarily by a favorable model mix in our Malibu segment and increased unit volumes in our Malibu and Saltwater Fishing segments. Our acquisition of Maverick Boat Group closed on the last day of the quarter and therefore did not impact our net sales for the six months ended December 31, 2020. Unit volume for the six months ended December 31, 2020, decreased 154 units, or 4.4%, to 3,377 units as compared to the six months ended December 31, 2019. Our unit volume decreased primarily due to continued lower production levels in our Cobalt segment.
Net sales attributable to our Malibu segment increased $25.2 million, or 13.8%, to $208.4 million for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. Unit volumes attributable to our Malibu segment increased 17 units for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The increase in net sales and unit volumes was driven primarily by strong demand for our new, larger models and optional features.
Net sales attributable to our Cobalt segment decreased $7.2 million, or 7.2%, to $92.0 million for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. Unit volumes attributable to Cobalt decreased 184 units for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. Our unit volumes, and as a result our net sales, for our Cobalt segment decreased during the six months ended December 31, 2020 driven by our lower production levels for our Cobalt segment at the end of fiscal year 2020. The planned lower production rates were driven by our investment in the plant to optimize efficiency and expand capacity, the introduction of five new Cobalt models during the six months ended December 31, 2020 and challenges around labor and supply as a result of the pandemic. While we are ahead of our planned production levels, we do not expect unit volume in this segment will result in year-over-year gains until the second half of this fiscal year. The decrease in our unit volumes for Cobalt was partially offset by a favorable product mix of our Cobalt models impacting our net sales per unit.
Net sales attributable to our Saltwater Fishing segment increased $6.4 million, or 9.1%, to $76.2 million, for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The increase was driven primarily by increase in sales of larger, more expensive models and unit volumes which increased 13 units for the six months ended December 31, 2020 compared to the six months ended December 31, 2019.

Overall consolidated net sales per unit increased 11.8% to $111,528 per unit for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. Net sales per unit for our Malibu segment increased 12.9% to $97,771 per unit for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, driven by higher sales of new, more expensive models and optional features. Net sales per unit for our Cobalt segment increased 10.8% to $97,107 per unit for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, driven by higher sales of larger, more expensive models. Net sales per unit for our Saltwater Fishing segment increased 4.4% to $255,782 per unit for the six months ended December 31, 2020 driven by sales of larger, more expensive models.
Cost of Sales
Cost of sales for the six months ended December 31, 2020 increased $9.1 million, or 3.3%, to $281.4 million as compared to the six months ended December 31, 2019. The increase in cost of sales was driven primarily by higher costs related to higher net sales in our Malibu segment. In the Malibu segment, higher per unit material and labor costs contributed $11.3 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher per unit revenue. Within the Saltwater Fishing segment, higher volumes contributed to an increase in cost of sales. Both the Malibu and Saltwater Fishing segment cost of sales increases were partially offset by a decrease in cost of sales at Cobalt that was driven by decreased volume, but offset by per unit cost of sales increases driven by a mix of larger, more expensive product.
Gross Profit
Gross profit for the six months ended December 31, 2020 increased $15.4 million, or 19.2%, to $95.2 million compared to the six months ended December 31, 2019. The increase in gross profit was driven primarily by higher sales revenue with a more favorable product mix partially offset by the increased cost of sales for the reasons noted above. Gross margin for the six months ended December 31, 2020 increased 260 basis points from 22.7% to 25.3%.
Operating Expenses
Selling and marketing expenses for the six months ended December 31, 2020, decreased $2.1 million, or 21.8% to $7.6 million compared to the six months ended December 31, 2019 primarily driven by decreased travel and promotional events due mostly to restrictions imposed by COVID-19. As a percentage of sales, selling and marketing expenses decreased 80 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the six months ended December 31, 2020, increased $5.9 million, or 28.7%, to $26.7 million as compared to the six months ended December 31, 2019 driven primarily by acquisition related costs and higher legal expenses related to intellectual property litigation. As a percentage of sales, general and administrative expenses increased 120 basis points to 7.1% for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. Amortization expense for the six months ended December 31, 2020 decreased $0.1 million, or 2.3% to $3.0 million compared to the six months ended December 31, 2019.
Other Expense, Net
Other expense, net for the six months ended December 31, 2020 decreased by $1.1 million, or 53.5% to expense of $1.0 million, compared to the six months ended December 31, 2019 primarily due to decreased interest expense. Interest expense decreased due to a lower interest rate and lower average outstanding debt during the six months ended December 31, 2020 compared to the six months ended December 31, 2019.
Provision for Income Taxes
Our provision for income taxes for the six months ended December 31, 2020, increased $2.8 million, or 28.6%, to $12.7 million compared to the six months ended December 31, 2019. The increase primarily resulted from increased pre-tax earnings. For the six months ended December 31, 2020 and 2019, our effective tax rate of 22.3% and 22.4%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2020 and 2019, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.3% and 3.9%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration-related expenses, non-cash compensation expense and expenses related to interruption to our engine supply during the labor strike by United Auto Workers ("UAW") against General Motors. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$22,147	$17,598	$44,185	$34,280
Provision for income taxes	6,348	5,041	12,715	9,885
Interest expense	445	957	1,001	2,124
Depreciation	3,599	3,005	7,085	6,102
Amortization	1,524	1,537	3,048	3,121
Professional fees [1]	673	41	2,238	376
Acquisition and integration related expenses [2]	2,577	—	2,577	—
Stock-based compensation expense [3]	1,800	813	2,611	1,490
UAW strike impact [4]	—	1,687	—	1,687
Adjusted EBITDA	$39,113	$30,679	$75,460	$59,065
Adjusted EBITDA Margin	20.0%	17.0%	20.0%	16.8%

(1)
Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)	For the three months and six months ended December 31, 2020, represents legal and advisory fees incurred in connection with our acquisition of Maverick Boat Group on December 31, 2020.
(3)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 14 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$21,225	$16,722	$42,318	$32,581
Provision for income taxes	6,348	5,041	12,715	9,885
Professional fees [1]	673	41	2,238	376
Acquisition and integration related expenses [2]	3,651	1,074	4,724	2,147
Fair market value adjustment for interest rate swap [3]	—	20	—	58
Stock-based compensation expense [4]	1,800	813	2,611	1,490
UAW strike impact [5]	—	1,687	—	1,687
Net income attributable to non-controlling interest [6]	922	876	1,867	1,699
Fully distributed net income before income taxes	34,619	26,274	66,473	49,923
Income tax expense on fully distributed income before income taxes [7]	8,170	6,174	15,688	11,732
Adjusted fully distributed net income	$26,449	$20,100	$50,785	$38,191

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,717,359	20,591,241	20,684,644	20,710,681
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [8]	700,732	830,152	707,497	830,152
Weighted-average unvested restricted stock awards issued to management [9]	209,544	133,185	194,296	129,850
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,627,635	21,554,578	21,586,437	21,670,683
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income available to Class A Common Stock per share	$1.03	$0.81	$2.05	$1.57
Impact of adjustments:
Provision for income taxes	0.30	0.25	0.61	0.48
Professional fees [1]	0.03	—	0.11	0.02
Acquisition and integration related expenses [2]	0.18	0.05	0.23	0.10
Fair market value adjustment for interest rate swap [3]	—	—	—	—
Stock-based compensation expense [4]	0.09	0.04	0.13	0.07
UAW strike impact [5]	—	0.08	—	0.08
Net income attributable to non-controlling interest [6]	0.04	0.04	0.09	0.08
Fully distributed net income per share before income taxes	1.67	1.27	3.22	2.40
Impact of income tax expense on fully distributed income before income taxes [7]	(0.39)	(0.30)	(0.75)	(0.57)
Impact of increased share count [10]	(0.06)	(0.04)	(0.12)	(0.07)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.22	$0.93	$2.35	$1.76

(1)
Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and six months ended December 31, 2020, represents legal and advisory fees incurred in connection with the acquisition of Maverick Boat Group and amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt. For the three and six months ended December 31, 2019, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt.

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

(5)	For the three and six months ended December 31, 2019, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(6)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(7)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.6% and 23.5% of income before income taxes for the three and six month periods ended December 31, 2020 and 2019, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2021 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.
(8)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(9)	Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(10)	Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.

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

	Six Months Ended December 31,
	2020	2019
Total cash (used in) provided by:
Operating activities	$72,601	$52,509
Investing activities	(161,952)	(19,313)
Financing activities	79,138	(32,903)
Impact of currency exchange rates on cash balances	155	22
(Decrease) Increase in cash	$(10,058)	$315
Comparison of the Six Months Ended December 31, 2020 to the Six Months Ended December 31, 2019
Operating Activities
Net cash provided by operating activities was $72.6 million for the six months ended December 31, 2020, compared to $52.5 million for the six months ended December 31, 2019, an increase of $20.1 million. The increase in cash provided by operating activities primarily resulted from an increase of $11.7 million due to an increase in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) and a net increase in operating assets and liabilities of $8.4 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $162.0 million for the six months ended December 31, 2020, compared to $19.3 million for the six months ended December 31, 2019, an increase of $142.7 million. The increase in cash used for investing activities was primarily related to the acquisition of Maverick Boat Group on December 31, 2020 offset by a reduction in capital expenditures compared to the capital outlays for our expansion activities at our Pursuit and Cobalt plants in the six months ended December 31, 2019.
Financing Activities
Net cash provided by financing activities was $79.1 million for the six months ended December 31, 2020, compared to net cash used in financing activities of $32.9 million for the six months ended December 31, 2019, a change of $112.0 million. During the six months ended December 31, 2020, we received proceeds of $25.0 million from a new incremental term loan and $65.0 million from additional borrowings under our revolving credit facility to fund the acquisition of Maverick Boat Group. During the six months ended December 31, 2020, we also repaid $8.8 million of borrowings under our revolving credit facility, paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $0.6 million in deferred financing costs, paid $0.1 million in distributions to LLC unit holders and received $0.3 million in proceeds from the exercise of stock options. During the six months ended December 31, 2019, we repurchased $11.1 million of our Class A Common Stock. We also repaid $20.0 million of borrowings under our revolving credit facility, paid $1.0 million in distributions to LLC unit holders and paid $0.8 million on taxes for shares withheld on upon the vesting of restricted stock awards.
Loans and Commitments
We amended our existing credit agreement on December 30, 2020 in connection with our acquisition of Maverick Boat Group. As a result of that amendment, we currently have a revolving credit facility with borrowing capacity of up to $170.0 million and $100.0 million aggregate principal amount of term loans outstanding. As of December 31, 2020, we had $65.0 million outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit, with $103.8 million available for borrowing. Our revolving credit facility matures on July 1, 2024, the incremental term loan made on December 30, 2020 in a principal amount of $25.0 million (which we refer to as the incremental term loan) matures on July 1, 2024 and the remaining $75.0 million of term loans (which we refer to as the existing term loans, and together with the incremental term loan, the term loans) mature on July 1, 2022. The revolving credit facility and term loans are governed by a credit agreement with Boats LLC as the borrower and Truist Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of December 31, 2020, the interest rate on our term loans and revolving credit facility was 1.39%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The credit agreement permits prepayment of the term loans without any penalties. The existing term loans require an amortization payment of approximately $3.0 million on March 31, 2022 and the balance of the existing term loans are due on the scheduled maturity date of July 1, 2022. The incremental term loan of $25.0 million is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022, 7.5% per year through June 30, 2024 and the balance of the incremental term loan is due on the scheduled maturity date of July 1, 2024. The credit agreement also requires prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement.
The credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The credit agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the credit agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits the LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to us. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $3.0 million in any fiscal year, and (iv) share repurchase payments up to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10.0 million in any fiscal year, subject to compliance with other financial covenants.
Potential Impact of LIBOR Transition
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.
All of our $165.0 million of debt outstanding under our credit agreement as of December 31, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our credit agreement to replace LIBOR with an alternate benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
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

If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative benchmark rate, we would expect to incur additional interest expense on such indebtedness as of December 31, 2020 of approximately $1.7 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of U.S. LIBOR by June 30, 2023.
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
Stock Repurchase Program
On August 27, 2020, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from September 2, 2020 to July 1, 2021. We intend to fund repurchases under the Repurchase Program from cash on hand. We did not repurchase any shares of our Class A Common Stock during the three and six months ended December 31, 2020. As of December 31, 2020, we may repurchase up to $50.0 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
As of December 31, 2020, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt [1]	$165,000	$1,250	$77,656	$86,094	$—
Interest expense [2]	5,926	2,330	2,992	604	—
Operating leases [3]	17,122	2,488	5,001	4,746	4,887
Purchase obligations [4]	153,318	153,318	—	—	—
Payments pursuant to tax receivable agreement [5]	50,208	3,589	7,597	8,118	30,904
Total	$391,574	$162,975	$93,246	$99,562	$35,791

(1)
Principal payments on our outstanding bank debt per terms of our credit agreement, which is comprised of a $100.0 million term loan and $170.0 million revolving credit facility, of which $65.0 million was outstanding as of December 31, 2020. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The balance of outstanding term loans matures on July 1, 2022, the incremental term loan in a principal amount of $25.0 million matures on July 1, 2024 and the revolving credit facility matures on July 1, 2024.

(2)	Interest payments on our outstanding term loans under our credit agreement. Our term loan bears interest at variable rates. We have calculated future interest obligations based on the interest rate as of December 31, 2020.
(3)	Pursuant to the adoption of ASC Topic 842, Leases, as of July 1, 2019 our lease liability for all leases with terms greater than 12 months as represented on the balance sheet respective of maturity.
(4)	As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2021 and 2022.
(5)	Reflects amounts owed under our tax receivables agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

Off Balance Sheet Arrangements
In connection with our dealers’ wholesale floor plan financing of boats, we have entered into repurchase arrangements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding two and a half years. Such arrangements are customary in the industry and our exposure to loss under such arrangements is limited by the resale value of the inventory which is required to be repurchased. Refer to Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
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
Critical Accounting Policies
On December 31, 2020, we acquired all of the outstanding stock of Maverick Boat Group and allocated the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our valuation procedures include consultation with an independent adviser. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to projected future cash flows, dealer attrition and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates and changes could be significant. We expect to finalize these amounts during the second half of fiscal 2021.
Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 4 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
As of December 31, 2020, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
On December 31, 2020, we acquired all of the outstanding stock of Maverick Boat Group. Prior to the acquisition, Maverick Boat Group was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Maverick Boat Group and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.
Other than our integration of Maverick Boat Group, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
Other than the risk factors below related to our acquisition of Maverick Boat Group, during the quarter ended December 31, 2020, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2020.
Our results after the acquisition of Maverick Boat Group may suffer if we do not effectively manage our expanded operations following the acquisition.
The size of our business has increased following our acquisition of Maverick Boat Group. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the benefits from our acquisition of Maverick Boat Group.
We have incurred and will continue to incur significant transaction expenses and acquisition-related integration costs in connection with the acquisition of Maverick Boat Group.
We incurred non-recurring, legal and advisory costs in connection with the acquisition of Maverick Boat Group and we anticipate that we will incur integration-related charges in connection with the integration of Maverick Boat Group. These transaction expenses and integration costs are charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.
The Maverick Boat Group business may underperform relative to our expectations.
We will need to integrate the operations of Maverick Boat Group into our business. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Maverick Boat Group have achieved or might achieve separately. The business and financial performance of Maverick Boat Group are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the Maverick Boat Group family of brands. We may be unable to achieve the same growth, revenues and profitability that Maverick Boat Group achieved in the past.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On December 15, 2020, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 11,564 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Repurchase of Class A Common Stock
On August 27, 2020, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $50.0 million of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021. No shares have been repurchased under our New Repurchase Program during the quarter ended December 31, 2020. As of December 31, 2020, we may repurchase up to $50.0 million in shares of Class A Common Stock and LLC Units under the program.

In November 2020, the Company repurchased 1,965 and 4,761 shares of Class A Common Stock at $54.47 and $59.32 per share, respectively, from employees to satisfy tax withholding obligations incurred in connections with the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement dated December 31, 2020 among Malibu Boats, LLC, MBG Holdco, Inc., Maverick Boat Group, Inc., and the other parties named therein. [6]
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Description of Class A Common Stock [5]
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [2]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
10.1
Third Incremental Facility Amendment and Third Amendment dated as of December 30, 2020 to the Credit Agreement by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, swingline lender and issuing bank. [6]

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (Included as Exhibit 101).
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
(2)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.
(3)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.
(4)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.
(5)    Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-36290) filed on August 29, 2019.
(6)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on January 5, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2021	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)