Form 10-Q
period 2021-03-31
MALIBU BOATS, INC.
filed 2021-05-04
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of May 3, 2021:	20,847,019	shares
Class B Common Stock, par value $0.01, outstanding as of May 3, 2021:	10	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: the effects of the COVID-19 pandemic on us; general industry, economic and business conditions; significant fluctuations in our annual and quarterly financial results; unfavorable weather conditions, policies impacting access to waterways and shelter-in-place orders; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; the success of our engine integration strategy; our reliance on certain suppliers for our engines and outboard motors; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits, including our recent acquisition of Maverick Boat Group; our growth strategy which may require us to secure significant additional capital; our large fixed cost base; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; the successful introduction of new products; competition with other activities for consumers’ scarce leisure time; the continued strength of our brands; our ability to execute our manufacturing strategy successfully; our exposure to claims for product liability and warranty claims; our dependence on key personnel; our ability to protect our intellectual property; disruptions to our network and information systems; risks inherent in operating in foreign jurisdictions; rising concern regarding international tariffs; changes in currency exchange rates; an increase in energy and fuel costs; any failure to comply with laws and regulations including environmental and other regulatory requirements; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; covenants in our credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2020, filed with the Securities and Exchange Commission on August 31, 2020, and “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended December 31, 2020, filed with the Securities and Exchange Commission on February 9, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$273,162	$182,310	$649,793	$534,502
Cost of sales	201,134	136,461	482,535	408,784
Gross profit	72,028	45,849	167,258	125,718
Operating expenses:
Selling and marketing	4,667	4,572	12,280	14,304
General and administrative	18,402	9,643	45,092	30,389
Amortization	2,094	1,501	5,142	4,622
Operating income	46,865	30,133	104,744	76,403
Other (income) expense, net:
Other income, net	(7)	(1,660)	(29)	(1,679)
Interest expense	796	940	1,797	3,064
Other (income) expense, net	789	(720)	1,768	1,385
Income before provision for income taxes	46,076	30,853	102,976	75,018
Provision for income taxes	10,941	6,987	23,656	16,872
Net income	35,135	23,866	79,320	58,146
Net income attributable to non-controlling interest	1,339	1,088	3,206	2,787
Net income attributable to Malibu Boats, Inc.	$33,796	$22,778	$76,114	$55,359

Comprehensive income:
Net income	$35,135	$23,866	$79,320	$58,146
Other comprehensive income (loss):
Change in cumulative translation adjustment	(262)	(2,078)	1,790	(2,086)
Other comprehensive income (loss)	(262)	(2,078)	1,790	(2,086)
Comprehensive income	34,873	21,788	81,110	56,060
Less: comprehensive income attributable to non-controlling interest	1,329	993	3,282	2,692
Comprehensive income attributable to Malibu Boats, Inc.	$33,544	$20,795	$77,828	$53,368

Weighted average shares outstanding used in computing net income per share:
Basic	20,799,405	20,630,741	20,722,339	20,684,034
Diluted	21,032,360	20,775,108	20,939,927	20,827,958
Net income available to Class A Common Stock per share:
Basic	$1.62	$1.11	$3.67	$2.68
Diluted	$1.61	$1.09	$3.63	$2.66

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2021	June 30, 2020
Assets
Current assets
Cash	$42,993	$33,787
Trade receivables, net	36,918	13,767
Inventories, net	115,712	72,946
Prepaid expenses and other current assets	5,279	3,954
Total current assets	200,902	124,454
Property, plant and equipment, net	123,988	94,310
Goodwill	101,126	51,273
Other intangible assets, net	237,493	139,892
Deferred tax assets	49,208	52,935
Other assets	17,549	14,482
Total assets	$730,266	$477,346
Liabilities
Current liabilities
Current maturities of long-term obligations	$4,250	$—
Accounts payable	40,596	15,846
Accrued expenses	75,606	50,485
Income taxes and tax distribution payable	4,585	243
Payable pursuant to tax receivable agreement, current portion	3,589	3,589
Total current liabilities	128,626	70,163
Deferred tax liabilities	28,177	14
Other liabilities	20,518	16,727
Payable pursuant to tax receivable agreement, less current portion	48,150	46,076
Long-term debt	159,190	82,839
Total liabilities	384,661	215,819
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,844,019 shares issued and outstanding as of March 31, 2021; 20,595,969 issued and outstanding as of June 30, 2020	207	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 11 shares issued and outstanding as of March 31, 2021; 15 shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and June 30, 2020	—	—
Additional paid in capital	109,692	103,797
Accumulated other comprehensive loss	(1,342)	(3,132)
Accumulated earnings	229,825	153,711
Total stockholders' equity attributable to Malibu Boats, Inc.	338,382	254,580
Non-controlling interest	7,223	6,947
Total stockholders’ equity	345,605	261,527
Total liabilities and stockholders' equity	$730,266	$477,346
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,596	$204	15	$—	$103,797	$(3,132)	$153,711	$6,947	$261,527
Net income	—	—	—	—	—	—	21,093	945	22,038
Stock based compensation, net of withholding taxes on vested equity awards	(3)	—	—	—	658	—	—	—	658
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	9	—	—	—	300	—	—	—	300
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(330)	—	—	—	(330)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	480	—	—	—	480
Exchange of LLC Units for Class A Common Stock	28	—	(2)	—	264	—	—	(264)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(449)	(449)
Foreign currency translation adjustment	—	—	—	—	—	630	—	22	652
Balance at September 30, 2020	20,630	$204	13	$—	$105,228	$(2,502)	$174,804	$7,201	$284,935
Net income	—	—	—	—	—	—	21,225	922	22,147
Stock based compensation, net of withholding taxes on vested equity awards	110	2	—	—	750	—	—	—	752
Issuances of equity for services	1	—	—	—	659	—	—	—	659
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(213)	—	—	—	(213)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	229	—	—	—	229
Exchange of LLC Units for Class A Common Stock	12	—	(1)	—	118	—	—	(118)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(495)	(495)
Foreign currency translation adjustment	—	—	—	—	—	1,422	—	48	1,470
Balance at December 31, 2020	20,753	$206	12	$—	$106,771	$(1,080)	$196,029	$7,558	$309,484
Net income	—	—	—	—	—	—	33,796	1,339	35,135
Stock based compensation, net of withholding taxes on vested equity awards	2	—	—	—	1,400	—	—	—	1,400
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	2	—	—	—	75	—	—	—	75
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,531)	—	—	—	(1,531)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,963	—	—	—	1,963

Exchange of LLC Units for Class A Common Stock	87	1	(1)	—	955	—	—	(955)	1
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(710)	(710)
Foreign currency translation adjustment	—	—	—	—	—	(262)	—	(9)	(271)
Balance at March 31, 2021	20,844	$207	11	$—	$109,692	$(1,342)	$229,825	$7,223	$345,605

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$(2,828)	$93,852	$6,118	$210,353
Net income	—	—	—	—	—	—	15,859	823	16,682
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	435	—	—	—	435
Issuances of equity for services	—	—	—	—	80	—	—	—	80
Repurchase and retirement of common stock	(383)	(4)	—	—	(11,119)	—	—	—	(11,123)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(399)	(399)
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	(25)	(648)
Balance at September 30, 2019	20,465	$203	15	$—	$102,400	$(3,451)	$108,008	$6,517	$213,677
Net income	—	—	—	—	—	—	16,722	876	17,598
Stock based compensation, net of withholding taxes on vested equity awards	116	1	—	—	236	—	—	—	237
Issuances of equity for services	2	—	—	—	655	—	—	—	655
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(446)	(446)
Foreign currency translation adjustment	—	—	—	—	—	615	—	25	640
Balance at December 31, 2019	20,583	$204	15	$—	$103,291	$(2,836)	$124,730	$6,972	$232,361
Net income	—	—	—	—	—	—	22,778	1,088	23,866
Stock based compensation, net of withholding taxes on vested equity awards	1	—	—	—	789	—	—	—	789
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Issuances of equity for exercise of stock options	12	—	—	—	377	—	—	—	377
Repurchase and retirement of common stock	(100)	(1)	—	—	(2,709)	—	—	—	(2,710)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(440)	—	—	—	(440)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	574	—	—	—	574
Exchange of LLC Units for Class A Common Stock	41	1	—	—	344	—	—	(344)	1
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(421)	(421)
Foreign currency translation adjustment	—	—	—	—	—	(2,078)	—	(84)	(2,162)
Balance at March 31, 2020	20,537	$204	15	$—	$102,284	$(4,914)	$147,508	$7,211	$252,293

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2021	2020
Operating activities:
Net income	$79,320	$58,146
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	4,060	2,306
Non-cash compensation to directors	627	621
Depreciation	11,215	9,040
Amortization	5,142	4,622
Deferred income taxes	6,032	7,876
Adjustment to tax receivable agreement liability	—	(1,650)
Other items, net	1,434	1,731
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	(19,922)	6,217
Inventories	(34,453)	(21,601)
Prepaid expenses and other assets	(1,623)	(213)
Accounts payable	20,873	8,717
Income taxes payable	4,805	(2,122)
Accrued expenses	23,473	2,192
Other liabilities	(614)	(1,701)
Net cash provided by operating activities	100,369	74,181
Investing activities:
Purchases of property, plant and equipment	(19,117)	(30,143)
Payment for acquisition, net of cash acquired	(150,427)	—
Net cash used in investing activities	(169,544)	(30,143)
Financing activities:
Proceeds from long-term borrowings	25,000	—
Proceeds from revolving credit facility	65,000	103,800
Principal payments on long-term borrowings	(313)	—
Payments on revolving credit facility	(8,800)	(25,000)
Payment of deferred financing costs	(638)	—
Proceeds received from exercise of stock options	375	377
Cash paid for withholding taxes on vested restricted stock	(1,208)	(831)
Distributions to LLC Unit holders	(1,048)	(1,415)
Repurchase and retirement of common stock	—	(13,833)
Net cash provided by financing activities	78,368	63,098
Effect of exchange rate changes on cash	13	(366)
Changes in cash	9,206	106,770
Cash—Beginning of period	33,787	27,392
Cash—End of period	$42,993	$134,162

Supplemental cash flow information:
Cash paid for interest	$1,433	$2,964
Cash paid for income taxes	12,599	10,323

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
2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2021				Nine Months Ended March 31, 2021
	Malibu	Cobalt	Saltwater Fishing	Consolidated	Malibu	Cobalt	Saltwater Fishing	Consolidated
Revenue by product:
Boat and trailer sales	$133,349	$54,585	$79,510	$267,444	$333,030	$144,922	$155,336	$633,288
Part and other sales	4,678	661	379	5,718	13,445	2,284	776	16,505
Total revenue	$138,027	$55,246	$79,889	$273,162	$346,475	$147,206	$156,112	$649,793

Revenue by geography:
North America	$119,936	$52,256	$76,429	$248,621	$314,096	$141,405	$149,020	$604,521
International	18,091	2,990	3,460	24,541	32,379	5,801	7,092	45,272
Total revenue	$138,027	$55,246	$79,889	$273,162	$346,475	$147,206	$156,112	$649,793

	Three Months Ended March 31, 2020				Nine Months Ended March 31, 2020
	Malibu	Cobalt	Saltwater Fishing	Consolidated	Malibu	Cobalt	Saltwater Fishing	Consolidated
Revenue by product:
Boat and trailer sales	$100,037	$45,580	$33,472	$179,089	$276,470	$143,459	$102,993	$522,922
Part and other sales	2,567	448	206	3,221	9,341	1,714	525	11,580
Total revenue	$102,604	$46,028	$33,678	$182,310	$285,811	$145,173	$103,518	$534,502

Revenue by geography:
North America	$94,250	$43,601	$32,720	$170,571	$262,810	$139,181	$98,085	$500,076
International	8,354	2,427	958	11,739	23,001	5,992	5,433	34,426
Total revenue	$102,604	$46,028	$33,678	$182,310	$285,811	$145,173	$103,518	$534,502
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

	As of March 31, 2021		As of June 30, 2020
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	603,919	2.8%	730,652	3.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,844,019	97.2	20,595,969	96.6
	21,447,938	100.0%	21,326,621	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2021, the Company caused the LLC to issue a total of 257,715 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive

Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During the nine months ended March 31, 2021, 9,665 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 9,665 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2021 and June 30, 2020, tax distributions payable to non-controlling LLC Unit holders were $710 and $104, respectively. During the nine months ended March 31, 2021 and 2020, tax distributions paid to the non-controlling LLC Unit holders were $1,048 and $1,415, respectively.
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
The total consideration given to the stockholders of Maverick Boat Group has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair value as of the date of the acquisition. The preliminary measurements of fair value were determined based upon estimates utilizing the assistance of third party valuation specialists, and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during the fourth quarter of fiscal 2021.

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
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to amortization expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 20 years. Goodwill of $49,189 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition.

Acquisition-related costs of $2,602, which were incurred by the Company in the first nine months of fiscal year 2021 related to the Maverick Boat Group acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income for the nine months ended March 31, 2021.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2021 and 2020, assumes that the acquisition of Maverick Boat Group occurred as of July 1, 2019. The unaudited interim pro forma financial information combines historical results of Malibu and Maverick Boat Group, with adjustments for depreciation and amortization attributable to preliminary fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2020 or the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$273,162	$213,945	$705,813	$630,946
Net income	35,135	25,719	81,636	62,196
Net income attributable to Malibu Boats, Inc.	33,796	24,571	78,377	59,295
Basic earnings per share	$1.62	$1.19	$3.78	$2.87
Diluted earnings per share	$1.61	$1.18	$3.74	$2.85

5. Inventories
Inventories, net consisted of the following:

	As of March 31, 2021	As of June 30, 2020
Raw materials	$85,436	$52,530
Work in progress	19,706	10,778
Finished goods	10,570	9,638
Total inventories	$115,712	$72,946

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31, 2021	As of June 30, 2020
Land	$4,600	$2,540
Building and leasehold improvements	73,989	54,318
Machinery and equipment	62,236	55,831
Furniture and fixtures	8,230	7,031
Construction in process	16,098	10,470
	165,153	130,190
Less: Accumulated depreciation	(41,165)	(35,880)
Property, plant and equipment, net	$123,988	$94,310
Depreciation expense was $4,130 and $2,938 for the three months ended March 31, 2021 and 2020, respectively, and $11,215 and $9,040 for the nine months ended March 31, 2021 and 2020, respectively substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended March 31, 2021 were as follows:

	Malibu	Cobalt	Saltwater Fishing	Consolidated
Goodwill as of June 30, 2020	$11,957	$19,791	$19,525	$51,273
Addition related to the acquisition	—	—	49,189	49,189
Effect of foreign currency changes on goodwill	664	—	—	664
Goodwill as of March 31, 2021	$12,621	$19,791	$68,714	$101,126
The components of other intangible assets were as follows:

	As of March 31, 2021	As of June 30, 2020	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$159,426	$111,293	8-20	17.8
Patent	3,986	3,986	12-15	11.3
Trade name	24,667	24,667	15	1.2
Non-compete agreement	54	48	10	3.6
Total	188,133	139,994
Less: Accumulated amortization	(68,840)	(63,602)
Total definite-lived intangible assets, net	119,293	76,392
Indefinite-lived intangible:
Trade name	118,200	63,500
Total other intangible assets, net	$237,493	$139,892
Amortization expense recognized on all amortizable intangibles was $2,094 and $1,501 for the three months ended March 31, 2021 and 2020, respectively, and $5,142 and $4,622 for the nine months ended March 31, 2021 and 2020, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2021	$2,112
2022	6,964
2023	6,828
2024	6,828
2025	6,824
2026 and thereafter	89,737
$119,293

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2021	As of June 30, 2020
Warranties	$32,271	$27,500
Dealer incentives	12,520	7,777
Accrued compensation	17,729	9,885
Current operating lease liabilities	2,034	2,006
Accrued legal and professional fees	1,831	1,055
Customer deposits	7,152	1,059
Other accrued expenses	2,069	1,203
Total accrued expenses	$75,606	$50,485

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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Beginning balance	$31,046	$26,710	$27,500	$23,820
Add: Warranty expense	4,700	3,665	14,346	12,767
Additions for acquisitions	—	—	883	—
Less: Warranty claims paid	(3,475)	(2,977)	(10,458)	(9,189)
Ending balance	$32,271	$27,398	$32,271	$27,398

10. Financing
Outstanding debt consisted of the following:

	As of March 31, 2021	As of June 30, 2020
Term loan	$99,688	$75,000
Revolving credit loan	65,000	8,800
Less unamortized debt issuance costs	(1,248)	(961)
Total debt	163,440	82,839
Less current maturities	4,250	—
Long-term debt less current maturities	$159,190	$82,839
Long-Term Debt
As of March 31, 2021, the Company has a revolving credit facility with borrowing capacity of up to $170,000 and term loans with an aggregate principal amount of $99,688 outstanding. As of March 31, 2021, the Company had $65,000 outstanding under its revolving credit facility and $1,234 in outstanding letters of credit, with $103,766 available for borrowing. The revolving credit facility matures on July 1, 2024, the incremental term loan made on December 30, 2020 in a principal amount of $25,000 (the “Incremental Term Loan”) matures on July 1, 2024 and the remaining $75,000 of outstanding term loans (the “Existing Term Loans,” and together with the Incremental Term Loans, the “Term Loans”) mature on July 1, 2022.
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
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month London Inter-bank Offered Rate ("LIBOR") plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2021, the interest rate on the Company’s term loans and revolving credit facility was 1.36%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the Term Loans without any penalties. The Existing Term Loans require an amortization payment of approximately $3,000 on March 31, 2022, reflected as current maturities of long-term obligations, and the balance of the Existing Term Loans is due on the scheduled maturity date of July 1, 2022. The Incremental Term Loan of $25,000 is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022, resulting in $1,250 being reflected as current maturities of long-term obligations, 7.5% per year through June 30, 2024 and the balance of the Incremental Term Loan is due on the scheduled maturity date of July 1, 2024. The Credit Agreement also requires prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.
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
In connection with entering into the Credit Agreement, the Company capitalized $2,074 in deferred financing costs during fiscal 2017. In connection with Third Amendment the Company capitalized $638 in deferred financing costs during the nine months ended March 31, 2021. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheets.
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
Covenant Compliance
As of March 31, 2021, the Company was in compliance with the financial covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap was based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the previously existing credit agreement, was equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the unaudited interim condensed consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. The Company has elected not to designate its interest rate swap as a hedge for accounting purposes; therefore, changes in the fair value of the derivative instrument were being recognized in earnings in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. The swap matured on March 31, 2020. For the three and nine months ended March 31, 2020, the Company recorded a loss of $10 and $68, respectively, for the change in fair value of the interest rate swap, which was included in interest expense in the unaudited interim condensed consolidated statements of operations and comprehensive income.
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

Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of March 31, 2021	As of June 30, 2020
Assets
Right-of-use assets	Other assets	$13,111	$14,315

Liabilities
Current operating lease liabilities	Accrued expenses	$2,034	$2,006
Long-term operating lease liabilities	Other liabilities	12,720	14,013
Total lease liabilities		$14,754	$16,019

Classification		Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Operating lease costs (1)	Cost of sales	$561	$491	$1,573	$1,441
	Selling and marketing, and general and administrative	217	211	639	654

Sublease income	Other income, net	10	10	29	29

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	661	653	1,970	1,955
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the three months ended March 31, 2021 and 2020 was 6.66 years and 7.52 years, respectively. As of March 31, 2021 and 2020, the weighted average discount rate determined based on the Company's incremental borrowing rate is 3.63% and 3.65%, respectively.
Future annual minimum lease payments for the following fiscal years as of March 31, 2021 are as follows:

Amount
Remainder of 2021	$645
2022	2,508
2023	2,519
2024	2,603
2025	2,313
2026 and thereafter	6,014
Total	16,602
Less imputed interest	(1,848)
Present value of lease liabilities	$14,754

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2021	As of June 30, 2020
Payable pursuant to tax receivable agreement	$49,665	$53,754
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	2,074	1,041
Adjustment for change in estimated tax rate	—	(1,672)
Payments under tax receivable agreement	—	(3,458)
	51,739	49,665
Less current portion under tax receivable agreement	(3,589)	(3,589)
Payable pursuant to tax receivable agreement, less current portion	$48,150	$46,076
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
As of March 31, 2021 and June 30, 2020, the Company had deferred tax assets of $114,180 and $111,511, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return, which was filed on March 12, 2021.
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

As of March 31, 2021 and June 30, 2020, the Company maintained a total valuation allowance of $15,006 and $14,582, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the nine months ended March 31, 2021 relating to the CARES Act.
For the three months ended March 31, 2021 and 2020, the Company's effective tax rate was 23.7% and 22.6%, respectively. For the nine months ended March 31, 2021 and 2020, the Company's effective tax rate was 23.0% and 22.5%, respectively. For the three and nine months ended March 31, 2021 and 2020, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate in both periods was partially offset by a windfall benefit generated by certain stock based compensation, and benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
14. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2021, 596,372 shares remain available for future issuance under the long term incentive plan.
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

The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2021:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2020	173,348	$32.61
Options granted	—	—
Options exercised	(11,625)	32.24
Outstanding options as of March 31, 2021	161,723	32.64
Exercisable as of March 31, 2021	85,737	$31.67
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2021:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2020	277,696	$35.43
Granted	140,916	54.83
Vested	(92,766)	32.51
Forfeited	(4,237)	41.51
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2021	321,609	$44.69
Stock compensation expense attributable to the Company's share-based equity awards was $1,449 and $816 for the three months ended March 31, 2021 and 2020, respectively, and $4,060 and $2,306 for the nine months ended March 31, 2021 and 2020. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statement of operations and comprehensive income. Awards vesting during the three and nine months ended March 31, 2021 include 947 and 12,898 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Basic:
Net income attributable to Malibu Boats, Inc.	$33,796	$22,778	$76,114	$55,359
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,571,601	20,417,829	20,499,949	20,479,874
Weighted-average participating restricted stock units convertible into Class A Common Stock	227,804	212,912	222,390	204,160
Basic weighted-average shares outstanding	20,799,405	20,630,741	20,722,339	20,684,034
Basic net income per share	$1.62	$1.11	$3.67	$2.68

Diluted:
Net income attributable to Malibu Boats, Inc.	$33,796	$22,778	$76,114	$55,359
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,799,405	20,630,741	20,722,339	20,684,034
Restricted stock units granted to employees	97,376	105,096	90,592	109,225
Stock options granted to employees	69,613	13,535	61,030	8,963
Market performance awards granted to employees	65,966	25,736	65,966	25,736
Diluted weighted-average shares outstanding [1]	21,032,360	20,775,108	20,939,927	20,827,958
Diluted net income per share	$1.61	$1.09	$3.63	$2.66
1 The Company excluded (i) 603,919 and 889,500 potentially dilutive shares from the calculation of diluted net income per share for the three months ended March 31, 2021 and 2020, respectively, and (ii) 622,306 and 890,750 potentially dilutive shares from the calculation of diluted net income per share for the nine months ended March 31, 2021 and 2020, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and, therefore, are not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock has not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $201,137 and $161,356 as of March 31, 2021 and June 30, 2020, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three and nine months ended March 31, 2021, there were no repurchases and as of March 31, 2021, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of March 31, 2021 consistent with June 30, 2020.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheets. As of March 31, 2021 and June 30, 2020, the Company had financing receivables of $73 and $375, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and believes there are no material product liability claims as of March 31, 2021 that would not be covered by our insurance.
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
There is no country outside of the United States from which we (a) derived net sales equal to 10% of total net sales, or (b) attributed assets equal to 10% of total assets. Net sales are attributed to countries based on the location of the dealer.
The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2021 and 2020, respectively, and the Company’s financial position at March 31, 2021 and June 30, 2020, respectively:

	Three Months Ended March 31, 2021				Nine Months Ended March 31, 2021
	Malibu	Cobalt	Saltwater Fishing	Total	Malibu	Cobalt	Saltwater Fishing	Total
Net sales	$138,027	$55,246	$79,889	$273,162	$346,475	$147,206	$156,112	$649,793
Income before provision for income taxes	$27,631	$7,373	$11,072	$46,076	$62,758	$17,338	$22,880	$102,976

	Three Months Ended March 31, 2020				Nine Months Ended March 31, 2020
	Malibu	Cobalt	Saltwater Fishing	Total	Malibu	Cobalt	Saltwater Fishing	Total
Net sales	$102,604	$46,028	$33,678	$182,310	$285,811	$145,173	$103,518	$534,502
Income before provision for income taxes	$21,669	$6,178	$3,006	$30,853	$48,331	$16,937	$9,750	$75,018

	As of March 31, 2021	As of June 30, 2020
Assets
Malibu	$218,051	$194,502
Cobalt	169,377	153,820
Saltwater Fishing	342,838	129,024
Total assets	$730,266	$477,346

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

		% of Total Revenues
Segment	Brands	Nine Months Ended March 31, 2020	Fiscal year ended June 30, 2020
Malibu	Malibu	53.3%	54.3%
	Axis

Cobalt	Cobalt	22.7%	26.8%

Saltwater Fishing	Pursuit	24.0%	18.9%
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
Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. As noted below, we recently acquired Maverick Boat Group and added Maverick, Cobia, Pathfinder and Hewes to our brands. Our Maverick Boat Group family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. We are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $50,000 to $1,200,000.
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
On a consolidated basis, we achieved third quarter fiscal 2021 net sales, gross profit, net income and adjusted EBITDA of $273.2 million, $72.0 million, $35.1 million and $57.0 million, respectively, compared to $182.3 million, $45.8 million, $23.9 million and $36.4 million, respectively, for the third quarter of fiscal 2020. For the third quarter of fiscal 2021, net sales increased 49.8%, gross profit increased 57.1%, net income increased 47.2% and adjusted EBITDA increased 56.7% as compared to the third quarter of fiscal 2020. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to have an impact on us. On March 24, 2020, we elected to suspend operations at all of our facilities. The shut-down continued into the fourth quarter of fiscal year 2020 with operations resuming between late April and early May, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. During the first half of fiscal 2021, we constrained our production levels in an attempt to allow our supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that we have planned for the second half of fiscal 2021. While our net sales for the first half of fiscal year 2021 were impacted by our lower production levels, retail sales have improved during the first nine months of fiscal 2021 as consumers turn to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal 2021 resulted in lower inventory levels at our dealers as of March 31, 2021 compared to last year. We expect these lower inventory levels, while having the potential to impact retail sales in the near-term, will provide us strong order flow for our model year 2022 product, unless broader economic activity meaningfully contracts and negatively impacts customer demand.
In addition to our operations, the COVID-19 pandemic has impacted and continues to impact the operations of our dealers and suppliers. While some of our dealers and suppliers had to suspend their operations during the pandemic, many continued to operate and we are not aware of any of our dealers or suppliers that have closed permanently. Our suppliers have been impacted by COVID-19 and continue to ramp production to meet increased demand for their products. As mentioned, we have successfully managed our production levels to ensure that challenges related to parts procurement have minimal impact on our operations and we have not experienced any significant shortages related to COVID-19.
We believe we are well-positioned to withstand any further disruptions that may occur as result of the ongoing pandemic. We have approximately $43.0 million of cash on hand as of March 31, 2021 and approximately $103.8 million available for borrowing under our revolving credit facility as of March 31, 2021. Further, we have a flexible cost structure that allows us to more closely align our costs with wholesale shipments. The future impact of COVID-19 on our financial condition and results of operations, however, will depend on a number of factors, including factors that we may not be able to forecast at this time. In addition, a resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations and potentially a decrease in consumer spending. See the risk factor “The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, and those of our dealers and suppliers, thereby adversely affecting our business, financial condition and results of operations.” under Part I. Item 1A. of our Form 10-K for the year ended June 30, 2020.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5.8% between 2011 and 2020, for the 50 reporting states. While retail growth in powerboats was negatively impacted by weak retail sales in March and April 2020 due to COVID-19, domestic retail demand growth for powerboats accelerated during calendar year 2020, in part because consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. These increases were led by growth in our core market, performance sport boats, which produced a double-digit compound annual growth rate between 2011 and 2020 and is primarily served by our Malibu and Axis brands. Outboard boats and fiberglass sterndrive boats have seen their combined market grow at a 5.0% compound annual growth rate between 2011 and 2020. This combined growth has been driven primarily by the outboard market. We target the outboard market with our Pursuit, Cobia, Pathfinder, Maverick and Hewes brands, as well as our Cobalt brand, which is a new entrant to the outboard market, and we plan to meaningfully expand our share of the fiberglass outboard category in the future. We cater to the sterndrive market through our Cobalt brand. While the market for sterndrive propulsion, particularly in lower foot length products, has been challenged, Cobalt’s performance continues to be helped by the higher foot length product market it serves, which has grown and through gains in market share by Cobalt. Despite the impact of COVID-19 early in the year, the acceleration of demand growth during 2020 was broad based across recreational powerboat categories. Year-over-year domestic retail growth rates for 2020 in the performance sport boat, fiberglass outboard and sterndrive segments were approximately 22%, 10% and 9%, respectively. The early part of 2021 has seen continued strong year-over-year retail growth rates and we believe strong growth will continue through at least May 2021 at which point we believe the higher growth rates of 2020 may lead to lower growth or even year-over-year decreases in retail registrations. We believe in total 2021 retail registrations will remain strong given the current retail activity and cadence at our dealers.
The combination of continued strong retail market activity through 2020 and into 2021 and the temporary suspension of our operations from March and into May 2020 depleted inventory levels at our dealers below prior year levels. Our planned ramp in manufacturing throughput during the third quarter of fiscal 2021 was well supported by our supply chain. However, it was negatively impacted by operational challenges and supply chain constraints created by severe winter weather. An extreme cold front in Kansas limited our ability to produce boats at Cobalt during the quarter and caused supply chain constraints that reduced production levels at certain of our operations, further delaying our ability to add to depleted inventory levels. As a result of these lower dealer inventory levels, we expect to see meaningful wholesale demand to restock our dealer inventories through fiscal year 2022 and beyond. We expect lower dealer inventory levels will support our wholesale shipments and financial performance through fiscal year 2022. We believe that strength is likely to continue into fiscal year 2023. Numerous other variables have the potential to impact our volumes, both positively and negatively. For example, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. To date, growth in our domestic market has offset the significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats due to new product development, improved distribution, new models, and innovative features. As the market for our product has recovered, our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. This competitive environment has continued throughout the past few years, with strong performance from Malibu and Axis in 2019 expanding our market share lead over our nearest competitors in the performance sport boats category. However, we believe decreased dealer inventory levels driven by strong retail growth in the second half of 2020 negatively impacted market share. Our ability to continue to add inventory at our dealers is important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain and potentially expand our industry leading market position in performance sports boats. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories for performance sports boats.
We also believe our track record of expanding our market share due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt, Pursuit and Maverick Boat Group acquisitions. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding the Cobalt, Pursuit and Maverick Boat Group product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Cobalt, Pursuit and Maverick Boat Group will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we introduced five new models of boats during the first half of fiscal year 2021 and we have included Splash and Stow and a new electronic flip down Swim Step for model year 2021 boats. For the Pursuit brand, our focus has been on expanding the award-winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the new S 378. Our newest acquisition, Maverick Boat Group, is in the very early stages of integration into the business and meaningful product and innovation changes will be developed for coming years. We believe enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time.
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
Operating Expenses
Our operating expenses include selling and marketing, and general and administrative costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. Amortization expenses include amortization of our definite-lived intangible assets that are being amortized over their estimated useful lives.
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt, interest on our interest rate swap arrangement and change in the fair value of our interest rate swap we entered into on July 1, 2015, which matured on March 31, 2020, and amortization of deferred financing costs on our credit facilities. Other (income) expense, net also consists of adjustments to our tax receivable agreement liability.

Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions.
Net Income Attributable to Non-controlling Interest
As of March 31, 2021 and 2020, we had a 97.2% and 96.3% controlling economic interest, respectively, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	273,162	100.0%	182,310	100.0%	649,793	100.0%	534,502	100.0%
Cost of sales	201,134	73.6	136,461	74.9	482,535	74.3	408,784	76.5
Gross profit	72,028	26.4	45,849	25.1	167,258	25.7	125,718	23.5
Operating expenses:
Selling and marketing	4,667	1.7	4,572	2.5	12,280	1.9	14,304	2.7
General and administrative	18,402	6.7	9,643	5.3	45,092	6.9	30,389	5.7
Amortization	2,094	0.8	1,501	0.8	5,142	0.8	4,622	0.9
Operating income	46,865	17.2	30,133	16.5	104,744	16.1	76,403	14.2
Other (income) expense, net:
Other income, net	(7)	—	(1,660)	(0.9)	(29)	—	(1,679)	(0.3)
Interest expense	796	0.3	940	0.5	1,797	0.3	3,064	0.5
Other (income) expense, net	789	0.3	(720)	(0.4)	1,768	0.3	1,385	0.2
Income before provision for income taxes	46,076	16.9	30,853	16.9	102,976	15.8	75,018	14.0
Provision for income taxes	10,941	4.0	6,987	3.8	23,656	3.6	16,872	3.2
Net income	35,135	12.9	23,866	13.1	79,320	12.2	58,146	10.8
Net income attributable to non-controlling interest	1,339	0.5	1,088	0.6	3,206	0.5	2,787	0.5
Net income attributable to Malibu Boats, Inc.	33,796	12.4%	22,778	12.5%	76,114	11.7%	55,359	10.3%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,385	56.5%	1,139	63.4%	3,517	60.3%	3,254	61.1%
Cobalt	504	20.5	521	29.0	1,451	24.9	1,652	31.0
Saltwater Fishing	565	23.0	136	7.6	863	14.8	421	7.9
Total units	2,454	100%	1,796	100%	5,831	100%	5,327	100%

Net sales per unit	$111,313		$101,509		$111,438		$100,338

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
Net Sales
Net sales for the three months ended March 31, 2021 increased $90.9 million, or 49.8%, to $273.2 million as compared to the three months ended March 31, 2020. The increase in net sales was driven primarily by a favorable model mix in our Malibu and Cobalt segments and increased unit volumes in our Malibu and Saltwater Fishing segments due mostly to our acquisition of Maverick Boat Group on December 31, 2020. Unit volume for the three months ended March 31, 2021, increased 658 units, or

36.6%, to 2,454 units as compared to the three months ended March 31, 2020. Our unit volume increased primarily due to strong demand at our Malibu segment and additional volume in Saltwater Fishing due mostly to our acquisition of Maverick Boat Group but also supported by robust growth at Pursuit. The increase in unit volumes was constrained by the impact of severe weather on our Cobalt operations and our supply chain's operations.
Net sales attributable to our Malibu segment increased $35.5 million, or 34.6%, to $138.0 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Unit volumes attributable to our Malibu segment increased 246 units for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in net sales was driven primarily by increased volume, strong demand for our new, larger models and optional features.
Net sales attributable to our Cobalt segment increased $9.2 million, or 20.0%, to $55.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Unit volumes attributable to Cobalt decreased 17 units for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in net sales was driven by a favorable product mix of our Cobalt models impacting net sales per unit, offset by lower volume. Our unit volumes for our Cobalt segment decreased during the three months ended March 31, 2021 as a result of weather related shutdowns of our operations and suppliers' operations.
Net sales attributable to our Saltwater Fishing segment increased $46.2 million, or 137.2%, to $79.9 million, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Unit volume increased 429 units for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in net sales was driven primarily by the increased volumes due to the acquisition of Maverick Boat Group on December 31, 2020.
Overall consolidated net sales per unit increased 9.7% to $111,313 per unit for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Net sales per unit for our Malibu segment increased 10.6% to $99,658 per unit for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by higher sales of new, more expensive models and optional features. Net sales per unit for our Cobalt segment increased 24.1% to $109,615 per unit for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by higher sales of larger, more expensive models. Net sales per unit for our Saltwater Fishing segment decreased 42.9% to $141,396 per unit for the three months ended March 31, 2021 driven primarily by mix of models due mostly to the acquisition of Maverick Boat Group on December 31, 2020.
Cost of Sales
Cost of sales for the three months ended March 31, 2021 increased $64.7 million, or 47.4%, to $201.1 million as compared to the three months ended March 31, 2020. The increase in cost of sales was driven by higher costs related to higher net sales in all our segments. In the Malibu segment, higher per unit material and labor costs contributed $19.8 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit. In the Cobalt segment, higher per unit material and labor costs contributed $6.3 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher volumes, primarily related to the acquisition of Maverick Boat Group, drove $34.0 million of increase in cost of sales which was also modestly impacted by higher per unit costs.
Gross Profit
Gross profit for the three months ended March 31, 2021 increased $26.2 million, or 57.1%, to $72.0 million compared to the three months ended March 31, 2020. The increase in gross profit was driven primarily by higher sales revenue with a more favorable product mix partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended March 31, 2021 increased 130 basis points from 25.1% to 26.4%.
Operating Expenses
Selling and marketing expenses for the three months ended March 31, 2021 increased $0.1 million, or 2.1% to $4.7 million compared to the three months ended March 31, 2020. The increase was driven primarily by incremental selling and marketing expenses from the acquisition of Maverick Boat Group offset by decreased travel and promotional events due mostly to restrictions imposed by COVID-19. As a percentage of sales, selling and marketing expenses decreased 80 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended March 31, 2021, increased $8.8 million, or 90.8%, to $18.4 million as compared to the three months ended March 31, 2020 driven primarily by acquisition and integration related costs, compensation, higher legal expenses related to intellectual property litigation and incremental general and administrative expenses due to the acquisition of Maverick Boat Group. As a percentage of sales, general and administrative expenses increased 140 basis points to 6.7% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Amortization expense for the three months ended March 31, 2021 increased $0.6 million, or 39.5% to $2.1 million compared to the three months ended March 31, 2020. The increase is due to amortization of intangibles acquired as part of the acquisition of Maverick Boat Group on December 31, 2020.
Other Expense, Net
Other expense, net for the three months ended March 31, 2021 increased by $1.5 million, or 209.6% to expense of $0.8 million, compared to income of $0.7 million for the three months ended March 31, 2020 . We reduced our tax receivable agreement liability by $1.7 million for the three months ended March 31, 2020 that resulted in a corresponding amount being recognized as other income during the same period, which income was not recognized during the three months ended March 31, 2021. The remaining change in other expense resulted from decreased interest expense due to lower interest rates on higher average outstanding debt during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2021, increased $4.0 million, or 56.6%, to $10.9 million compared to the three months ended March 31, 2020. The increase primarily resulted from increased pre-tax earnings. For the three months ended March 31, 2021 and 2020, our effective tax rate of 23.7% and 22.6%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by a windfall benefit generated by certain stock based compensation, the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2021 and 2020, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.0% and 3.8%, respectively.
Comparison of the Nine Months Ended March 31, 2021 to the Nine Months Ended March 31, 2020
Net Sales
Net sales for the nine months ended March 31, 2021 increased $115.3 million, or 21.6%, to $649.8 million as compared to the nine months ended March 31, 2020. The increase in net sales was driven primarily by a favorable model mix in our Malibu segment and increased unit volumes in our Malibu and Saltwater Fishing segments due mostly to our acquisition of Maverick Boat Group on December 31, 2020. Unit volume for the nine months ended March 31, 2021, increased 504 units, or 9.5%, to 5,831 units as compared to the nine months ended March 31, 2020.
Net sales attributable to our Malibu segment increased $60.7 million, or 21.2%, to $346.5 million for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. Unit volumes attributable to our Malibu segment increased 263 units for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The increase in net sales and unit volumes was driven primarily by strong demand for our new, larger models and optional features.
Net sales attributable to our Cobalt segment increased $2.0 million, or 1.4%, to $147.2 million for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. Unit volumes attributable to Cobalt decreased 201 units for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase in net sales was driven by a favorable product mix of our Cobalt models impacting net sales per unit, offset by lower volume. Our unit volumes for our Cobalt segment decreased during the nine months ended March 31, 2021 driven by our lower production levels for our Cobalt segment at the end of fiscal year 2020. The planned lower production rates were driven by our investment in the plant to optimize efficiency and expand capacity, the introduction of six new Cobalt models during the nine months ended March 31, 2021 and challenges around labor and supply as a result of the pandemic and severe winter weather.
Net sales attributable to our Saltwater Fishing segment increased $52.6 million, or 50.8%, to $156.1 million, for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. Unit volumes increased 442 units for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The increase in net sales was driven primarily by the increased volumes due to the acquisition of Maverick Boat Group on December 31, 2020 and the sales of larger, more expensive models.
Overall consolidated net sales per unit increased 11.1% to $111,438 per unit for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. Net sales per unit for our Malibu segment increased 12.2% to $98,514 per unit for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, driven by higher sales of new, more expensive models and optional features. Net sales per unit for our Cobalt segment increased 15.4% to $101,451 per unit for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, driven by higher sales of larger, more expensive models and optional features. Net sales per unit for our Saltwater Fishing segment decreased 26.4% to $180,895 per unit for the nine months ended March 31, 2021 driven by mix of models due to the acquisition of Maverick Boat Group on December 31, 2020.
Cost of Sales
Cost of sales for the nine months ended March 31, 2021 increased $73.8 million, or 18.0%, to $482.5 million as compared to the nine months ended March 31, 2020. The increase in cost of sales was driven by higher costs related to higher net sales in our Malibu and Saltwater Fishing segments. In the Malibu segment, higher per unit material and labor costs contributed $31.0 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher volumes, primarily related to the acquisition of Maverick Boat Group, drove $36.6 million of increase in cost of sales which was also modestly impacted by higher per unit costs. Both the Malibu and Saltwater Fishing segment cost of sales increases were partially offset by flat cost of sales at Cobalt that was driven by decreased volume, but offset by per unit cost of sales increases driven by a mix of larger, more expensive product.
Gross Profit
Gross profit for the nine months ended March 31, 2021 increased $41.5 million, or 33.0%, to $167.3 million compared to the nine months ended March 31, 2020. The increase in gross profit was driven primarily by higher sales revenue with a more favorable product mix partially offset by the increased cost of sales for the reasons noted above. Gross margin for the nine months ended March 31, 2021 increased 220 basis points from 23.5% to 25.7%.
Operating Expenses
Selling and marketing expenses for the nine months ended March 31, 2021, decreased $2.0 million, or 14.1% to $12.3 million compared to the nine months ended March 31, 2020 primarily driven by decreased travel and promotional events due mostly to restrictions imposed by COVID-19. As a percentage of sales, selling and marketing expenses decreased 80 basis points compared to the same period in the prior fiscal year. General and administrative expenses for the nine months ended March 31, 2021, increased $14.7 million, or 48.4%, to $45.1 million as compared to the nine months ended March 31, 2020 driven primarily by acquisition related costs, compensation, higher legal expenses related to intellectual property litigation and incremental general and administrative expenses due to the acquisition of Maverick Boat Group. As a percentage of sales, general and administrative expenses increased 120 basis points to 6.9% for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. Amortization expense for the nine months ended March 31, 2021 increased $0.5 million, or 11.3% to $5.1 million compared to the nine months ended March 31, 2020. The increase is due to amortization of intangibles acquired as part of the acquisition of Maverick Boat Group on December 31, 2020.
Other Expense, Net
Other expense, net for the nine months ended March 31, 2021 increased by $0.4 million, or 27.7% to expense of $1.8 million, compared to expense of $1.4 million for the nine months ended March 31, 2020. We reduced our tax receivable agreement liability by $1.7 million in the nine months ended March 31, 2020, that resulted in a corresponding amount being recognized as other income during the same period, which income was not recognized during the nine months ended March 31, 2021. Our interest expense decreased by $1.3 million during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 due to lower interest rates on outstanding debt.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2021, increased $6.8 million, or 40.2%, to $23.7 million compared to the nine months ended March 31, 2020. The increase primarily resulted from increased pre-tax earnings. For the nine months ended March 31, 2021 and 2020, our effective tax rate of 23.0% and 22.5%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the

LLC not directly attributable to us. For the nine months ended March 31, 2021 and 2020, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.2% and 3.8%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration-related expenses, non-cash compensation expense, expenses related to interruption to our engine supply during the labor strike by United Auto Workers ("UAW") against General Motors and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income	$35,135	$23,866	$79,320	$58,146
Provision for income taxes	10,941	6,987	23,656	16,872
Interest expense	796	940	1,797	3,064
Depreciation	4,130	2,938	11,215	9,040
Amortization	2,094	1,501	5,142	4,622
Professional fees [1]	948	124	3,186	500
Acquisition and integration related expenses [2]	1,530	—	4,107	—
Stock-based compensation expense [3]	1,449	816	4,060	2,306
UAW strike impact [4]	—	877	—	2,564
Adjustments to tax receivable agreement liability [5]	—	(1,650)	—	(1,650)
Adjusted EBITDA	$57,023	$36,399	$132,483	$95,464
Net Sales	$273,162	$182,310	$649,793	$534,502
Net Income Margin [6]	12.9%	13.1%	12.2%	10.8%
Adjusted EBITDA Margin [6]	20.9%	20.0%	20.4%	17.9%

(1)
Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)	For the three months and nine months ended March 31, 2021, represents legal and advisory fees incurred in connection with our acquisition of Maverick Boat Group on December 31, 2020. Integration related expenses for the three and nine months ended March 31, 2021 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired from Maverick Boat Group, which was sold during the third quarter of fiscal 2021.
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

(5)	For the three and nine months ended March 31, 2020 we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
(6)	We calculate net income margin as net income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$33,796	$22,778	$76,114	$55,359
Provision for income taxes	10,941	6,987	23,656	16,872
Professional fees [1]	948	124	3,186	500
Acquisition and integration related expenses [2]	3,170	1,053	7,894	3,200
Fair market value adjustment for interest rate swap [3]	—	10	—	68
Stock-based compensation expense [4]	1,449	816	4,060	2,306
UAW strike impact [5]	—	877	—	2,564
Adjustments to tax receivable agreement liability [6]	—	(1,650)	—	(1,650)
Net income attributable to non-controlling interest [7]	1,339	1,088	3,206	2,787
Fully distributed net income before income taxes	51,643	32,083	118,116	82,006
Income tax expense on fully distributed income before income taxes [8]	12,187	7,539	27,875	19,271
Adjusted fully distributed net income	$39,456	$24,544	$90,241	$62,735

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,799,405	20,630,741	20,722,339	20,684,034
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [9]	643,292	805,822	686,407	822,042
Weighted-average unvested restricted stock awards issued to management [10]	231,165	181,015	206,406	146,905
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,673,862	21,617,578	21,615,152	21,652,981
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income available to Class A Common Stock per share	$1.62	$1.11	$3.67	$2.68
Impact of adjustments:
Provision for income taxes	0.53	0.34	1.14	0.82
Professional fees [1]	0.04	—	0.15	0.02
Acquisition and integration related expenses [2]	0.15	0.05	0.38	0.15
Fair market value adjustment for interest rate swap [3]	—	—	—	—
Stock-based compensation expense [4]	0.07	0.04	0.20	0.11
UAW strike impact [5]	—	0.04	—	0.12
Adjustment to tax receivable agreement liability [6]	—	(0.08)	—	(0.08)
Net income attributable to non-controlling interest [7]	0.06	0.05	0.15	0.13
Fully distributed net income per share before income taxes	2.47	1.55	5.69	3.95
Impact of income tax expense on fully distributed income before income taxes [8]	(0.59)	(0.37)	(1.34)	(0.94)
Impact of increased share count [11]	(0.06)	(0.05)	(0.18)	(0.12)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.82	$1.13	$4.17	$2.89

(1)
Represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and nine months ended March 31, 2021, represents legal and advisory fees incurred in connection with the acquisition of Maverick Boat Group and amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt. Integration related expenses for the three and nine months ended March 31, 2021 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired from Maverick Boat Group, which was sold during the second quarter of fiscal 2021. For the three and nine months ended March 31, 2020, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt.

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

(5)	For the three and nine months ended March 31, 2020, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(6)	For the three and nine months ended March 31, 2020, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
(7)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(8)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.6% and 23.5% of income before income taxes for the three and nine month periods ended March 31, 2021 and 2020, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2021 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.
(9)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(10)	Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(11)	Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for capital investments, repayments under our debt arrangements, acquisitions and cash payments under our tax receivable agreement. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2021	2020
Total cash (used in) provided by:
Operating activities	$100,369	$74,181
Investing activities	(169,544)	(30,143)
Financing activities	78,368	63,098
Impact of currency exchange rates on cash balances	13	(366)
Increase in cash	$9,206	$106,770
Comparison of the Nine Months Ended March 31, 2021 to the Nine Months Ended March 31, 2020
Operating Activities
Net cash provided by operating activities was $100.4 million for the nine months ended March 31, 2021, compared to $74.2 million for the nine months ended March 31, 2020, an increase of $26.2 million. The increase in cash provided by operating activities primarily resulted from an increase of $25.1 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) and a net increase in operating assets and liabilities of $1.1 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $169.5 million for the nine months ended March 31, 2021, compared to $30.1 million for the nine months ended March 31, 2020, an increase of $139.4 million. The increase in cash used for investing activities was primarily related to the acquisition of Maverick Boat Group on December 31, 2020 offset by a reduction in capital expenditures compared to the capital outlays for our expansion activities at our Pursuit and Cobalt plants in the nine months ended March 31, 2020.
Financing Activities
Net cash provided by financing activities was $78.4 million for the nine months ended March 31, 2021, compared to net cash provided by financing activities of $63.1 million for the nine months ended March 31, 2020, a change of $15.3 million. During the nine months ended March 31, 2021, we received proceeds of $25.0 million from a new incremental term loan and $65.0 million from additional borrowings under our revolving credit facility to fund the acquisition of Maverick Boat Group. During the nine months ended March 31, 2021, we also repaid $8.8 million of borrowings under our revolving credit facility, we repaid $0.3 million on our term loan, paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $0.6 million in deferred financing costs, paid $1.0 million in distributions to LLC unit holders and received $0.3 million in proceeds from the exercise of stock options. During the nine months ended March 31, 2020, we received $103.8 million in proceeds from our credit facility primarily to provide financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. We repurchased $13.8 million of our Class A Common Stock under our previously announced stock repurchase program. We repaid $25.0 million of revolving debt and we paid $1.4 million in distributions to LLC unit holders and $0.8 million on taxes for shares withheld on restricted stock vestings and we received $0.4 million in proceeds from the exercise of stock options during the nine months ended March 31, 2020.
Loans and Commitments
We amended our existing credit agreement on December 30, 2020 in connection with our acquisition of Maverick Boat Group. As a result of that amendment, we currently have a revolving credit facility with borrowing capacity of up to $170.0 million and $99.7 million aggregate principal amount of term loans outstanding. As of March 31, 2021, we had $65.0 million outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit, with $103.8 million available for borrowing. Our revolving credit facility matures on July 1, 2024, the incremental term loan made on December 30, 2020 in a principal amount of $25.0 million (which we refer to as the incremental term loan) matures on July 1, 2024 and the remaining $75.0 million of term loans (which we refer to as the existing term loans, and together with the incremental term loan, the term loans) mature on July 1, 2022. The revolving credit facility and term loans are governed by a credit agreement with Boats LLC as the borrower and Truist Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2021, the interest rate on our term loans and revolving credit facility was 1.36%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Potential Impact of LIBOR Transition
The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, the relevant date has been deferred to at least June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.
All of our $164.7 million of debt outstanding under our credit agreement as of March 31, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our credit agreement to replace LIBOR with an alternative benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
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
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative benchmark rate, we would expect to incur additional interest expense on such indebtedness as of March 31, 2021 of approximately $1.6 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of U.S. LIBOR by June 30, 2023.
Future Liquidity Needs and Capital Expenditures
Management believes that our existing cash, borrowing capacity under our revolving credit facility and cash flows from operations will be sufficient to fund our operations for the next 12 months. We estimate that approximately $3.6 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed March 12, 2021.
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
Stock Repurchase Program
On August 27, 2020, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from September 2, 2020 to July 1, 2021. We intend to fund repurchases under the Repurchase Program from cash on hand. We did not repurchase any shares of our Class A Common Stock during the three and nine months ended March 31, 2021. As of March 31, 2021, we may repurchase up to $50.0 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
As of March 31, 2021, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt [1]	$164,688	$4,250	$74,813	$85,625	$—
Interest expense [2]	5,220	2,268	2,658	294	—
Operating leases [3]	16,602	2,528	5,096	4,655	4,323
Purchase obligations [4]	157,381	157,381	—	—	—
Payments pursuant to tax receivable agreement [5]	51,739	3,589	7,712	8,282	32,156
Total	$395,630	$170,016	$90,279	$98,856	$36,479

(1)
Principal payments on our outstanding bank debt per terms of our credit agreement, which is comprised of a $100.0 million term loan, of which $99.7 million is outstanding as of March 31, 2021 and $170.0 million revolving credit facility, of which $65.0 million was outstanding as of March 31, 2021. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The balance of outstanding term loans matures on July 1, 2022, the incremental term loan matures on July 1, 2024 and the revolving credit facility matures on July 1, 2024.

(2)	Interest payments on our outstanding term loans under our credit agreement. Our term loan bears interest at variable rates. We have calculated future interest obligations based on the interest rate as of March 31, 2021.
(3)	Pursuant to the adoption of ASC Topic 842, Leases, as of July 1, 2019 our lease liability for all leases with terms greater than 12 months as represented on the balance sheet respective of maturity.
(4)	As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2021 and 2022.
(5)	Reflects amounts owed under our tax receivables agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

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
As of March 31, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.
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
Other than our integration of Maverick Boat Group, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2020, as supplemented by the risk factors included in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 5, 2021, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 6,549 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
On February 11, 2021, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 38,935 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act
On February 11, 2021, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 25,602 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act
On February 11, 2021, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 8,800 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act
On February 11, 2021, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 7,500 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act
Repurchase of Class A Common Stock
On August 27, 2020, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $50.0 million of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021. No shares have been repurchased under our new repurchase program during the quarter ended March 31, 2021. As of March 31, 2021, we may repurchase up to $50.0 million in shares of Class A Common Stock and LLC Units under the program.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Included as Exhibit 101).
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

May 4, 2021	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)