Form 10-K
period 2021-06-30
MALIBU BOATS, INC.
filed 2021-08-26
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
As of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $1,271.4 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2020 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 31, 2020. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of August 24, 2021 was 20,847,019 and 10, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2021.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: the effects of the COVID-19 pandemic on us; our ability to execute our manufacturing strategy successfully; our large fixed cost base; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our reliance on certain suppliers for our engines and outboard motors; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; our success at developing and implementing a new enterprise resource planning system; risks inherent in operating in foreign jurisdictions; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; our dependence on key personnel; general industry, economic and business conditions; our ability to enhance existing products and market new or enhanced products; the continued strength of our brands; the seasonality of our business; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; competition with other activities for consumers’ scarce leisure time; changes in currency exchange rates; an increase in energy and fuel costs; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to claims for product liability and warranty claims; changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our holding company structure; covenants in our credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our obligation to make certain payments under a tax receivables agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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

PART I.
Item 1. Business
Unless otherwise expressly indicated or the context otherwise requires, in this Annual Report on Form 10-K:
•we use the terms “Malibu Boats,” the “Company,” “we,” “us,” “our” or similar references to refer (1) prior to the consummation of our initial public offering, or "IPO" on February 5, 2014, to Malibu Boats Holdings, LLC, or the LLC, and its consolidated subsidiaries and (2) after our IPO, to Malibu Boats, Inc. and its consolidated subsidiaries;
•we refer to the owners of membership interests in the LLC immediately prior to the consummation of the IPO, collectively, as our “pre-IPO owners”;
•we refer to owners of membership interests in the LLC (the "LLC Units"), collectively, as our “LLC members”;
•references to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30 of each year;
•we refer to our Malibu branded boats as "Malibu", our Axis Wake Research branded boats as "Axis", our Pursuit branded boats as "Pursuit", our Maverick Boat Group branded boats as "Maverick Boat Group", and our Cobalt branded boats as "Cobalt";
•we use the term “recreational powerboat industry” to refer to our industry group, which includes performance sport boats, sterndrive and outboard boats;
•we use the term “performance sport boat category” to refer to the industry category, consisting primarily of fiberglass boats equipped with inboard propulsion and ranging from 19 feet to 26 feet in length, which we believe most closely corresponds to (1) the inboard ski/wakeboard category, as defined and tracked by the National Marine Manufacturers Association, or NMMA, and (2) the inboard ski boat category, as defined and tracked by Statistical Surveys, Inc., or SSI;
•we use the terms “sterndrive” and “outboard” to refer to the industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to the sterndrive and outboard categories, as defined and tracked by NMMA, and the sterndrive and outboard propulsion categories, as defined and tracked by SSI; in some instances, we provide market information based on specific boat lengths or boat types within the sterndrive or outboard categories to reflect our performance in those specific markets in which we offer products; and
•references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2021, and excludes such data for Australia and New Zealand.
This Annual Report on Form 10-K includes our trademarks, such as “ Monsoon,” “Surf Gate,” “Wakesetter,” “Surf Band,” and “Swim Step,” which are protected under applicable intellectual property laws and are the property of Malibu Boats. This Form 10-K also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats under eight brands—Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes and Cobalt. We have the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis brands and the #1 market share position in the United States in the 24’—29’ segment of the sterndrive category through our Cobalt brand, and we are among the leading market share positions in the fiberglass outboard fishing boat market with our Pursuit and Maverick Boat Group brands. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
Our flagship Malibu boats are designed for consumers seeking a premium performance sport boat experience and offer our latest innovations in performance, comfort and convenience. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. Our Maverick Boat Group family of boats, including Maverick, Cobia, Pathfinder and Hewes, are highly complementary to Pursuit and its saltwater outboard offerings with a focus in length segments under 30 feet. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality.
Our boats are constructed of fiberglass, available in a range of sizes, hull designs and propulsion systems (i.e., inboard, sterndrive and outboard). We employ experienced product development and engineering teams that enable us to offer a range of models across each of our brands while consistently introducing innovative features in our product offerings. Our engineering teams closely collaborate with our manufacturing personnel in order to improve product quality and process efficiencies. The results of this collaboration are reflected in our receipt of numerous industry awards, including;
• the WakeWorld 2020 Riders Choice Award for Wakesurfing and Wakeboarding Boat of the Year for the Malibu Wakesetter 23 LSV,
•the WakeWorld 2019 Innovation of the Year for the Power Wedge III,
•the Boating Industry Magazine's "Top Product" award for the new Malibu M220 in 2021, Malibu M240 in 2020, Pursuit S 378 in 2020, Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016,
•the Boating Industry's Best New and Innovative Products in 2019 for the Cobalt A29,
•the Sounding Trade Only Today’s “Top Most Innovative Marine Companies" for 2020 and 2019, and
•the "WSIA Innovation of Year" award for our Malibu M240 M-Line Hull with Surf Gate Fusion in 2020, Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat industry. As of July 1, 2021, our distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to have an impact on us. We elected to suspend operations at all of our facilities from March 2020 until late April and early May 2020, depending on the facility. During the first half of fiscal 2021, we constrained our production levels in an attempt to allow our supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that we planned for the second half of fiscal 2021. While our net sales for fiscal year 2021 were impacted by our lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal 2021 resulted in lower inventory levels at our dealers as of June 30, 2021 compared to last year. We expect these lower inventory levels, while having the potential to impact retail sales in the near-term, will provide us strong order flow for our model year 2022 product, unless broader economic activity meaningfully contracts and negatively impacts customer demand.
For more information on how the COVID-19 pandemic has impacted us and may continue to impact us, see the risk factor “Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis..” under Part I. Item 1A. of this Form 10- K, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-- Impact of the COVID-19 Pandemic” under Part I., Item 7. of this Form 10-K.
Our Market Opportunity
During calendar year 2020, retail sales of new recreational powerboats in the United States totaled $13.9 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve the top three categories of outboard, sterndrive and performance sport boat representing an addressable market of nearly $11.7 billion in retail sales through our Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2020:

Recreational Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	197,500	$9,046
Sterndrive	10,750	1,071
Performance sport boat	13,600	1,606
Jet boat	6,900	391
Cruisers	1,700	1,807
Total addressable market	230,450	$13,921
Our Strengths
Leading Market Share Positions. We maintain a leading market share position in a number of recreational boating categories with our various brands. According to SSI, in 2020 we held the number one market share position in the United States for performance sport boats with our Malibu and Axis brands, the number one market share position in the United States for the 24’—29’ segment of the sterndrive boat category through our Cobalt brand, and the number two market share position in the outboard fiberglass fishing market that our Pursuit and Maverick Boat Group brands serve, in each case based on unit volume. We have grown our U.S. market share in the performance sports boat category from 24.5% in 2010 to 31.7% in 2020 and we have expanded our market share in the 24’-29’ segment of the sterndrive boat category from 14.2% in 2010 to 36.1% in 2020. Our Pursuit brand has gained share within its market since our acquisition of Pursuit and we are positioned to gain a broader share of the overall outboard fiberglass fishing market with our Maverick Boat Group brands.
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
Focus on Vertical Integration Opportunities. We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of our own engines, boat trailers, towers and tower accessories, machined and billet parts, and soft grip flooring. We began including our engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. Recently we began producing soft grip flooring for our Malibu, Axis and new Cobalt models. Vertical integration of key components of our boats gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands.
Intellectual Property. A key element of our growth and increased market share has been our intellectual property, which we believe is the best in our industry. Among the most innovative and sought after features on our boats has been Surf Gate. Together with Power Wedge and Surf Band, we believe that these patented technologies will continue to drive demand for our products and increase margins across our brands. In fiscal 2018 we acquired Swim Step, through our acquisition of Cobalt, which further increases the appeal of our product portfolio. Consequently, there is an increased need to vigorously defend our patents and other intellectual property to ensure we maintain our competitive edge. Because of the appeal of these technologies, we have entered into agreements to license them to other manufacturers within the performance sport boat category. We believe licensing our products provides us with a significant strategic advantage over our competitors by allowing us to expand into other markets and broadening the appeal of these technologies into segments that would not otherwise have them, thereby eventually creating a path to a Malibu purchase.
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
Highly Recognized Brands. We believe our Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt brands are widely recognized in the recreational powerboat industry, which helps us reach a growing number of target consumers. For over 30 years, our Malibu brand has generated a loyal following of recreational boaters and water sports enthusiasts who value the brand’s premium performance and features, while our Axis brand has grown rapidly as consumers have been drawn to its more affordable price point and available optional features. We also have acquired six well-known brands in Pursuit, Cobia, Pathfinder, Maverick, Hewes and Cobalt. For the past 35 years, Pursuit has established a premium brand in the saltwater outboard fishing market through its extensive dealer network and longstanding commitment to customers and Maverick Boat Group has developed a strong reputation for saltwater outboard product offerings with its brands of center console and bay boats. Cobalt has developed into one of the industry’s most recognizable and respected large-sized luxury cruiser brands over its 50-year history. We build on our brand recognition and support through a series of marketing initiatives coordinated with our dealers or executed directly by us. Our marketing efforts are conducted using an array of strategies, which include digital advertising, social media engagement, advertisements in endemic media and the sponsorship of grass-roots boating and watersport events. Additionally, our boats, their innovative features, our sponsored athletes and our dealers all frequently win industry awards, which we believe further boosts our brand recognition and reputation for excellence. We believe our marketing strategies and accomplishments enhance our profile in the industry, strengthen our credibility with consumers and dealers, and increase the appeal of our brands.
Diverse Product Offering. We are able to engage consumers across multiple categories within the recreational powerboat industry. Malibu and Axis are market leaders in the performance sport boat category, Pursuit and Maverick Boat Group compete in the saltwater outboard fishing boat market with center console, dual console, offshore models, flats and bay boats, and Cobalt operates in the sterndrive category and has also expanded into wake surfing and outboard product lines.
Our Strategy
We intend to grow our leading market share positions within recreational powerboat industry through the following strategies:
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
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the recreational powerboat industry, while also updating and refreshing our existing boat models regularly. Second, we seek to develop and integrate innovative new or enhanced optional feature offerings into our boats. For our Malibu and Axis brands, this includes Surf Gate, Malibu Command Center with Wireless Charging, Power Wedge III, Tower Mister, Fast Fill Ballast System, G5 and the power actuated Gx Towers, integrated Garmin touch screens on all new model Axis, and integrated flip down Swim Step, including the electric version on some new Malibu models. For Cobalt, it includes outboard propulsion models to expand its addressable market. Cobalt has been able to achieve growth in recent years partly by expanding its presence in the sterndrive surfing category through its Cobalt Surf series, which now features Surf Gate. In addition, other new features have included Splash and Stow, the hydraulic submersible swim platform and a new electronic flip down Swim Step. For the Pursuit brand, the focus has been on expanding our award winning Dual Console and Sport product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the S 378 and the sliding second row center console seating on the S 428. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading innovator in boat manufacturing and provides us with a competitive advantage. We are in the early stages of developing enhanced product development roadmaps for our Maverick Boat Group brands and believe our experience driving innovation at our other brands will translate to enhanced innovation there.
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
Selectively Pursue Strategic Acquisitions. One of our growth strategies is to drive growth in our business through targeted acquisitions that add value while considering our existing brands and product portfolio. We acquired Maverick Boat Group in December 2020, Pursuit in October 2018, and Cobalt in July 2017. The primary objectives of our acquisitions are to expand our presence in new or adjacent categories, to expand into other product lines that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market share, strong cash flows, and an experienced management team and workforce that provide a fit with our existing operations. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and revenue synergies, such as the optimization of manufacturing operations, improved processes around product development, enhancement of our existing dealer distribution network, accelerated innovation, administrative cost savings, shared procurement, vertical integration and cross-selling opportunities.
Our Products and Brands
We design, manufacture and sell recreational powerboats, including performance sport boats, sterndrive and outboard boats across eight world-renowned brands: Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, and Cobalt. We believe we deliver superior performance for general recreational purposes with a significant focus on water sports, including wakeboarding, water skiing and wake surfing as well as general recreational boating and fishing. In addition, we also offer various accessories and aftermarket parts. The following table provides an overview of our product offerings by brand:

Reportable Segment	Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	Malibu	12	20'-25'	$65-$215	Founded in 1982, Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Across our three product lines, we offer a variety of products to customers from our Response Series tailored for high-performance water ski to highly customizable options in our Wakesetter series to our ultra premium models in the M Series.
	Axis	5	20’-24’	$70-$120	Launched in 2009, Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate.

Saltwater Fishing	Pursuit	14	24'-44'	$100-$1,200	Launched in 1977, Pursuit is a premium brand of saltwater outboard fishing boats available in three product lines including our sports center consoles, dual consoles and our offshore series to provide customers with options for ideal fishing as well as casual cruising and luxury entertainment.
	Cobia	14	20'-35'	$55-$475	Founded in 1985, and acquired by Maverick Boat Group in 2005, Cobia models consist of center console and dual console vessels that are designed to promote ease of boating and fishing for all levels of anglers and boaters.
	Pathfinder	8	20'-27'	$50-$220	Launched in 1984, by the Maverick Boat Group, Pathfinder provides the most versatile inshore fishing boat. The product of bay boats provides for dedicated anglers to fish and do so with comfort, safety and proven technology.
	Maverick and Hewes	6	16'-21'	$45-$105
Maverick, since 1984 and Hewes for 60 years have been designed to tailor to shallow inshore flats anglers. These boats, with vacuum infused (VARIS) construction and enhanced performance, provide a legacy of dependability, unmatched ride, and exceptional craftsmanship.

Cobalt	Cobalt	16	22’-36’	$65-$500	Founded in 1967, Cobalt is a premium luxury sterndrive and outboard boat manufacturer available in five product lines. Our products tailor sterndrive from entry level to premium with options to expand some models with the patented SurfGate, as well as our outboard series for increased saltwater use.
Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu, Axis and certain Cobalt models. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. We have also developed our patented Surf Band technology that allows the rider to control the surf wave, shape, size and side. Some of our other notable innovations include Power Wedge III, G5 and the power actuated GX Tower, Electronic Dashboard Controls, Swim Step, Tower Mister, Splash and Stow and TrueWave. We won the Boating Industry Magazine's "Top Product" award for the Malibu M220 in 2021, Malibu M240 in 2020, Pursuit S 378 in 2020, Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016, as well as the Boating Industry's Best New and Innovative Products in 2019 for the Cobalt A29. We have also been recognized as Sounding Trade Only Today’s “2020 and 2019 Top Most Innovative Marine Companies,” and we earned the honors of "WSIA Innovation of Year" award for the

Malibu M240 M-Line Hull with Surf Gate Fusion in 2020, Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
We also offer an array of less technological, but nonetheless value-added boat features such as gelcoat upgrades, upholstery upgrades, engine drivetrain enhancements (such as silent exhaust tips, propeller upgrades and closed cooling engine configuration), sound system upgrades, bimini tops, boat covers and trailers which further increase the level of customization afforded to consumers.
Our Dealer Network
We rely on independent dealers to sell our products. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure our dealer network remains the strongest in the industry. As a member of our network, dealers may qualify for floor plan financing programs, rebates, seasonal discounts, promotional co-op payments and other allowances. We believe our dealer network is the most extensive in the market.
North America
As of July 1, 2021, our dealer network consisted of over 300 dealer locations servicing the performance sport boat, sterndrive, and outboard markets strategically located throughout the U.S. and Canada. Approximately 50% of our dealer locations have been with us, or with Pursuit, Maverick Boat Group or Cobalt, prior to our acquisition of them, for over ten years. Our top ten dealers represented 38.7%, 38.5% and 39.6%, of our net sales for fiscal year 2021, 2020 and 2019, respectively. The top ten dealers for each of Malibu, Saltwater Fishing and Cobalt represented approximately 47.6%, 64.0% and 52.3%, respectively, of net sales in fiscal year 2021. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 16.3%, 15.2% and 15.1% of consolidated net sales in fiscal years 2021, 2020, and 2019 respectively including approximately 14.0%, 31.8% and 19.0% of consolidated sales in fiscal year 2021 for Malibu, Saltwater Fishing and Cobalt, respectively.
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
International
We have an extensive international distribution network for our Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt brands. As of July 1, 2021, our dealer network consisted of over 100 dealer locations throughout Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand.
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

We have developed a system of financial incentives for our dealers based on customer satisfaction and achievement of best practices. Our brands employ dealer incentive programs that have been refined through decades of experience at each brand and may, from time to time, include the following elements:
•Rebates. Our domestic dealers agree to volume commitments that are used to determine applicable rebates. The structure of the dealer incentive depends on the brand represented. If a dealer meets its volume commitments as well as other terms of the dealer performance program, the dealer is entitled to the specified amounts subject to full compliance with our programs. Failure to meet the commitment volume or other terms of the program may result in partial or complete forfeiture of the dealer’s rebate.
•Co-op. Dealers of the Malibu, Axis, Pursuit and Maverick Boat Group product line may earn certain co-op reimbursements upon reaching a specified level of qualifying expenditures.
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
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2021, approximately 80% of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any margin loss on the resale of a repurchased unit. Historically, we have been able to resell repurchased boats at an amount that exceeds our cost. In addition, the historical margin loss on the resale of repurchased units has often been below 10% of the repurchased amount. For fiscal year 2021, we did not repurchase any boats under our repurchase agreements. For fiscal year 2020, we repurchased two units from a lender of one of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss. For fiscal year 2019, we repurchased eight units from a lender of two of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss.
Marketing and Sales
We believe that providing a high level of service to our dealers and end consumers is essential to maintaining our reputation. Our sales personnel receive training on the latest Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt products and technologies, as well as training on our competitors’ products and technologies, and attend trade shows to increase their market knowledge. This training is then passed along to our dealers to ensure a consistent marketing message and leverage our marketing expenditures. Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt enjoy strong brand awareness, as evidenced by our substantial market share in their respective categories.

Our marketing strategy focuses on building brand awareness and loyalty in the inboard towboat market with Malibu and Axis brands and the outboard and sterndrive markets with Pursuit, Maverick Boat Group and Cobalt brands. Activating the marketing strategy involves creating custom content to be utilized in outbound marketing campaigns and social media to engage owners and prospects. In addition to retail websites developed for each of those brands and their unique consumers, the brands also manage all other aspects of marketing including traditional print advertising and trade shows.
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
Manufacturing
Malibu has six manufacturing facilities located in four U.S. states and Australia. We produce performance sport boats through our Malibu and Axis brands at our Tennessee and Australia manufacturing facilities; we produce sterndrive and outboard boats through our Cobalt brand at our Kansas manufacturing facility; and we produce saltwater outboard boats under our Pursuit and Maverick Boat Group brands in Fort Pierce, Florida. We completed expansion projects at our facilities in Kansas (Cobalt) and Florida (Pursuit) during fiscal year 2020 and we are currently expanding in Florida (Maverick Boat Group) with expected completion in the first half of calendar 2022. For our Malibu and Axis brands, we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility and engines and trailers at our Tennessee facility.
Our boats are built through a continuous flow manufacturing process that encompasses fabrication, assembly, quality management and testing. Each boat is produced on an established cycle depending on model that includes the fabrication of the hull and deck through gelcoat application and fiberglass lamination, grinding and hole cutting, installation of components, rigging, finishing, detailing and on-the-water testing. Production of cruisers occurs on a dedicated line that allows for the increased time needed to add the additional content required for production of larger boats. Our trailers are produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state of the art system and installation of components. We also vertically integrated the production of our engines for Malibu and Axis and began installing our Malibu Monsoon Engines into our Malibu and Axis brand boats for model year 2019. We manufacture certain components and subassemblies for our boats, such as upholstery, stainless steel and aluminum billet and towers, and soft grip flooring. We procure other components, such as electronic controls, from third-party vendors and install them on the boat. We are marinizing our own engines for our Malibu and Axis brands. Our tower-related manufacturing in California uses multiple computer-controlled machines to cut all of the aluminum parts required for tower assembly. We are the only performance sport boat company that manufacturers towers in-house. We believe that the vertical integration of these components is a distinct competitive advantage that allows us to control key design elements of our boats and generate higher margins.
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
We also have two joint marketing agreements with Yamaha Motor Corporation, U.S.A., or Yamaha, that require us to supply most of our boats that are pre-rigged with outboard motors with Yamaha outboard engines. In August 2018, we entered into a joint marketing agreement with Yamaha that became effective upon completion of our acquisition of Pursuit. Under our agreement with Yamaha, in exchange for certain incentives, we have agreed to purchase Yamaha outboard engines for use in all Pursuit and Cobalt branded boats that are pre-equipped with outboard motors when sold by us, except for up to 10% of Pursuit and Cobalt branded boats for sale in the United States. In addition, Maverick Boat Group has an agreement with Yamaha that we assumed when we acquired Maverick Boat Group. Under that agreement, Maverick Boat Group, in exchange for certain incentives, has agreed to purchase Yamaha outboard engines for use in all Maverick Boat Group branded boats that are pre- equipped with outboard motors when sold by us, except for up to 15% of Maverick Boat Group branded boats for sale in the United States and certain other limited exceptions. Our agreements with Yamaha that cover our Cobalt, Pursuit and Maverick Boat Group branded boats are scheduled to expire on June 30, 2023, unless extended by the parties to such agreement.
We have experienced intermittent supply chain delays throughout the pandemic and also as a result of severe winter weather in certain parts of the United States. Limited parts availability led us to limit our production levels during the first half of fiscal 2021 in an attempt to allow our supply chain to partially recover in preparation for higher manufacturing volumes that we planned for the second half of fiscal 2021. We continue to see supply chain disruptions that we believe are caused by the dislocation in the labor and logistics markets as well as upstream supply challenges.
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
Our Malibu and Axis brand boats have a limited warranty for a period up to five years. Our Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount, and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have a (1) limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom, and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of three years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by our warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Our Malibu Monsoon engines that we manufacture for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. By law, our patent rights have limited lives and expire periodically. Our boat patent rights relate to boat design, features and components that we feel are important to our competitive position in our business. Some of our well known patents include our Surf Gate and Swim Step for our Malibu and Cobalt segments and Power Wedge for our Malibu segment.
Our trademarks which are registered in the U.S. and various countries around the world, generally may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. Some of our well known trademarks include: (i) for our Malibu segment, Malibu, Axis, Monsoon, Power Wedge, Surf Band, Surf Gate, and Wakesetter; (ii) for our Saltwater Fishing Segment, Pursuit, Cobia, Maverick, and Redfisher; and (iii) for our Cobalt segment, Cobalt and Splash & Stow.
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
The USEPA and the California Air Resources Board (“CARB”) have adopted regulations stipulating that many marine propulsion engines and watercraft meet certain air emission standards. Some of these standards require fitting a catalytic converter to the engine. These regulations also require, among other things, that engine manufacturers provide a warranty that their engines meet USEPA and CARB emission standards. The engines used in our products are subject to these regulations. CARB has adopted an evaporative emissions regulation that applies to all spark-ignition marine watercraft with permanently installed fuel tanks sold in California. This regulation requires subject boat manufacturers to use specific CARB-certified components for the fuel systems in their boats, or to certify the boat meets a related performance standard. While we believe that our boats meet all applicable emission standards, the USEPA and CARB emissions regulations have increased the cost to manufacture our products.
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
Human Capital Management
Employee Profile
As of July 31, 2021, 2020 and 2019, we had approximately 2,645, 1,795 and 1,835 employees worldwide, respectively. None of our team members are party to a collective bargaining agreement. We believe in working diligently to establish ourselves as an employer of choice.
Employee Well Being
We recognize employees are the heart of our organization and support them by offering a range of competitive pay, recognition and benefit programs. We provide market-competitive pay and benefits to encourage performance that creates sustainable and long-term employment. We believe in internal promotion where possible and are committed to developing our current team members to become the next generation of leaders throughout the organization. Approximately 70% of our production leaders are internal promotions. We provide tuition assistance programs and take advantage of leadership development where possible. We hire students from across the country in our Engineering Internship Program and many come to work for us after attaining their degree.

Safety is a core value of our organization and we are committed to fostering a culture where safety is a number one priority. The success of our business depends, in part, upon the prevention of accidents, the reduction and/or prevention of occupational injuries and illnesses, and compliance with established safety and health policies and requirements. Dependent upon job tasks, some personnel will be required to have OSHA training and/or documentation to satisfy job requirements. Workplace safety is a fundamental organizational-wide value, and we are committed to running an efficient program. We remain focused on building a safer workplace for our employees and will continue to work toward an injury free workplace through the implementation of training and other industry-leading safety initiatives.
Culture and Values
Our mission statement is a formal summary of our core purpose and focus and clearly communicates who we are. Our mission is to create the ultimate on the water lifestyle. Our core values are the guiding principles that dictate how we make decisions and interact with each other daily. We are committed to our core values of Safety, Integrity, People, Quality, Innovation, Customer Focus, and Continuous Improvement. We design products that appeal to an expanding range of recreational boaters, fisherman and water sports enthusiasts whose passion for boating is a key component of their active lifestyle. With our many awards and honors, we cultivate a culture of excellence and premier boat building.
Diversity and Inclusion
We are committed to maintaining an employee-first culture. We are dedicated to protecting the well-being of our employees while creating a culture that promotes inclusivity, acceptance, equality and diversity. Our employees bring a blend of diverse backgrounds to promote an inclusive workforce and the opportunity for career growth for all employees. We seek to hire the best qualified individuals and do not discriminate on the basis of race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity and similar classification. We continually are evaluating our internal processes and programs to further build on our diverse, equitable and inclusive culture. We value our team and are committed to treating all employees with dignity and respect.
Community Involvement
We continually strive to make an impact on our local communities and serve them with gratitude. Each year, we partner with community organizations where our facilities are located and support local schools. In Tennessee, we partner with Toys for Tots and Angel Tree each holiday season. Our corporate sponsorship with the local Kiwanis Club has allowed us to give back to children with disabilities while also helping students prepare for the upcoming school year. We partner with the local Family Resources center each year to assist local students with cold-weather clothing fund and participates in additional local school initiatives to promote manufacturing trade jobs. In Kansas, we support our community though recreational leagues as well as donations to local libraries, events and school fundraisers, among other initiatives. In Florida, we give back to our local communities through the Treasure Coast Food Bank, Pet Food Drive for the Humane Society, Ready to Work Boot Camp, and the Everglades Foundation, Recreational Fishing Alliance and Coastal Conservation Association. Additionally, we are proud participants in and sponsors of the Making Strides Against Breast Cancer walk every year. We are proud of our partnerships with these outstanding organizations, and of the funds raised by our employees for children and families in the communities within which we operate.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 97.2% of the economic interest in the LLC as of June 30, 2021.
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

The diagram below depicts our current organizational structure, as of June 30, 2021:

LLC Unit Holders
Class A Stockholders
Class B Common Stock
• Voting rights only
• One vote for each LLC Unit held by such owner
• 2.8% of voting power in Malibu Boats, Inc.
Class A Common Stock
• 97.2% of voting power in Malibu Boats, Inc.
• 100.0% of economic interests in Malibu Boats, Inc., representing a 97.2% economic interest in Malibu Boats Holdings, LLC
Malibu Boats, Inc.
Sole Managing Member and LLC Units
• 97.2% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
• Number of units held equals number of outstanding shares of Class A Common Stock
• 100% of voting power in Malibu Boats Holdings, LLC, subject to certain limited exceptions
LLC Units
• 2.8% of total outstanding Units and economic interests in Malibu Boats Holdings, LLC
• Not publicly traded
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
Risks Related to our Business and Operations
Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.
Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in the United States and other countries where we operate or our dealers or suppliers are located. The impacts of the pandemic on our operations have included:
•The temporary shutdown of our facilities between March and May of 2020, limiting our ability to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020.
•Supply chain disruptions created by the temporary shutdown of facilities of our suppliers, which led us to limit our production levels during the first half of fiscal 2021 in an attempt to allow our supply chain to partially recover in preparation of higher manufacturing volumes that we planned for the second half of fiscal 2021.
•Lower production levels that, coupled with strong retail demand, contributed to lower inventory levels at our dealers as of June 30, 2021 compared to June 30, 2020.
These factors impacted our ability to meet our dealers’ and consumers’ demands during the second half of fiscal year 2021. While we experienced increased demand for our products in fiscal 2020 resulting in part from effects of the COVID-19 pandemic, there can be no assurance that we can maintain or continue to expand demand for our products. Furthermore, COVID-19 has impacted and may further impact the general economy, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity. Despite our efforts to manage and remedy COVID-19 related impacts to us, their ultimate impact also depends on factors beyond our knowledge or control, including any resurgences of the COVID-19 virus, third-party actions taken to contain its spread and mitigate its public health effects, and the related impact on consumer confidence and spending.
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
Increases in the cost of raw materials, component parts and transportation costs and shortages of certain raw materials could negatively impact our business.
The primary raw materials used in manufacturing our boats are petroleum-based resins, fiberglass and vinyl. Our profitability is affected by significant fluctuations in the prices of the raw materials and commodities that we use in our products and in the cost of freight and shipping to source materials, commodities, and other component parts necessary to assemble our products. In addition, our suppliers could face increased costs or an inability to meet required production levels due to their own limited market supply and, the tariffs the U.S. has imposed on certain foreign goods, including raw materials and components used in our manufacturing process. This could negatively impact our cost of sales, by increasing the price of raw materials and components used in our supply chain.
Any disruption in our suppliers’ operations could disrupt our production schedule.
Our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of components, raw materials and parts to manufacture our products and on time to meet our production schedules. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and we may therefore be at an increased risk for supply disruptions. Historically, we have not entered into long-term agreements with suppliers of our raw materials and components other than for our engines and outboard motors. Any number of factors, including labor disruptions, weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. If we experience supply disruptions—like those that we experienced in 2020 related to COVID-19 and certain severe weather events—we may not be able to develop alternate sourcing quickly or at all. Any material disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts could cause us not to be able to meet customer demand, to alter production schedules or suspend production entirely, which could cause a loss of revenues, which could materially and adversely affect our results of operations.
We rely solely on General Motors for the supply of Malibu and Axis engines, which we integrate into our products for marine use.
The availability and cost of engines used in the manufacture of our boats are critical. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. Our current agreement with General Motors LLC provides us with engines through model year 2023. If we are required to replace General Motors as our engine supplier for Malibu and Axis boats for any reason, it could cause a decrease in such boats available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations. For instance, in fiscal year 2020 we experienced interruption to our engine supply as a result of the United Auto Workers’ strike against General Motors. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred $2.6 million in costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
We have agreed to purchase substantially all of our outboard motors from Yamaha, which makes us reliant on Yamaha for our supply of outboard engines.
We have two joint marketing agreements with Yamaha Motor Corporation, U.S.A., or Yamaha, that require us to supply most of our boats that are pre-rigged with outboard motors with Yamaha outboard engines. In August 2018, we entered into a joint marketing agreement with Yamaha that became effective upon completion of our acquisition of Pursuit. Under our agreement with Yamaha, in exchange for certain incentives, we have agreed to purchase Yamaha outboard engines for use in all Pursuit and Cobalt branded boats that are pre-equipped with outboard motors when sold by us, except for up to 10% of Pursuit and Cobalt branded boats for sale in the United States. In addition, Maverick Boat Group has an agreement with Yamaha that we assumed when we acquired Maverick Boat Group. Under that agreement, Maverick Boat Group, in exchange for certain incentives, has agreed to purchase Yamaha outboard engines for use in all Maverick Boat Group branded boats that are pre-equipped with outboard motors when sold by us, except for up to 15% of Maverick Boat Group branded boats for sale in the United States and certain other limited exceptions.
While we believe that these agreements with Yamaha will provide the engines we need for our boats that use outboard motors, Yamaha could potentially exert significant bargaining power over quality, warranty claims, or other terms relating to the outboard engines we use. We also must pay penalties to Yamaha under each agreement if we do not achieve pre-determined purchase volume targets for each year of the agreement and for the entire term of the agreement. We may not be able to meet the purchase volume targets, which would require us to pay penalties to Yamaha. Our agreements with Yamaha that cover our Cobalt, Pursuit and Maverick Boat Group branded boats are scheduled to expire on June 30, 2023, unless extended by the parties to such agreement.
Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.
We have informal supply arrangements with many of our suppliers of components, raw materials and parts. In the event of a termination of the supply arrangement, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

Our ability to meet our manufacturing workforce’s needs is crucial to our results of operations and future sales and profitability.
We rely on the existence of an available hourly workforce to manufacture our boats. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, even when there are high unemployment rates in the regions where we have manufacturing facilities, it can be difficult to retain skilled employees. Although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.
The nature of our business exposes us to workers' compensation claims and other workplace liabilities.
Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace-related injuries. We have in the past been, and may in the future be, subject to fines, penalties, and other liabilities in connection with any such injury or damage. While we have implemented safety precautions at our facilities to mitigate contagious diseases, such as a pandemic, we may also be subject to possible lawsuits or regulatory actions or suffer from reputational risk if we experience spread in our workplace. We may be unable to maintain insurance for these potential liabilities on acceptable terms or such insurance may not provide adequate protection against potential liabilities.
We have grown our business through acquisitions; however we may not be successful in completing future acquisitions or integrating future acquisitions in a way that fully realizes their expected benefits to our business.
A key part of our growth strategy, as shown by our acquisition of Maverick Boat Groups in 2020, Pursuit in 2018, Cobalt in 2017 and our Australian licensee in 2014, has been to acquire other companies that expand our consumer base, enter new product categories or obtain other competitive advantages. We expect to continue to acquire companies as an element of our growth strategy; however, we may not be able to identify future acquisition candidates or strategic partners as part of our growth strategy that are suitable to our business, or we may not be able to obtain financing on satisfactory terms to complete such acquisitions.
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
Further, our inability to successfully integrate future acquisitions within the intended time frames or at all could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. For example, we continue to integrate the operations of Maverick Boat Group, which we acquired on December 31, 2020, into our business. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Maverick Boat Group have achieved or might achieve separately. Our ability to integrate Maverick Boat Group into our business will require additional time from our management team and require the monitoring of additional operations with its associated increased costs and complexity. The integration process with any acquisition may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses and may cause our stock price to decline. Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect.
Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.
Our growth strategy includes the possible acquisition of other businesses, such as our acquisitions of Cobalt, Pursuit and Maverick, and the potential integration of new product lines or related products to our boats, such as our initiatives to integrate the production of engines and trailers for our Malibu and Axis models. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity. Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.
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
We hold patents and trademarks relating to various aspects of our products and believe that proprietary technical know- how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or trademarks or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent or trademark protection, we may be vulnerable to competitors who attempt to copy our products, gain access to our trade secrets and know-how or diminish our brand through unauthorized use of our trademarks, all of which could adversely affect our business. Accordingly, we may need to engage in future litigation to enforce intellectual property rights, to protect trade secrets or to determine the validity and scope of proprietary rights of others.
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
Our business operations could be negatively impacted by an outage or breach of our information technology systems, operational technology systems, or a cybersecurity event.
We manage our business operations through a variety of information technology (IT) and operational technology systems which we continually enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. New system implementations, such as the current implementation of our new enterprise resource planning (ERP) system, across the enterprise also pose risks of outages or disruptions, which could affect our suppliers, commercial operations, and customers. We continue to upgrade, streamline, and integrate these systems but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. We exchange information with many trading partners across all aspects of our commercial operations through our IT systems. A breakdown, outage, malicious intrusion, breach, random attack, or other disruption of communications could result in erroneous or fraudulent transactions, disclosure of confidential information, loss of reputation and confidence, and may also result in legal claims or proceedings, penalties, and remediation costs. We have experienced cyber-attacks, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems or connected products.
The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. This could negatively affect our relationships with customers or trading partners, lead to potential claims against us, and damage our image and reputation. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations.
We have started the implementation of a new enterprise resource planning (ERP) system and if we are not able to successfully develop and manage that implementation, it could adversely affect our business or results of operations.
We have begun the process of designing and implementing a new ERP system. We are currently in the early design phases of the project. This project will require significant capital and human resources, the re-engineering of many processes of our business, and the attention of our management and other personnel who would otherwise be focused on other aspects of our business. The implementation may be more expensive and take longer to fully implement than we originally plan, resulting in increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, it will be difficult for us to estimate the ultimate costs and schedules. If for any reason portions of the implementation are not successful, we could be required to expense rather than capitalize related amounts.
Our operations and sales in international markets require significant management attention, expose us to difficulties presented by international economic, political, legal and business factors, and may not be successful or produce desired levels of sales and profitability.
We currently sell our products throughout the world and we manufacture boats internationally in Australia. Several factors, including weakened international economic conditions and the strength of the U.S. dollar, could adversely affect our international growth. Expansion in our existing international operations and entry into new international markets require significant management attention. Some of the countries in which we market and our distributors sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.
Doing business on a worldwide basis also requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or the OFAC. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.
A natural disaster, pandemic or other disruption at our facilities could adversely affect our business, financial condition and results of operations.
We rely on the continuous operation of our facilities in Tennessee, Florida, Kansas, California, and Australia. Any natural disaster, pandemic or other serious disruption to our facilities due to fire, flood, earthquake or any other unforeseen circumstances could adversely affect our business, financial condition and results of operations. If there is a disruption in our business it could result in a reduction of production and cause delays in our ability to meet consumer demand or receive supplies from our vendors. We cannot assure you that we will not have to suspend our operations again, whether voluntarily or as a result of federal, state or local mandates, and such closures could extend for a longer term than the prior shutdown of our facilities relating to COVID-19.
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
Changes in domestic and international tax legislation could expose us to additional tax liability and could impact the amount of our tax receivable agreement liability. Although we monitor changes in tax laws and work to mitigate the impact of proposed changes, such changes may negatively impact our financial results. Expected changes in current tax law in fiscal 2022 could impact our financial results in a material way. In addition, any increase in individual income tax rates would negatively affect our potential consumers’ discretionary income and could decrease the demand for our products.
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
Risks Related to Our Markets and the Recreational Powerboat Industry
Weak general economic conditions, particularly in the United States, can negatively impact our industry, demand for our products, and our business and results of operations.
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
If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
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
In addition, some of our direct competitors and indirect competitors may have significantly more resources to develop and patent new technologies. It is possible that our competitors will develop and patent equivalent or superior technologies and other products that compete with ours. We cannot be certain that our products or technologies have not infringed or will not infringe on the proprietary rights of others, including our competitors. They may assert these patents against us and we may be required to license these patents on unfavorable terms or cease using the technology covered by these patents, either of which would harm our competitive position and may materially adversely affect our business.
Our continued success is dependent on the positive perception of our brands, which, if impaired, could adversely affect our sales.
We believe that our brands are significant contributors to the success of our business and that maintaining and enhancing our brands are important to expanding our consumer and dealer base. The value of our brands is based in large part on perceptions and opinions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of our company. It may be difficult to control negative publicity, regardless of whether it is accurate. Negative incidents, such as quality and safety concerns, product recalls, severe incidents or injuries related to our products or actions, or statements or actions of our employees or dealers or the athletes associated with our products, could lead to tangible adverse effects on our business, including lost sales or employee retention and recruiting difficulties. Also, public concerns about the environmental impact of our products could result in diminished public perception of our brands. If the popularity of the sports and activities for which we design, manufacture and sell our boats were to decrease as a result of these risks or any negative publicity, sales of our products could decrease, which could have an adverse effect on our net revenue, profitability and operating results.
Retail demand for our boats is seasonal and unfavorable weather conditions just before and during spring and summer can have a negative effect on our revenues.
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
The recreational powerboat industry, and in particular the performance sport boat category, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve, including the saltwater outboard fishing boat market that we recently entered with our acquisitions of Pursuit and Maverick Boat Group, and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection and product performance. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition and results of operations.
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
Higher energy costs result in increases in operating expenses at our manufacturing facility and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum based raw materials, such as resins and foams, that are used in our products. Also, higher fuel prices may have an adverse effect on demand for our boats, as they increase the cost of ownership and operation.
Risks Related to our Dealers
We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.
Substantially all of our sales are derived from our network of independent dealers. Our top ten dealers represented 38.7%, 38.5% and 39.6% of our net sales for fiscal year 2021, 2020 and 2019, respectively. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 16.3%, 15.2% and 15.1% of consolidated net sales in fiscal years 2021, 2020 and 2019, respectively. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years.
The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality, price, value and availability of the manufacturers’ products, the manufacturers’ attention to customer service and the marketing support that the manufacturer provides to the dealers. We face intense competition from other recreational powerboat manufacturers in attracting and retaining dealers. In addition, independent dealers in the recreational powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A substantial deterioration in the number of dealers or quality of our network of dealers would have a material adverse effect on our business, financial condition and results of operations.
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
Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. If boats are returned to us, it would have an adverse impact on our net sales and could result in downward pressure on pricing of our boats. Since fiscal year 2019, we have repurchased a total of ten units from lenders to former dealers and those units were subsequently resold above their cost and at a minimal margin loss.
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
Risks Related to our Regulatory, Accounting, Legal and Tax Environment
The manufacture and sale of boats exposes us to product liability risks and a significant adverse determination in any material claim against us could adversely affect our operating results or financial condition.
The manufacture and sale and of our boats expose us to significant risks associated with product liability, economic loss, and other claims. For instance, we are currently in trial in a product liability case alleging defective product design and a failure to warn. See Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If our products are found to be defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to additional product liability or economic loss claims against us or adversely affect our brand image or reputation. We maintain product and general liability insurance policies, including excess insurance coverage for product liability claims. However, we are not fully insured against all potential claims and we may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Any losses that we may suffer from any such claims, including any unanticipated adverse determination of a material product liability claim or other material claim (particularly an uninsured matter), could materially and adversely affect our financial condition, and the effect that any such liability may have upon the reputation and marketability of our products may have a negative impact on our business and operating results.
Significant product repair and/or replacement costs due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We provide limited warranties for our boats. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us, through our dealer network, to repair or replace defective products during such warranty periods. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or alleged defect relates to safety. For example, in fiscal year 2019 we announced a recall on fuel pumps supplied to us by a third-party vendor and used in certain Malibu and Axis boats. While this recall did not have a material impact on our business, the repair and replacement costs we could incur in connection with a recall could materially and adversely affect our business and could cause consumers to question the safety or reliability of our products.
Changes to U.S. trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.
Changes in laws and policies governing foreign trade could adversely affect our business and trigger retaliatory actions by affected countries. There is significant uncertainty with respect to future trade regulations, including the imposition by the U.S. of tariffs and penalties on products manufactured outside the U.S., and existing international trade agreements, as shown by Brexit in Europe. The institution of global trade tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls have the potential to adversely impact the U.S. economy, our industry, our suppliers, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.
We must comply with environmental laws and regulations as a boat manufacturer that could increase the costs of our products and reduce consumer demand.
As with boat construction in general, our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under certain environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current or former facilities, regardless of whether such facilities are owned or leased or whether we caused the condition of contamination. We have not been notified of and are otherwise currently not aware of any contamination at our current or former facilities, or at any other location, for which we could have any material liability under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Also, the components in our boats may become subject to more stringent environmental regulations. For example, boat engines and other emission producing components may become subject to more stringent emissions standards, which could increase the cost of our engines, components and products, which, in turn, may reduce consumer demand for our products.

Our customers use our boats for recreational water and fishing activities. Environmental regulations, permitting and zoning requirements and other commercial policies and practices that limit access to water, including availability of slip locations and/or the ability to transfer boats among different waterways, access to fisheries, or the ability to fish in some areas could negatively affect demand for our boats. Future licensing requirements, including any licenses imposed on recreational boating, may also deter potential customers, thereby reducing our sales. Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, customer dissatisfaction with products, and other claims against us if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.
In addition to environmental regulations, we must also comply with product safety, workforce and other laws and regulations that may increase our costs and could result in harm to our reputation if we fail to comply with such regulations.
We are subject to federal, state, local, and foreign laws and regulations, including product safety, workforce, and other regulations. For instance, we are subject to laws governing our relationships with employees, including, but not limited to, employment obligations such as employee wage, hour, and benefits issues. The Occupational Safety and Health Administration (OSHA) also imposes standards of conduct for and regulates workplace safety, including physical safety and limits on the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Our facilities are also regularly inspected by OSHA and by state and local inspection agencies and departments.
Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, or modify our approach to our workforce, adversely affecting the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, legal requirements are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could result in compliance shortfalls, require additional product development investment, increase consumer pricing, and increase our costs or create liabilities where none exists today.
Risks Related to our Capital Structure
The only material asset of Malibu Boats, Inc. is our interest in the LLC, and therefore Malibu Boats, Inc. is dependent upon distributions from the LLC for any cash obligations of Malibu Boats, Inc..
Malibu Boats, Inc. is a holding company and has no material assets other than its ownership of LLC Units in the LLC. Malibu Boats, Inc. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates and payments under the tax receivable agreement. To the extent that Malibu Boats, Inc. need funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC, Malibu Australian Acquisition Corp., Cobalt Boats, LLC, PB Holdco, LLC, MBG Holdco, Inc. and Maverick Boat Group, Inc. from paying dividends or making distributions to Malibu Boats, Inc. Our credit agreement permits, however, (i) distributions to members of the LLC, including Malibu Boats, Inc., based on the member’s allocated taxable income, (ii) distributions to fund payments that are required under the our tax receivable agreement, (iii) purchases of stock or stock options of the LLC from former officers, directors or employees of loan parties under the credit agreement or payments pursuant to stock option and other benefit plans up to $3.0 million in any fiscal year, and (iv) distributions to Malibu Boats, Inc. for the repurchase of its capital stock of up to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10.0 million in any fiscal year, subject to compliance with other financial covenants.
The credit agreement governing our revolving credit facility and term loan contains restrictive covenants which may limit our operating flexibility and may impair our ability to access sufficient capital to operate our business.
We rely on our revolving credit facility and term loan to provide us with adequate liquidity to operate our business. Our credit agreement governing our revolving credit facility and term loan contains restrictive covenants that limit our ability to, among other things, incur additional debt and additional liens on property and make future payments of dividends or distributions on our capital stock. Further, the credit agreement requires compliance with financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA.
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
All of our $144.4 million of debt outstanding under our credit agreement as of June 30, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, the relevant date has been deferred to at least June 30, 2023 for certain tenors, at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative base rate on the last day of such interest period that determination is made. Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. In addition, our tax receivable agreement provides that, if for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR plus 500 basis points until they are paid. Our tax receivable agreement, however, does not provide for an alternative reference rate to LIBOR and, while we do not currently anticipate failing to pay any amounts owed under our tax receivable agreement, it is unclear how we would determine interest on any such amounts should we fail to pay as required under our tax receivable agreement.
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative base rate, we would expect to incur additional interest expense on such indebtedness as of June 30, 2021 of approximately $1.4 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of U.S. LIBOR on or before June 30, 2023.
We will be required to pay the pre-IPO owners (or any permitted assignee) for certain tax benefits pursuant to our tax receivable agreement with them, and the amounts we may pay could be significant.
We entered into a tax receivable agreement with the pre-IPO owners (or their permitted assignees) that provides for the payment by us to the pre-IPO owners (or any permitted assignee) of 85% of the tax benefits, if any, that we are deemed to realize as a result of (1) the increases in tax basis resulting from our purchases or exchanges of LLC Units and (2) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are the obligations of Malibu Boats, Inc. and not of the LLC. For purposes of the agreement, the benefit deemed realized by Malibu Boats, Inc. will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had we not entered into the tax receivable agreement.
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
•the extent to which such purchases or exchanges are taxable - if an exchange or purchase is not taxable for any reason, increased deductions will not be available; and
•the amount and timing of our income - Malibu Boats, Inc. will be required to pay 85% of the deemed benefits as and when deemed realized. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivable agreement.
We expect that the payments that Malibu Boats, Inc. may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $48.2 million over the next sixteen (16) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.
Further, there may be a material negative effect on our liquidity if distributions to Malibu Boats, Inc. by the LLC are not sufficient to permit Malibu Boats, Inc. to make payments under the tax receivable agreement after it has paid taxes. For example, Malibu Boats, Inc. may have an obligation to make tax receivable agreement payments for a certain amount while receiving distributions from the LLC in a lesser amount, which would negatively affect our liquidity. The payments under the tax receivable agreement are not conditioned upon the pre-IPO owners’ (or any permitted assignees’) continued ownership of us.
Malibu Boats, Inc. is required to make a good faith effort to ensure that it has sufficient cash available to make any required payments under the tax receivable agreement. The limited liability company agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay the actual tax liability of Malibu Boats, Inc. and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR, plus 500 basis points until they are paid.
In certain cases, payments under the tax receivable agreement to the pre-IPO owners (or any permitted assignees) of LLC Units may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
The tax receivable agreement provides that, in the event that we exercise our right to early termination of the tax receivable agreement, or in the event of a change in control or a material breach by us of our obligations under the tax receivable agreement, the tax receivable agreement will terminate, and Malibu Boats, Inc. will be required to make a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the tax receivable agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change in control payment and termination payments to the pre-IPO owners (or any permitted assignees) could be substantial and could exceed the actual tax benefits that Malibu Boats, Inc. receives as a result of acquiring the LLC Units because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement.
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
Risks Related to our Common Stock
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.
Our stock price ranged from $46.37 per share to $93.00 per share during fiscal year 2021. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our Class A Common Stock.
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
Kansas
Our Cobalt boats are manufactured in Neodesha, Kansas. We own the property in Neodesha, where we have four manufacturing facilities aggregating to 493,000 square feet of manufacturing space, including the expansion completed in 2020 of 42,000 square feet. Our Neodesha facilities are used in our Cobalt segment.
Florida
Our Pursuit boats are manufactured in Fort Pierce, Florida. We own the property where our Pursuit facilities are located. Our six manufacturing facilities for Pursuit aggregate to 392,100 square feet of manufacturing space, including the expansion completed in 2020 of 181,000 square feet.
Our Maverick Boat Group boats are manufactured at a separate location in Fort Pierce, Florida. We own the property where our Maverick Boat Group facilities are located. Our two manufacturing facilities for Maverick Boat Group aggregate to 242,800 square feet of manufacturing space.
Our Fort Pierce facilities for Pursuit and the Maverick Boat Group are used in our Saltwater Fishing segment.
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
Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol "MBUU".
On August 24, 2021, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $80.55 per share. As of August 24, 2021, we had approximately five holders of record of our Class A Common Stock and 10 holders of record of our Class B Common Stock. The actual number of holders of Class A Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares of Class A Common Stock are held in street name by brokers and other nominees.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close at the end of each of the years within the five-year period ended June 30, 2021 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities
On August 27, 2020, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units (the “ Repurchase Program”) for the period from

September 2, 2020 to July 1, 2021. During the fiscal year ended June 30, 2021, no shares have been repurchased under the Repurchase Program. This repurchase program expired on July 1, 2021.
Unregistered Sales of Equity Securities
On April 16, 2021, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 3,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2021 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. Selected Financial Data
The following table presents our selected financial data. The table should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Consolidated statement of operations and comprehensive income data:
Net sales	$926,515	$653,163	$684,016	$497,002	$281,937
Cost of sales	690,030	503,893	517,746	376,660	206,899
Gross profit	236,485	149,270	166,270	120,342	75,038
Operating expenses:
Selling and marketing	17,540	17,917	17,946	13,718	8,619
General and administrative	61,915	39,912	44,256	31,359	24,783
Amortization	7,255	6,131	5,956	5,198	2,198
Operating income	149,775	85,310	98,112	70,067	39,438
Other expense (income), net	1,514	1,578	6,315	(19,320)	(9,230)
Net income before income tax expense	148,261	83,732	91,797	89,387	48,668
Income tax expense	33,979	19,076	22,096	58,418	17,593
Net income	114,282	64,656	69,701	30,969	31,075
Net income attributable to non-controlling interest [1]	4,441	3,094	3,635	3,356	2,717
Net income attributable to Malibu Boats, Inc.	$109,841	$61,562	$66,066	$27,613	$28,358

Net income available to Class A Common Stock per share:
Basic	$5.29	$2.98	$3.17	$1.37	$1.59
Diluted	$5.23	$2.95	$3.15	$1.36	$1.58

Weighted average shares outstanding used in computing net income per share:
Basic	20,752,652	20,662,750	20,832,445	20,179,381	17,846,894
Diluted	21,011,087	20,852,361	20,966,539	20,281,210	17,951,332

Consolidated balance sheet data:
Total assets	$742,784	$477,346	$451,314	$365,768	$223,663
Total current liabilities	134,403	70,163	75,332	65,386	39,185
Total long-term liabilities	227,227	145,656	165,629	160,511	132,242
Total stockholders' equity	381,154	261,527	210,353	139,871	52,236

Additional financial and other data:
Unit volume	8,185	6,444	7,362	6,292	3,815
Gross margin	25.5%	22.8%	24.3%	24.2%	26.6%
Adjusted EBITDA [2]	$190,103	$110,947	$125,895	$92,718	$55,721
Net income margin	12.3%	9.9%	10.2%	6.2%	11.0%
Adjusted EBITDA margin [2]	20.5%	17.0%	18.4%	18.7%	19.8%
Adjusted fully distributed net income per share [2]	$6.01	$3.29	$3.76	$2.60	$1.56

(1)	The non-controlling interest represents the portion of earnings or (loss) attributable to the economic interest held by the non-controlling LLC Unit holders. The weighted average non-controlling interest attributable to ownership interests in the LLC was 3.1%, 3.8%, 4.1%, 5.3%, and 7.0% for the fiscal years ended June 30, 2021, 2020, 2019, 2018, and 2017, respectively. The non-controlling interest was 2.8%, 3.4%, 3.8%, 4.8% and 6.6% as of June 30, 2021, 2020, 2019, 2018, and 2017, respectively.
(2)
Adjusted EBITDA, adjusted EBITDA margin, and adjusted fully distributed net income per share are non-GAAP financial measures. For definitions of adjusted EBITDA, adjusted EBITDA margin, and adjusted fully distributed net income and a reconciliation of each measure to net income for the fiscal years ended June 30, 2021, 2020, and 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-GAAP Reconciliation of Non-GAAP Financial Measures.” For a reconciliation of each measure to net income for the fiscal years ended June 30, 2018 and 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-GAAP Reconciliation of Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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
We currently sell our boats under eight brands as shown in the table below, and we report our results of operations under three reportable segments, Malibu, Cobalt and Saltwater Fishing. We revised our segment reporting effective December 31, 2020 to account for our acquisition of Maverick Boat Group and to conform to changes in our internal management reporting based on our boat manufacturing operations. Prior to December 31, 2020, we had three reportable segments, Malibu, Pursuit and Cobalt. All segment information in the accompanying consolidated financial statements has been revised to conform to our current reporting segments for comparison purposes. Additional segment information is contained in Note 19 - Segment Reporting, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

		% of Total Revenues
		Fiscal Year Ended June 30,
Segment	Brands	2021	2020	2019
Malibu	Malibu	52.2%	54.3%	54.8%
	Axis

Saltwater Fishing	Pursuit	26.2%	18.9%	15.0%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	21.6%	26.8%	30.2%

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. We are the market leader in the United States in the performance sport boat category through our Malibu and Axis Wake Research boat brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $65,000 to $215,000.
Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. As noted below, we recently acquired Maverick Boat Group and added Maverick, Cobia, Pathfinder and Hewes to our brands. Our Maverick Boat Group family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. We are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $45,000 to $1,200,000.
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. We are the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $65,000 to $500,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of July 1, 2021, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
We achieved fiscal year 2021 net sales, net income and adjusted EBITDA of $926.5 million, $114.3 million and $190.1 million, respectively, which were an increase from $653.2 million, $64.7 million and $110.9 million, respectively, for fiscal year 2020. The increase from 2020 to 2021 resulted primarily from an increase in wholesale demand for our products, limited production caused by COVID related plant shutdowns during fiscal 2020, and the inclusion of the Maverick Boat Group since its acquisition on December 31, 2020. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
On December 30, 2020, our subsidiary, Malibu Boats, LLC, as the borrower, entered into the Third Incremental Facility Amendment and Third Amendment to its existing Second Amended and Restated Credit Agreement dated as of June 28, 2017 with Truist Bank, as the administrative agent, swingline lender and issuing bank. The third amendment added a $25.0 million incremental term loan facility with a maturity date of July 1, 2024 and increased the borrowing capacity available under the revolving credit facility by $50.0 million from $120.0 million to $170.0 million. The $25.0 million incremental term loan made pursuant to the third amendment is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022 and at a rate of 7.5% per year through June 30, 2024 and accrues interest at the same rate as other loans under the credit agreement.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to have an impact on us. We elected to suspend operations at all of our facilities from March 2020 until late April and early May 2020, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. During the first half of fiscal 2021, we constrained our production levels in an attempt to allow our supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that we planned for the second half of fiscal 2021. While our net sales for fiscal year 2021 were impacted by our lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal year 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal year 2021 resulted in lower inventory levels at our dealers as of June 30, 2021 compared to last year. We expect these lower inventory levels, while having the potential to impact retail sales in the near-term, will provide us strong order flow for our model year 2022 product, unless broader economic activity meaningfully contracts and negatively impacts customer demand.
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
The future impact of COVID-19 on our financial condition and results of operations, however, will depend on a number of factors, including factors that we may not be able to forecast at this time. In addition, a resurgence of COVID-19 in certain parts of the world, including the United States and parts of Europe, may lead to more restrictions being implemented again to reduce the spread of COVID-19. These measures could result in further interruptions to our operations and potentially a decrease in consumer spending. See the risk factor “Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis..” under Part I. Item 1A. of this Form 10- K.
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5.8% between 2011 and 2020, for the 50 reporting states. Within the recreational powerboat categories, the performance sport boats category, which we primarily serve with our Malibu and Axis brands, has produced a double-digit compound annual growth rate between 2011 and 2020. Outboard boats and fiberglass sterndrive boats have seen their combined market grow at a 5.0% compound annual growth rate between 2011 and 2020. This combined growth has been driven primarily by the outboard market. We target the outboard market with our Pursuit, Cobia, Pathfinder, Maverick and Hewes brands, as well as our Cobalt brand, which is a new entrant to the outboard market, and we plan to meaningfully expand our share of the fiberglass outboard category in the future. We cater to the sterndrive market through our Cobalt brand. While the market for sterndrive propulsion, particularly in lower foot length products, has been challenged, Cobalt’s performance continues to be helped by the higher foot length product market it serves, which has grown and through gains in market share by Cobalt. While retail growth in powerboats was negatively impacted by weak retail sales in March and April 2020 due to COVID-19, domestic retail demand growth for powerboats accelerated during calendar year 2020, in part because consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. Despite the impact of COVID-19 early in 2020, the increased demand during 2020 was broad based across recreational powerboat categories. Year-over-year domestic retail growth rates for 2020 in the performance sport boat, fiberglass outboard and sterndrive segments were approximately 22%, 10% and 9%, respectively. The first half of 2021 saw continued strong year-over-year retail growth, however, in May 2021 we saw lower growth and in certain markets year-over-year decreases in retail registrations driven by the lack of available inventory at our dealers and the high growth in those months during 2020. We believe retail registration activity will decline during the third calendar quarter of 2021 versus the comparable period in 2020 given the limited available inventory and the strong sales activity and resulting destocking in 2020. Notwithstanding the impact of limited inventory levels, we believe total 2021 retail registrations will remain strong given the current retail activity. Of new boat orders, we believe over 90% will be retail sold in the first quarter of fiscal 2022, and we anticipate a robust pace to continue throughout the remainder of the year.
As noted, the combination of continued strong retail market activity through 2020 and into early 2021 and the temporary suspension of our operations from March and into May 2020 depleted inventory levels at our dealers below prior year levels. Our planned ramp in manufacturing throughput during the third quarter of fiscal 2021 was well supported by our supply chain. However, our second half performance was negatively impacted by operational challenges and supply chain constraints created by severe winter weather, further delaying our ability to add to depleted inventory levels. As a result of these lower dealer inventory levels, we expect to see meaningful wholesale demand to restock our dealer inventories through fiscal year 2022 and beyond. We expect lower dealer inventory levels will support our wholesale shipments and financial performance through fiscal year 2022. We believe that strength is likely to continue into fiscal year 2023. The duration of our dealer restocking demand may be extended by our suppliers' ability to increase production to match our desired wholesale production targets. We are currently experiencing supply chain disruptions that we believe are driven by numerous factors, including labor shortages, logistical disruptions and limited inputs and rising prices to our suppliers. The length and duration of these challenges is unknown and they may meaningfully impact our ability to restock our dealers inventories in a timely manner. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For example, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. To date, growth in our domestic market has offset the significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats with new product development, improved distribution, new models, and innovative features. Our market remains highly competitive however and our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. Notwithstanding this increasingly competitive environment, we expanded our market share lead in 2019 in the performance sport boats category over our nearest competitors. However, we believe decreased dealer inventory levels driven by strong retail growth in the second half of 2020 led to a reduction in our market share for 2020; however, we continue to maintain the leading market share in the performance sport boat category. In addition, we continue to be the market share leader in both the premium and value-oriented product sub- categories for performance sports boats, we continue to maintain the number one market share position in the United States for the 24’—29’ segment of the sterndrive boat category, and we have the number two market share position in the outboard fiberglass fishing market. Our ability to continue to increase inventory levels at our dealers will be important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain and potentially expand our industry leading market position in performance sports boats.
We believe our track record of expanding our market share with our Malibu and Axis brands due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt, Pursuit and Maverick Boat Group acquisitions. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding the Cobalt, Pursuit and Maverick Boat Group product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Cobalt, Pursuit and Maverick Boat Group will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we introduced five new models of boats during the first half of fiscal year 2021 and we have included Splash and Stow and a new electronic flip down Swim Step for model year 2021 boats. For the Pursuit brand, our focus has been on expanding the award-winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the new S 378. Our newest acquisition, Maverick Boat Group, is in the very early stages of integration into the business and meaningful product and innovation changes will be developed for coming years. We believe enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, which we discuss below.
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational powerboat industry has shown continued growth from 2010 through 2020 based on retail sales. While there is still some uncertainty surrounding the COVID-19 pandemic we believe we are well positioned strategically in the recreational powerboat market with brands that are market leaders in their segments.
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
Product Mix
Leveraging our robust product offering and features to enhance our sales growth and gross margins. Our product mix, as it relates to our brands, types of boats and features, not only makes our offerings attractive to consumers but also helps drive higher sales and margins. Historically, we have been able to realize higher sales and margins when we sell larger boats compared to our smaller boats, our premium brands compared to our entry-level brands and our boats that are fully-equipped with optional features. We intend to continue to develop new features and models and maintain an attractive product mix that optimizes sales growth and margins.
Ability to Manage Manufacturing Costs, Sales Cycles and Inventory Levels
Our results of operations are affected by our ability to manage our manufacturing costs effectively and to respond to changing sales cycles. Our product costs vary based on the costs of supplies and raw materials, as well as labor costs. We have implemented various initiatives to reduce our cost base and improve the efficiency of our manufacturing process. We are continuously monitoring and reviewing our manufacturing processes to identify improvements and create additional efficiencies. During fiscal year 2020, we expanded our facilities in Kansas and Florida for our Cobalt and Pursuit operations, respectively. We are currently working on expansion projects at Maverick Boat Group in Florida. We expect this expanded facility will allow us to continue improving the manufacturing process and increase volume at this location. We rely on our insights into the market gleaned from dealer inventory levels, industry reports about anticipated demand for our products in the upcoming sales cycle and our own estimates and assumptions in formulating our manufacturing plan for the following fiscal year. Throughout our consumer sales cycle, which reaches its peak from March through August of each year, we adjust our manufacturing activities in order to adapt to variability in demand.
Dealer Network, Dealer Financing and Incentives
We rely on our dealer network to distribute and sell our products. We believe we have developed the strongest distribution network in the performance sport boat category. To improve and expand our network and compete effectively for dealers, we regularly monitor and assess the performance of our dealers and evaluate dealer locations and geographic coverage in order to identify potential market opportunities. Our acquisitions of Cobalt, Pursuit and Maverick Boat Group has allowed us to expand into each of their strong dealer networks as well. We intend to continue to add dealers in new territories in the United States as well as internationally, which we believe will result in increased unit sales.
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
Vertical Integration
We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of boat trailers, towers and tower accessories, machined and billet parts, and soft grip flooring. We began producing our own engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. Recently we began producing soft grip flooring for our Malibu, Axis and new Cobalt models.
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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Rebates and free flooring —consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Cobalt segments, if a domestic dealer meets its monthly or quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. For our Saltwater Fishing segment, if a dealer meets its quarterly or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period. For more information, see "Item 1. Business - Dealer Management."
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
Income Taxes
Malibu Boats, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. Maverick Boat Group is separately subject to U.S. federal and state income tax with respect to its net taxable income.
Net Income Attributable to Non-controlling Interest
As of June 30, 2021 and 2020, we had a 97.2% and 96.6% controlling economic interest and 100% voting interest in the LLC. We consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the LLC members.
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

	Fiscal Year Ended June 30,
	2021		2020		2019
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	926,515	100.0%	653,163	100.0%	684,016	100.0%
Cost of sales	690,030	74.5%	503,893	77.2%	517,746	75.7%
Gross profit	236,485	25.5%	149,270	22.8%	166,270	24.3%
Operating expenses:
Selling and marketing	17,540	1.9%	17,917	2.8%	17,946	2.6%
General and administrative	61,915	6.6%	39,912	6.1%	44,256	6.5%
Amortization	7,255	0.8%	6,131	0.9%	5,956	0.9%
Operating income	149,775	16.2%	85,310	13.0%	98,112	14.3%
Other (income) expense:
Other	(1,015)	(0.1)%	(2,310)	(0.4)%	(149)	—%
Interest expense	2,529	0.3%	3,888	0.6%	6,464	0.9%
Other (income) expense, net	1,514	0.2%	1,578	0.2%	6,315	0.9%
Net income before provision for income taxes	148,261	16.0%	83,732	12.8%	91,797	13.4%
Income tax provision	33,979	3.7%	19,076	2.9%	22,096	3.2%
Net income	114,282	12.3%	64,656	9.9%	69,701	10.2%
Net income attributable to non-controlling interest	4,441	0.5%	3,094	0.5%	3,635	0.5%
Net income attributable to Malibu Boats, Inc.	109,841	11.8%	61,562	9.4%	66,066	9.7%

	Fiscal Year Ended June 30,
	2021		2020		2019
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	4,841	59.1%	3,980	61.8%	4,547	61.7%
Saltwater Fishing [1]	1,428	17.5%	508	7.9%	406	5.5%
Cobalt	1,916	23.4%	1,956	30.3%	2,409	32.8%
Total Units	8,185		6,444		7,362

Net sales per unit	$113,197		$101,360		$92,912
(1) We acquired all of the outstanding stock of Maverick Boat Group on December 31, 2020 and substantially all of the assets of Pursuit on October 15, 2018.
Comparison of the Fiscal Year Ended June 30, 2021 to the Fiscal Year Ended June 30, 2020
Net Sales
Net sales for fiscal year 2021 increased $273.4 million, or 41.9%, to $926.5 million, compared to fiscal year 2020. Unit volume for fiscal year 2021 increased 1,741 units, or 27.0%, to 8,185 units compared to fiscal year 2020. The increase in net sales was driven primarily by a favorable model mix in our Malibu and Cobalt segment and increased unit volume in our Malibu and Saltwater fishing segments. The increase in unit volume for our Saltwater Fishing segment was due mostly to our acquisition of Maverick Boat Group on December 31, 2020.
Net sales attributable to our Malibu segment increased $128.8 million, or 36.3%, to $483.5 million for fiscal year 2021 compared to fiscal year 2020. Unit volumes attributable to our Malibu segment increased 861 units for fiscal year 2021 compared to fiscal year 2020. The increase in net sales and unit volumes was driven primarily by strong demand for our new, larger models and optional features.

Net sales from our Saltwater Fishing segment increased $119.3 million, or 96.5%, to $242.9 million for fiscal year 2021 compared to fiscal year 2020. Unit volumes increased 920 units for fiscal year 2021 compared to fiscal year 2020. The increase in net sales was driven primarily by the increased volumes at Pursuit and due to the acquisition of Maverick Boat Group on December 31, 2020.
Net sales from our Cobalt segment increased $25.3 million, or 14.5%, to $200.1 million for fiscal year 2021 compared to fiscal year 2020. Unit volumes attributable to Cobalt decreased 40 units for fiscal year 2021 compared to fiscal year 2020. The increase in net sales was driven by a favorable product mix of our Cobalt models impacting net sales per unit, offset by lower volume. Our unit volumes for our Cobalt segment decreased during fiscal year 2021 because of lower production levels related to our investment in the Cobalt facilities to optimize efficiency and expand capacity, the introduction of six new Cobalt models during fiscal year 2021 and challenges around labor and supply as a result of the pandemic and severe winter weather.
Our overall net sales per unit increased 11.7% to $113,197 per unit for fiscal year 2021 compared to fiscal year 2020. Net sales per unit for our Malibu segment increased 12.1% to $99,881 per unit for fiscal year 2021 compared to fiscal year 2020, primarily driven by higher sales of new, more expensive models and optional features. Net sales per unit for our Saltwater Fishing segment decreased 30.1% to $170,108 per unit for fiscal year 2021 compared to fiscal year 2020, primarily driven by mix of models due to the acquisition of Maverick Boat Group on December 31, 2020. Net sales per unit for our Cobalt segment increased 16.9% to $104,424 per unit for fiscal year 2021 compared to fiscal year 2020, driven by higher sales of larger, more expensive models and optional features.
Cost of Sales
Cost of sales for fiscal year 2021 increased $186.1 million, or 36.9%, to $690.0 million compared to fiscal year 2020. The increase in cost of sales was driven by higher costs related to higher net sales in our Malibu and Saltwater Fishing segments. In the Malibu segment, higher material and labor costs contributed $70.4 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher volumes, primarily related to the acquisition of Maverick Boat Group, drove $83.7 million of increase in cost of sales which was also modestly impacted by higher per unit costs. In the Cobalt segment, higher material and labor costs contributed $14.7 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit.
Gross Profit
Gross profit for fiscal year 2021 increased $87.2 million, or 58.4%, compared to fiscal year 2020. The increase in gross profit was driven primarily by higher sales revenue with a more favorable product mix and the contribution of Maverick Boat Group partially offset by the increased cost of sales for the reasons noted above. Gross margin increased 270 basis points from 22.8% in fiscal 2020 to 25.5% in fiscal year 2021.
Operating Expenses
Selling and marketing expense for fiscal year 2021 decreased $0.4 million, or 2.1% to $17.5 million compared to fiscal year 2020. The decrease was driven primarily by decreased travel and promotional events due mostly to restrictions imposed by COVID-19 offset by incremental selling and marketing expenses with the acquisition of Maverick Boat Group. As a percentage of sales, selling and marketing expense decreased 90 basis points from 2.8% for fiscal year 2020 to 1.9% for fiscal year 2021. General and administrative expense for fiscal year 2021 increased $22.0 million, or 55.1%, to $61.9 million compared to fiscal year 2020. The increase in general and administrative expenses was driven primarily by acquisition and integration related costs, compensation, higher legal expenses related to intellectual property litigation and incremental general and administrative expenses due to the acquisition of Maverick Boat Group. As a percentage of sales, general and administrative expenses increased 50 basis points to 6.6% for fiscal year 2021 compared to 6.1% for fiscal year 2020. Amortization expense for fiscal year 2021 increased $1.1 million, or 18.3%, to $7.3 million compared to fiscal year 2020, due to additional amortization from intangible assets acquired as a result of the acquisition of Maverick Boat Group on December 31, 2020.
Other (Income) Expense, Net
Other expense, net for fiscal year 2021 decreased by $0.1 million, or 4.1% to $1.5 million as compared to fiscal year 2020. In fiscal year 2021, we reduced our tax receivable agreement liability by $0.1 million that resulted in a corresponding amount being recognized as other income during the same period, compared to fiscal year 2020, when we reduced our tax receivable agreement liability by $1.7 million that resulted in a corresponding amount being recognized as other income during fiscal year 2020. Our interest expense decreased by $1.3 million during fiscal year 2021 compared to fiscal year 2020 due to lower interest rates on outstanding debt.

Provision for Income Taxes
Our provision for income taxes for fiscal year 2021 increased $14.9 million, or 78.1% to $34.0 million compared to fiscal year 2020. This increase was primarily driven by higher pre-tax earnings and increased U.S. state taxes. For fiscal year 2021, our effective tax rate of 22.9% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes, and partially offset by the impact of non-controlling interests in the LLC. For fiscal year 2020, our effective tax rate of 22.8% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes, and partially offset by the impact of non-controlling interests in the LLC.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2021 and 2020, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 3.1% and 3.8%, respectively.
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
Net sales from our Saltwater Fishing segment increased $20.8 million, or 20.3%, to $123.6 million for fiscal year 2020 compared to fiscal year 2019. Unit volumes attributable to Saltwater Fishing increased 102 units for fiscal year 2020 compared to fiscal year 2019. The increase in Saltwater Fishing net sales resulted from a full year of sales from Pursuit in fiscal year 2020 compared to a partial nine months in fiscal year 2019 since our acquisition of Pursuit on October 15, 2018. The increase in net sales and unit volumes were partially offset by the lower average selling price due to the mix of models sold and the temporary shutdown of our Fort Pierce, Florida facility in the second half of fiscal year 2020 as a result of the COVID-19 pandemic.
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
Our overall net sales per unit increased 9.1% to $101,360 per unit for fiscal year 2020 compared to fiscal year 2019. Net sales per unit for our Malibu segment increased 8.2% to $89,138 per unit for fiscal year 2020 compared to fiscal year 2019, primarily driven by higher sales for new, more expensive models and optional features. Net sales per unit for our Saltwater Fishing segment decreased 3.9% to $243,358 per unit for fiscal year 2020 compared to fiscal year 2019, primarily driven by lower average selling price due to the mix of models sold. Net sales per unit for our Cobalt segment increased 4.2% to $89,350 per unit for fiscal year 2020 compared to fiscal year 2019, driven by year-over-year price increases.

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

Provision for Income Taxes
Our provision for income taxes for fiscal year 2020 decreased $3.0 million, to $19.1 million compared to fiscal year 2019. This decrease was primarily driven by lower pre-tax earnings and reduced U.S. state taxes. For fiscal year 2020, our effective tax rate of 22.8% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes, and partially offset by the impact of non-controlling interests in the LLC. For fiscal year 2019, our effective tax rate of 24.1% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit and the impact of non-controlling interests in the LLC.

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
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration-related expenses, non-cash compensation expense, expenses related to interruption to our engine supply during the labor strike by United Auto Workers ("UAW") against General Motors, expenses attributable to our engine vertical integration initiative and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Net income	$114,282	$64,656	$69,701
Provision for income taxes	33,979	19,076	22,096
Interest expense	2,529	3,888	6,464
Depreciation	15,636	12,249	10,004
Amortization	7,255	6,131	5,956
Professional fees [1]	5,817	1,013	739
Acquisition and integration related expenses [2]	5,112	—	5,245
Stock-based compensation expense 3.	5,581	3,042	2,607
UAW strike impact [4]	—	2,564	—
Engine development [5]	—	—	3,186
Adjustment to tax receivable agreement liability [6]	(88)	(1,672)	(103)
Adjusted EBITDA	$190,103	$110,947	$125,895
Net Sales	$926,515	$653,163	$684,016
Net Income Margin [7]	12.3%	9.9%	10.2%
Adjusted EBITDA Margin [7]	20.5%	17.0%	18.4%

(1)	For fiscal years 2021, 2020 and 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
(2)
For fiscal year ended June 30, 2021, represents legal and advisory fees incurred in connection with our acquisition of Maverick Boat Group on December 31, 2020. Integration related expenses for fiscal year 2021 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired from Maverick Boat Group, which was sold during the third quarter of fiscal year 2021. For fiscal year 2019, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018. Integration related expenses for fiscal year 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of Pursuit inventory acquired, most of which was sold during the second quarter of fiscal year 2019.

(3)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.
(4)	Represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(5)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(6)
For fiscal years 2021, 2020, and 2019, respectively, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2019, the rate decrease was mainly offset by an increase to other expense for tax receivable agreement liability derived by future tax benefits from Tennessee net operating losses at Malibu Boats, Inc. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(7)	We calculate net income margin as net income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.
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

	Fiscal Year Ended June 30,
	2021	2020	2019
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$109,841	$61,562	$66,066
Provision for income taxes	33,979	19,076	22,096
Professional fees [1]	5,817	1,013	739
Acquisition and integration related expenses [2]	10,558	4,262	9,506
Fair value adjustment for interest rate swap [3]	—	68	350
Stock-based compensation expense [4]	5,581	3,042	2,607
Engine development [5]	—	—	3,186
UAW strike impact [6]	—	2,564	—
Adjustment to tax receivable agreement liability [7]	(88)	(1,672)	(103)
Net income attributable to non-controlling interest [8]	4,441	3,094	3,635
Fully distributed net income before income taxes	170,129	93,009	108,082
Income tax expense on fully distributed income before income taxes [9]	40,150	21,857	26,048
Adjusted Fully Distributed Net Income	$129,979	$71,152	$82,034

	Fiscal Year Ended June 30,
	2021	2020	2019
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,752,652	20,662,750	20,832,445
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [10]	665,217	806,943	880,144
Weighted-average unvested restricted stock awards issued to management [11]	212,579	155,433	130,520
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,630,448	21,625,126	21,843,109
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Fiscal Year Ended June 30,
	2021	2020	2019
Net income available to Class A Common Stock per share	$5.29	$2.98	$3.17
Impact of adjustments:
Provision for income taxes	1.64	0.92	1.06
Professional fees [1]	0.28	0.05	0.04
Acquisition and integration related expenses [2]	0.51	0.21	0.46
Fair value adjustment for interest rate swap [3]	—	—	0.02
Stock-based compensation expense [4]	0.27	0.15	0.13
Engine development [5]	—	—	0.15
UAW strike impact [6]	—	0.12	—
Adjustment to tax receivable agreement liability [7]	—	(0.08)	—
Net income attributable to non-controlling interest [8]	0.21	0.15	0.17
Fully distributed net income per share before income taxes	8.20	4.50	5.20
Impact of income tax expense on fully distributed income before income taxes [9]	(1.93)	(1.06)	(1.25)
Impact of increased share count [12]	(0.26)	(0.15)	(0.19)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$6.01	$3.29	$3.76

(1)	For fiscal years 2021, 2020 and 2019, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
(2)	For fiscal year 2021, represents legal and advisory fees incurred in connection with the acquisition of Maverick Boat Group and amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt. Integration related expenses for fiscal year 2021 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired from Maverick Boat Group, which was sold during the third quarter of fiscal 2021. For fiscal year 2020, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt. For fiscal year 2019, represents integration costs and legal, professional and advisory fees incurred in connection with our acquisition of Pursuit on October 15, 2018 and amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt. Integration related expenses for fiscal year 2019 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired, most of which was sold during the second quarter of fiscal year 2019 and $1.3 million in depreciation and amortization associated with our fair value step up of property, plant and equipment and intangibles acquired in connection with the acquisition of Pursuit.
(3)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015. The swap matured on March 31, 2020.
(4)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.
(5)	Represents costs incurred in connection with our vertical integration of engines including product development costs and supplier transition performance incentives.
(6)	Represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(7)
For fiscal years 2021, 2020, and 2019, respectively, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2019, the rate decrease was mainly offset by an increase to other expense for tax receivable agreement liability derived by future tax benefits from Tennessee net operating losses at Malibu Boats, Inc. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(8)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(9)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.6% of income before taxes for fiscal year 2021, 23.5% for fiscal year 2020, and 24.1% of income before taxes for fiscal year 2019, in each case assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal years 2021, 2020 and 2019 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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

	Fiscal Year Ended June 30,
	2021	2020	2019
Total cash provided by (used in):
Operating activities	$131,314	$94,141	$81,500
Investment activities	(181,095)	(40,394)	(118,011)
Financing activities	57,346	(47,323)	2,375
Impact of currency exchange rates on cash balances	127	(29)	(95)
Increase (decrease) in cash	$7,692	$6,395	$(34,231)

Comparison of the Fiscal Year Ended June 30, 2021 to the Fiscal Year Ended June 30, 2020
Operating Activities
Net cash from operating activities was $131.3 million for fiscal year 2021, compared to $94.1 million for the same period in 2020, an increase of $37.2 million. The increase in cash provided by operating activities primarily resulted from an increase of $56.4 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) and a net decrease in operating assets and liabilities of $19.2 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used for investing activities was $181.1 million for fiscal year 2021 compared to $40.4 million for the same period in 2020, a increase of $140.7 million. The increase in cash used for investing activities was primarily related to the acquisition of Maverick Boat Group on December 31, 2020, partially offset by a reduction in capital expenditures compared to the capital outlays for our expansion activities at our Pursuit and Cobalt plants in fiscal year 2020.
Financing Activities
Net cash provided by financing activities was $57.3 million for fiscal year 2021 compared to net cash used by financing activities of $47.3 million for fiscal year 2020, a change of $104.6 million. During fiscal year, 2021, we received proceeds of $25.0 million from a new incremental term loan and $65.0 million from additional borrowings under our revolving credit facility to fund the acquisition of Maverick Boat Group. During fiscal year 2021, we also repaid $28.8 million of borrowings under our revolving credit facility, we repaid $0.6 million on our term loan, paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $0.6 million in deferred financing costs, paid $1.8 million in distributions to LLC unit holders and received $0.3 million in proceeds from the exercise of stock options. During fiscal year 2020, we received $103.8 million in proceeds from our credit facility primarily to provide financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. During fiscal year 2020, we repaid $135 million of borrowings under our revolving credit facility, repurchased $13.8 million of our Class A Common Stock under our previously announced stock repurchase program, paid $0.8 million on taxes for shares withheld on restricted stock vestings, paid $1.8 million in distributions to LLC unit holders and we received $0.4 million in proceeds from the exercise of stock options.
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
Financing Activities
Net cash used by financing activities was $47.3 million for fiscal year 2020 compared to net cash provided by financing activities of $2.4 million for fiscal year 2019, a change of $49.7 million. During fiscal year 2020, we received $103.8 million in proceeds from our credit facility primarily to provide financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. We repaid $135 million of revolving debt and we repurchased $13.8 million of our Class A Common Stock under our previously announced stock repurchase program. We also paid $1.8 million in distributions to LLC unit holders and $0.8 million on taxes for shares withheld on restricted stock vestings and we received $0.4 million in proceeds from the exercise of stock options during fiscal year 2020. During fiscal year 2019, we received $55.0 million in proceeds from our credit facility primarily to fund the acquisition of Pursuit, which we subsequently repaid. We also converted $35.0 million from term debt to our revolving credit facility in May 2019. We also paid $1.8 million in distributions to LLC unit holders and $1.2 million on taxes for shares withheld on restricted stock vestings and we received $0.7 million proceeds from the exercise of stock options.
Loans and Commitments
We amended our existing credit agreement on December 30, 2020 in connection with our acquisition of Maverick Boat Group. As a result of that amendment, we currently have a revolving credit facility with borrowing capacity of up to $170.0 million and a $99.4 million term loan outstanding. As of June 30, 2021, we had $45.0 million outstanding under our revolving credit facility and $1.2 million in outstanding letters of credit, with $123.8 million available for borrowing. Our revolving credit facility matures on July 1, 2024, the incremental term loan made on December 30, 2020 in a principal amount of $25.0 million, of which $24.4 million is outstanding as of June 30, 2021, (which we refer to as the incremental term loan) matures on July 1, 2024, and the remaining $75.0 million of term loans (which we refer to as the existing term loans, and together with the incremental term loan, the term loans) mature on July 1, 2022. The revolving credit facility and term loans are governed by a credit agreement with Boats LLC as the borrower and Truist Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
All borrowings under the credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2021, the interest rate on the term loans and revolving credit facility was 1.35%. We are required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
The credit agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default, or pending or threatened litigation. The credit agreement also requires compliance with certain customary financial covenants, including a minimum ratio of EBITDA to fixed charges and a maximum ratio of total debt to EBITDA. The credit agreement contains certain restrictive covenants, which, among other things, place limits on certain activities of the loan parties under the credit agreement, such as the incurrence of additional indebtedness and additional liens on property and limit the future payment of dividends or distributions. For example, the credit agreement generally prohibits the LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to us. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $3.0 million in any fiscal year, and (iv) share repurchase payments up to $35.0 million in any fiscal year subject to one-year carry forward and compliance with other financial covenants. In addition, the LLC may make dividends and distributions of up to $10.0 million in any fiscal year, subject to compliance with other financial covenants. As of June 30, 2021, we believe we were in compliance in all material respects with the covenants contained in the credit agreement.
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

All of our $144.4 million of debt outstanding under our credit agreement as of June 30, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our credit agreement to replace LIBOR with an alternative benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
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
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative benchmark rate, we would expect to incur additional interest expense on such indebtedness as of June 30, 2021 of approximately $1.4 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of U.S. LIBOR by June 30, 2023.
Future Liquidity Needs and Capital Expenditures
Management believes that our existing cash and cash flows from operations will be sufficient to fund our operations for the next 12 months. We estimate that approximately $3.8 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2022.
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
Stock Repurchase Program
On August 27, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $50.0 million of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021. No shares were repurchased under the share repurchase program and it expired on July 1, 2021.
Capital Resources
Management expects our capital expenditures for fiscal year 2022 to be more than our capital expenditures for fiscal year 2021 primarily driven by expansion projects at our Maverick Boat Group facility, investments in new models, capacity enhancements and vertical integration initiatives.
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
Contractual Obligations and Commitments
As of June 30, 2021, our contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(In thousands)
Long-term debt [1]	$144,375	$4,250	$74,969	$65,156	$—
Interest expense [2]	3,793	1,961	1,832	—	—
Operating leases [3]	15,943	2,503	5,113	4,568	3,759
Purchase obligations [4]	141,443	141,443	—	—	—
Payments pursuant to tax receivable agreement [5]	48,214	3,773	8,006	8,581	27,854
Total	$353,768	$153,930	$89,920	$78,305	$31,613

(1)	Principal payments on our outstanding bank debt per terms of our Credit Agreement, which is comprised of a $100.0 million term loan, of which $99.4 million is outstanding as of June 30, 2021 and $170.0 million revolving credit facility, of which $45.0 million was outstanding as of June 30, 2021. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The balance of the existing term loans matures on July 1, 2022, the incremental term loan matures on July 1, 2024 and the revolving credit facility matures on July 1, 2024.
(2)	Interest payments on our outstanding term loans and revolving credit facility under our credit agreement. Our term loans and revolving credit facility bear interest at variable rates. We have calculated future interest obligations based on the interest rate for our term loan and revolving credit facility as of June 30, 2021.
(3)	Pursuant to the adoption of ASC Topic 842, Leases, as of July 1, 2019 our lease liability for all leases with terms greater than 12 months as represented on the balance sheet respective of maturity.
(4)	As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2022.
(5)	Reflects amounts owed under our tax receivables agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our products. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. For fiscal year 2021, we did not repurchase any boats under our repurchase agreements. For fiscal year 2020, we repurchased two units from a lender of one of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss. For fiscal year 2019, we repurchased eight units from a lender of two of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
Business Combinations
We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets) and liabilities assumed in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date. We recognized goodwill of $19.8 million as a result of our acquisition of Cobalt in July 2017, goodwill of $19.5 million as a result of our acquisition of Pursuit in October 2018 and goodwill of $49.2 million as a result of our acquisition of Maverick Boat Group in December 2020. We had goodwill outstanding of $101.0 million as of June 30, 2021.
When determining such fair values, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to projected future cash flows, dealer attrition and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates and changes could be significant. Furthermore, our estimates might change as additional information becomes available.
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
Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate warranty costs we expect to incur and record a liability for such costs at the time the product revenue is recognized. We utilize historical claims trends and analytical tools to develop the estimate of our warranty obligation on a per boat basis, by brand and warranty year. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Beginning with model year 2016, we increased the term of our limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, we increased the term of our bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of our Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, we have little historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods. A hypothetical change of a 10% increase or decrease to our estimate of the warranty liability as of June 30, 2021 would have affected net income for the fiscal year ended June 30, 2021 by approximately $3.5 million.
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a gain of $0.2 million in foreign currency translation in the fiscal year ended June 30, 2021. We had a gain of $0.1 million in foreign currency translation for fiscal year 2020 and were flat for fiscal year 2019. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility and term loans, which bear interest at variable rates. At June 30, 2021, we had $99.4 million of term loans outstanding under our term loan facility and $45.0 million outstanding debt under our revolving credit facility. As of June 30, 2021, the undrawn borrowing amount under our revolving credit facility was $125.0 million. Borrowings under the term loans and revolving credit facility bear interest at our option of (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1%, which is the Base Rate, or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.25% with respect to Base Rate borrowings and 1.25% to 2.25% with respect to LIBOR borrowings. Therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place.
At June 30, 2021, the interest rate on our term loans and revolving credit facility was 1.35%. Based on a sensitivity analysis at June 30, 2021, assuming a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.4 million.

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
The Company's management, including its chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2021. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
The Company acquired Maverick Boat Group, Inc. on December 31, 2020. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired business, management excluded Maverick Boat Group, Inc. from the scope of its annual report on internal controls over financial reporting for the fiscal year ended June 30, 2021. Maverick Boat Group, Inc. contributed approximately 27% to consolidated total assets as of June 30, 2021 and 8% to consolidated net sales for the fiscal year ended June 30, 2021. The Company is in the process of integrating this business into its overall internal controls over financial reporting process and plans to include it in the scope for the fiscal year ended June 30, 2022.
Based on such assessment the Company's management has concluded that, as of June 30, 2021, its internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of June 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Malibu Boats, Inc.
Loudon, Tennessee
August 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Malibu Boats, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated August 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Maverick Boat Group, Inc. during the fiscal year ended June 30, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, Maverick Boat Group, Inc.’s internal control over financial reporting associated with approximately 27% of consolidated total assets and 8% of consolidated net sales included in the consolidated financial statements of the Company as of and for the fiscal year ended June 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Maverick Boat Group, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of certain assumptions underlying the product warranty liability for certain brands
As discussed in Note 9 to the consolidated financial statements, the Company’s product warranty liability as of June 30, 2021 was $35.0 million. The product warranty liability represents estimated future costs to repair or replace defective products during the warranty period for each boat sold. The Company’s estimated future costs to repair or replace defective products includes assumptions regarding the anticipated warranty costs per boat by brand.
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
Evaluation of the acquisition date fair value of intangible assets
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company acquired Maverick Boat Group, Inc. (Maverick Boat Group) in a business combination on December 31, 2020. In connection with the acquisition, Maverick Boat Group’s dealer relationships and trade name were identified as intangible assets with acquisition date fair values of $47.9 million and $54.7 million, respectively.
We identified the evaluation of certain assumptions used to determine the acquisition date fair value of the Maverick Boat Group dealer relationships and trade name as a critical audit matter. Specifically, the projected net sales, projected dealer attrition rate, and discount rate used to value the dealer relationships required subjective auditor judgment due to limited observable market data. In addition, the projected net sales and discount rate used to value the trade name required subjective auditor judgment due to the limited observable market data.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process, including controls related to the development of the projected net sales, projected dealer attrition rate, and discount rate assumptions. We performed sensitivity analyses over the assumptions to assess the impact of changes in those assumptions on the acquisition date fair values. We evaluated the projected net sales by comparing them to the historical net sales of Maverick Boat Group, the historical net sales of other boat manufacturers, and third-party industry revenue growth forecasts. We assessed the Company’s projected dealer attrition rate by comparing the estimate to (1) historical dealer attrition experienced by Maverick Boat Group, and (2) the Company’s attrition rate for other boat brands that sell their boats to similar dealer distributors. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates by using third party data to develop an independent estimate of the (1) internal rate of return for the transaction, (2) weighted average cost of capital, and (3) after-tax rate of return, and comparing those amounts to the amounts used by the Company to determine the discount rate assigned to the intangible assets.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Knoxville, Tennessee
August 26, 2021

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	$926,515	$653,163	$684,016
Cost of sales	690,030	503,893	517,746
Gross profit	236,485	149,270	166,270
Operating expenses:
Selling and marketing	17,540	17,917	17,946
General and administrative	61,915	39,912	44,256
Amortization	7,255	6,131	5,956
Operating income	149,775	85,310	98,112
Other expense, net:
Other income, net	(1,015)	(2,310)	(149)
Interest expense	2,529	3,888	6,464
Other expense, net	1,514	1,578	6,315
Net income before provision for income taxes	148,261	83,732	91,797
Income tax provision	33,979	19,076	22,096
Net income	114,282	64,656	69,701
Net income attributable to non-controlling interest	4,441	3,094	3,635
Net income attributable to Malibu Boats, Inc.	$109,841	$61,562	$66,066

Comprehensive income:
Net income	$114,282	$64,656	$69,701
Other comprehensive income (loss)
Change in cumulative translation adjustment	1,493	(304)	(844)
Other comprehensive income (loss)	1,493	(304)	(844)
Comprehensive income	115,775	64,352	68,857
Less: comprehensive income attributable to non-controlling interest, net of tax	4,507	3,083	3,591
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$111,268	$61,269	$65,266

Weighted average shares outstanding used in computing net income per share:
Basic	20,752,652	20,662,750	20,832,445
Diluted	21,011,087	20,852,361	20,966,539
Net income available to Class A Common Stock per share:
Basic	$5.29	$2.98	$3.17
Diluted	$5.23	$2.95	$3.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2021	June 30, 2020
Assets
Current assets
Cash	$41,479	$33,787
Trade receivables, net	49,844	13,767
Inventories, net	116,685	72,946
Prepaid expenses and other current assets	4,775	3,954
Total current assets	212,783	124,454
Property and equipment, net	132,913	94,310
Goodwill	101,033	51,273
Other intangible assets, net	235,363	139,892
Deferred tax assets	48,022	52,935
Other assets	12,670	14,482
Total assets	$742,784	$477,346
Liabilities
Current liabilities
Current maturities of long-term debt	$4,250	$—
Accounts payable	45,992	15,846
Accrued expenses	77,179	50,485
Income tax and distribution payable	3,209	243
Payable pursuant to tax receivable agreement, current portion	3,773	3,589
Total current liabilities	134,403	70,163
Deferred tax liabilities	27,869	14
Other liabilities	15,892	16,727
Payable pursuant to tax receivable agreement, less current portion	44,441	46,076
Long-term debt	139,025	82,839
Total liabilities	361,630	215,819
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,847,019 shares issued and outstanding as of June 30, 2021; 20,595,969 shares issued and outstanding as of June 30, 2020	207	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 10 shares issued and outstanding as of June 30, 2021; 15 shares issued and outstanding as of June 30, 2020	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021; no shares issued and outstanding as of June 30, 2020	—	—
Additional paid in capital	111,308	103,797
Accumulated other comprehensive loss	(1,639)	(3,132)
Accumulated earnings	263,552	153,711
Total stockholders' equity attributable to Malibu Boats, Inc.	373,428	254,580
Non-controlling interest	7,726	6,947
Total stockholders’ equity	381,154	261,527
Total liabilities and stockholders' equity	$742,784	$477,346
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

					Additional Paid In Capital	Non-controlling Interest in LLC	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	20,555	$204	17	$—	$108,360	$5,502	$27,789	$(1,984)	$139,871
Net Income	—	—	—	—	—	3,635	66,066	—	69,701
Stock based compensation, net of withholding taxes on vested equity awards	55	1	—	—	1,376	—	—	—	1,377
Issuances of equity for services	—	—	—	—	784	—	—	—	784
Issuance of equity for exercise of options	29	—	—	—	749	—	—	—	749
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,676)	—	—	—	(2,676)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	3,275	—	—	—	3,275
Exchange of LLC Units for Class A Common Stock	214	2	—	—	1,136	(1,136)	—	—	2
Cancellation of Class B Common Stock for Exchange of LLC Units	—	—	(2)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(1,845)	(3)	—	(1,848)
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(844)	(882)
Balance at June 30, 2019	20,853	207	15	—	113,004	6,118	93,852	(2,828)	210,353
Net income	—	—	—	—	—	3,094	61,562	—	64,656
Stock based compensation, net of withholding taxes on vested equity awards	112	1	—	—	2,191	—	—	—	2,192
Issuances of equity for services	2	—	—	—	851	—	—	—	851
Issuance of equity for exercise of options	12	—	—	—	377	—	—	—	377
Repurchase and retirement of common stock	(483)	(5)	—	—	(13,828)	—	—	—	(13,833)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,041)	—	—	—	(1,041)

Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,364	—	—	—	1,364
Exchange of LLC Units for Class A Common Stock	100	1	—	—	879	(879)	—	—	1
Distributions to LLC Unit holders	—	—	—	—	—	(1,370)	—	—	(1,370)
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(304)	(320)
Balance at June 30, 2020	20,596	204	15	—	103,797	6,947	153,711	(3,132)	261,527
Net income	—	—	—	—	—	4,441	109,841	—	114,282
Stock based compensation, net of withholding taxes on vested equity awards	109	2	—	—	4,316	—	—	—	4,318
Issuances of equity for services	1	—	—	—	834	—	—	—	834
Issuance of equity for exercise of options	11	—	—	—	375	—	—	—	375
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,142)	—	—	—	(2,142)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	2,755	—	—	—	2,755
Exchange of LLC Units for Class A Common Stock	130	1	—	—	1,373	(1,373)	—	—	1
Cancellation of Class B Common Stock for Exchange of LLC Units	—	—	(5)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	(2,341)	—	—	(2,341)
Foreign currency translation adjustment	—	—	—	—	—	52	—	1,493	1,545
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$7,726	$263,552	$(1,639)	$381,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
Operating activities:
Net income	$114,282	$64,656	$69,701
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	5,581	3,042	2,607
Non-cash compensation to directors	834	829	791
Depreciation	15,636	12,249	10,004
Amortization	7,255	6,131	5,956
Deferred income taxes	6,992	8,715	6,794
Adjustment to tax receivable agreement liability	(88)	(1,672)	(103)
Other items, net	2,075	2,211	802
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	(32,860)	14,193	(3,041)
Inventories	(35,555)	(5,263)	(15,410)
Prepaid expenses and other assets	3,038	551	(786)
Accounts payable	24,459	(5,812)	(2,791)
Accrued expenses	24,894	(239)	9,598
Income taxes receivable and payable	3,539	(1,164)	125
Other liabilities	(5,263)	(828)	1,118
Payment pursuant to tax receivable agreement	(3,505)	(3,458)	(3,865)
Net cash provided by operating activities	131,314	94,141	81,500
Investing activities:
Purchases of property and equipment	(30,677)	(41,291)	(17,938)
Proceeds from sale of property and equipment	9	897	—
Payment for acquisition, net of cash acquired	(150,427)	—	(100,073)
Net cash used in investing activities	(181,095)	(40,394)	(118,011)
Financing activities:
Principal payments on long-term borrowings	(625)	—	(35,000)
Proceeds from long-term borrowings	25,000	—	—
Payment of deferred financing costs	(638)	—	(370)
Proceeds from revolving credit facility	65,000	103,800	90,000
Payments on revolving credit facility	(28,800)	(135,000)	(50,000)
Repurchase and retirement of Class A Common Stock	—	(13,833)	—
Cash paid for tax withholdings	(1,208)	(831)	(1,219)
Distributions to non-controlling LLC Unit holders	(1,758)	(1,836)	(1,785)
Proceeds received from exercise of stock options	375	377	749
Net cash provided by (used in) by financing activities	57,346	(47,323)	2,375
Effect of exchange rate changes on cash	127	(29)	(95)
Changes in cash	7,692	6,395	(34,231)
Cash—Beginning of period	33,787	27,392	61,623
Cash—End of period	$41,479	$33,787	$27,392
Supplemental cash flow information:
Cash paid for interest	$2,021	$3,810	$6,011
Cash paid for income taxes	23,469	10,529	14,173
Non-cash operating, investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	2,755	1,364	3,275
Establishment of amounts payable under tax receivable agreements	2,142	1,041	2,676
Exchange of LLC Units for Class A Common Stock	1,373	879	1,136
Tax distributions payable to non-controlling LLC Unit holders	687	104	568
Capital expenditures in accounts payable	2,419	1,129	647
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and share and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). Malibu Boats Holdings, LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, (“Boats LLC”), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On October 15, 2018, the Company's subsidiary Malibu Boats, LLC, purchased the assets of Pursuit Boats ("Pursuit") from S2 Yachts, Inc., expanding the Company's product offering into the fiberglass outboard fishing boat market. On December 31, 2020, the Company acquired all of the outstanding stock of Maverick Boat Group, Inc. (“Maverick Boat Group”). As a result of the acquisition, the Company consolidates the financial results of the Maverick Boat Group. Maverick Boat Group designs and manufactures center console, dual console, flats and bay boats under four brands -- Cobia, Pathfinder, Maverick and Hewes brands. In addition to the Maverick Boat Group’s family of brands, the Company sells its boats under the Malibu, Axis, Cobalt and Pursuit brands. In connection with the acquisition of Maverick Boat Group, the Company revised its segment reporting to report its results of operations under three reportable segments -- Malibu, Saltwater Fishing and Cobalt.
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
Refer to Notes 4, 10 and 19 for further information.
Principles of Consolidation
The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.

Segment Reporting
The Company has three reportable segments, Malibu, Saltwater Fishing and Cobalt. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group boats (Maverick, Cobia, Pathfinder and Hewes). The Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world.
The Company revised its segment reporting effective December 31, 2020, to account for its acquisition of Maverick Boat Group and to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations. Prior to this change in reporting segments, the Company had three reportable segments, Malibu, Pursuit and Cobalt. The Company now aggregates Pursuit and Maverick Boat Group into one reportable segment as they have similar economic characteristics and qualitative factors. As a result, the Company continues to have three reportable segments, Malibu, Saltwater Fishing and Cobalt. All segment information in the accompanying consolidated financial statements has been revised to conform to the Company’s current reporting segments for comparison purposes. Additional segment information is contained in Note 19.
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
The Company’s top ten dealers represented 38.7%, 38.5% and 39.6%, of the Company’s net sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Sales to the Company's dealers under common control of OneWater Marine, Inc. represented approximately 16.3%, 15.2% and 15.1% of the Company's consolidated net sales in the fiscal years ended June 30, 2021, 2020, and 2019 respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2021 and 2020, no highly liquid investments were held and the entire balance consists of cash.
At June 30, 2021 and 2020, substantially all cash on hand was held by two financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2021 and 2020, the allowance for doubtful receivables was $0. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. For fiscal years ended June 30, 2021 and 2020, the Company performed a qualitative assessment which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2021, 2020 and 2019.
Intangible Assets
Intangible assets consist primarily of relationships, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 5 to 20 years. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The estimated useful lives of the Company’s trade names are based on a number of factors including technological obsolescence and the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition. In addition, we have indefinite lived intangible assets for acquired trade names.
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
The carrying amount of definite lived intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2021, 2020 and 2019.
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
Free floor financing incentives include payments to the lenders providing floor plan financing to the dealers or directly to the dealers themselves. Free floor financing incentives are estimated at the time of sale to the dealer based on the expected expense to the Company over the term of the free flooring period and are recognized as a reduction in sales. The Company accounts for both incentive payments directly to dealers and payment to third party lenders in this manner. Dealer incentives are included in accrued expenses on our consolidated balance sheet.
Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Balance at beginning of year	$6,865	$6,376	$5,559
Add: Dealer rebate incentives	28,629	19,555	20,712
Additions for acquisitions	219	—	205
Less: Dealer rebates paid	(24,047)	(19,066)	(20,100)
Balance at end of year	$11,666	$6,865	$6,376
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Balance at beginning of year	$719	$681	$211
Add: Flooring incentives	4,157	9,492	8,526
Additions for acquisitions	30	—	—
Less: Flooring paid	(4,785)	(9,454)	(8,056)
Balance at end of year	$121	$719	$681
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
Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. Following the IPO, the LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes. Maverick Boat Group is taxed as a C corporation for U.S. income tax purposes and is separately subject to both federal and state taxation at a corporate level.
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
The Company closed the IRS examination of its June 30, 2015 return during the fourth quarter of fiscal 2019, resulting in an immaterial adjustment to its tax liability. The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2018 through 2020, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2017 through 2020.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for the fiscal years ended June 30, 2021, 2020, and 2019.
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
Fair Value Measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurement, for fair value measurements of financial assets and financial liabilities, and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. In addition to the financial assets and liabilities measured on a recurring basis, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimated the grant date fair value of the share-based awards issued in the form of profit interests granted prior to November 1, 2013 using the Black-Scholes option pricing model and those granted on November 1, 2013 under the Probability-Weighted Expected Return method. Stock options granted to executives on June 29, 2017, November 6, 2017, August 22, 2018 and January 14, 2019 were valued using the Black-Scholes option pricing model. Stock awards granted on

November 3, 2020 and November 22, 2019 based on total shareholder return were valued using a Monte Carlo simulation. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 15 for more information.
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
COVID-19 Pandemic
The COVID-19 pandemic has impacted the Company’s operations and financial results since the third quarter of fiscal year 2020 and continues to impact the Company. The Company elected to suspend operations at all of its facilities from March 2020 until late April and early May 2020, depending on the facility. As a result, the Company was not able to ship boats to its dealers during the period of shut-down, which negatively impacted its net sales for the second half of fiscal year 2020. In addition, the COVID-19 pandemic has impacted and may continue to impact the operations of the Company’s dealers and suppliers. During the first half of fiscal 2021, the Company constrained its production levels in an attempt to allow its supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that it planned for the second half of fiscal 2021. While the Company’s net sales for fiscal year 2021 were impacted by lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal year 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal year 2021 resulted in lower inventory levels at the Company’s dealers as of June 30, 2021 compared to last year. The future impact of COVID-19 on the Company’s financial condition and results of operations will depend on a number of factors, including factors that we may not be able to forecast at this time.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements and related disclosures.
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Fiscal Year Ended June 30, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$464,738	$241,750	$196,654	$903,142
Part and other sales	18,787	1,164	3,422	23,373
Total revenue	$483,525	$242,914	$200,076	$926,515

Revenue by geography:
North America	$434,660	$234,680	$191,477	$860,817
International	48,865	8,234	8,599	65,698
Total revenue	$483,525	$242,914	$200,076	$926,515

	Fiscal Year Ended June 30, 2020
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$341,886	$122,850	$172,267	$637,003
Part and other sales	12,883	776	2,501	16,160
Total revenue	$354,769	$123,626	$174,768	$653,163

Revenue by geography:
North America	$327,049	$115,363	$167,755	$610,167
International	27,720	8,263	7,013	42,996
Total revenue	$354,769	$123,626	$174,768	$653,163

	Fiscal Year Ended June 30, 2019
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$362,200	$102,070	$203,825	$668,095
Part and other sales	12,411	737	2,773	15,921
Total revenue	$374,611	$102,807	$206,598	$684,016

Revenue by geography:
North America	$341,190	$93,003	$196,734	$630,927
International	33,421	9,804	9,864	53,089
Total revenue	$374,611	$102,807	$206,598	$684,016
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

	As of June 30, 2021		As of June 30, 2020
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	600,919	2.8%	730,652	3.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,847,019	97.2%	20,595,969	96.6%
	21,447,938	100.0%	21,326,621	100.0%

Balance of non-controlling interest as of June 30, 2019	$6,118
Allocation of income to non-controlling LLC Unit holders for period	3,094
Distributions paid and payable to non-controlling LLC Unit holders for period	(1,370)
Reallocation of non-controlling interest	(895)
Balance of non-controlling interest as of June 30, 2020	6,947
Allocation of income to non-controlling LLC Unit holders for period	4,441
Distributions paid and payable to non-controlling LLC Unit holders for period	(2,341)
Reallocation of non-controlling interest	(1,321)
Balance of non-controlling interest as of June 30, 2021	$7,726
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement'), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2021, the Company caused the LLC to issue a total of 260,715 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During fiscal year 2021, 9,665 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 9,665 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of June 30, 2021 and 2020, tax distributions payable to non-controlling LLC Unit holders were $687 and $104, respectively. During the fiscal years ended June 30, 2021, 2020, and 2019, tax distributions paid to the non-controlling LLC Unit holders were $1,758, $1,836, and $1,785, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.
4. Acquisitions
Maverick Boat Group
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
The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Consideration:
Cash consideration paid	$150,675

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$248
Accounts receivable	3,204
Inventories	7,756
Other current assets	194
Property, plant and equipment	22,618
Identifiable intangible assets	102,600
Other assets	4,410
Current liabilities	(6,611)
Deferred tax liabilities	(28,528)
Other liabilities	(4,405)
Fair value of assets acquired and liabilities assumed	101,486
Goodwill	49,189
Total purchase price	$150,675
The fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$47,900	20
Total definite-lived intangibles	47,900
Indefinite-lived intangible:
Trade name	54,700
Total other intangible assets	$102,600
The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less an estimated cost to complete and a reasonable profit margin. The fair value of the identifiable intangible assets were determined based on the following approaches:
Dealer Relationships - The value associated with Maverick Boat Group's dealer relationships is attributed to its long standing dealer distribution network. The estimate of fair value assigned to this asset was determined using the income approach, which requires an estimate or forecast of the expected future cash flows from the dealer relationships through the application of the multi-period excess earnings approach. The estimated remaining useful life of dealer relationships is approximately 20 years.
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
Acquisition-related costs of $2,648, which were incurred by the Company in the fiscal year ended June 30, 2021 related to the Maverick Boat Group acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2021 and 2020, assumes that the acquisition of Maverick Boat Group occurred as of July 1, 2019. The unaudited pro forma financial information combines historical results of Malibu and Maverick Boat Group, with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2020 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2021	2020
Net sales	$982,535	$774,126
Net income	116,598	69,907
Net income attributable to Malibu Boats, Inc.	112,104	66,671
Basic earnings per share	$5.40	$3.23
Diluted earnings per share	$5.34	$3.20
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
Acquisition-related costs of $2,848 incurred by the Company for fiscal year ended June 30, 2019, related to the Pursuit acquisition, were expensed in the period incurred, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2021, 2020 and 2019, assumes that the acquisition of Pursuit occurred as of July 1, 2018. The unaudited pro forma financial information combines historical results of Malibu and Pursuit, with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2018 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	$926,515	$653,163	$725,658
Net income	114,282	64,656	73,672
Net income attributable to Malibu Boats, Inc.	109,841	61,562	69,830
Basic earnings per share	$5.29	$2.98	$3.35
Diluted earnings per share	$5.23	$2.95	$3.33

5. Inventories
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2021	2020
Raw materials	$92,324	$52,530
Work in progress	15,862	10,778
Finished goods	8,499	9,638
Total inventories	$116,685	$72,946
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
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. No impairment charges were recorded for the fiscal years ended June 30, 2021, 2020 and 2019 in the Company’s consolidated financial statements.
Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2021	2020
Land	$4,600	$2,540
Building and leasehold improvements	74,622	54,318
Machinery and equipment	66,792	55,831
Furniture and fixtures	9,600	7,031
Construction in process	22,005	10,470
	177,619	130,190
Less accumulated depreciation	(44,706)	(35,880)
	$132,913	$94,310

Depreciation expense was $15,636, $12,249 and $10,004 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, substantially all of which was recorded in cost of sales. During fiscal year 2021 the Company disposed of various assets with a net book value of $383 and recorded a loss of $374 related to these disposals. During fiscal year 2020 the Company disposed of various assets with a net book value of $958 and recorded a loss of $61 related to these disposals.

7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2021 and 2020 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2019	$12,088	$19,525	$19,791	$51,404
Effect of foreign currency changes on goodwill	(131)	—	—	(131)
Goodwill as of June 30, 2020	11,957	19,525	19,791	51,273
Addition related to the acquisition of Maverick Boat Group	—	49,189	—	49,189
Effect of foreign currency changes on goodwill	571	—	—	571
Goodwill as of June 30, 2021	$12,528	$68,714	$19,791	$101,033
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2021	2020
Dealer relationships	$159,394	$111,293	8-20	17.6
Patent	3,986	3,986	12-15	11.0
Trade name	24,667	24,667	15	2.8
Non-compete agreement	53	48	10	3.3
Total	188,100	139,994
Less: Accumulated amortization	(70,937)	(63,602)
Total definite-lived intangible assets, net	117,163	76,392
Indefinite-lived intangible:
Trade names	118,200	63,500
Total other intangible assets	$235,363	$139,892
Amortization expense recognized on all amortizable intangibles was $7,255, $6,131 and $5,956 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
Estimated future amortization expenses as of June 30, 2021 are as follows:

Fiscal Year	As of June 30, 2021
2022	$6,962
2023	6,825
2024	6,825
2025	6,822
2026	6,820
2027 and thereafter	82,909
$117,163
8. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,
	2021	2020
Warranties	$35,035	$27,500
Dealer incentives	12,479	7,777
Accrued compensation	19,965	9,885
Current operating lease liabilities	2,027	2,006
Accrued legal and professional fees	1,440	1,055
Customer deposits	3,449	1,059
Other accrued expenses	2,784	1,203
Total accrued expenses	$77,179	$50,485
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
The Company’s standard warranties require it or its dealers to repair or replace defective products during the warranty period at no cost to the consumer. The Company estimates warranty costs it expects to incur and record a liability for such costs at the time the product revenue is recognized. The Company utilizes historical claims trends and analytical tools to develop the estimate of its warranty obligation on a per boat basis, by brand and warranty year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. Beginning in model year 2016, the Company increased the term of its limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, the Company increased the term of its bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of the Company’s Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, the Company has little historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.
Changes in the Company’s product warranty liability, which are included in accrued expenses in the accompanying consolidated balance sheets, were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Beginning balance	$27,500	$23,820	$17,217
Add: Warranty Expense	21,973	14,339	12,331
Additions for Pursuit acquisition	—	—	1,872
Additions for Maverick Boat Group acquisition	883	—	—
Less: Warranty claims paid	(15,321)	(10,659)	(7,600)
Ending balance	$35,035	$27,500	$23,820

10. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2021	2020
Term loan	$99,375	$75,000
Revolving credit loan	45,000	8,800
Less unamortized debt issuance costs	(1,100)	(961)
Total debt	143,275	82,839
Less current maturities	4,250	—
Long term debt less current maturities	$139,025	$82,839
Long-Term Debt
As of June 30, 2021, the Company currently has a revolving credit facility with borrowing capacity of up to $170,000 and term loans with an aggregate principal amount outstanding of $99,375. As of June 30, 2021, the Company had $45,000 outstanding under its revolving credit facility and $1,234 in outstanding letters of credit with $123,800 available for borrowing. The revolving credit facility matures on July 1, 2024, the incremental term loan made on December 30, 2020 in a principal amount of $25,000, of which $24,375 is outstanding as of June 30, 2021, (the “Incremental Term Loan”) matures on July 1, 2024 and the remaining $75,000 of outstanding term loans (the “Existing Term Loans,” and together with the Incremental Term Loans, the “Term Loans”) mature on July 1, 2022.
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
The obligations of Malibu Boats LLC (“Boats LLC”) under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement. All borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2021, the interest rate on the Company’s term loans and revolving credit facility was 1.35%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
In connection with entering into the Credit Agreement in fiscal year 2017, the Company capitalized $2,074 in deferred financing costs during fiscal 2017. In connection with Third Amendment entered into in December 2020, the Company capitalized $638 in deferred financing costs during fiscal year 2021. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheet.
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
Covenant Compliance
As of June 30, 2021 and 2020, the Company was in compliance with the financial covenants contained in the Credit Agreement.
Interest Rate Swap
On July 1, 2015, the Company entered into a five year floating to fixed interest rate swap with an effective start date of July 1, 2015. The swap is based on a one-month LIBOR rate versus a 1.52% fixed rate on a notional value of $39,250, which under terms of the previously existing credit agreement is equal to 50% of the outstanding balance of the term loan at the time of the swap arrangement. Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short term or long term assets or liabilities based on their anticipated settlement date. The Company has elected not to designate its interest rate swap as a hedge; therefore, changes in the fair value of the derivative instrument are being recognized in earnings in the Company's consolidated statements of operations and comprehensive income. The swap matured on March 31, 2020. For the fiscal year ended June 30, 2020, the Company record a loss of $68 for the change in fair value of the interest rate swap, which is included in interest expense in the consolidated statements of operations and comprehensive income.
11. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. The Company recorded right-of-use assets, included in other assets on the consolidated balance sheet, totaling $16,142 as of July 1, 2019. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised.
Other information concerning the Company's operating leases accounted for under ASC Topic 842 is as follows:

Classification		As of June 30, 2021	As of As of June 30, 2020
Assets
Right-of-use assets	Other assets	$12,606	$14,315

Liabilities
Current operating lease liabilities	Accrued expenses	$2,027	$2,006
Long-term operating lease liabilities	Other liabilities	12,198	14,013
Total lease liabilities		$14,225	$16,019

Classification		Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Operating lease costs (1)	Cost of sales	$2,170	$1,966
	Selling and marketing, and general and administrative	854	863

Sublease income	Other income, net	38	38

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	2,617	2,606
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the fiscal year ended June 30, 2021 and 2020 was 6.44 years and 7.27 years, respectively. As of June 30, 2021 and 2020, the weighted average discount rate determined based on the Company's incremental borrowing rate is 3.63% and 3.65%, respectively.
Future annual minimum lease payments for the following fiscal years as of June 30, 2021 are as follows:

Amount
2022	$2,503
2023	2,515
2024	2,598
2025	2,313
2026	2,255
2027 and thereafter	3,759
Total	15,943
Less imputed interest	(1,718)
Present value of lease liabilities	$14,225
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2021	2020
Beginning balance	$49,665	$53,754
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	2,142	1,041
Adjustment for change in estimated tax rate	(88)	(1,672)
Payment under tax receivable agreement	(3,505)	(3,458)
	48,214	49,665
Less current portion under tax receivable agreement	(3,773)	(3,589)
Ending balance	$44,441	$46,076
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
As of June 30, 2021 and 2020, the Company recorded deferred tax assets of $114,242 and $111,511, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 13. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2022.
13. Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes. Maverick Boat Group is separately subject to U.S. federal and state income tax with respect to its net taxable income.
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
The components of provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Current tax expense:
Federal	$21,737	$8,062	$11,240
State	4,014	1,979	3,368
Foreign	1,284	378	725
Total current	27,035	10,419	15,333
Deferred tax expense:
Federal	6,147	7,849	5,336
State	899	917	1,609
Foreign	(102)	(109)	(182)
Total deferred	6,944	8,657	6,763
Income tax expense	$33,979	$19,076	$22,096
The income tax expense differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Federal tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	2.9	4.4
Permanent differences attributable to partnership investment	(0.3)	(0.2)	(0.8)
Non-controlling interest	(0.7)	(0.9)	(0.9)
Other, net	—	—	0.4
Total income tax expense on continuing operations	22.9%	22.8%	24.1%
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
The components of the Company's net deferred income tax assets and liabilities at June 30, 2021 and 2020 are as follows:

	As of June 30,
	2021	2020
Deferred tax assets:
Partnership basis differences	$56,323	$61,650
Accrued liabilities and reserves	876	496
State tax credits and NOLs	6,004	5,004
Foreign tax credits	580	580
Other	345	275
Less valuation allowance	(15,279)	(14,582)
Total deferred tax assets	48,849	53,423
Deferred tax liabilities:
Fixed assets and intangibles	28,644	467
Other	52	35
Total deferred tax liabilities	28,696	502
Total net deferred tax assets	$20,153	$52,921
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2021 and 2020, the Company concluded that $15,279 and $14,582, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance against the deferred tax asset generated by the state impact of the 743(b) amortization and on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2036. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2018 through 2020, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for fiscal years 2017 through 2020. The Company closed the IRS examination of its June 30, 2015 return during the fourth quarter of fiscal year 2019, resulting in an immaterial adjustment to its tax liability.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2021, 2020, 2019 is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Balance as of July 1	$1,445	$1,401	$329
Additions based on tax positions taken during the current period	304	314	1,216
Reductions for settlements with taxing authorities	(250)	(93)	(144)
Reductions due to statute settlements	(50)	(64)	—
Additions (reductions) for tax positions of prior years	3	(113)	—
Balance as of June 30	$1,452	$1,445	$1,401
In fiscal year 2021, the Company settled $250 related to its state tax filing positions. Also in fiscal year 2021, the Company reduced its uncertain tax positions $50 as a result of statute settlements, and recorded $304 in connection with its current year state filing positions. As of June 30, 2021, it is reasonably possible that $286 of the total unrecognized tax benefits recorded will reverse within the next twelve months. Of the total unrecognized tax benefits recorded on the consolidated balance sheet, $1,225 would impact the effective tax rate once settled.
As discussed in Note 1 to the Consolidated Financial Statements, our policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. At June 30, 2021, we had $235 of accrued interest related to unrecognized tax benefits.
The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2021 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
14. Stockholders' Equity
The Company is authorized to issue 150,000,000 shares of capital stock, consisting of 100,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.
Exchange of LLC Units for Class A Common Stock
During fiscal year 2019, five non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, two shares of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2019, the Company had a total of 15 shares of its Class B Common Stock issued and outstanding.
During fiscal year 2020, four non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, no shares of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2020, the Company had a total of 15 shares of its Class B Common Stock issued and outstanding.
During fiscal year 2021, nine non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, five shares of Class B Common Stock were automatically transferred to the

Company and retired. As of June 30, 2021, the Company had a total of 10 shares of its Class B Common Stock issued and outstanding.
Stock Repurchase Program
On June 18, 2019, the board of directors of the Company authorized a stock repurchase program to allow for repurchase of up to $35,000 of the Company’s Class A Common Stock and the LLC's LLC units for the period from July 1, 2019 to July 1, 2020 (the “Fiscal 2020 Repurchase Program”). During the fiscal year ended June 30, 2020, the Company repurchased 483,679 shares of Class A Common Stock for $13.8 million in cash including related fees and expenses. The Fiscal 2020 Repurchase Program expired on July 1, 2020.
On August 27, 2020, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to $50,000 of Class A Common Stock and the LLC Units for the period from September 2, 2020 to July 1, 2021 (the “Fiscal 2021 Repurchase Program”). No shares were repurchased under the Fiscal 2021 Repurchase Program. The Fiscal 2021 Repurchase Program expired on July 1, 2021.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2021, the Company held 20,847,019 LLC Units, representing a 97.2% economic interest in the LLC, while non-controlling LLC Unit holders held 600,919 LLC Units, representing a 2.8% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
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
15. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2021, there were 602,339 shares available for future issuance under the Incentive Plan.
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
The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30,
	2021		2020		2019
	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	173,348	$32.61	185,473	$32.51	144,000	$27.24
Options granted	—	—	—	—	69,973	40.82
Options exercised	(11,625)	32.24	(12,125)	31.08	(28,500)	26.29
Outstanding options at end of year	161,723	$32.64	173,348	$32.61	185,473	$32.51
Exercisable at end of year	111,737	$30.32	74,869	$29.67	33,500	$26.97
The Company expects all outstanding options to vest. The weighted average remaining contractual life of options outstanding and options outstanding and exercisable as of June 30, 2021 was 2.55 years and 2.36 years, respectively. The total intrinsic value of options exercised during the years ended June 30, 2021, 2020 and 2019 was $322, $200 and $732, respectively. The total intrinsic value of options outstanding and options outstanding and exercisable at June 30, 2021 was $6,580 and $4,806, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. For the fiscal year ended June 30, 2019, the Company issued 853 shares of Class A Common Stock and 17,663 restricted stock units with a weighted-average grant date fair value of $42.29 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2020, the Company issued 2,870 shares of Class A Common Stock and 22,206 restricted stock units with a weighted-average grant date fair value of $32.93 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2021, the Company issued 1,376 shares of Class A Common Stock and 13,624 restricted stock units with a weighted-average grant date fair value of $55.61 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2021		2020		2019
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	277,696	$35.43	226,240	$29.64	227,154	$20.84
Granted	141,642	54.96	168,048	37.49	107,321	41.63
Vested	(93,492)	32.88	(112,084)	26.89	(103,811)	22.98
Forfeited	(10,930)	50.24	(4,508)	34.27	(4,424)	25.00
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	314,916	$44.46	277,696	$35.43	226,240	$29.64
As of June 30, 2021, the total unrecognized compensation cost related to nonvested, share-based compensation was $8,504, which the Company expects to recognize over a weighted-average period of 2.1 years.
Stock compensation expense attributable to all of the Company's equity awards was $5,581, $3,042 and $2,607 for fiscal years 2021, 2020 and 2019, respectively, is included in general and administrative expense in the Company's consolidated statements of operations and comprehensive income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal years 2021, 2020 and 2019, the Company withheld 21,081, 25,469 and 26,458 shares at an aggregate cost of $1,208, $831 and $1,219, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested.
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
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2021	2020	2019
Basic:
Net income attributable to Malibu Boats, Inc.	$109,841	$61,562	$66,066
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,528,723	20,455,895	20,645,973
Weighted-average participating restricted stock units convertible into Class A Common Stock	223,929	206,855	186,472
Basic weighted-average shares outstanding	20,752,652	20,662,750	20,832,445
Basic net income per share	$5.29	$2.98	$3.17

Diluted:
Net income attributable to Malibu Boats, Inc.	$109,841	$61,562	$66,066
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,752,652	20,662,750	20,832,445
Restricted stock units granted to employees	123,179	131,314	119,476
Weighted-average stock options convertible into Class A Common Stock	76,844	15,721	14,618
Weighted-average market performance awards convertible into Class A Common Stock	58,412	42,576	—
Diluted weighted-average shares outstanding [1]	21,011,087	20,852,361	20,966,539
Diluted net income per share	$5.23	$2.95	$3.15
1 The Company excluded 685,271, 826,250, and 930,125 potentially dilutive shares from the calculation of diluted net income per share for the fiscal year ended June 30, 2021, 2020, and 2019, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $79,599 and $161,356 as of June 30, 2021 and 2020, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For fiscal year 2021, the Company did not repurchase any boats under its repurchase agreements. For fiscal year 2020, the Company repurchased two units from a lender of one of its former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss. For fiscal year 2019, the Company repurchased eight units from a lender of two of its former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss. Accordingly, the Company did not carry a reserve for repurchases as of June 30, 2021 and 2020, respectively.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's consolidated balance sheets. As of June 30, 2021 and 2020, the Company had financing receivables of $95 and $375, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of June 30, 2021 that will have a material adverse impact on the Company's results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2021 or June 30, 2020 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 19, 2019, the Company filed a second action against Skier’s Choice in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company’s complaint alleges Skier’s Choice’s surf systems on its Moomba and Supra lines of boats infringe U.S. Patent No. 10,322,777, a patent related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 27, 2019, Skier’s Choice filed a motion to consolidate these two actions, and to continue deadlines in the earlier case for nine months, which the Company opposed. On August 22, 2019, the motion for consolidation was referred by Judge Thomas Varlan to Magistrate Judge Bruce Guyton, and the two cases were stayed pending resolution of that motion. On November 27, 2019, Judge Guyton ordered the two cases to be consolidated. On January 7, 2020, the consolidated cases were reassigned to Judge Jon McCalla. On January 23, 2020, Judge McCalla issued a Scheduling Order, scheduling trial on the consolidated cases to begin on September 29, 2020. On July 23, 2020, the Company moved to dismiss its allegations of infringement of U.S. Patent No. 9,199,695, which Skier’s Choice opposed. On August 25, 2020, Judge McCalla issued a claim construction order and set a scheduling conference for August 27, 2020, for purposes of resetting the pretrial calendar and trial dates. On September 11, 2020, the Court issued a Scheduling Order resetting the trial for the consolidated cases to begin on January 25, 2021. On December 11, 2020, the Court issued an Order resetting the trial for the consolidated cases to begin on May 10, 2021. During the trial, the Court found that Skier’s Choice did not infringe one claim of the ’873 Patent, and also found that Skier’s Choice did infringe one claim of the ’777 Patent. On May 21, 2021, a jury returned a verdict finding that Skier’s Choice did not infringe three claims from the ’777 and ’161 Patents, and also found four claims from the ’777 and ’161 Patents to be invalid. Malibu did not pursue an appeal of the verdict. On June 4, 2021, Skier’s Choice filed a motion seeking an award of attorney’s fees and costs. Malibu opposed Skier’s Choice’s motion.
The Company is a defendant in a product liability case alleging defective product design and failure to warn. The case is Stephen Paul Batchelder and Margaret Mary Batchelder Individually, as Administrators of the Estate of Ryan Paul Batchelder, deceased, etc., et al Plaintiffs, v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et al, Defendants, In the Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C. The case involves a personal injury accident involving the propeller of a boat manufactured by the Company. Plaintiffs seek damages, including economic and punitive damages, alleging that the accident was caused by a design defect and a failure to warn. The Company maintains product liability insurance that is applicable to this case. The complaint was initially filed in the Superior Court of Rabun County, Georgia on May 9, 2016. The trial commenced on August 16, 2021 and is continuing as of the date of this Annual Report on Form 10-K. The Company believes that the allegations in the case are unfounded and denies that there was a design defect or that any defect in the boat was a legal cause of the injury. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
18. Related Party Transactions
As of June 30, 2021, there were two non-employee members of the Company's board of directors that are also original shareholders of the Company and receive an annual retainer as compensation for services rendered. On November 2, 2018, one non-employee member of the Company's board of directors that is also an original shareholder departed from the board. For the fiscal years ended June 30, 2021, 2020 and 2019, $315, $310 and $347, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $51 was a prepayment for services through the 2021 and 2020 annual meetings for both of the years ended June 30, 2021 and 2020.
19. Segment Reporting
The Company has three reportable segments, Malibu, Saltwater Fishing and Cobalt. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group brand boats (Maverick, Cobia, Pathfinder and Hewes). The Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world.
The Company revised its segment reporting effective December 31, 2020, to account for its acquisition of Maverick Boat Group and to conform to changes in its internal management reporting based on the Company’s boat manufacturing operations.

Prior to this change in reporting segments, the Company had three reportable segments, Malibu, Cobalt and Pursuit. The Company now aggregates Pursuit and Maverick Boat Group into one reportable segment as they have similar economic characteristics and qualitative factors. As a result, the Company continues to have three reportable segments, Malibu, Saltwater Fishing and Cobalt. All segment information in the accompanying consolidated financial statements has been revised to conform to the Company’s current reporting segments for comparison purposes.
There is no country outside of the United States from which we (a) derived net sales equal to 10% of total net sales, or (b) attributed assets equal to 10% of total assets. Net sales are attributed to countries based on the location of the dealer.
The following table presents financial information for the Company’s reportable segments for fiscal years ended June 30, 2021, 2020, and 2019.

Fiscal Year Ended June 30, 2021
	Malibu	Saltwater Fishing [1]	Cobalt	Total
Net sales	$483,525	$242,914	$200,076	$926,515
Depreciation and amortization	9,397	7,682	5,812	22,891
Net income before provision for income taxes	88,511	35,079	24,671	148,261
Capital expenditures	11,269	9,962	9,446	30,677
Long-lived assets	52,533	291,960	124,816	469,309
Total assets	$211,510	$360,481	$170,793	$742,784

Fiscal Year Ended June 30, 2020
	Malibu	Saltwater Fishing [1]	Cobalt	Total
Net sales	$354,769	$123,626	$174,768	$653,163
Depreciation and amortization	8,809	4,313	5,258	18,380
Net income before provision for income taxes	55,567	10,890	17,275	83,732
Capital expenditures	10,260	22,181	8,850	41,291
Long-lived assets	49,771	114,196	121,508	285,475
Total assets	$194,502	$129,024	$153,820	$477,346

Fiscal Year Ended June 30, 2019
	Malibu	Saltwater Fishing [1]	Cobalt	Total
Net sales	$374,611	$102,807	$206,598	$684,016
Depreciation and amortization	7,674	3,034	5,252	15,960
Net income before provision for income taxes	54,160	8,946	28,691	91,797
Capital expenditures	9,153	4,381	4,404	17,938
Long-lived assets	49,207	96,312	117,702	263,221
Total assets	$185,154	$114,679	$151,481	$451,314
1 Represents the results of Maverick Boat Group since the acquisition on December 31, 2020 and Pursuit since the acquisition on October 15, 2018.

20. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2021
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net sales	$276,722	$273,162	$195,647	$180,984	$926,515
Gross profit	69,227	72,028	49,489	45,741	236,485
Operating income	45,031	46,865	28,928	28,951	149,775
Net income	34,962	35,135	22,147	22,038	114,282
Net income attributable to non-controlling interest	1,235	1,339	922	945	4,441
Net income attributable to Malibu Boats, Inc.	$33,727	$33,796	$21,225	$21,093	$109,841
Basic net income per share	$1.62	$1.62	$1.03	$1.02	$5.29
Diluted net income per share	$1.60	$1.61	$1.01	$1.01	$5.23

	Quarter Ended				Fiscal Year Ended June 30, 2020
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net sales	$118,661	$182,310	$180,112	$172,080	$653,163
Gross profit	23,552	45,849	39,868	40,001	149,270
Operating income	8,907	30,133	23,587	22,683	85,310
Net income	6,510	23,866	17,598	16,682	64,656
Net income income attributable to non-controlling interest	307	1,088	876	823	3,094
Net income attributable to Malibu Boats, Inc.	$6,203	$22,778	$16,722	$15,859	$61,562
Basic net income per share	$0.30	$1.11	$0.81	$0.76	$2.98
Diluted net income per share	$0.29	$1.09	$0.81	$0.76	$2.95

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
Management’s Report on Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Management's report is included in the Company's 2021 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2021 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2021, which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, we completed the acquisition of Maverick Boat Group. Prior to the acquisition, Maverick Boat Group was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Maverick Boat Group and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.
Other than our integration of Maverick Boat Group, there have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
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
Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2021, 2020, and 2019.
•Consolidated Balance Sheets as of June 30, 2021 and 2020.
•Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020, and 2019.
•Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020, and 2019.
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

Exhibit No.	Description
2.1	Stock Purchase Agreement dated December 31, 2020 among Malibu Boats, LLC, MBG Holdco, Inc., Maverick Boat Group, Inc., and the other parties named therein. [12]
3.1	Certificate of Incorporation of Malibu Boats, Inc. [2]
3.2	Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [2]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Description of Class A Common Stock
4.2	Form of Class A Common Stock Certificate [2]
4.3	Form of Class B Common Stock Certificate [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.1
Second Amended and Restated Credit Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [1]

10.2
Second Amended and Restated Security Agreement, dated June 28, 2017, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and SunTrust Bank, as administrative agent [1]

10.3
First Incremental Facility Amendment and First Amendment dated August 21, 2018 to the Second Amended and Restated Credit Agreement, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, as issuing bank and as swingline lender [9]

10.4
Second Incremental Facility Amendment and Second Amendment, dated May 14, 2019, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, swingline lender and issuing bank [10]

10.5
Third Incremental Facility Amendment and Third Amendment dated as of December 30, 2020 to the Credit Agreement by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, swingline lender and issuing bank. [12]

10.6+	Engine Supply Agreement dated November 14, 2016 between Malibu Boats, LLC and General Motors LLC [7]
10.7*	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.8*	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.9*	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.10*	Long-Term Incentive Plan [2]
10.11*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.12*	Form of Stock Option Agreement for Long-Term Incentive Plan [8]
10.13*	Form of Restricted Stock Agreement for Long-Term Incentive Plan [8]
10.14*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive) [8]
10.15*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive) [8]
10.16*	Form of Indemnification Agreement [6]
10.17*	Director Compensation Policy [11]
10.18*	Form of Time and Performance Based Restricted Stock Award Agreement (executive) [11]
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 were formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in Inline XBRL (Included as Exhibit 101).
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
(7)    Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 1, 2017.
(8)    Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 001-36290) filed on September 8, 2017.
(9)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on August 22, 2018.
(10)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on May 15, 2019.
(11)    Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 6, 2020.
(12)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on January 5, 2021.

Item 16.     Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

August 26, 2021	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

August 26, 2021	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer		August 26, 2021
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Wayne R. Wilson		August 26, 2021
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael K. Hooks		August 26, 2021
Michael K. Hooks	Chairman of the Board and Director
/s/ James R. Buch		August 26, 2021
James R. Buch	Director
/s/ Ivar S. Chhina		August 26, 2021
Ivar S. Chhina	Director
/s/ Michael J. Connolly		August 26, 2021
Michael J. Connolly	Director
/s/ Mark W. Lanigan		August 26, 2021
Mark W. Lanigan	Director
/s/ Joan M. Lewis		August 26, 2021
Joan M. Lewis	Director
/s/ Peter E. Murphy		August 26, 2021
Peter E. Murphy	Director
/s/ John E. Stokely		August 26, 2021
John E. Stokely	Director