Form 10-Q
period 2021-09-30
MALIBU BOATS, INC.
filed 2021-11-04
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of November 2, 2021:	20,839,687	shares
Class B Common Stock, par value $0.01, outstanding as of November 2, 2021:	10	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: the effects of the COVID-19 pandemic on us; our ability to execute our manufacturing strategy successfully; our large fixed cost base; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our reliance on certain suppliers for our engines and outboard motors; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; our success at developing and implementing a new enterprise resource planning system; risks inherent in operating in foreign jurisdictions; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; our dependence on key personnel; general industry, economic and business conditions; our ability to enhance existing products and market new or enhanced products; the continued strength of our brands; the seasonality of our business; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; competition with other activities for consumers’ scarce leisure time; changes in currency exchange rates; an increase in energy and fuel costs; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to claims for product liability and warranty claims; changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our holding company structure; covenants in our credit agreement governing our revolving credit facility and term loan which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our obligation to make certain payments under a tax receivables agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission on August 26, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2021	2020
Net sales	$253,497	$180,984
Cost of sales	193,745	135,243
Gross profit	59,752	45,741
Operating expenses:
Selling and marketing	5,117	3,612
General and administrative	16,091	11,654
Amortization	1,856	1,524
Operating income	36,688	28,951
Other expense, net:
Other income, net	(13)	(10)
Interest expense	684	556
Other expense, net	671	546
Income before provision for income taxes	36,017	28,405
Provision for income taxes	8,084	6,367
Net income	27,933	22,038
Net income attributable to non-controlling interest	989	945
Net income attributable to Malibu Boats, Inc.	$26,944	$21,093

Comprehensive income:
Net income	$27,933	$22,038
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(835)	630
Other comprehensive (loss) income	(835)	630
Comprehensive income	27,098	22,668
Less: comprehensive income attributable to non-controlling interest	959	972
Comprehensive income attributable to Malibu Boats, Inc.	$26,139	$21,696

Weighted average shares outstanding used in computing net income per share:
Basic	20,849,981	20,651,929
Diluted	21,132,902	20,864,646
Net income available to Class A Common Stock per share:
Basic	$1.29	$1.02
Diluted	$1.28	$1.01

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2021	June 30, 2021
Assets
Current assets
Cash	$29,500	$41,479
Trade receivables, net	41,217	49,844
Inventories, net	138,743	116,685
Prepaid expenses and other current assets	9,109	4,775
Total current assets	218,569	212,783
Property, plant and equipment, net	141,561	132,913
Goodwill	100,765	101,033
Other intangible assets, net	233,455	235,363
Deferred tax assets	47,339	48,022
Other assets	12,230	12,670
Total assets	$753,919	$742,784
Liabilities
Current liabilities
Current maturities of long-term obligations	$76,250	$4,250
Accounts payable	51,216	45,992
Accrued expenses	71,346	77,179
Income taxes and tax distribution payable	8,332	3,209
Payable pursuant to tax receivable agreement, current portion	3,773	3,773
Total current liabilities	210,917	134,403
Deferred tax liabilities	27,850	27,869
Other liabilities	15,394	15,892
Payable pursuant to tax receivable agreement, less current portion	44,441	44,441
Long-term debt	46,861	139,025
Total liabilities	345,463	361,630
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,839,687 shares issued and outstanding as of September 30, 2021; 20,847,019 issued and outstanding as of June 30, 2021	207	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 10 shares issued and outstanding as of September 30, 2021; 10 shares issued and outstanding as of June 30, 2021	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and June 30, 2021	—	—
Additional paid in capital	112,094	111,308
Accumulated other comprehensive loss	(2,474)	(1,639)
Accumulated earnings	290,496	263,552
Total stockholders' equity attributable to Malibu Boats, Inc.	400,323	373,428
Non-controlling interest	8,133	7,726
Total stockholders’ equity	408,456	381,154
Total liabilities and stockholders' equity	$753,919	$742,784
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$(1,639)	$263,552	$7,726	$381,154
Net income	—	—	—	—	—	—	26,944	989	27,933
Stock based compensation, net of withholding taxes on vested equity awards	(7)	—	—	—	728	—	—	—	728
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(558)	(558)
Foreign currency translation adjustment	—	—	—	—	—	(835)	—	(24)	(859)
Balance at September 30, 2021	20,840	$207	10	$—	$112,094	$(2,474)	$290,496	$8,133	$408,456

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,596	$204	15	$—	$103,797	$(3,132)	$153,711	$6,947	$261,527
Net income	—	—	—	—	—	—	21,093	945	22,038
Stock based compensation, net of withholding taxes on vested equity awards	(3)	—	—	—	658	—	—	—	658
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	9	—	—	—	300	—	—	—	300
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(330)	—	—	—	(330)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	480	—	—	—	480
Exchange of LLC Units for Class A Common Stock	28	—	(2)	—	264	—	—	(264)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(449)	(449)
Foreign currency translation adjustment	—	—	—	—	—	630	—	22	652
Balance at September 30, 2020	20,630	$204	13	$—	$105,228	$(2,502)	$174,804	$7,201	$284,935

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2021	2020
Operating activities:
Net income	$27,933	$22,038
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,258	811
Non-cash compensation to directors	218	210
Depreciation	4,918	3,486
Amortization	1,856	1,524
Deferred income taxes	660	2,325
Other items, net	502	439
Change in operating assets and liabilities:
Trade receivables	8,608	(17,247)
Inventories	(22,209)	(6,939)
Prepaid expenses and other assets	(4,677)	(3,032)
Accounts payable	5,518	16,001
Income taxes payable	5,399	4,228
Accrued expenses	(5,778)	8,184
Other liabilities	(520)	734
Net cash provided by operating activities	23,686	32,762
Investing activities:
Purchases of property, plant and equipment	(13,892)	(5,432)
Net cash used in investing activities	(13,892)	(5,432)
Financing activities:
Principal payments on long-term borrowings	(313)	—
Payments on revolving credit facility	(20,000)	(8,800)
Proceeds received from exercise of stock options	—	300
Cash paid for withholding taxes on vested restricted stock	(516)	(148)
Distributions to LLC Unit holders	(687)	(104)
Net cash used in financing activities	(21,516)	(8,752)
Effect of exchange rate changes on cash	(257)	73
Changes in cash	(11,979)	18,651
Cash—Beginning of period	41,479	33,787
Cash—End of period	$29,500	$52,438

Supplemental cash flow information:
Cash paid for interest	$535	$454
Cash paid for income taxes	2,024	53

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). The LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, (“Boats LLC”), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. The Company sells its boats under eight brands -- Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes and Cobalt brands. The Company reports its results of operations under three reportable segments -- Malibu, Saltwater Fishing and Cobalt.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu and subsidiaries for the year ended June 30, 2021, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$113,611	$76,409	$57,833	$247,853
Part and other sales	4,641	318	685	5,644
Total revenue	$118,252	$76,727	$58,518	$253,497

Revenue by geography:
North America	$103,219	$73,712	$54,639	$231,570
International	15,033	3,015	3,879	21,927
Total revenue	$118,252	$76,727	$58,518	$253,497

	Three Months Ended September 30, 2020
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$93,994	$36,403	$43,405	$173,802
Part and other sales	5,837	268	1,077	7,182
Total revenue	$99,831	$36,671	$44,482	$180,984

Revenue by geography:
North America	$95,918	$35,750	$43,953	$175,621
International	3,913	921	529	5,363
Total revenue	$99,831	$36,671	$44,482	$180,984
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
3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statement of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of September 30, 2021		As of June 30, 2021
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	600,919	2.8%	600,919	2.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,839,687	97.2	20,847,019	97.2
	21,440,606	100.0%	21,447,938	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2021, the Company did not issue any Class A Common Stock resulting in no LLC Units to be issued. During the three months ended September 30, 2021, 7,332 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 7,332 treasury shares in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2021 and June 30, 2021, tax distributions payable to non-controlling LLC Unit holders were $558 and $687, respectively. During the three months ended September 30, 2021 and 2020, tax distributions paid to the non-controlling LLC Unit holders were $687 and $104, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Acquisition of Maverick Boat Group
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

Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2021 and 2020, assumes that the acquisition of Maverick Boat Group occurred as of July 1, 2020. The unaudited interim pro forma financial information combines historical results of Malibu and Maverick Boat Group, with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2021 or the results that may occur in the future:

	Three Months Ended September 30,
	2021	2020
Net sales	$253,497	$208,303
Net income	27,933	23,213
Net income attributable to Malibu Boats, Inc.	26,944	22,237
Basic earnings per share	$1.29	$1.08
Diluted earnings per share	$1.28	$1.07

5. Inventories
Inventories, net consisted of the following:

	As of September 30, 2021	As of June 30, 2021
Raw materials	$109,456	$92,324
Work in progress	20,269	15,862
Finished goods	9,018	8,499
Total inventories	$138,743	$116,685

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30, 2021	As of June 30, 2021
Land	$4,731	$4,600
Building and leasehold improvements	74,688	74,622
Machinery and equipment	71,915	66,792
Furniture and fixtures	9,997	9,600
Construction in process	29,815	22,005
	191,146	177,619
Less: Accumulated depreciation	(49,585)	(44,706)
Property, plant and equipment, net	$141,561	$132,913
Depreciation expense was $4,918 and $3,486 for the three months ended September 30, 2021 and 2020, respectively, substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended September 30, 2021 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2021	$12,528	$68,714	$19,791	$101,033
Effect of foreign currency changes on goodwill	(268)	—	—	(268)
Goodwill as of September 30, 2021	$12,260	$68,714	$19,791	$100,765
The components of other intangible assets were as follows:

	As of September 30, 2021	As of June 30, 2021	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,908	$159,394	15-20	17.3
Patent	2,600	3,986	15	10.8
Trade name	100	24,667	15	8.7
Non-compete agreement	50	53	10	3.1
Total	134,658	188,100
Less: Accumulated amortization	(19,403)	(70,937)
Total definite-lived intangible assets, net	115,255	117,163
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$233,455	$235,363
Amortization expense recognized on all amortizable intangibles was $1,856 and $1,524 for the three months ended September 30, 2021 and 2020, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2022	$5,100
2023	6,819
2024	6,819
2025	6,815
2026	6,814
2027 and thereafter	82,888
$115,255

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2021	As of June 30, 2021
Warranties	$35,697	$35,035
Dealer incentives	7,992	12,479
Accrued compensation	15,429	19,965
Current operating lease liabilities	2,025	2,027
Accrued legal and professional fees	1,687	1,440
Customer deposits	5,689	3,449
Other accrued expenses	2,827	2,784
Total accrued expenses	$71,346	$77,179

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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2021	2020
Beginning balance	$35,035	$27,500
Add: Warranty expense	4,742	4,855
Less: Warranty claims paid	(4,080)	(3,278)
Ending balance	$35,697	$29,077

10. Financing
Outstanding debt consisted of the following:

	As of September 30, 2021	As of June 30, 2021
Term loan	$99,063	$99,375
Revolving credit loan	25,000	45,000
Less unamortized debt issuance costs	(952)	(1,100)
Total debt	123,111	143,275
Less current maturities	76,250	4,250
Long-term debt less current maturities	$46,861	$139,025
Long-Term Debt
As of September 30, 2021, the Company has a revolving credit facility with borrowing capacity of up to $170,000 and term loans with an aggregate principal amount of $99,063 outstanding. As of September 30, 2021, the Company had $25,000 outstanding under its revolving credit facility and $1,284 in outstanding letters of credit, with $143,716 available for borrowing. The revolving credit facility matures on July 1, 2024, a term loan made on December 30, 2020 in a principal amount of $25,000, of which $24,063 is outstanding as of September 30, 2021, (the “Incremental Term Loan”) matures on July 1, 2024 and term loans in a principal amount of $75,000 (the “Existing Term Loans,” and together with the Incremental Term Loans, the “Term Loans”) mature on July 1, 2022.
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
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month London Inter-bank Offered Rate ("LIBOR") plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2021, the interest rate on the Company’s term loans and revolving credit facility was 1.33%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the Term Loans without any penalties. The Existing Term Loans require an amortization payment of approximately $3,000 on March 31, 2022 and the balance of the Existing Term Loans is due on the scheduled maturity date of July 1, 2022, each reflected as current maturities of long-term obligations. The Incremental Term Loan of $25,000 is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022, resulting in $1,250 being reflected as current maturities of long-term obligations, 7.5% per year through June 30, 2024 and the balance of the Incremental Term Loan is due on the scheduled maturity date of July 1, 2024. The Credit Agreement also requires prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.
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
In connection with entering into the Credit Agreement in fiscal year 2017, the Company capitalized $2,074 in deferred financing costs during fiscal 2017. In connection with Third Amendment entered into in December 2020, the Company capitalized $638 in deferred financing costs during the three months ended March 31, 2021. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheet.
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
Covenant Compliance
As of September 30, 2021, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of September 30, 2021	As of June 30, 2021
Assets
Right-of-use assets	Other assets	$12,088	$12,606

Liabilities
Current operating lease liabilities	Accrued expenses	$2,025	$2,027
Long-term operating lease liabilities	Other liabilities	11,659	12,198
Total lease liabilities		$13,684	$14,225

Classification		Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease costs (1)	Cost of sales	$642	$508
	Selling and marketing, and general and administrative	216	214

Sublease income	Other income, net	10	10

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	628	656
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term as of September 30, 2021 and 2020 was 6.22 years and 7.17 years, respectively. As of September 30, 2021 and 2020, the weighted average discount rate determined based on the Company's incremental borrowing rate is 3.63% and 3.65%, respectively.
Future annual minimum lease payments for the following fiscal years as of September 30, 2021 are as follows:

Amount
Remainder of 2022	$1,863
2023	2,502
2024	2,585
2025	2,310
2026	2,255
2027 and thereafter	3,759
Total	15,274
Less: imputed interest	(1,590)
Present value of lease liabilities	$13,684

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

The following table reflects the changes to the Company's tax receivable agreement liability:

	As of September 30, 2021	As of June 30, 2021
Beginning fiscal year balance	$48,214	$49,665
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	2,142
Adjustment for change in estimated tax rate	—	(88)
Payments under tax receivable agreement	—	(3,505)
	48,214	48,214
Less: current portion under tax receivable agreement	(3,773)	(3,773)
Ending balance	$44,441	$44,441
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
As of September 30, 2021 and June 30, 2021, the Company had deferred tax assets on each date of $114,242 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2022.
13. Income Taxes
The Company is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes.
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
As of September 30, 2021 and June 30, 2021, the Company maintained a total valuation allowance on each date of $15,279 against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the three months ended September 30, 2021 and 2020, respectively, relating to the CARES Act.
For the three months ended September 30, 2021 and 2020, the Company's effective tax rate on each date was 22.4%. For the three months ended September 30, 2021 and 2020, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate in both periods was partially offset by the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
14. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2021, 611,998 shares remain available for future issuance under the long term incentive plan.
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2021:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2021	161,723	$32.64
Options granted	—	—
Options exercised	—	—
Outstanding options as of September 30, 2021	161,723	32.64
Exercisable as of September 30, 2021	134,237	$31.46
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2021:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2021	314,916	$44.46
Granted	6,919	80.70
Vested	(23,796)	37.83
Forfeited	(3,123)	56.52
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2021	294,916	$45.72
Stock compensation expense attributable to the Company's share-based equity awards was $1,258 and $811 for the three months ended September 30, 2021 and 2020, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three months ended September 30, 2021 include 796 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Diluted net income per share of Class A Common Stock is computed similarly to basic net income per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company's LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
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
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2021	2020
Basic:
Net income attributable to Malibu Boats, Inc.	$26,944	$21,093
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,620,623	20,435,866
Weighted-average participating restricted stock units convertible into Class A Common Stock	229,358	216,063
Basic weighted-average shares outstanding	20,849,981	20,651,929
Basic net income per share	$1.29	$1.02

Diluted:
Net income attributable to Malibu Boats, Inc.	$26,944	$21,093
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,849,981	20,651,929
Restricted stock units granted to employees	140,674	133,213
Stock options granted to employees	87,557	36,928
Market performance awards granted to employees	54,690	42,576
Diluted weighted-average shares outstanding [1]	21,132,902	20,864,646
Diluted net income per share	$1.28	$1.01
1 The Company excluded 607,042 and 776,592 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2021 and 2020, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and, therefore, are not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock have not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $83,370 and $79,599 as of September 30, 2021 and June 30, 2021, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three months ended September 30, 2021, there were no repurchases and as of September 30, 2021, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of September 30, 2021 consistent with June 30, 2021.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheets. As of September 30, 2021, the Company had no financing receivables and at June 30, 2021, the Company had $95 recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and except as disclosed below, believes there are no product liability claims as of September 30, 2021 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows, after considering available insurance coverage.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) that would have a material adverse impact on the Company's results of operations at September 30, 2021.

Legal Proceedings
Batchelder Matter
The Company and its indirect subsidiary Malibu Boats, LLC (“Boats LLC”) are defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C, brought by Stephen Paul Batchelder and Margaret Mary Batchelder, individually, and as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Plaintiffs”). Plaintiffs also sued the manufacturer of the boat at issue in the case, Malibu Boats West, Inc. (“West”). West is not, and has never been, a subsidiary of the Company but was a separate legal entity whose assets were purchased by Boats LLC in 2006. The case involves a personal injury accident in 2014 involving a 2000 model year boat that was manufactured by West. On August 28, 2021, the jury rejected the Plaintiffs’ design defect claims and found that the driver of the boat was 75% at fault for the accident. Notwithstanding those findings, the jury found that Boats LLC and West negligently failed to warn of a hazard posed by the relevant boat and that such failure was a proximate cause of the death of the decedent. The jury also found that Boats LLC is a legal successor of, and responsible for the liabilities of, West. The jury awarded compensatory damages of $80 million and apportioned 15% of such damages to Boats LLC and 10% of such damages to West. The jury also awarded $80 million of punitive damages against Boats LLC and $40 million of punitive damages against West. Based on the jury’s finding of successor liability, which Boats LLC contends is erroneous, immediately after the verdict the trial court entered judgment against West and Boats LLC, with a potential maximum liability to Boats LLC of $140 million, plus post-judgment interest. The Plaintiffs have also alleged that they have the right to receive pre-judgment interest and a portion of their attorney fees, which the Company disagrees with and intends to oppose. While the Company and Boats LLC maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26 million.
The Company has filed post-trial motions with the trial judge. In addition, the Company intends to appeal in the event that its post-trial motions are unsuccessful. Pending resolution of the post-trial and appeals process, the payment of any damages in this matter is expected to be stayed. Based on the current status of the process, the Company believes a loss is reasonably possible and that the potential range of loss could be from $0 to $140 million, plus post-judgment interest. As noted above, the Plaintiffs have also alleged that they have the right to receive pre-judgment interest and a portion of their attorney fees, which the Company disagrees with and intends to oppose. The Company did not carry a reserve for loss as of September 30, 2021.
Skier's Choice Matter
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

17. Segment Reporting
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
The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2021 and 2020, respectively, and the Company’s financial position at September 30, 2021 and June 30, 2021, respectively:

	Three Months Ended September 30, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$118,252	$76,727	$58,518	$253,497
Income before provision for income taxes	$21,109	$6,992	$7,916	$36,017

	Three Months Ended September 30, 2020
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$99,831	$36,671	$44,482	$180,984
Income before provision for income taxes	$17,555	$6,074	$4,776	$28,405

	As of September 30, 2021	As of June 30, 2021
Assets
Malibu	$229,643	$211,510
Saltwater Fishing	355,376	360,481
Cobalt	168,900	170,793
Total assets	$753,919	$742,784

18. Subsequent Event
On November 3, 2021, the Company's Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70,000 of its Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. The Company intends to fund repurchases under the Repurchase Program from cash on hand.

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
We currently sell our boats under eight brands—(Malibu; Axis; Pursuit; Maverick; Cobia; Pathfinder; Hewes; and Cobalt), and we report our results of operations under three reportable segments, (Malibu, Saltwater Fishing and Cobalt), as shown in the table below. See Note 17 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

		% of Total Revenues
Segment	Brands	Three Months Ended September 30, 2021	Fiscal year ended June 30, 2021
Malibu	Malibu	46.6%	52.2%
	Axis

Saltwater Fishing	Pursuit	30.3%	26.2%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	23.1%	21.6%

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
Our operations have continued to be impacted by a variety of external factors. The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to have an impact on us. We elected to suspend operations at all of our facilities from March 2020 until late April and early May 2020, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut- down, which negatively impacted our net sales for the second half of fiscal year 2020. During the first half of fiscal 2021, we constrained our production levels in an attempt to allow our supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that we planned for the second half of fiscal 2021. While our net sales for fiscal year 2021 were impacted by our lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal year 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal year 2021 has resulted in lower inventory levels at our dealers.
Additionally, we experienced an increase in supply chain disruptions during our first quarter that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. Such supply chain disruptions along with increased costs for raw materials, shipping and labor, are having industry-wide impacts affecting us and our suppliers, dealers and customers.
The future impact of COVID-19, ongoing supply chain disruptions and increases in costs on our financial condition and results of operations, however, will depend on a number of factors, including factors that we may not be able to forecast at this time. See the risk factors around COVID-19 impact, supply chain disruptions and increases in costs under Part I. Item 1A. on our Form 10- K for the year ended June 30, 2021.
On a consolidated basis, we achieved first quarter fiscal 2022 net sales, gross profit, net income and adjusted EBITDA of $253.5 million, $59.8 million, $27.9 million and $44.7 million, respectively, compared to $181.0 million, $45.7 million, $22.0 million and $36.3 million, respectively, for the first quarter of fiscal 2021. For the first quarter of fiscal 2022, net sales increased 40.1%, gross profit increased 30.6%, net income increased 26.7% and adjusted EBITDA increased 23.1% as compared to the first quarter of fiscal 2021. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5.8% between 2011 and 2020, for the 50 reporting states. Within the recreational powerboat categories, the performance sport boats category, which we primarily serve with our Malibu and Axis brands, has produced a double-digit compound annual growth rate between 2011 and 2020. Outboard boats and fiberglass sterndrive boats have seen their combined market grow at a 5.0% compound annual growth rate between 2011 and 2020. This combined growth has been driven primarily by the outboard market. We target the outboard market with our Pursuit, Cobia, Pathfinder, Maverick and Hewes brands, as well as our Cobalt brand, which is a new entrant to the outboard market, and we plan to meaningfully expand our share of the fiberglass outboard category in the future. We cater to the sterndrive market through our Cobalt brand. While the market for sterndrive propulsion, particularly in lower foot length products, has been challenged, Cobalt’s performance continues to be helped by the higher foot length product market it serves, which has grown and through gains in market share by Cobalt. While retail growth in powerboats was negatively impacted by weak retail sales in March and April 2020 due to COVID-19, domestic retail demand growth for powerboats accelerated during calendar year 2020, in part because consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. Despite the impact of COVID-19 early in 2020, the increased demand during 2020 was broad based across recreational powerboat categories. Year-over-year domestic retail growth rates for 2020 in the performance sport boat, fiberglass outboard and sterndrive segments were approximately 22%, 10% and 9%, respectively. The first half of 2021 saw continued strong year-over-year retail growth, however, in May 2021, we saw lower growth and in certain markets year-over-year decreases in retail registrations driven by the lack of available inventory at our dealers and the high growth in those months during 2020. Retail registration activity declined meaningfully during the third calendar quarter of 2021 versus the comparable period in 2020 given the limited available inventory and the strong sales activity and resulting destocking in 2020 and the first half of 2021. We believe that despite recent retail registration declines, retail activity at our dealers continues to be strong and but for a lack of inventory would be meaningfully higher.
The combination of continued strong retail market activity through 2020 and into early 2021 and supply chain disruptions we have experienced in 2021 have depleted our current inventory levels at our dealers below prior year levels. Operational challenges and supply chain constraints created by severe winter weather delayed our ability to add to depleted inventory levels in the second half of fiscal 2021, and we experienced increased challenges with our supply chain in the first quarter of fiscal 2022 that we believe will continue to challenge our ability to meet our wholesale production goals for fiscal 2022. As a result of these lower dealer inventory levels and lower wholesale production volumes, we expect to see meaningful wholesale demand to restock our dealer inventories through the remainder of fiscal year 2022 and beyond. We expect lower dealer inventory levels will support our wholesale shipments and financial performance through fiscal year 2022. We believe that strength is likely to continue into fiscal year 2023. The duration of our dealer restocking demand may be extended by our suppliers' ability to increase production to match our desired wholesale production targets.
We experienced an increase in supply chain disruptions during our first quarter that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. The length and duration of these challenges is unknown and they may meaningfully impact our ability to restock our dealers inventories in a timely manner. We anticipate raw material, components and transportation costs will remain at inflated levels through at least the remainder of the calendar year, and, to combat this, we have announced price increases across all brands that take effect on December 1, 2021. These higher prices could negatively impact retail demand, but we believe will not impact our wholesale shipments in fiscal 2022. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For example, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. To date, growth in our domestic market has offset the significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
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
We believe that our track record of expanding our market share with our Malibu and Axis brands due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt, Pursuit and Maverick Boat Group acquisitions. We have seen the impact of this strategy at Cobalt as we have realized consistent and growing market share with the introduction of nine new products in the last fifteen months. While Cobalt, Pursuit and the

Maverick Boat Group brands are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding the Cobalt, Pursuit and Maverick Boat Group product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Pursuit and Maverick Boat Group will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we introduced six new models of boats during fiscal year 2021 and we have included Splash and Stow and a new electronic flip down Swim Step for model year 2021 boats. For the Pursuit brand, our focus has been on expanding the award-winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the new S 378. Our newest acquisition, Maverick Boat Group, is in the very early stages of integration into the business and meaningful product and innovation changes will be developed for coming years. We believe enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network, our ability to offer dealer financing and incentives and our vertical integration efforts. We discuss each of these factors in more detail under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations” in our Form 10-K for the year ended June 30, 2021. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Rebates and free flooring—consists of incentives, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu and Cobalt segments, if a domestic dealer meets its monthly or quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified rebate. For our Saltwater Fishing segment, if a dealer meets its quarterly or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats in the offseason, typically July through April in the U.S., are also entitled to have us pay the interest to floor the boat until the earlier of (1) the sale of the unit or (2) a date near the end of the current model year, which incentive we refer to as “free flooring.” From time to time, we may extend the flooring program to eligible models beyond the offseason period.
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
Operating Expenses
Our operating expenses include selling and marketing, general and administrative and amortization costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. General and administrative expenses also include product development expenses associated with our engines vertical integration initiative and acquisition or integration related expenses. Amortization expenses are associated with the amortization of intangibles.
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense includes adjustments to our tax receivable agreement liability.

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
Net Income Attributable to Non-controlling Interest
As of September 30, 2021 and 2020, we had a 97.2% and 96.7% controlling economic interest, respectively, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2021		2020
	$	% Revenue	$	% Revenue
Net sales	253,497	100.0%	180,984	100.0%
Cost of sales	193,745	76.4%	135,243	74.7%
Gross profit	59,752	23.6%	45,741	25.3%
Operating expenses:
Selling and marketing	5,117	2.0%	3,612	2.0%
General and administrative	16,091	6.4%	11,654	6.5%
Amortization	1,856	0.7%	1,524	0.8%
Operating income	36,688	14.5%	28,951	16.0%
Other expense, net:
Other income, net	(13)	—%	(10)	—%
Interest expense	684	0.3%	556	0.3%
Other expense, net	671	0.3%	546	0.3%
Income before provision for income taxes	36,017	14.2%	28,405	15.7%
Provision for income taxes	8,084	3.2%	6,367	3.5%
Net income	27,933	11.0%	22,038	12.2%
Net income attributable to non-controlling interest	989	0.4%	945	0.5%
Net income attributable to Malibu Boats, Inc.	26,944	10.6%	21,093	11.7%

	Three Months Ended September 30,
	2021		2020
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,059	52.3%	1,031	63.1%
Saltwater Fishing	485	24.0%	146	8.9%
Cobalt	480	23.7%	458	28.0%
Total units	2,024	100.0%	1,635	100.0%

Net sales per unit	$125,246		$110,694

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
Net Sales
Net sales for the three months ended September 30, 2021 increased $72.5 million, or 40.1%, to $253.5 million as compared to the three months ended September 30, 2020. The increase in net sales was driven primarily by a favorable model mix in our Malibu and Cobalt segments, year over year price increases and increased unit volumes primarily due to the acquisition of Maverick Boat Group on December 31, 2020. We recognized an increase in net sales and unit volumes across all three segments during the three months ended September 30, 2021. Unit volume for the three months ended September 30, 2021, increased 389 units, or 23.8%, to 2,024 units as compared to the three months ended September 30, 2020. Our unit volume increased primarily due to the acquisition of Maverick Boat Group on December 31, 2020.
Net sales attributable to our Malibu segment increased $18.4 million, or 18.5%, to $118.3 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Unit volumes attributable to our Malibu segment increased 28 units for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in net sales was driven primarily by a favorable model mix and year over year price increases.
Net sales attributable to our Saltwater Fishing segment increased $40.1 million, or 109.2%, to $76.7 million, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Unit volume increased 339 units for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in net sales was driven primarily by the acquisition of Maverick Boat Group on December 31, 2020 and year over year price increases.
Net sales attributable to our Cobalt segment increased $14.0 million, or 31.6%, to $58.5 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Unit volumes attributable to Cobalt increased 22 units for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in net sales was driven primarily by a favorable model mix and year over year price increases.
Overall consolidated net sales per unit increased 13.1% to $125,246 per unit for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Net sales per unit for our Malibu segment increased 15.3% to $111,664 per unit for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, driven primarily by a favorable model mix and year over year price increases. Net sales per unit for our Saltwater Fishing segment decreased 37.0% to $158,200 per unit for the three months ended September 30, 2021 driven primarily by mix of models due mostly to the inclusion of lower priced models from our acquisition of Maverick Boat Group on December 31, 2020, partially offset by year over year price increases. Net sales per unit for our Cobalt segment increased 25.5% to $121,913 per unit for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, driven primarily by a favorable model mix and year over year price increases.
Cost of Sales
Cost of sales for the three months ended September 30, 2021 increased $58.5 million, or 43.3%, to $193.7 million as compared to the three months ended September 30, 2020. The increase in cost of sales was driven by higher costs related to higher net sales in all our segments, increased prices due to limited supply from supply chain disruptions and inflationary pressures that have increased prices on parts and components (as discussed above in "Outlook"). In the Malibu segment, higher per unit material and labor costs contributed $10.9 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher volumes, primarily related to the acquisition of Maverick Boat Group, drove $29.9 million of increase in cost of sales which was also modestly impacted by higher per unit costs. In the Cobalt segment, higher per unit material and labor costs contributed $9.7 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the three months ended September 30, 2021 increased $14.0 million, or 30.6%, to $59.8 million compared to the three months ended September 30, 2020. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended September 30, 2021 decreased 170 basis points from 25.3% to 23.6% driven primarily by mix of models due mostly to the inclusion of lower priced models from the Maverick Boat Group, which we acquired on December 31, 2020.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2021 increased $1.5 million, or 41.7% to $5.1 million compared to the three months ended September 30, 2020. The increase was driven primarily by incremental selling and marketing expenses from the acquisition of Maverick Boat Group and by increased travel and promotional events that have since resumed in the three months ended September 30, 2021 after being suspended for COVID-19 during the three months ended September 30, 2020. As a percentage of sales, selling and marketing expenses remained flat compared to the same period in the prior fiscal year. General and administrative expenses for the three months ended September 30, 2021 increased $4.4 million, or 38.1%, to $16.1 million as compared to the three months ended September 30, 2020 driven primarily by an increase in compensation and personnel related expenses, travel related expenses, information technology infrastructure expenses and incremental general and administrative expenses due to the acquisition of Maverick Boat Group offset by lower professional fees. As a percentage of sales, general and administrative expenses decreased 10 basis points to 6.4% for the three months ended September 30, 2021 compared to 6.5% for the three months ended September 30, 2020. Amortization expense for the three months ended September 30, 2021 increased $0.3 million, or 21.8% to $1.9 million compared to the three months ended September 30, 2020. The increase is due to amortization of intangibles acquired as part of the acquisition of Maverick Boat Group on December 31, 2020.
Other Expense, Net
Other expense, net for the three months ended September 30, 2021 increased by $0.1 million, or 22.9% to expense of $0.7 million, compared to $0.6 million for the three months ended September 30, 2020 . The increase in other expense resulted primarily from increased interest expense due higher average outstanding debt during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2021, increased $1.7 million, or 27.0%, to $8.1 million compared to the three months ended September 30, 2020. The increase primarily resulted from increased pre-tax earnings. For the three months ended September 30, 2021 and 2020, our effective tax rate on each date of 22.4% exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2021 and 2020, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.8% and 3.4%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees and non-cash compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2021	2020
Net income	$27,933	$22,038
Provision for income taxes	8,084	6,367
Interest expense	684	556
Depreciation	4,918	3,486
Amortization	1,856	1,524
Professional fees [1]	—	1,565
Stock-based compensation expense [2]	1,258	811
Adjusted EBITDA	$44,733	$36,347
Net Sales	$253,497	$180,984
Net Income Margin [3]	11.0%	12.2%
Adjusted EBITDA Margin [3]	17.6%	20.1%

(1)
For the three months ended September 30, 2020, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
Represents equity-based incentives awarded to key employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, see Note 14 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)	We calculate net income margin as net income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$26,944	$21,093
Provision for income taxes	8,084	6,367
Professional fees [1]	—	1,565
Acquisition and integration related expenses [2]	1,677	1,073
Stock-based compensation expense [3]	1,258	811
Net income attributable to non-controlling interest [4]	989	945
Fully distributed net income before income taxes	38,952	31,854
Income tax expense on fully distributed income before income taxes [5]	9,271	7,518
Adjusted fully distributed net income	$29,681	$24,336

	Three Months Ended September 30,
	2021	2020
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,849,981	20,651,929
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [6]	600,919	714,261
Weighted-average unvested restricted stock awards issued to management [7]	224,165	179,048
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,675,065	21,545,238
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2021	2020
Net income available to Class A Common Stock per share	$1.29	$1.02
Impact of adjustments:
Provision for income taxes	0.39	0.31
Professional fees [1]	—	0.08
Acquisition and integration related expenses [2]	0.08	0.05
Stock-based compensation expense [3]	0.06	0.04
Net income attributable to non-controlling interest [4]	0.05	0.05
Fully distributed net income per share before income taxes	1.87	1.55
Impact of income tax expense on fully distributed income before income taxes [5]	(0.44)	(0.36)
Impact of increased share count [8]	(0.06)	(0.06)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.37	$1.13

(1)
For the three months ended September 30, 2020, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three months ended September 30, 2021, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt. For the three months ended September 30, 2020, represents amortization of intangibles acquired in connection with the acquisitions of Pursuit and Cobalt.

(3)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 14 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(4)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(5)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.8% and 23.6% of income before income taxes for the three month periods ended September 30, 2021 and 2020, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2022 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

(6)	Represents the weighted average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(7)	Represents the weighted average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(8)	Reflects impact of increased share counts assuming the exchange of all weighted average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted average unvested restricted stock awards included in outstanding shares granted to members of management.

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for capital investments, repayments under our debt arrangements, acquisitions and cash payments under our tax receivable agreement. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2021	2020
Total cash (used in) provided by:
Operating activities	$23,686	$32,762
Investing activities	(13,892)	(5,432)
Financing activities	(21,516)	(8,752)
Impact of currency exchange rates on cash balances	(257)	73
(Decrease) increase in cash	$(11,979)	$18,651
Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
Operating Activities
Net cash provided by operating activities was $23.7 million for the three months ended September 30, 2021, compared to $32.8 million for the three months ended September 30, 2020, a decrease of $9.1 million. The decrease in cash provided by operating activities primarily resulted from a net decrease in operating assets and liabilities of $15.6 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory offset by an increase of $6.5 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $13.9 million for the three months ended September 30, 2021, compared to $5.4 million for the three months ended September 30, 2020, an increase of $8.5 million. The increase in cash used for investing activities was primarily related to increased capital expenditures compared to the three months ended September 30, 2020.
Financing Activities
Net cash used in financing activities was $21.5 million for the three months ended September 30, 2021, compared to net cash used by financing activities of $8.8 million for the three months ended September 30, 2020, a change of $12.7 million. During the three months ended September 30, 2021, we repaid $20 million of borrowings under our revolving credit facility, we repaid $0.3 million on our term loan, paid $0.5 million on taxes for shares withheld upon the vesting of restricted stock awards, and paid $0.7 million in distributions to LLC Unit holders. During the three months ended September 30, 2020, we repaid $8.8 million of revolving debt and we paid $0.1 million in distributions to LLC unit holders and $0.1 million on taxes for shares withheld on restricted stock vestings and we received $0.3 million in proceeds from the exercise of stock options.
Loans and Commitments
We amended our existing credit agreement on December 30, 2020 in connection with our acquisition of Maverick Boat Group. As a result of that amendment, we currently have a revolving credit facility with borrowing capacity of up to $170.0 million and $99.1 million aggregate principal amount of term loans outstanding. As of September 30, 2021, we had $25.0 million outstanding under our revolving credit facility and $1.3 million in outstanding letters of credit, with $143.7 million available for borrowing. Our revolving credit facility matures on July 1, 2024, our term loan in a principal amount of $25.0 million, of which $24.1 million is outstanding as of September 30, 2021 (which we refer to as the incremental term loan) matures on July 1, 2024 and our term loans in a principal amount of $75.0 million (which we refer to as the existing term loans, and together with the incremental term loan, the term loans) mature on July 1, 2022. The revolving credit facility and term loans are governed by a credit agreement with Boats LLC as the borrower and Truist Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of September 30, 2021, the interest rate on our term loans and revolving credit facility was 1.33%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
All of our $124.1 million of debt outstanding under our credit agreement as of September 30, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our credit agreement to replace LIBOR with an alternative benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
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
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative benchmark rate, we would expect to incur additional interest expense on such indebtedness as of September 30, 2021 of approximately $1.2 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of U.S. LIBOR by June 30, 2023.
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
Our future capital requirements will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of the COVID-19 pandemic and ongoing supply chain disruptions and the impact on the general economy. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the COVID-19 pandemic’s effects on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance.
Stock Repurchase Program
On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. We intend to fund repurchases under the Repurchase Program from cash on hand.

Contractual Obligations and Commitments
As of September 30, 2021, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt [1]	$124,063	$76,250	$47,813	$—	$—
Interest expense [2]	2,503	1,402	1,101	—	—
Operating leases [3]	15,274	2,482	5,086	4,511	3,195
Purchase obligations [4]	197,494	197,494	—	—	—
Payments pursuant to tax receivable agreement [5]	48,214	3,773	8,006	8,581	27,854
Total	$387,548	$281,401	$62,006	$13,092	$31,049

(1)
Principal payments on our outstanding bank debt per terms of our credit agreement, which is comprised of a $100.0 million term loan, of which $99.1 million is outstanding as of September 30, 2021 and $170.0 million revolving credit facility, of which $25.0 million was outstanding as of September 30, 2021. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The balance of outstanding term loans matures on July 1, 2022, the incremental term loan matures on July 1, 2024 and the revolving credit facility matures on July 1, 2024.

(2)
Interest payments on our outstanding term loans under our credit agreement. Our term loan bears interest at variable rates. We have calculated future interest obligations based on the interest rate as of September 30, 2021.

(3)	Pursuant to the adoption of ASC Topic 842, Leases, as of July 1, 2019 our lease liability for all leases with terms greater than 12 months as represented on the balance sheet respective of maturity.
(4)	As part of the normal course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2022 and 2023.
(5)	Reflects amounts owed under our tax receivables agreement that we entered into with our pre-IPO owners at the time of our IPO. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings.

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
Critical Accounting Policies
As of September 30, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to our Annual Report on Form 10-K for the year ended June 30, 2021, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2021.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2021, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Included as Exhibit 101).
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

November 4, 2021	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)