Form 10-Q
period 2021-12-31
MALIBU BOATS, INC.
filed 2022-02-08
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of February 4, 2022:	20,900,466	shares
Class B Common Stock, par value $0.01, outstanding as of February 4, 2022:	10	shares

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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$263,887	$195,647	$517,384	$376,631
Cost of sales	200,336	146,158	394,081	281,401
Gross profit	63,551	49,489	123,303	95,230
Operating expenses:
Selling and marketing	5,658	4,001	10,775	7,613
General and administrative	15,987	15,036	32,078	26,690
Amortization	1,719	1,524	3,575	3,048
Operating income	40,187	28,928	76,875	57,879
Other expense, net:
Other income, net	(10)	(12)	(23)	(22)
Interest expense	656	445	1,340	1,001
Other expense, net	646	433	1,317	979
Income before provision for income taxes	39,541	28,495	75,558	56,900
Provision for income taxes	8,562	6,348	16,646	12,715
Net income	30,979	22,147	58,912	44,185
Net income attributable to non-controlling interest	1,088	922	2,077	1,867
Net income attributable to Malibu Boats, Inc.	$29,891	$21,225	$56,835	$42,318

Comprehensive income:
Net income	$30,979	$22,147	$58,912	$44,185
Other comprehensive income (loss):
Change in cumulative translation adjustment	138	1,422	(697)	2,052
Other comprehensive income (loss)	138	1,422	(697)	2,052
Comprehensive income	31,117	23,569	58,215	46,237
Less: comprehensive income attributable to non-controlling interest	1,093	981	2,052	1,953
Comprehensive income attributable to Malibu Boats, Inc.	$30,024	$22,588	$56,163	$44,284

Weighted average shares outstanding used in computing net income per share:
Basic	20,900,201	20,717,359	20,875,091	20,684,644
Diluted	21,148,871	20,972,902	21,133,413	20,946,800
Net income available to Class A Common Stock per share:
Basic	$1.43	$1.03	$2.72	$2.05
Diluted	$1.41	$1.01	$2.69	$2.02

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2021	June 30, 2021
Assets
Current assets
Cash	$44,835	$41,479
Trade receivables, net	21,778	49,844
Inventories, net	152,164	116,685
Prepaid expenses and other current assets	12,724	4,775
Total current assets	231,501	212,783
Property, plant and equipment, net	150,052	132,913
Goodwill	100,810	101,033
Other intangible assets, net	231,745	235,363
Deferred tax assets	44,439	48,022
Other assets	11,732	12,670
Total assets	$770,279	$742,784
Liabilities
Current liabilities
Current maturities of long-term obligations	$76,250	$4,250
Accounts payable	43,673	45,992
Accrued expenses	77,405	77,179
Income taxes and tax distribution payable	1,243	3,209
Payable pursuant to tax receivable agreement, current portion	3,773	3,773
Total current liabilities	202,344	134,403
Deferred tax liabilities	27,954	27,869
Other liabilities	12,973	15,892
Payable pursuant to tax receivable agreement, less current portion	44,441	44,441
Long-term debt	46,697	139,025
Total liabilities	334,409	361,630
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,899,296 shares issued and outstanding as of December 31, 2021; 20,847,019 issued and outstanding as of June 30, 2021	207	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 10 shares issued and outstanding as of December 31, 2021; 10 shares issued and outstanding as of June 30, 2021	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and June 30, 2021	—	—
Additional paid in capital	108,839	111,308
Accumulated other comprehensive loss	(2,336)	(1,639)
Accumulated earnings	320,387	263,552
Total stockholders' equity attributable to Malibu Boats, Inc.	427,097	373,428
Non-controlling interest	8,773	7,726
Total stockholders’ equity	435,870	381,154
Total liabilities and stockholders' equity	$770,279	$742,784
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$(1,639)	$263,552	$7,726	$381,154
Net income	—	—	—	—	—	—	26,944	989	27,933
Stock based compensation, net of withholding taxes on vested equity awards	(7)	—	—	—	728	—	—	—	728
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(558)	(558)
Foreign currency translation adjustment	—	—	—	—	—	(835)	—	(24)	(859)
Balance at September 30, 2021	20,840	$207	10	$—	$112,094	$(2,474)	$290,496	$8,133	$408,456
Net income	—	—	—	—	—	—	29,891	1,088	30,979
Stock based compensation, net of withholding taxes on vested equity awards	101	1	—	—	53	—	—	—	54
Issuances of equity for services	1	—	—	—	948	—	—	—	948
Issuances of equity for exercise of stock options	35	—	—	—	971	—	—	—	971
Repurchase and retirement of common stock	(78)	(1)	—	—	(5,227)	—	—	—	(5,228)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(452)	(452)
Foreign currency translation adjustment	—	—	—	—	—	138	—	4	142
Balance at December 31, 2021	20,899	$207	10	$—	$108,839	$(2,336)	$320,387	$8,773	$435,870

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,596	$204	15	$—	$103,797	$(3,132)	$153,711	$6,947	$261,527
Net income	—	—	—	—	—	—	21,093	945	22,038
Stock based compensation, net of withholding taxes on vested equity awards	(3)	—	—	—	658	—	—	—	658
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	9	—	—	—	300	—	—	—	300
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(330)	—	—	—	(330)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	480	—	—	—	480
Exchange of LLC Units for Class A Common Stock	28	—	(2)	—	264	—	—	(264)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(449)	(449)
Foreign currency translation adjustment	—	—	—	—	—	630	—	22	652
Balance at September 30, 2020	20,630	$204	13	$—	$105,228	$(2,502)	$174,804	$7,201	$284,935
Net income	—	—	—	—	—	—	21,225	922	22,147
Stock based compensation, net of withholding taxes on vested equity awards	110	2	—	—	750	—	—	—	752
Issuances of equity for services	1	—	—	—	659	—	—	—	659
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(213)	—	—	—	(213)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	229	—	—	—	229
Exchange of LLC Units for Class A Common Stock	12	—	(1)	—	118	—	—	(118)	—
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(495)	(495)
Foreign currency translation adjustment	—	—	—	—	—	1,422	—	48	1,470
Balance at December 31, 2020	20,753	$206	12	$—	$106,771	$(1,080)	$196,029	$7,558	$309,484

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2021	2020
Operating activities:
Net income	$58,912	$44,185
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	2,856	2,611
Non-cash compensation to directors	485	421
Depreciation	9,531	7,085
Amortization	3,575	3,048
Deferred income taxes	3,665	3,051
Other items, net	344	568
Change in operating assets and liabilities:
Trade receivables	28,057	2,702
Inventories	(35,613)	(14,692)
Prepaid expenses and other assets	(5,473)	(2,178)
Accounts payable	(2,788)	8,980
Income taxes payable	(2,899)	3,537
Accrued expenses	289	13,356
Other liabilities	(2,975)	(73)
Net cash provided by operating activities	57,966	72,601
Investing activities:
Purchases of property, plant and equipment	(26,226)	(11,525)
Payment for acquisition, net of cash acquired	—	(150,427)
Net cash used in investing activities	(26,226)	(161,952)
Financing activities:
Proceeds from long-term borrowings	—	25,000
Proceeds from revolving credit facility	—	65,000
Principal payments on long-term borrowings	(625)	—
Payments on revolving credit facility	(20,000)	(8,800)
Payment of deferred financing costs	—	(638)
Proceeds received from exercise of stock options	971	300
Cash paid for withholding taxes on vested restricted stock	(2,027)	(1,171)
Distributions to LLC Unit holders	(1,244)	(553)
Repurchase and retirement of common stock	(5,228)	—
Net cash (used in) provided by financing activities	(28,153)	79,138
Effect of exchange rate changes on cash	(231)	155
Changes in cash	3,356	(10,058)
Cash—Beginning of period	41,479	33,787
Cash—End of period	$44,835	$23,729

Supplemental cash flow information:
Cash paid for interest	$1,043	$787
Cash paid for income taxes	16,655	6,478

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

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended December 31, 2021				Six Months Ended December 31, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$130,351	$75,012	$54,667	$260,030	$243,962	$151,421	$112,500	$507,883
Part and other sales	3,102	229	526	3,857	7,743	547	1,211	9,501
Total revenue	$133,453	$75,241	$55,193	$263,887	$251,705	$151,968	$113,711	$517,384

Revenue by geography:
North America	$115,273	$74,203	$51,801	$241,277	$218,492	$147,915	$106,440	$472,847
International	18,180	1,038	3,392	22,610	33,213	4,053	7,271	44,537
Total revenue	$133,453	$75,241	$55,193	$263,887	$251,705	$151,968	$113,711	$517,384

	Three Months Ended December 31, 2020				Six Months Ended December 31, 2020
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$105,687	$39,423	$46,932	$192,042	$199,681	$75,826	$90,337	$365,844
Part and other sales	2,930	129	546	3,605	8,767	397	1,623	10,787
Total revenue	$108,617	$39,552	$47,478	$195,647	$208,448	$76,223	$91,960	$376,631

Revenue by geography:
North America	$98,242	$36,841	$45,196	$180,279	$194,160	$72,591	$89,149	$355,900
International	10,375	2,711	2,282	15,368	14,288	3,632	2,811	20,731
Total revenue	$108,617	$39,552	$47,478	$195,647	$208,448	$76,223	$91,960	$376,631
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

	As of December 31, 2021		As of June 30, 2021
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	600,919	2.8%	600,919	2.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,899,296	97.2	20,847,019	97.2
	21,500,215	100.0%	21,447,938	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2021, the Company caused the LLC to issue a total of 146,944 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan and (iv) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During the six months ended December 31, 2021, 16,932 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 16,932 treasury shares in accordance with the LLC Agreement. During the six months ended December 31, 2021, 77,735 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 77,735 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2021 and June 30, 2021, tax distributions payable to non-controlling LLC Unit holders were $452 and $687, respectively. During the six months ended December 31, 2021 and 2020, tax distributions paid to the non-controlling LLC Unit holders were $1,244 and $553, respectively.
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

Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and six months ended December 31, 2021 and 2020, assumes that the acquisition of Maverick Boat Group occurred as of July 1, 2020. The unaudited interim pro forma financial information combines historical results of Malibu and Maverick Boat Group, with adjustments for depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2021 or the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$263,887	$224,348	$517,384	$432,651
Net income	30,979	23,287	58,912	46,500
Net income attributable to Malibu Boats, Inc.	29,891	22,335	56,835	44,572
Basic earnings per share	$1.43	$1.08	$2.72	$2.16
Diluted earnings per share	$1.41	$1.06	$2.69	$2.13

5. Inventories
Inventories, net consisted of the following:

	As of December 31, 2021	As of June 30, 2021
Raw materials	$123,793	$92,324
Work in progress	21,672	15,862
Finished goods	6,699	8,499
Total inventories	$152,164	$116,685

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31, 2021	As of June 30, 2021
Land	$4,731	$4,600
Building and leasehold improvements	75,197	74,622
Machinery and equipment	72,541	66,792
Furniture and fixtures	10,161	9,600
Construction in process	39,004	22,005
	201,634	177,619
Less: Accumulated depreciation	(51,582)	(44,706)
Property, plant and equipment, net	$150,052	$132,913
Depreciation expense was $4,613 and $3,599 for the three months ended December 31, 2021 and 2020, respectively, and $9,531 and $7,085 for the six months ended December 31, 2021 and 2020 substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended December 31, 2021 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2021	$12,528	$68,714	$19,791	$101,033
Effect of foreign currency changes on goodwill	(223)	—	—	(223)
Goodwill as of December 31, 2021	$12,305	$68,714	$19,791	$100,810
The components of other intangible assets were as follows:

	As of December 31, 2021	As of June 30, 2021	Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,924	$159,394	15-20	17.1
Patent	2,600	3,986	15	10.5
Trade name	100	24,667	15	8.5
Non-compete agreement	51	53	10	2.8
Total	134,675	188,100
Less: Accumulated amortization	(21,130)	(70,937)
Total definite-lived intangible assets, net	113,545	117,163
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$231,745	$235,363
Amortization expense recognized on all amortizable intangibles was $1,719 and $1,524 for the three months ended December 31, 2021 and 2020, respectively, and $3,575 and $3,048 for the six months ended December 31, 2021 and 2020, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2022	$3,383
2023	6,820
2024	6,820
2025	6,816
2026	6,815
2027 and thereafter	82,891
$113,545

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31, 2021	As of June 30, 2021
Warranties	$36,396	$35,035
Dealer incentives	12,596	12,479
Accrued compensation	15,557	19,965
Current operating lease liabilities	2,079	2,027
Accrued legal and professional fees	1,570	1,440
Customer deposits	7,208	3,449
Other accrued expenses	1,999	2,784
Total accrued expenses	$77,405	$77,179

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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Beginning balance	$35,697	$29,077	$35,035	$27,500
Add: Warranty expense	4,966	4,791	9,708	9,646
Additions for acquisitions	—	883	—	883
Less: Warranty claims paid	(4,267)	(3,705)	(8,347)	(6,983)
Ending balance	$36,396	$31,046	$36,396	$31,046

10. Financing
Outstanding debt consisted of the following:

	As of December 31, 2021	As of June 30, 2021
Term loans	$98,750	$99,375
Revolving credit loan	25,000	45,000
Less unamortized debt issuance costs	(803)	(1,100)
Total debt	122,947	143,275
Less current maturities	76,250	4,250
Long-term debt less current maturities	$46,697	$139,025
Long-Term Debt
As of December 31, 2021, the Company has a revolving credit facility with borrowing capacity of up to $170,000 and term loans with an aggregate principal amount of $98,750 outstanding. As of December 31, 2021, the Company had $25,000 outstanding under its revolving credit facility and $1,310 in outstanding letters of credit, with $143,690 available for borrowing. The revolving credit facility matures on July 1, 2024, a term loan made on December 30, 2020 in a principal amount of $25,000, of which $23,750 is outstanding as of December 31, 2021, (the “Incremental Term Loan”) matures on July 1, 2024 and term loans in a principal amount of $75,000 (the “Existing Term Loans,” and together with the Incremental Term Loans, the “Term Loans”) mature on July 1, 2022.
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
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month London Inter-bank Offered Rate ("LIBOR") plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of December 31, 2021, the interest rate on the Company’s term loans and revolving credit facility was 1.35%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
In connection with entering into the Credit Agreement in fiscal year 2017, the Company capitalized $2,074 in deferred financing costs during fiscal 2017. In connection with Third Amendment entered into in December 2020, the Company capitalized $638 in deferred financing costs during the six months ended December 31, 2020. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheet.
The Company used proceeds from an equity offering on August 24, 2017 to repay $50,000 on its Existing Term Loans under the Credit Agreement and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022. The $50,000 repayment resulted in a write off of deferred financing costs of $829 in fiscal year 2018, which was included in amortization expense on the consolidated statement of operations and comprehensive income.
Covenant Compliance
As of December 31, 2021, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of December 31, 2021	As of June 30, 2021
Assets
Right-of-use assets	Other assets	$11,677	$12,606

Liabilities
Current operating lease liabilities	Accrued expenses	$2,079	$2,027
Long-term operating lease liabilities	Other liabilities	11,171	12,198
Total lease liabilities		$13,250	$14,225

Classification		Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Operating lease costs (1)	Cost of sales	$621	$504	$1,263	$1,012
	Selling and marketing, and general and administrative	215	208	431	422

Sublease income	Other income, net	9	10	19	19

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	631	652	1,259	1,309
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term as of December 31, 2021 and 2020 was 5.97 years and 6.93 years, respectively. As of December 31, 2021 and 2020, the weighted average discount rate determined based on the Company's incremental borrowing rate is 3.62% and 3.65%, respectively.
Future annual minimum lease payments for the following fiscal years as of December 31, 2021 are as follows:

Amount
Remainder of 2022	$1,260
2023	2,539
2024	2,596
2025	2,311
2026	2,255
2027 and thereafter	3,759
Total	14,720
Less: imputed interest	(1,470)
Present value of lease liabilities	$13,250

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

The following table reflects the changes to the Company's tax receivable agreement liability:

	As of December 31, 2021	As of June 30, 2021
Beginning fiscal year balance	$48,214	$49,665
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	2,142
Adjustment for change in estimated tax rate	—	(88)
Payments under tax receivable agreement	—	(3,505)
	48,214	48,214
Less: current portion under tax receivable agreement	(3,773)	(3,773)
Ending balance	$44,441	$44,441
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
As of December 31, 2021 and June 30, 2021, the Company had deferred tax assets on each date of $114,242 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2022.
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
As of December 31, 2021 and June 30, 2021, the Company maintained a total valuation allowance on each date of $15,279 against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the six months ended December 31, 2021 and 2020, respectively, relating to the CARES Act.
For the three months ended December 31, 2021 and 2020, the Company's effective tax rate was 21.7% and 22.3%, respectively. For the six months ended December 31, 2021 and 2020, the Company's effective tax rate on each date was 22.0% and 22.3%, respectively. For the three and six months ended December 31, 2021 and 2020, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended December 31, 2021 and 2020, this increase in tax rate was partially offset by a windfall benefit generated by certain stock based compensation. For the six months ended December 31, 2021 and 2020, this increase in tax rate in both periods was partially offset by the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
14. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2021, 504,243 shares remain available for future issuance under the long term incentive plan.
On November 3, 2021, under the Incentive Plan, the Company granted approximately 32,000 restricted service based stock units and 23,000 restricted service based stock awards to key employees under the Incentive Plan. The grant date fair value of these awards was $4,149 based on a stock price of $74.25 per share on the date of grant. Approximately 58% of the awards vest ratably over three years and approximately 42% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service based units and awards is amortized on a straight-line basis over the requisite service period.
On November 3, 2021, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2024. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 26,000. The grant date fair value of the awards were estimated to be $1,305, based on a stock price of $74.25. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 3, 2021, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in the Company's stock price to movement in a market index from the grant date through November 3, 2024. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 35,000. The grant date fair value of the awards were estimated to be $1,688, which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
The following is a summary of the changes in the Company's stock options for the six months ended December 31, 2021:

	Shares	Weighted Average Exercise Price/Share
Total outstanding options as of June 30, 2021	161,723	$32.64
Options granted	—	—
Options exercised	(34,625)	28.04
Outstanding options as of December 31, 2021	127,098	33.89
Exercisable as of December 31, 2021	104,612	$32.56

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2021:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2021	314,916	$44.46
Granted	135,645	74.55
Vested	(96,649)	44.54
Forfeited	(5,982)	55.18
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of December 31, 2021	347,930	$55.98
Stock compensation expense attributable to the Company's share-based equity awards was $1,598 and $1,800 for the three months ended December 31, 2021 and 2020, respectively, and $2,856 and $2,611 for the six months ended December 31, 2021 and 2020. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three and six months ended December 31, 2021 include 11,335 and 12,131 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Basic:
Net income attributable to Malibu Boats, Inc.	$29,891	$21,225	$56,835	$42,318
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,663,227	20,493,938	20,641,925	20,464,902
Weighted-average participating restricted stock units convertible into Class A Common Stock	236,974	223,421	233,166	219,742
Basic weighted-average shares outstanding	20,900,201	20,717,359	20,875,091	20,684,644
Basic net income per share	$1.43	$1.03	$2.72	$2.05

Diluted:
Net income attributable to Malibu Boats, Inc.	$29,891	$21,225	$56,835	$42,318
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,900,201	20,717,359	20,875,091	20,684,644
Restricted stock units granted to employees	105,143	153,918	112,896	159,058
Stock options granted to employees	72,991	42,361	74,890	43,834
Market performance awards granted to employees	70,536	59,264	70,536	59,264
Diluted weighted-average shares outstanding [1]	21,148,871	20,972,902	21,133,413	20,946,800
Diluted net income per share	$1.41	$1.01	$2.69	$2.02
1 The Company excluded (i) 661,162 and 745,055 potentially dilutive shares from the calculation of diluted net income per share for the three months ended December 31, 2021 and 2020, respectively, and (ii) 661,162 and 733,805 potentially dilutive shares from the calculation of diluted net income per share for the six months ended December 31, 2021 and 2020, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and, therefore, are not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock have not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheet. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $154,368 and $79,599 as of December 31, 2021 and June 30, 2021, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three and six months ended December 31, 2021, there were no repurchases and as of December 31, 2021, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of December 31, 2021 consistent with June 30, 2021.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheets. As of December 31, 2021, the Company had no financing receivables and at June 30, 2021, the Company had $95 recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and except as disclosed below, believes there are no product liability claims as of December 31, 2021 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows, after considering available insurance coverage.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) that would have a material adverse impact on the Company's results of operations at December 31, 2021.
Legal Proceedings
Batchelder Matter
The Company and its indirect subsidiary Malibu Boats, LLC (“Boats LLC”) are defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C, brought by, among others, Stephen Paul Batchelder and Margaret Mary Batchelder, and as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Plaintiffs”). Plaintiffs also sued the manufacturer of the boat at issue in the case, Malibu Boats West, Inc. (“West”). West is not, and has never been, a subsidiary of the Company but was a separate legal entity whose assets were purchased by Boats LLC in 2006. The case involves a personal injury accident in 2014 involving a 2000 model year boat that was manufactured by West. On August 28, 2021, the jury rejected the Plaintiffs’ design defect claims and found that the driver of the boat was 75% at fault for the accident. Notwithstanding those findings, the jury found that Boats LLC and West negligently failed to warn of a hazard posed by the relevant boat and that such failure was a proximate cause of the death of the decedent. The jury also found that Boats LLC is a legal successor of, and responsible for the liabilities of, West. The jury awarded compensatory damages of $80 million and apportioned 15% of such damages to Boats LLC and 10% of such damages to West. The jury also awarded $80 million of punitive damages against Boats LLC and $40 million of punitive damages against West. Based on the jury’s finding of successor liability, which Boats LLC contends is erroneous, immediately after the verdict the trial court entered judgment against West and Boats LLC, with a potential maximum liability to Boats LLC of $140 million, plus post-judgment interest. The Plaintiffs have also alleged that they have the right to receive pre-judgment interest and a portion of their attorney fees, which the Company disagrees with and intends to oppose. While the Company and Boats LLC maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26 million.
The Company has filed post-trial motions with the trial judge. In addition, the Company intends to appeal in the event that its post-trial motions are unsuccessful. Pending resolution of the post-trial and appeals process, the payment of any damages in this matter is expected to be stayed. Based on the current status of the process, the Company believes a loss is reasonably possible and that the potential range of loss could be from $0 to $140 million, plus post-judgment interest. As noted above, the Plaintiffs have also alleged that they have the right to receive pre-judgment interest and a portion of their attorney fees, which the Company disagrees with and intends to oppose. The Company did not carry a reserve for loss as of December 31, 2021.
The Company has been made aware of the potential for additional litigation related to the surviving children involved in the incident. They were plaintiffs in the initial lawsuit, but their claims were dismissed without prejudice prior to the trial in that case. No such litigation has been filed at this time.
Skier's Choice Matter
On January 12, 2018, the Company filed suit against Skier’s Choice, Inc., or "Skier’s Choice," in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company's complaint alleges Skier’s Choice’s infringement of three utility patents - U.S. Patent Nos. 9,260,161, 8,578,873, and 9,199,695 - related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 19, 2019, the Company filed a second action against Skier’s Choice in the U.S. District Court for the Eastern District of Tennessee, seeking monetary and injunctive relief. The Company’s complaint alleges Skier’s Choice’s surf systems on its Moomba and Supra lines of boats infringe U.S. Patent No. 10,322,777, a patent related to wake surfing technology. Skier’s Choice denied liability arising from the causes of action alleged in the Company's complaint and filed counterclaims alleging invalidity of the asserted patents. On June 27, 2019, Skier’s Choice filed a motion to consolidate these two actions, and to continue deadlines in the earlier case for nine months, which the Company opposed. On August 22, 2019, the motion for consolidation was referred by Judge Thomas Varlan to Magistrate Judge Bruce Guyton, and the two cases were stayed pending resolution of that motion. On November 27, 2019, Judge Guyton ordered the two cases to be consolidated. On January 7, 2020, the consolidated cases were reassigned to Judge Jon McCalla. On January 23, 2020, Judge McCalla issued a Scheduling Order, scheduling trial on the consolidated cases to begin on September 29, 2020. On July 23, 2020, the Company moved to dismiss its allegations of infringement of U.S. Patent No. 9,199,695, which Skier’s Choice opposed. On August 25, 2020, Judge McCalla issued a claim construction order and set a scheduling conference for August 27, 2020, for purposes of resetting the pretrial calendar and trial dates. On September 11, 2020, the Court issued a Scheduling Order resetting the trial for the consolidated cases to begin on January 25, 2021. On December 11, 2020, the Court issued an Order resetting the trial for the consolidated cases to begin on May 10, 2021. During the trial, the Court found that Skier’s Choice did not infringe one claim of the ’873 Patent, and also found that Skier’s Choice did infringe one claim of the ’777 Patent. On May 21, 2021, a jury returned a verdict finding that Skier’s Choice did not infringe three claims from the ’777 and ’161 Patents, and also found four claims from the ’777 and ’161 Patents to be invalid. Malibu did not pursue an appeal of the verdict. On June 4, 2021, Skier’s Choice filed a motion seeking an award of attorney’s fees and costs. Malibu opposed Skier’s Choice’s motion. On November 9, 2021, the Court denied Skier's Choice's motion.
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

The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2021 and 2020, respectively, and the Company’s financial position at December 31, 2021 and June 30, 2021, respectively:

	Three Months Ended December 31, 2021				Six Months Ended December 31, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$133,453	$75,241	$55,193	$263,887	$251,705	$151,968	$113,711	$517,384
Income before provision for income taxes	$27,668	$5,348	$6,525	$39,541	$48,777	$12,340	$14,441	$75,558

	Three Months Ended December 31, 2020				Six Months Ended December 31, 2020
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$108,617	$39,552	$47,478	$195,647	$208,448	$76,223	$91,960	$376,631
Income before provision for income taxes	$17,572	$5,734	$5,189	$28,495	$35,127	$11,808	$9,965	$56,900

	As of December 31, 2021	As of June 30, 2021
Assets
Malibu	$234,814	$211,510
Saltwater Fishing	362,111	360,481
Cobalt	173,354	170,793
Total assets	$770,279	$742,784

18. Subsequent Event
On February 1, 2022, Malibu Electronics, LLC, a newly-formed, wholly-owned, direct subsidiary of Boats LLC, entered into an immaterial asset purchase agreement to acquire certain assets of AmTech, LLC, an Alabama limited liability company, and real property of BTR, LLC, an Alabama limited liability company. Boats LLC acquired the assets related to the manufacturing and distribution of wiring harnesses that had previously been sold by Amtech, LLC to Boats LLC and its subsidiaries. The acquisition continues the vertical integration strategy of the Company by acquiring its primary supplier of wiring harnesses for Malibu and Axis boats. The acquisition is expected to close during the third quarter of fiscal year 2022.

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
We currently sell our boats under eight brands— (Malibu; Axis; Pursuit; Maverick; Cobia; Pathfinder; Hewes; and Cobalt), and we report our results of operations under three reportable segments, (Malibu, Saltwater Fishing and Cobalt), as shown in the table below. See Note 17 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

		% of Total Revenues
Segment	Brands	Six Months Ended December 31, 2021	Fiscal year ended June 30, 2021
Malibu	Malibu	48.6%	52.2%
	Axis

Saltwater Fishing	Pursuit	29.4%	26.2%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	22.0%	21.6%

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
Additionally, we have experienced supply chain disruptions during the first half of fiscal year 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. Such supply chain disruptions along with increased costs for raw materials, shipping and labor, are having industry-wide impacts affecting us and our suppliers, dealers and customers.
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
On a consolidated basis, we achieved second quarter fiscal 2022 net sales, gross profit, net income and adjusted EBITDA of $263.9 million, $63.6 million, $31.0 million and $48.1 million, respectively, compared to $195.6 million, $49.5 million, $22.1 million and $39.1 million, respectively, for the second quarter of fiscal 2021. For the second quarter of fiscal 2022, net sales increased 34.9%, gross profit increased 28.4%, net income increased 39.9% and adjusted EBITDA increased 23.0% as compared to the second quarter of fiscal 2021. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Although retail growth in powerboats was negatively impacted by weak retail sales in March and April 2020 due to COVID-19, domestic retail demand growth for powerboats accelerated during calendar year 2020, in part because consumers turned to boating as a form of outdoor, socially distanced recreation during the COVID-19 pandemic. Despite the impact of COVID-19 early in 2020, the increased demand during 2020 was broad based across recreational powerboat categories leading to the highest growth rate the industry has seen in decades. We continued to see strong year-over-year retail growth during the first half of 2021. However, beginning in May 2021, we experienced lower growth and in certain markets year-over-year decreases in retail registrations driven by the lack of available inventory at our dealers and the high growth in those months during 2020. Retail registration activity declined meaningfully during the third calendar quarter of 2021 versus the comparable period in 2020 given the limited available inventory and the strong sales activity and resulting destocking in 2020 and the first half of 2021. Year-over-year domestic retail growth rates for 2021 across the performance sport boat, fiberglass outboard and sterndrive segments are likely to be reported down low single digit to mid-teen digits, with the majority of the markets we serve in the low single digits range. We believe that despite recent retail registration declines, retail activity at our dealers continues to be strong and but for a lack of inventory would be meaningfully higher.
The combination of continued strong retail market activity through 2020 and into early 2021 and supply chain disruptions experienced in 2021 have depleted our current inventory levels at our dealers below prior year levels. Operational challenges and supply chain constraints created by severe winter weather delayed our ability to add to depleted inventory levels in the second half of fiscal 2021, and we experienced increased challenges with our supply chain in the first half of fiscal 2022 that we believe will continue to challenge our ability to meet our wholesale production goals for fiscal 2022. As a result of these lower dealer inventory levels and lower wholesale production volumes, we expect to see meaningful wholesale demand to restock our dealer inventories through the remainder of fiscal year 2022 and beyond. We expect lower dealer inventory levels will support our wholesale shipments and financial performance through fiscal year 2022, and we believe that strength is likely to continue into fiscal year 2023 and potentially beyond. The duration of our dealer restocking demand may be extended by our suppliers' ability to increase production to match our desired wholesale production targets.
We experienced an increase in supply chain disruptions during the first half of fiscal 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. The length and duration of these challenges is unknown, and they may meaningfully impact our ability to restock our dealers’ inventories in a timely manner. We anticipate raw material, components and transportation costs will remain at inflated levels into calendar year 2022, and, to combat this, we implemented a surcharge across all brands effective December 1, 2021. These higher prices could negatively impact retail demand, but we believe will not impact our wholesale shipments in fiscal 2022. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For example, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. To date, growth in our domestic market has offset the significantly diminished demand from economies that are driven by the oil industry and international markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components.
Since 2008, we have increased our market share among manufacturers of performance sport boats with new product development, improved distribution, new models, and innovative features. Our market remains highly competitive, however, and our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. Notwithstanding this increasingly competitive environment, we expanded our market share lead in 2019 in the performance sport boats category over our nearest competitors. We believe decreased dealer inventory levels driven by strong retail growth have led to a reduction in our market share through 2021; however, we continue to maintain the leading market share in the performance sport boat category. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories for performance sports boats, we continue to maintain the number one market share position in the United States for the 24’—29’ segment of the sterndrive boat category, and we have the number two market share position in the outboard fiberglass fishing market. Our ability to continue to increase inventory levels at our dealers will be important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain and potentially expand our industry leading market position in performance sports boats.

We believe that our track record of expanding our market share with our Malibu and Axis brands due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt, Pursuit and Maverick Boat Group acquisitions. We have seen the impact of this strategy at Cobalt as we have realized growing market share with the introduction of nine new products in the last eighteen months. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding the Cobalt, Pursuit and Maverick Boat Group product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Pursuit and Maverick Boat Group will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we introduced six new models of boats during fiscal year 2021 and three new models in the first half of fiscal year 2022, and we have included Splash and Stow and a new electronic flip down Swim Step for model year 2021 boats. For the Pursuit brand, our focus has been on expanding the award-winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the new S 378. Our newest acquisition, Maverick Boat Group, is in the very early stages of integration into the business and meaningful product and innovation changes will be developed for coming years. We believe enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time.
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
Net Income Attributable to Non-controlling Interest
As of December 31, 2021 and 2020, we had a 97.2% and 96.8% controlling economic interest, respectively, and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	263,887	100.0%	195,647	100.0%	517,384	100.0%	376,631	100.0%
Cost of sales	200,336	75.9%	146,158	74.7%	394,081	76.2%	281,401	74.7%
Gross profit	63,551	24.1%	49,489	25.3%	123,303	23.8%	95,230	25.3%
Operating expenses:
Selling and marketing	5,658	2.1%	4,001	2.0%	10,775	2.1%	7,613	2.0%
General and administrative	15,987	6.1%	15,036	7.7%	32,078	6.2%	26,690	7.1%
Amortization	1,719	0.7%	1,524	0.8%	3,575	0.7%	3,048	0.8%
Operating income	40,187	15.2%	28,928	14.8%	76,875	14.8%	57,879	15.4%
Other expense, net:
Other income, net	(10)	—%	(12)	—%	(23)	—%	(22)	—%
Interest expense	656	0.2%	445	0.2%	1,340	0.2%	1,001	0.3%
Other expense, net	646	0.2%	433	0.2%	1,317	0.2%	979	0.3%
Income before provision for income taxes	39,541	15.0%	28,495	14.6%	75,558	14.6%	56,900	15.1%
Provision for income taxes	8,562	3.3%	6,348	3.2%	16,646	3.2%	12,715	3.4%
Net income	30,979	11.7%	22,147	11.4%	58,912	11.4%	44,185	11.7%
Net income attributable to non-controlling interest	1,088	0.4%	922	0.5%	2,077	0.4%	1,867	0.5%
Net income attributable to Malibu Boats, Inc.	29,891	11.3%	21,225	10.9%	56,835	11.0%	42,318	11.2%

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,179	56.9%	1,101	63.2%	2,238	54.6%	2,132	63.1%
Saltwater Fishing	469	22.6%	152	8.7%	954	23.3%	298	8.8%
Cobalt	425	20.5%	489	28.1%	905	22.1%	947	28.0%
Total units	2,073	100.0%	1,742	100.0%	4,097	100%	3,377	100%

Net sales per unit	$127,297		$112,312		$126,284		$111,528

Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended December 31, 2020
Net Sales
Net sales for the three months ended December 31, 2021 increased $68.2 million, or 34.9%, to $263.9 million as compared to the three months ended December 31, 2020. The increase in net sales was driven primarily by a favorable model mix and increased unit volumes primarily due to the acquisition of Maverick Boat Group on December 31, 2020. We recognized an increase in net sales across all three segments and increase in volumes at our Malibu and Saltwater Fishing segments during the three months ended December 31, 2021. Unit volume for the three months ended December 31, 2021, increased 331 units, or

19.0%, to 2,073 units as compared to the three months ended December 31, 2020. Our unit volume increased primarily due to the acquisition of Maverick Boat Group on December 31, 2020.
Net sales attributable to our Malibu segment increased $24.8 million, or 22.9%, to $133.5 million for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Unit volumes attributable to our Malibu segment increased 78 units for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. The increase in net sales was driven by increased volume, a favorable model mix and year over year price increases.
Net sales attributable to our Saltwater Fishing segment increased $35.7 million, or 90.2%, to $75.2 million, for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Unit volume increased 317 units for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase in net sales was driven primarily by the acquisition of Maverick Boat Group on December 31, 2020 and favorable model mix.
Net sales attributable to our Cobalt segment increased $7.7 million, or 16.2%, to $55.2 million for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Unit volumes attributable to Cobalt decreased 64 units for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase in net sales was driven primarily by a favorable model mix partially offset by a decrease in volumes due to production of larger, more complex boats and ongoing supply chain constraints.
Overall consolidated net sales per unit increased 13.3% to $127,297 per unit for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Net sales per unit for our Malibu segment increased 14.7% to $113,192 per unit for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, driven primarily by a favorable model mix and year over year price increases. Net sales per unit for our Saltwater Fishing segment decreased 38.3% to $160,429 per unit for the three months ended December 31, 2021 driven primarily by mix of models due mostly to the inclusion of lower priced models from our acquisition of Maverick Boat Group on December 31, 2020. Net sales per unit for our Cobalt segment increased 33.8% to $129,866 per unit for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, driven primarily by a favorable model mix.
Cost of Sales
Cost of sales for the three months ended December 31, 2021 increased $54.2 million, or 37.1%, to $200.3 million as compared to the three months ended December 31, 2020. The increase in cost of sales was driven by higher costs related to higher net sales in all our segments, increased prices due to supply chain disruptions and inflationary pressures that have increased prices on parts and components (as discussed above in "Outlook"). In the Malibu segment, higher per unit material and labor costs contributed $13.8 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher volumes, primarily related to the acquisition of Maverick Boat Group, drove $27.5 million of increase in cost of sales which was also modestly impacted by higher per unit costs. In the Cobalt segment, higher per unit material and labor costs contributed $5.3 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the three months ended December 31, 2021 increased $14.1 million, or 28.4%, to $63.6 million compared to the three months ended December 31, 2020. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended December 31, 2021 decreased 120 basis points from 25.3% to 24.1% driven primarily by mix of models due mostly to the inclusion of lower priced models from the Maverick Boat Group, which we acquired on December 31, 2020.
Operating Expenses
Selling and marketing expenses for the three months ended December 31, 2021 increased $1.7 million, or 41.4% to $5.7 million compared to the three months ended December 31, 2020. The increase was driven primarily by incremental selling and marketing expenses from the acquisition of Maverick Boat Group, increased compensation and personnel related expenses and by increased travel and promotional events that have since resumed in the three months ended December 31, 2021 after being suspended for COVID-19 during the three months ended December 31, 2020. As a percentage of sales, selling and marketing expenses increased 10 basis points to 2.1% for the three months ended December 31, 2021 compared to 2.0% for the three months ended December 31, 2020. General and administrative expenses for the three months ended December 31, 2021 increased $1.0 million, or 6.3%, to $16.0 million as compared to the three months ended December 31, 2020 driven primarily by an increase in compensation and personnel related expenses, information technology infrastructure expenses and incremental general and administrative expenses due to the acquisition of Maverick Boat Group offset by a decrease in acquisition expenses related to the acquisition of Maverick Boat Group on December 31, 2020. As a percentage of sales, general and administrative expenses decreased 160 basis points to 6.1% for the three months ended December 31, 2021 compared to 7.7% for the three months ended December 31, 2020. Amortization expense for the three months ended December 31, 2021 increased $0.2 million, or 12.8% to $1.7 million compared to the three months ended December 31, 2020. The increase is due to amortization of intangibles acquired as part of the acquisition of Maverick Boat Group on December 31, 2020 offset by a decrease of amortization expense related to fully amortized intangibles.
Other Expense, Net
Other expense, net for the three months ended December 31, 2021 increased by $0.2 million, or 49.2% to $0.6 million, compared to the three months ended December 31, 2020. The increase in other expense resulted primarily from increased interest expense due to higher average outstanding debt during the three months ended December 31, 2021 compared to the three months ended December 31, 2020.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2021, increased $2.2 million, or 34.9%, to $8.6 million compared to the three months ended December 31, 2020. The increase primarily resulted from increased pre-tax earnings. For the three months ended December 31, 2021 and 2020, our effective tax rate of 21.7% and 22.3%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate in both periods was partially offset by a windfall benefit generated by certain stock based compensation, as well as the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2021 and 2020, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.8% and 3.3%, respectively.
Comparison of the Six Months Ended December 31, 2021 to the Six Months Ended December 31, 2020
Net Sales
Net sales for the six months ended December 31, 2021 increased $140.8 million, or 37.4%, to $517.4 million as compared to the six months ended December 31, 2020. The increase in net sales was driven primarily by a favorable model mix and increased unit volumes primarily due to the acquisition of Maverick Boat Group on December 31, 2020. We recognized an increase in net sales across all three segments and increase in volumes at our Malibu and Saltwater segments during the six months ended December 31, 2021. Unit volume for the six months ended December 31, 2021, increased 720 units, or 21.3%, to 4,097 units as compared to the six months ended December 31, 2020. Our unit volume increased primarily due to the acquisition of Maverick Boat Group on December 31, 2020.
Net sales attributable to our Malibu segment increased $43.3 million, or 20.8%, to $251.7 million for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. Unit volumes attributable to our Malibu segment increased 106 units for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. The increase in net sales was driven by increased volume, favorable model mix and year over year price increases.
Net sales attributable to our Saltwater Fishing segment increased $75.7 million, or 99.4%, to $152.0 million, for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. Unit volume increased 656 units for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase in net sales was driven primarily by the acquisition of Maverick Boat Group on December 31, 2020 and favorable model mix.
Net sales attributable to our Cobalt segment increased $21.8 million, or 23.7%, to $113.7 million for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. Unit volumes attributable to Cobalt decreased 42 units for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase in net sales was driven primarily by a favorable model mix partially offset by a decrease in volumes due to production of larger, more complex boats and ongoing supply chain constraints.
Overall consolidated net sales per unit increased 13.2% to $126,284 per unit for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. Net sales per unit for our Malibu segment increased 15.0% to $112,469 per unit for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, driven primarily by a favorable model mix and year over year price increases. Net sales per unit for our Saltwater Fishing segment decreased 37.7% to $159,296 per unit for the six months ended December 31, 2021 driven primarily by mix of models due mostly to the inclusion of lower priced models from our acquisition of Maverick Boat Group on December 31, 2020. Net sales per unit for our Cobalt segment increased 29.4% to $125,648 per unit for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, driven primarily by a favorable model mix.
Cost of Sales
Cost of sales for the six months ended December 31, 2021 increased $112.7 million, or 40.0%, to $394.1 million as compared to the six months ended December 31, 2020. The increase in cost of sales was driven by higher costs related to higher net sales in all our segments, increased prices due to supply chain disruptions and inflationary pressures that have increased prices on parts and components (as discussed above in "Outlook"). In the Malibu segment, higher per unit material and labor costs contributed $24.7 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher volumes, primarily related to the acquisition of Maverick Boat Group, drove $57.5 million of increase in cost of sales which was also modestly impacted by higher per unit costs. In the Cobalt segment, higher per unit material and labor costs contributed $15.1 million to the increase in cost of sales and were driven by an increased mix of larger product that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the six months ended December 31, 2021 increased $28.1 million, or 29.5%, to $123.3 million compared to the six months ended December 31, 2020. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the six months ended December 31, 2021 decreased 150 basis points from 25.3% to 23.8% driven primarily by mix of models due mostly to the inclusion of lower priced models from the Maverick Boat Group, which we acquired on December 31, 2020.
Operating Expenses
Selling and marketing expenses for the six months ended December 31, 2021 increased $3.2 million, or 41.5% to $10.8 million compared to the six months ended December 31, 2020. The increase was driven primarily by incremental selling and marketing expenses from the acquisition of Maverick Boat Group, increased compensation and personnel related expenses and increased travel and promotional events that have since resumed in the six months ended December 31, 2021 after being suspended for COVID-19 during the six months ended December 31, 2020. As a percentage of sales, selling and marketing expenses increased 10 basis points to 2.1% for the six months ended December 31, 2021 compared to 2.0% for the six months ended December 31, 2020. General and administrative expenses for the six months ended December 31, 2021 increased $5.4 million, or 20.2%, to $32.1 million as compared to the six months ended December 31, 2020 driven primarily by an increase in compensation and personnel related expenses, travel related expenses, information technology infrastructure expenses and incremental general and administrative expenses due to the acquisition of Maverick Boat Group offset by lower professional fees and a decrease in acquisition expenses related to the acquisition of Maverick Boat Group on December 31, 2020. As a percentage of sales, general and administrative expenses decreased 90 basis points to 6.2% for the six months ended December 31, 2021 compared to 7.1% for the six months ended December 31, 2020. Amortization expense for the six months ended December 31, 2021 increased $0.5 million, or 17.3% to $3.6 million compared to the six months ended December 31, 2020. The increase is due to amortization of intangibles acquired as part of the acquisition of Maverick Boat Group on December 31, 2020 offset by a decrease of amortization expense related to fully amortized intangibles.
Other Expense, Net
Other expense, net for the six months ended December 31, 2021 increased by $0.3 million, or 34.5% to $1.3 million compared to the six months ended December 31, 2020. The increase in other expense resulted primarily from increased interest expense due to higher average outstanding debt during the six months ended December 31, 2021 compared to the six months ended December 31, 2020.
Provision for Income Taxes
Our provision for income taxes for the six months ended December 31, 2021, increased $3.9 million, or 30.9%, to $16.6 million compared to the six months ended December 31, 2020. The increase primarily resulted from increased pre-tax earnings. For the six months ended December 31, 2021 and 2020, our effective tax rate of 22.0% and 22.3%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2021 and 2020, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.8% and 3.3%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration-related expenses and non-cash compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$30,979	$22,147	$58,912	$44,185
Provision for income taxes	8,562	6,348	16,646	12,715
Interest expense	656	445	1,340	1,001
Depreciation	4,613	3,599	9,531	7,085
Amortization	1,719	1,524	3,575	3,048
Professional fees [1]	—	673	—	2,238
Acquisition and integration related expenses [2]	—	2,577	—	2,577
Stock-based compensation expense [3]	1,598	1,800	2,856	2,611
Adjusted EBITDA	$48,127	$39,113	$92,860	$75,460
Net Sales	$263,887	$195,647	$517,384	$376,631
Net Income Margin [4]	11.7%	11.4%	11.4%	11.7%
Adjusted EBITDA Margin [4]	18.2%	20.0%	17.9%	20.0%

(1)
For the three and six months ended December 31, 2020, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and six months ended December 31, 2020, represents legal and advisory fees incurred in connection with our acquisition of Maverick Boat Group on December 31, 2020. Integration related expenses for the three and six months ended December 31, 2020, include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired from Maverick Boat Group, which was sold during the third quarter of fiscal 2021.

(3)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 14 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(4)	We calculate net income margin as net income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$29,891	$21,225	$56,835	$42,318
Provision for income taxes	8,562	6,348	16,646	12,715
Professional fees [1]	—	673	—	2,238
Acquisition and integration related expenses [2]	1,677	3,651	3,354	4,724
Stock-based compensation expense [3]	1,598	1,800	2,856	2,611
Net income attributable to non-controlling interest [4]	1,088	922	2,077	1,867
Fully distributed net income before income taxes	42,816	34,619	81,768	66,473
Income tax expense on fully distributed income before income taxes [5]	10,190	8,170	19,461	15,688
Adjusted fully distributed net income	$32,626	$26,449	$62,307	$50,785

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,900,201	20,717,359	20,875,091	20,684,644
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [6]	600,919	700,732	600,919	707,497
Weighted-average unvested restricted stock awards issued to management [7]	248,129	209,544	236,147	194,296
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,749,249	21,627,635	21,712,157	21,586,437
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income available to Class A Common Stock per share	$1.43	$1.03	$2.72	$2.05
Impact of adjustments:
Provision for income taxes	0.41	0.30	0.80	0.61
Professional fees [1]	—	0.03	—	0.11
Acquisition and integration related expenses [2]	0.08	0.18	0.16	0.23
Stock-based compensation expense [3]	0.08	0.09	0.14	0.13
Net income attributable to non-controlling interest [4]	0.05	0.04	0.10	0.09
Fully distributed net income per share before income taxes	2.05	1.67	3.92	3.22
Impact of income tax expense on fully distributed income before income taxes [5]	(0.49)	(0.39)	(0.93)	(0.75)
Impact of increased share count [8]	(0.06)	(0.06)	(0.12)	(0.12)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.50	$1.22	$2.87	$2.35

(1)
For the three and six months ended December 31, 2020, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. See Note 16 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)
For the three and six months ended December 31, 2021, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt. For the three and six months ended December 31, 2020, represents, legal and advisory fees incurred in connection with the acquisition of Maverick Boat Group and the amortization of intangibles acquired in connection with the acquisitions of Pursuit and Cobalt.

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
(5)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.8% and 23.6% of income before income taxes for the three and six month periods ended December 31, 2021 and 2020, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2022 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for capital investments, repayments under our debt arrangements, acquisitions and cash payments under our tax receivable agreement. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2021	2020
Total cash provided by (used in):
Operating activities	$57,966	$72,601
Investing activities	(26,226)	(161,952)
Financing activities	(28,153)	79,138
Impact of currency exchange rates on cash balances	(231)	155
Increase (decrease) in cash	$3,356	$(10,058)
Operating Activities
Net cash provided by operating activities was $58.0 million for the six months ended December 31, 2021, compared to $72.6 million for the six months ended December 31, 2020, a decrease of $14.6 million. The decrease in cash provided by operating activities primarily resulted from a net decrease in operating assets and liabilities of $33.0 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory offset by an increase of $18.4 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $26.2 million for the six months ended December 31, 2021, and $162.0 million for the six months ended December 31, 2020, Net cash used for investing activities for the six months ended December 31, 2021 was primarily for general capital expenditures and expansion projects at our Saltwater Fishing facilities. Net cash used for investing activities for the six months ended December 31, 2020 was primarily related to the acquisition of Maverick Boat Group on December 31, 2020.
Financing Activities
Net cash used in financing activities was $28.2 million for the six months ended December 31, 2021, compared to net cash provided by financing activities of $79.1 million for the six months ended December 31, 2020, a change of $107.3 million. During the six months ended December 31, 2021, we repaid $20 million of borrowings under our revolving credit facility, we repurchased $5.2 million of our Class A Common Stock under our previously announced stock repurchase program. We repaid $0.6 million on our term loan, paid $2.0 million on taxes for shares withheld upon the vesting of restricted stock awards, and paid $1.2 million in distributions to LLC Unit holders and we received $1.0 million in proceeds from the exercise of stock options. During the six months ended December 31, 2020, we received proceeds of $25.0 million from a new incremental term loan and $65.0 million from additional borrowings under our revolving credit facility to fund the acquisition of Maverick Boat Group. During the six months ended December 31, 2020, we also repaid $8.8 million of borrowings under our revolving credit facility, paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $0.6 million in deferred financing costs, paid $0.6 million in distributions to LLC unit holders and received $0.3 million in proceeds from the exercise of stock options.
Loans and Commitments
We amended our existing credit agreement on December 30, 2020 in connection with our acquisition of Maverick Boat Group. As a result of that amendment, we currently have a revolving credit facility with borrowing capacity of up to $170.0 million and $98.8 million aggregate principal amount of term loans outstanding. As of December 31, 2021, we had $25.0 million outstanding under our revolving credit facility and $1.3 million in outstanding letters of credit, with $143.7 million available for borrowing. Our revolving credit facility matures on July 1, 2024, our term loan in a principal amount of $25.0 million, of which $23.8 million is outstanding as of December 31, 2021 (which we refer to as the incremental term loan) matures on July 1, 2024 and our term loans in a principal amount of $75.0 million (which we refer to as the existing term loans, and together with the incremental term loan, the term loans) mature on July 1, 2022. The revolving credit facility and term loans are governed by a credit agreement with Boats LLC as the borrower and Truist Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of December 31, 2021, the interest rate on our term loans and revolving credit facility was 1.35%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
All of our $123.8 million of debt outstanding under our credit agreement as of December 31, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our credit agreement to replace LIBOR with an alternative benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
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

If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative benchmark rate, we would expect to incur additional interest expense on such indebtedness as of December 31, 2021 of approximately $1.2 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of U.S. LIBOR by June 30, 2023.
Future Liquidity Needs and Capital Expenditures
Management believes that our existing cash and cash flows from operations will be sufficient to fund our operations for the next 12 months. We estimate that approximately $3.8 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2022. We expect to repay $76.3 million due on our term loans in the next 12 months with cash from operations.
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
Stock Repurchase Program
On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. We intend to fund repurchases under the Repurchase Program from cash on hand. During the six months ended December 31, 2021, we repurchased 77,735 shares of Class A Common Stock for $5.2 million in cash including related fees and expenses. As of December 31, 2021, we may repurchase up to an additional $64.8 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
As of December 31, 2021, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt [1]	$123,750	$76,250	$47,500	$—	$—
Interest expense [2]	2,113	1,160	953	—	—
Operating leases [3]	14,720	2,518	5,060	4,511	2,631
Purchase obligations [4]	164,917	164,917	—	—	—
Payments pursuant to tax receivable agreement [5]	48,214	3,773	8,006	8,581	27,854
Total	$353,714	$248,618	$61,519	$13,092	$30,485

(1)
Principal payments on our outstanding bank debt per terms of our credit agreement, which is comprised of term loans, of which $98.8 million is outstanding as of December 31, 2021 and $170.0 million revolving credit facility, of which $25.0 million was outstanding as of December 31, 2021. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. The balance of outstanding term loans matures on July 1, 2022, the incremental term loan matures on July 1, 2024 and the revolving credit facility matures on July 1, 2024.

(2)
Interest payments on our outstanding term loans under our credit agreement. Our term loan bears interest at variable rates. We have calculated future interest obligations based on the interest rate as of December 31, 2021.

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
Critical Accounting Policies
As of December 31, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended December 31, 2021, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
In November 2021, the Company repurchased 9,600 shares of Class A Common Stock at $77.03 per share, respectively, from employees to satisfy tax withholding obligations incurred in connections with the vesting of restricted stock.
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our Repurchase Program during the quarter ended December 31, 2021 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
October	—	$—	—	$70,000
November	—	—	—	70,000
December	77,735	67.25	77,735	64,772
Total	77,735	$67.25	77,735	$64,772
(1) On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2021 to November 8, 2022. The Repurchase Program was publicly announced on November 4, 2021. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the terms of the LLC’s limited liability company agreement, an equal number of LLC Units were also canceled.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Bylaws of Malibu Boats, Inc. [1]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Description of Class A Common Stock [5]
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [2]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
10.1	Director Compensation Policy
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (Included as Exhibit 101).
(1)    Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.
(2)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.
(3)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.
(4)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.
(5)    Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-36290) filed on August 26, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2022	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)