Form 10-Q
period 2022-03-31
MALIBU BOATS, INC.
filed 2022-05-10
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of May 6, 2022:	20,503,058	shares
Class B Common Stock, par value $0.01, outstanding as of May 6, 2022:	10	shares

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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	$344,287	$273,162	$861,671	$649,793
Cost of sales	247,166	201,134	641,247	482,535
Gross profit	97,121	72,028	220,424	167,258
Operating expenses:
Selling and marketing	6,773	4,667	17,548	12,280
General and administrative	17,129	18,402	49,207	45,092
Amortization	1,682	2,094	5,257	5,142
Operating income	71,537	46,865	148,412	104,744
Other expense, net:
Other income, net	(10)	(7)	(33)	(29)
Interest expense	650	796	1,990	1,797
Other expense, net	640	789	1,957	1,768
Income before provision for income taxes	70,897	46,076	146,455	102,976
Provision for income taxes	16,064	10,941	32,710	23,656
Net income	54,833	35,135	113,745	79,320
Net income attributable to non-controlling interest	1,955	1,339	4,032	3,206
Net income attributable to Malibu Boats, Inc.	$52,878	$33,796	$109,713	$76,114

Comprehensive income:
Net income	$54,833	$35,135	$113,745	$79,320
Other comprehensive income (loss):
Change in cumulative translation adjustment	711	(262)	14	1,790
Other comprehensive income (loss)	711	(262)	14	1,790
Comprehensive income	55,544	34,873	113,759	81,110
Less: comprehensive income attributable to non-controlling interest	1,980	1,329	4,032	3,282
Comprehensive income attributable to Malibu Boats, Inc.	$53,564	$33,544	$109,727	$77,828

Weighted-average shares outstanding used in computing net income per share:
Basic	20,777,512	20,799,405	20,843,040	20,722,339
Diluted	20,982,873	21,032,360	21,097,502	20,939,927
Net income available to Class A Common Stock per share:
Basic	$2.54	$1.62	$5.26	$3.67
Diluted	$2.51	$1.61	$5.20	$3.63

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2022	June 30, 2021
Assets
Current assets
Cash	$56,966	$41,479
Trade receivables, net	49,118	49,844
Inventories, net	164,390	116,685
Prepaid expenses and other current assets	7,462	4,775
Total current assets	277,936	212,783
Property, plant and equipment, net	160,778	132,913
Goodwill	101,347	101,033
Other intangible assets, net	230,100	235,363
Deferred tax assets	42,531	48,022
Other assets	11,268	12,670
Total assets	$823,960	$742,784
Liabilities
Current liabilities
Current maturities of long-term obligations	$73,406	$4,250
Accounts payable	61,608	45,992
Accrued expenses	83,933	77,179
Income taxes and tax distribution payable	2,752	3,209
Payable pursuant to tax receivable agreement, current portion	3,773	3,773
Total current liabilities	225,472	134,403
Deferred tax liabilities	28,159	27,869
Other liabilities	12,374	15,892
Payable pursuant to tax receivable agreement, less current portion	44,441	44,441
Long-term debt	46,375	139,025
Total liabilities	356,821	361,630
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,503,058 shares issued and outstanding as of March 31, 2022; 20,847,019 issued and outstanding as of June 30, 2021	203	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 10 shares issued and outstanding as of March 31, 2022; 10 shares issued and outstanding as of June 30, 2021	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and June 30, 2021	—	—
Additional paid in capital	85,568	111,308
Accumulated other comprehensive loss	(1,625)	(1,639)
Accumulated earnings	373,265	263,552
Total stockholders' equity attributable to Malibu Boats, Inc.	457,411	373,428
Non-controlling interest	9,728	7,726
Total stockholders’ equity	467,139	381,154
Total liabilities and stockholders' equity	$823,960	$742,784
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$(1,639)	$263,552	$7,726	$381,154
Net income	—	—	—	—	—	—	26,944	989	27,933
Stock based compensation, net of withholding taxes on vested equity awards	(7)	—	—	—	728	—	—	—	728
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(558)	(558)
Foreign currency translation adjustment	—	—	—	—	—	(835)	—	(24)	(859)
Balance at September 30, 2021	20,840	$207	10	$—	$112,094	$(2,474)	$290,496	$8,133	$408,456
Net income	—	—	—	—	—	—	29,891	1,088	30,979
Stock based compensation, net of withholding taxes on vested equity awards	101	1	—	—	53	—	—	—	54
Issuances of equity for services	1	—	—	—	948	—	—	—	948
Issuances of equity for exercise of stock options	35	—	—	—	971	—	—	—	971
Repurchase and retirement of common stock	(78)	(1)	—	—	(5,227)	—	—	—	(5,228)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(452)	(452)
Foreign currency translation adjustment	—	—	—	—	—	138	—	4	142
Balance at December 31, 2021	20,899	$207	10	$—	$108,839	$(2,336)	$320,387	$8,773	$435,870
Net income	—	—	—	—	—	—	52,878	1,955	54,833
Stock based compensation, net of withholding taxes on vested equity awards	1	—	—	—	1,639	—	—	—	1,639
Issuances of equity for services	—	—	—	—	68	—	—	—	68
Repurchase and retirement of common stock	(397)	(4)	—	—	(24,978)	—	—	—	(24,982)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(1,021)	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	711	—	21	732
Balance at March 31, 2022	20,503	$203	10	$—	$85,568	$(1,625)	$373,265	$9,728	$467,139

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,596	$204	15	$—	$103,797	$(3,132)	$153,711	$6,947	$261,527
Net income	—	—	—	—	—	—	21,093	945	22,038
Stock based compensation, net of withholding taxes on vested equity awards	(3)	—	—	—	658	—	—	—	658
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	9	—	—	—	300	—	—	—	300
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(330)	—	—	—	(330)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	480	—	—	—	480
Exchange of LLC Units for Class A Common Stock	28	—	(2)	—	264	—	—	(264)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(449)	(449)
Foreign currency translation adjustment	—	—	—	—	—	630	—	22	652
Balance at September 30, 2020	20,630	$204	13	$—	$105,228	$(2,502)	$174,804	$7,201	$284,935
Net income	—	—	—	—	—	—	21,225	922	22,147
Stock based compensation, net of withholding taxes on vested equity awards	110	2	—	—	750	—	—	—	752
Issuances of equity for services	1	—	—	—	659	—	—	—	659
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(213)	—	—	—	(213)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	229	—	—	—	229
Exchange of LLC Units for Class A Common Stock	12	—	(1)	—	118	—	—	(118)	—
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(495)	(495)
Foreign currency translation adjustment	—	—	—	—	—	1,422	—	48	1,470
Balance at December 31, 2020	20,753	$206	12	$—	$106,771	$(1,080)	$196,029	$7,558	$309,484
Net income	—	—	—	—	—	—	33,796	1,339	35,135
Stock based compensation, net of withholding taxes on vested equity awards	2	—	—	—	1,400	—	—	—	1,400
Issuances of equity for services	—	—	—	—	59	—	—	—	59
Issuances of equity for exercise of stock options	2	—	—	—	75	—	—	—	75
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,531)	—	—	—	(1,531)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,963	—	—	—	1,963
Exchange of LLC Units for Class A Common Stock	87	1	(1)	—	955	—	—	(955)	1
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(710)	(710)

Foreign currency translation adjustment	—	—	—	—	—	(262)	—	(9)	(271)
Balance at March 31, 2021	20,844	$207	11	$—	$109,692	$(1,342)	$229,825	$7,223	$345,605

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

ALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2022	2021
Operating activities:
Net income	$113,745	$79,320
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	4,547	4,060
Non-cash compensation to directors	768	627
Depreciation	14,379	11,215
Amortization	5,257	5,142
Deferred income taxes	5,782	6,032
Other items, net	947	1,434
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	726	(19,922)
Inventories	(44,986)	(34,453)
Prepaid expenses and other assets	(2,461)	(1,623)
Accounts payable	16,977	20,873
Income taxes payable	100	4,805
Accrued expenses	6,844	23,473
Other liabilities	(3,583)	(614)
Net cash provided by operating activities	119,042	100,369
Investing activities:
Purchases of property, plant and equipment	(40,070)	(19,117)
Payment for acquisition, net of cash acquired	(6,566)	(150,427)
Net cash used in investing activities	(46,636)	(169,544)
Financing activities:
Proceeds from long-term borrowings	—	25,000
Proceeds from revolving credit facility	—	65,000
Principal payments on long-term borrowings	(3,938)	(313)
Payments on revolving credit facility	(20,000)	(8,800)
Payment of deferred financing costs	—	(638)
Proceeds received from exercise of stock options	971	375
Cash paid for withholding taxes on vested restricted stock	(2,058)	(1,208)
Distributions to LLC Unit holders	(1,697)	(1,048)
Repurchase and retirement of common stock	(30,210)	—
Net cash (used in) provided by financing activities	(56,932)	78,368
Effect of exchange rate changes on cash	13	13
Changes in cash	15,487	9,206
Cash—Beginning of period	41,479	33,787
Cash—End of period	$56,966	$42,993

Supplemental cash flow information:
Cash paid for interest	$1,544	$1,433
Cash paid for income taxes	27,007	12,599

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

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2022				Nine Months Ended March 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$174,377	$93,435	$71,213	$339,025	$418,339	$244,856	$183,713	$846,908
Part and other sales	4,443	224	595	5,262	12,186	771	1,806	14,763
Total revenue	$178,820	$93,659	$71,808	$344,287	$430,525	$245,627	$185,519	$861,671

Revenue by geography:
North America	$165,499	$93,004	$70,172	$328,675	$383,991	$240,919	$176,612	$801,522
International	13,321	655	1,636	15,612	46,534	4,708	8,907	60,149
Total revenue	$178,820	$93,659	$71,808	$344,287	$430,525	$245,627	$185,519	$861,671

	Three Months Ended March 31, 2021				Nine Months Ended March 31, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$133,349	$79,510	$54,585	$267,444	$333,030	$155,336	$144,922	$633,288
Part and other sales	4,678	379	661	5,718	13,445	776	2,284	16,505
Total revenue	$138,027	$79,889	$55,246	$273,162	$346,475	$156,112	$147,206	$649,793

Revenue by geography:
North America	$119,936	$76,429	$52,256	$248,621	$314,096	$149,020	$141,405	$604,521
International	18,091	3,460	2,990	24,541	32,379	7,092	5,801	45,272
Total revenue	$138,027	$79,889	$55,246	$273,162	$346,475	$156,112	$147,206	$649,793
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
3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statements of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of March 31, 2022		As of June 30, 2021
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	600,919	2.8%	600,919	2.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,503,058	97.2	20,847,019	97.2
	21,103,977	100.0%	21,447,938	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2022, the Company caused the LLC to issue a total of 148,114 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan and (iv) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During the nine months ended March 31, 2022, 16,932 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 16,932 treasury shares in accordance with the LLC Agreement. Also during the nine months ended March 31, 2022, 475,143 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 475,143 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2022 and June 30, 2021, tax distributions payable to non-controlling LLC Unit holders were $1,021 and $687, respectively. During the nine months ended March 31, 2022 and 2021, tax distributions paid to the non-controlling LLC Unit holders were $1,697 and $1,048, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Acquisitions
Acquisition of Certain Assets of AmTech, LLC and BTR, LLC
On February 1, 2022, Malibu Electronics, LLC, a newly-formed, wholly-owned, direct subsidiary of Boats LLC, entered into an asset purchase agreement to acquire certain assets of AmTech, LLC, an Alabama limited liability company, and real property of BTR, LLC, an Alabama limited liability company. Boats LLC acquired the assets related to the manufacturing and distribution of wiring harnesses that had previously been sold by Amtech, LLC to Boats LLC and its subsidiaries. The acquisition continues the vertical integration strategy of the Company by acquiring its primary supplier of wiring harnesses for Malibu and Axis boats. The Company accounted for the transaction in accordance with ASC Topic 805, Business Combinations.

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
The fair value of the definite-lived intangible assets are being amortized using the straight-line method to amortization expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted-average useful life of identifiable definite-lived intangible assets acquired was 20 years. Goodwill of $49,189 arising from the acquisition consists of expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2022 and 2021, assumes that the acquisition of Maverick Boat Group occurred as of July 1, 2020. The unaudited interim pro forma financial information combines historical results of Malibu and Maverick Boat Group, with adjustments for interest on debt financing, depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited interim pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2021 or the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	$344,287	$273,162	$861,671	$705,813
Net income	54,833	35,135	113,745	81,636
Net income attributable to Malibu Boats, Inc.	52,878	33,796	109,713	78,377
Basic earnings per share	$2.54	$1.62	$5.26	$3.78
Diluted earnings per share	$2.51	$1.61	$5.20	$3.74

5. Inventories
Inventories, net consisted of the following:

	As of March 31, 2022	As of June 30, 2021
Raw materials	$131,608	$92,324
Work in progress	24,713	15,862
Finished goods	8,069	8,499
Total inventories	$164,390	$116,685

6. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31, 2022	As of June 30, 2021
Land	$4,905	$4,600
Building and leasehold improvements	78,654	74,622
Machinery and equipment	77,592	66,792
Furniture and fixtures	10,211	9,600
Construction in process	45,876	22,005
	217,238	177,619
Less: Accumulated depreciation	(56,460)	(44,706)
Property, plant and equipment, net	$160,778	$132,913
Depreciation expense was $4,848 and $4,130 for the three months ended March 31, 2022 and 2021, respectively, and $14,379 and $11,215 for the nine months ended March 31, 2022 and 2021 substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended March 31, 2022 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2021	$12,528	$68,714	$19,791	$101,033
Addition related to the acquisition	329	—	—	329
Effect of foreign currency changes on goodwill	(15)	—	—	(15)
Goodwill as of March 31, 2022	$12,842	$68,714	$19,791	$101,347
The components of other intangible assets were as follows:

	As of March 31, 2022	As of June 30, 2021	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,997	$159,394	15-20	16.8
Patent	2,600	3,986	15	10.3
Trade name	100	24,667	15	8.2
Non-compete agreement	52	53	10	2.6
Total	134,749	188,100
Less: Accumulated amortization	(22,849)	(70,937)
Total definite-lived intangible assets, net	111,900	117,163
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$230,100	$235,363
Amortization expense recognized on all amortizable intangibles was $1,682 and $2,094 for the three months ended March 31, 2022 and 2021, respectively, and $5,257 and $5,142 for the nine months ended March 31, 2022 and 2021, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2022	$1,702
2023	6,825
2024	6,825
2025	6,821
2026	6,820
2027 and thereafter	82,907
$111,900

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2022	As of June 30, 2021
Warranties	$37,692	$35,035
Dealer incentives	11,936	12,479
Accrued compensation	22,093	19,965
Current operating lease liabilities	2,101	2,027
Accrued legal and professional fees	1,670	1,440
Customer deposits	5,908	3,449
Other accrued expenses	2,533	2,784
Total accrued expenses	$83,933	$77,179

9. Product Warranties
Malibu and Axis brand boats have a limited warranty for a period up to five years. Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of three years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company’s warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Beginning balance	$36,396	$31,046	$35,035	$27,500
Add: Warranty expense	5,472	4,700	15,180	14,346
Additions for acquisitions	—	—	—	883
Less: Warranty claims paid	(4,176)	(3,475)	(12,523)	(10,458)
Ending balance	$37,692	$32,271	$37,692	$32,271

10. Financing
Outstanding debt consisted of the following:

	As of March 31, 2022	As of June 30, 2021
Term loans	$95,438	$99,375
Revolving credit loan	25,000	45,000
Less unamortized debt issuance costs	(657)	(1,100)
Total debt	119,781	143,275
Less current maturities	73,406	4,250
Long-term debt less current maturities	$46,375	$139,025
Long-Term Debt
As of March 31, 2022, the Company has a revolving credit facility with borrowing capacity of up to $170,000 and term loans with an aggregate principal amount of $95,438 outstanding. As of March 31, 2022, the Company had $25,000 outstanding under its revolving credit facility and $1,310 in outstanding letters of credit, with $143,690 available for borrowing. The revolving credit facility matures on July 1, 2024, a term loan made on December 30, 2020 in a principal amount of $25,000, of which $23,438 was outstanding as of March 31, 2022, (the “Incremental Term Loan”) matures on July 1, 2024 and term loans in a principal amount of $75,000, of which $72,000 was outstanding as of March 31, 2022 (the “Existing Term Loans,” and together with the Incremental Term Loans, the “Term Loans”), mature on July 1, 2022.
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
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month London Inter-bank Offered Rate ("LIBOR") plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2022, the interest rate on the Company’s term loans and revolving credit facility was 1.70%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the Term Loans without any penalties. The Existing Term Loans required an amortization payment of approximately $3,000 on March 31, 2022 and the remaining balance of the Existing Term Loans is due on the scheduled maturity date of July 1, 2022, each reflected as current maturities of long-term obligations. The

Incremental Term Loan of $25,000 is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022 and 7.5% per year through June 30, 2024, resulting in $1,406 being reflected as current maturities of long-term obligations with the balance of the Incremental Term Loan due on the scheduled maturity date of July 1, 2024. The Credit Agreement also requires prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.
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
In connection with entering into the Credit Agreement in fiscal year 2017, the Company capitalized $2,074 in deferred financing costs. In connection with Third Amendment entered into in December 2020, the Company capitalized $638 in deferred financing costs during the nine months ended March 31, 2021. These costs, in addition to the unamortized balance related to costs associated with the Company's previous credit facility of $671, are being amortized over the term of the Credit Agreement into interest expense using the effective interest method and presented as a direct offset to the total debt outstanding on the consolidated balance sheets.
The Company used proceeds from an equity offering on August 24, 2017 to repay $50,000 on its Existing Term Loans and exercised its option to apply the prepayment to principal installments through December 31, 2021, and a portion of principal installments due on March 31, 2022.
Covenant Compliance
As of March 31, 2022, the Company was in compliance with the financial covenants contained in the Credit Agreement.
11. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. Leases with an initial term of 12 months or less are not recorded on the unaudited interim condensed consolidated balance sheets. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised.
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of March 31, 2022	As of June 30, 2021
Assets
Right-of-use assets	Other assets	$11,209	$12,606

Liabilities
Current operating lease liabilities	Accrued expenses	$2,101	$2,027
Long-term operating lease liabilities	Other liabilities	10,659	12,198
Total lease liabilities		$12,760	$14,225

Classification		Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Operating lease costs (1)	Cost of sales	$690	$561	$1,953	$1,573
	Selling and marketing, and general and administrative	214	217	645	639

Sublease income	Other income, net	10	10	29	29

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	631	661	1,890	1,970
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of March 31, 2022 and 2021 was 5.74 years and 6.66 years, respectively. As of March 31, 2022 and 2021, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.63%, respectively.
Future annual minimum lease payments for the following fiscal years as of March 31, 2022 are as follows:

Amount
Remainder of 2022	$632
2023	2,549
2024	2,606
2025	2,312
2026	2,255
2027 and thereafter	3,760
Total	14,114
Less: imputed interest	(1,354)
Present value of lease liabilities	$12,760

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

The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2022	As of June 30, 2021
Beginning fiscal year balance	$48,214	$49,665
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	2,142
Adjustment for change in estimated tax rate	—	(88)
Payments under tax receivable agreement	—	(3,505)
	48,214	48,214
Less: current portion under tax receivable agreement	(3,773)	(3,773)
Ending balance	$44,441	$44,441
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
As of March 31, 2022 and June 30, 2021, the Company had deferred tax assets on each date of $114,242 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate tax receivable agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return, which was filed on March 14, 2022.
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
As of March 31, 2022 and June 30, 2021, the Company maintained a total valuation allowance of $15,464 and $15,279, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

was signed into law. The CARES Act contains significant business tax provisions, including modifications to the rules limiting the deductibility of net operating losses (NOLs), expensing of qualified improvement property (QIP) and business interest in Internal Revenue Code Sections 172(a) and 163(j), respectively. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the nine months ended March 31, 2022 and 2021, respectively, relating to the CARES Act.
For the three months ended March 31, 2022 and 2021, the Company's effective tax rate was 22.7% and 23.7%, respectively. For the nine months ended March 31, 2022 and 2021, the Company's effective tax rate was 22.3% and 23.0%, respectively. For the three and nine months ended March 31, 2022 and 2021, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate in both periods was partially offset by a windfall benefit generated by certain stock-based compensation, the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
14. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2022, 506,634 shares remain available for future issuance under the long term incentive plan.
On November 3, 2021, under the Incentive Plan, the Company granted approximately 32,000 restricted service-based stock units and 23,000 restricted service-based stock awards to key employees under the Incentive Plan. The grant date fair value of these awards was $4,149 based on a stock price of $74.25 per share on the date of grant. Approximately 58% of the awards vest ratably over three years and approximately 42% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service-based units and awards is amortized on a straight-line basis over the requisite service period.
On November 3, 2021, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2024. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 26,000. The grant date fair value of the awards was estimated to be $1,305, based on a stock price of $74.25. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2022:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2021	161,723	$32.64
Options granted	—	—
Options exercised	(34,625)	28.04
Outstanding options as of March 31, 2022	127,098	33.89
Exercisable as of March 31, 2022	109,605	$32.79

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2022:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2021	314,916	$44.46
Granted	136,630	74.51
Vested	(99,299)	44.67
Forfeited	(8,863)	55.90
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2022	343,384	$56.06
Stock compensation expense attributable to the Company's share-based equity awards was $1,691 and $1,449 for the three months ended March 31, 2022 and 2021, respectively, and $4,547 and $4,060 for the nine months ended March 31, 2022 and 2021. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three and nine months ended March 31, 2022 include 985 and 13,116 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
15. Net Earnings Per Share
Basic net income per share of Class A Common Stock is computed by dividing net income attributable to the Company's earnings by the weighted-average number of shares of Class A Common Stock outstanding during the period. The weighted-average number of shares of Class A Common Stock outstanding used in computing basic net income per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common shareholders through receipt of additional units of equivalent value to the dividends paid to Class A Common Stock holders.
Diluted net income per share of Class A Common Stock is computed similarly to basic net income per share except the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company's LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Basic:
Net income attributable to Malibu Boats, Inc.	$52,878	$33,796	$109,713	$76,114
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,535,856	20,571,601	20,607,085	20,499,949
Weighted-average participating restricted stock units convertible into Class A Common Stock	241,656	227,804	235,955	222,390
Basic weighted-average shares outstanding	20,777,512	20,799,405	20,843,040	20,722,339
Basic net income per share	$2.54	$1.62	$5.26	$3.67

Diluted:
Net income attributable to Malibu Boats, Inc.	$52,878	$33,796	$109,713	$76,114
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,777,512	20,799,405	20,843,040	20,722,339
Restricted stock units granted to employees	80,475	97,376	114,746	90,592
Stock options granted to employees	57,836	69,613	72,666	61,030
Market performance awards granted to employees	67,050	65,966	67,050	65,966
Diluted weighted-average shares outstanding [1]	20,982,873	21,032,360	21,097,502	20,939,927
Diluted net income per share	$2.51	$1.61	$5.20	$3.63
1 The Company excluded (i) 660,113 and 603,919 potentially dilutive shares from the calculation of diluted net income per share for the three months ended March 31, 2022 and 2021, respectively, and (ii) 660,113 and 622,306 potentially dilutive shares from the calculation of diluted net income per share for the nine months ended March 31, 2022 and 2021, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and, therefore, are not included in the calculation. Accordingly, basic and diluted net earnings per share of Class B Common Stock have not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $229,817 and $79,599 as of March 31, 2022 and June 30, 2021, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three and nine months ended March 31, 2022, there were no repurchases and as of March 31, 2022, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of March 31, 2022 consistent with June 30, 2021.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860,

Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited condensed consolidated balance sheets. As of March 31, 2022, the Company had no financing receivables and at June 30, 2021, the Company had $95 recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and except as disclosed below, believes there are no product liability claims as of March 31, 2022 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows, after considering available insurance coverage.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) that would have a material adverse impact on the Company's results of operations at March 31, 2022.
Legal Proceedings
Batchelder Matters
The Company and its indirect subsidiary Boats LLC are defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the "Batchelder I Matter"), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Batchelder I Plaintiffs”). The Batchelder I Plaintiffs also sued the manufacturer of the boat at issue in the case, Malibu Boats West, Inc. (“West”). West is not, and has never been, a subsidiary of the Company but was a separate legal entity whose assets were purchased by Boats LLC in 2006. The case involves a personal injury accident in 2014 involving a 2000 model year boat that was manufactured by West. On August 28, 2021, the jury rejected the Batchelder I Plaintiffs’ design defect claims and found that the driver of the boat was 75% at fault for the accident. Notwithstanding those findings, the jury found that Boats LLC and West negligently failed to warn of a hazard posed by the relevant boat and that such failure was a proximate cause of the death of the decedent. The jury also found that Boats LLC is a legal successor of, and responsible for the liabilities of, West. The jury awarded compensatory damages of $80 million and apportioned 15% of such damages to Boats LLC and 10% of such damages to West. In addition, the jury awarded $80 million of punitive damages against Boats LLC and $40 million of punitive damages against West. Based on the jury’s finding of successor liability, which Boats LLC contends is erroneous, the trial court entered judgment against West and Boats LLC, with a potential maximum liability to Boats LLC of $140 million, plus post-judgment interest.
The Batchelder I Plaintiffs also filed motions, after the judgment, seeking orders requiring Boats LLC to pay pre-judgment interest and a portion of their attorney fees. The Company opposed both motions, arguing that the Batchelder I Plaintiffs have no right either to pre-judgment interest or to reimbursement of their attorneys’ fees, and in the alternative that the amount of attorneys’ fees sought was unreasonable. The trial court denied the Batchelder I Plaintiffs’ motion for prejudgment interest and held that ruling on the Batchelder I Plaintiffs’ motion for attorneys’ fees would be premature, indicating that it would decide whether the Batchelder I Plaintiffs have the right to attorneys’ fees, and if so what amount is reasonable, if still necessary upon the resolution of the Company’s post-trial motions and any related appeals.
The Company has filed post-trial motions with the trial judge, and it intends to appeal in the event that its post-trial motions are unsuccessful. Pending resolution of the post-trial and appeals process, the payment of any damages in this matter is expected to be stayed. Based on the current status of the process, the Company believes a loss is reasonably possible and that the potential range of loss could be from $0 to $140 million, plus post-judgment interest. As noted above, the trial court has postponed any ruling on the Batchelder I Plaintiffs' contested motion for a portion of their attorney fees pending the resolution of the Company's post-trial motions and any related appeals. While the Company and Boats LLC maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26 million. The Company did not carry a reserve for loss as of March 31, 2022.
The Company is also a defendant in a related product liability case, Stephan Paul Batchelder and Margaret Mary Batchelder, as Natural Guardians of Josh Patrick Batchelder, a minor; Darin Batchelder, individually, and as Natural Guardian of Zach Batchelder, a minor; and Kayla Batchelder (the “Batchelder II Plaintiffs”) v. Malibu Boats, LLC v. Dennis Michael Ficarra; State Court of Rabun County, Civil Action File No. 2022-CV-0034. The complaint was filed on February 9, 2022 as a purported renewal of earlier claims by the Batchelder II Plaintiffs that were dismissed without prejudice. The case involves claims by the Batchelder II Plaintiffs of their own alleged bodily injury and emotional distress stemming from the same accident involving the alleged swamping of the boat manufactured and sold by West that is the subject of the Batchelder I Matter. As noted above, West is not, and has never been, a subsidiary of the Company but was a separate legal entity whose assets were purchased by the Company in 2006. Four Batchelder II Plaintiffs (including three children) seek damages for personal injury and punitive damages, alleging that the accident was caused by a design defect and a failure to warn. The Batchelder II Plaintiffs were all dismissed without prejudice from the Batchelder I Matter shortly before the trial for the Batchelder I Matter, however, and thus the new complaint is a renewal action of the original complaint. The Company believes that the allegations in this case are unfounded and denies that there was a design defect or a duty to warn, that the Batchelder II Plaintiffs suffered the alleged injuries, or that any defect in the boat or failure to warn was a legal cause of the alleged injuries. The Company also contends that the incident was caused by the negligence of the driver of the boat and has filed a Third-Party Complaint against the driver, Dennis Ficarra, based on his negligence. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss. The Company maintains product liability insurance that is applicable to this case.
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

The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2022 and 2021, respectively, and the Company’s financial position at March 31, 2022 and June 30, 2021, respectively:

	Three Months Ended March 31, 2022				Nine Months Ended March 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$178,820	$93,659	$71,808	$344,287	$430,525	$245,627	$185,519	$861,671
Income before provision for income taxes	$47,566	$13,189	$10,142	$70,897	$96,343	$25,529	$24,583	$146,455

	Three Months Ended March 31, 2021				Nine Months Ended March 31, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$138,027	$79,889	$55,246	$273,162	$346,475	$156,112	$147,206	$649,793
Income before provision for income taxes	$27,631	$11,072	$7,373	$46,076	$62,758	$22,880	$17,338	$102,976

	As of March 31, 2022	As of June 30, 2021
Assets
Malibu	$276,678	$211,510
Saltwater Fishing	371,339	360,481
Cobalt	175,943	170,793
Total assets	$823,960	$742,784

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
We currently sell our boats under eight brands (Malibu; Axis; Pursuit; Maverick; Cobia; Pathfinder; Hewes; and Cobalt), and we report our results of operations under three reportable segments (Malibu, Saltwater Fishing and Cobalt), as shown in the table below. See Note 17 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

		% of Total Revenues
Segment	Brands	Nine Months Ended March 31, 2022	Fiscal year ended June 30, 2021
Malibu	Malibu	50.0%	52.2%
	Axis

Saltwater Fishing	Pursuit	28.5%	26.2%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	21.5%	21.6%

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

Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. In December 2020, we acquired Maverick Boat Group and added Maverick, Cobia, Pathfinder and Hewes to our brands. Our Maverick Boat Group family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. We are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $45,000 to $1,200,000.
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
Our operations have continued to be impacted by a variety of external factors. The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to have an impact on us. We elected to suspend operations at all of our facilities from March 2020 until late April and early May 2020, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. During the first half of fiscal 2021, we constrained our production levels in an attempt to allow our supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that we planned for the second half of fiscal 2021. While our net sales for fiscal year 2021 were impacted by our lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially-distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal year 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal year 2021 resulted in lower inventory levels at our dealers throughout fiscal year 2021 and has continued into fiscal year 2022.
Additionally, we experienced supply chain disruptions during the first three quarters of fiscal year 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. Such supply chain disruptions along with increased costs for raw materials, parts and components, shipping and labor, are having industry-wide impacts affecting us and our suppliers, dealers and customers.
The future impact of COVID-19 and ongoing supply chain disruptions on our financial condition and results of operations may result in further constrained production and increased costs and will depend on a number of factors, including factors that we may not be able to forecast at this time. See the risk factors around COVID-19 impact, supply chain disruptions and increases in costs under Part I. Item 1A. on our Form 10- K for the year ended June 30, 2021.
On a consolidated basis, we achieved third quarter fiscal 2022 net sales, gross profit, net income and adjusted EBITDA of $344.3 million, $97.1 million, $54.8 million and $79.8 million, respectively, compared to $273.2 million, $72.0 million, $35.1 million and $57.0 million, respectively, for the third quarter of fiscal 2021. For the third quarter of fiscal 2022, net sales increased 26.0%, gross profit increased 34.8%, net income increased 56.1% and adjusted EBITDA increased 39.9% as compared to the third quarter of fiscal 2021. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5% between 2011 and 2021, for the 50 reporting states. Within the recreational powerboat categories, the performance sport boats category, which we primarily serve with our Malibu and Axis brands, has produced a double-digit compound annual growth rate between 2011 and 2021. Outboard boats and fiberglass sterndrive boats have seen their combined market grow at a 4% compound annual growth rate between 2011 and 2021. This combined growth has been driven primarily by the outboard market. We target the outboard market with our Pursuit, Cobia, Pathfinder, Maverick and Hewes brands, as well as our Cobalt brand, which is a new entrant to the outboard market, and we plan to meaningfully expand our share of the fiberglass outboard category in the future. We cater to the sterndrive market through our Cobalt brand. While the market for sterndrive propulsion, particularly in lower foot length products, has been challenged, Cobalt’s performance continues to be helped by the higher foot length product market it serves, which has grown and through gains in market share by Cobalt.
Although retail growth in powerboats was negatively impacted by weak retail sales in March and April 2020 due to COVID-19, domestic retail demand growth for powerboats accelerated during calendar year 2020, in part because consumers turned to boating as a form of outdoor, socially-distanced recreation during the COVID-19 pandemic. Despite the impact of COVID-19 early in 2020, the increased demand during 2020 was broad based across recreational powerboat categories leading to the highest growth rate the industry has seen in decades. We continued to see strong year-over-year retail growth during the first half of 2021. However, beginning in May 2021, we experienced lower growth and in certain markets year-over-year decreases in retail registrations driven by the lack of available inventory at our dealers and the high growth in those months during 2020. Retail registration activity declined meaningfully during the second half of calendar 2021 versus the comparable period in 2020 given the limited available inventory and the strong sales activity and resulting destocking in 2020 and the first half of 2021. The domestic retail market decreased year-over-year during calendar 2021 for the performance sport boat segment by 2%, while the fiberglass outboard and sterndrive segments were down a combined 7%, in line with expectations given the prior year retail environment. However, when compared to the pre-COVID market conditions of calendar year 2019, the performance sport boat segment and the combined fiberglass outboard and sterndrive segments increased 21% and 3%, respectively, in calendar year 2021 despite depleted channel inventory levels. We believe that despite recent retail registration declines, retail activity at our dealers has continued to be strong and but for a lack of inventory would be higher.
The combination of continued strong retail market activity through 2020 and into early 2021 and supply chain disruptions experienced in 2021 have depleted our current inventory levels at our dealers below pre-COVID levels. Operational challenges and supply chain constraints created by severe winter weather delayed our ability to add to depleted inventory levels in the second half of fiscal 2021, and we experienced increased challenges with our supply chain in the first half of fiscal 2022. In the third quarter of fiscal 2022, our supply chain, while fragile, performed better than the first half of the fiscal year. We believe supply chain disruptions will continue to challenge wholesale production output for the remainder of calendar 2022. As a result of lower dealer inventory levels and lower wholesale production volumes due to the foregoing factors, we expect to see meaningful wholesale demand to restock our dealer inventories through the remainder of fiscal year 2022 and into fiscal 2023 and potentially beyond. We expect lower dealer inventory levels will support our wholesale shipments and financial performance in the fourth quarter of fiscal year 2022, and we believe that wholesale strength is likely to continue into fiscal year 2023. The duration of such heightened dealer restocking demand may be extended by our suppliers' inability to increase production to match our desired wholesale production targets, however, it may alternatively be reduced if retail activity materially deteriorates.
We experienced an increase in supply chain disruptions during the first three quarters of fiscal 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. The duration of these challenges is unknown, and they may meaningfully impact our ability to restock our dealers’ inventories in a timely manner. We have experienced elevated raw material, components and transportation costs, and we anticipate those costs to remain at inflated levels for the remainder of calendar year 2022. To combat this, we implemented a surcharge across all brands effective December 1, 2021. These surcharges could negatively impact retail demand, but we do not believe they will impact our wholesale shipments in fiscal 2022. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For example, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include higher interest rates reducing retail consumer appetite for our product, the availability of credit to our dealers and retail consumers, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components. Retail demand may be negatively impacted this spring and summer as a result of rising gas prices, increasing interest rates and continuing concerns over inflation, all of which are outside of our control.
Since 2008, we have increased our market share among manufacturers of performance sport boats with new product development, improved distribution, new models, and innovative features. However, our market remains highly competitive and our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. Notwithstanding this increasingly competitive environment, we expanded our market share lead in 2019 in the performance sport boats category over our nearest competitors. We believe decreased dealer inventory levels driven by strong retail growth and competitive new product introductions have led to a reduction in our market share through 2021; however, we continue to maintain the leading market share in the performance sport boat category. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-

categories for performance sports boats, we continue to maintain the number one market share position in the United States for the 24’—29’ segment of the sterndrive boat category, and we have the number two market share position in the outboard fiberglass fishing market. Our ability to continue to increase inventory levels at our dealers will be important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain and potentially expand our industry leading market position in performance sports boats.
We believe that our track record of expanding our market share with our Malibu and Axis brands due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt, Pursuit and Maverick Boat Group acquisitions. We have seen the impact of this strategy at Cobalt as we have realized growing market share with the introduction of ten new products in the last twenty-one months. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding the Cobalt, Pursuit and Maverick Boat Group product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Pursuit and Maverick Boat Group will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we introduced six new models of boats during fiscal year 2021 and four new models in the first three quarters of fiscal year 2022. For the Pursuit brand, our focus has been on expanding the award-winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the S 378. Our newest acquisition, Maverick Boat Group, is in the very early stages of integration into the business and meaningful product and innovation changes will be developed for coming years. We believe enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time.
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
Operating Expenses
Our operating expenses include selling and marketing, general and administrative and amortization costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. General and administrative expenses also include product development expenses associated with our vertical integration initiative and acquisition or integration related expenses. Amortization expenses are associated with the amortization of intangibles.
Other (Income) Expense, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense includes adjustments to our tax receivable agreement liability and sublease income.

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
Net Income Attributable to Non-controlling Interest
As of each of March 31, 2022 and 2021, we had a 97.2% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	344,287	100.0%	273,162	100.0%	861,671	100.0%	649,793	100.0%
Cost of sales	247,166	71.8%	201,134	73.6%	641,247	74.4%	482,535	74.3%
Gross profit	97,121	28.2%	72,028	26.4%	220,424	25.6%	167,258	25.7%
Operating expenses:
Selling and marketing	6,773	2.0%	4,667	1.7%	17,548	2.0%	12,280	1.9%
General and administrative	17,129	5.0%	18,402	6.7%	49,207	5.7%	45,092	6.9%
Amortization	1,682	0.4%	2,094	0.8%	5,257	0.7%	5,142	0.8%
Operating income	71,537	20.8%	46,865	17.2%	148,412	17.2%	104,744	16.1%
Other expense, net:
Other income, net	(10)	—%	(7)	—%	(33)	—%	(29)	—%
Interest expense	650	0.2%	796	0.3%	1,990	0.2%	1,797	0.3%
Other expense, net	640	0.2%	789	0.3%	1,957	0.2%	1,768	0.3%
Income before provision for income taxes	70,897	20.6%	46,076	16.9%	146,455	17.0%	102,976	15.8%
Provision for income taxes	16,064	4.7%	10,941	4.0%	32,710	3.8%	23,656	3.6%
Net income	54,833	15.9%	35,135	12.9%	113,745	13.2%	79,320	12.2%
Net income attributable to non-controlling interest	1,955	0.6%	1,339	0.5%	4,032	0.5%	3,206	0.5%
Net income attributable to Malibu Boats, Inc.	52,878	15.3%	33,796	12.4%	109,713	12.7%	76,114	11.7%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,457	56.9%	1,385	56.5%	3,695	55.5%	3,517	60.3%
Saltwater Fishing	551	21.5%	565	23.0%	1,505	22.6%	863	14.8%
Cobalt	554	21.6%	504	20.5%	1,459	21.9%	1,451	24.9%
Total units	2,562	100.0%	2,454	100.0%	6,659	100%	5,831	100%

Net sales per unit	$134,382		$111,313		$129,399		$111,438

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Net Sales
Net sales for the three months ended March 31, 2022 increased $71.1 million, or 26.0%, to $344.3 million as compared to the three months ended March 31, 2021. The increase in net sales was driven primarily by year over year price increases, a favorable model mix and increased unit volumes primarily in our Malibu and Cobalt segments. We recognized an increase in net sales across all three segments and increase in volumes at our Malibu and Cobalt segments during the three months ended March 31, 2022. Unit volume for the three months ended March 31, 2022, increased 108 units, or 4.4%, to 2,562 units as compared to the three months ended March 31, 2021. Our unit volume increased primarily due to strong demand at our Malibu and Cobalt segments.
Net sales attributable to our Malibu segment increased $40.8 million, or 29.6%, to $178.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Unit volumes attributable to our Malibu segment increased 72 units for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in net sales was driven by year over year price increases, a favorable model mix and increased volume.
Net sales attributable to our Saltwater Fishing segment increased $13.8 million, or 17.2%, to $93.7 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Unit volume decreased 14 units for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in net sales was driven primarily by year over year price increases and favorable model mix, partially offset by a decrease in volumes due to production of larger, more complex boats.
Net sales attributable to our Cobalt segment increased $16.5 million, or 30.0%, to $71.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Unit volumes attributable to Cobalt increased 50 units for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in net sales was driven by year over year price increases, increased volume, a favorable model mix.
Overall consolidated net sales per unit increased 20.7% to $134,382 per unit for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Net sales per unit for our Malibu segment increased 23.2% to $122,732 per unit for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven by year over year price increases and a favorable model mix. Net sales per unit for our Saltwater Fishing segment increased 20.2% to $169,980 per unit for the three months ended March 31, 2022 driven by year over year price increases and a favorable mix of models. Net sales per unit for our Cobalt segment increased 18.2% to $129,617 per unit for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven by year over year price increases and a favorable model mix.
Cost of Sales
Cost of sales for the three months ended March 31, 2022 increased $46.0 million, or 22.9%, to $247.2 million as compared to the three months ended March 31, 2021. The increase in cost of sales was driven by higher costs related to higher net sales in all our segments, increased prices due to supply chain disruptions and inflationary pressures that have impacted prices on parts and components. In the Malibu segment, higher per unit material and labor costs contributed $20.8 million to the increase in cost of sales and were driven by an increased mix of larger products that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher per unit material and labor costs contributed $9.4 million to the increase in cost of sales and were driven by an increased mix of larger products that corresponded with higher net sales per unit. In the Cobalt segment, higher per unit material and labor costs contributed $11.8 million to the increase in cost of sales and were driven by an increased mix of larger products that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the three months ended March 31, 2022 increased $25.1 million, or 34.8%, to $97.1 million compared to the three months ended March 31, 2021. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended March 31, 2022 increased 180 basis points from 26.4% to 28.2% driven primarily by a favorable mix of models that corresponded with higher net sales per unit.
Operating Expenses
Selling and marketing expenses for the three months ended March 31, 2022 increased $2.1 million, or 45.1% to $6.8 million compared to the three months ended March 31, 2021. The increase was driven primarily by increased travel and promotional events and increased compensation and personnel-related expenses. As a percentage of sales, selling and marketing expenses increased 30 basis points to 2.0% for the three months ended March 31, 2022 compared to 1.7% for the three months ended March 31, 2021. General and administrative expenses for the three months ended March 31, 2022 decreased $1.3 million, or 6.9%, to $17.1 million as compared to the three months ended March 31, 2021 driven primarily by a decrease in compensation and personnel-related expenses and a decrease in professional fees offset by an increase in information technology infrastructure expenses and travel. As a percentage of sales, general and administrative expenses decreased 170 basis points to 5.0% for the three months ended March 31, 2022 compared to 6.7% for the three months ended March 31, 2021. Amortization expense for the three months ended March 31, 2022 decreased $0.4 million, or 19.7% to $1.7 million compared to the three months ended March 31, 2021. The decrease is due to a decrease of amortization expense related to fully amortized intangibles.

Other Expense, Net
Other expense, net for the three months ended March 31, 2022 decreased by $0.1 million, or 18.9% to $0.6 million, compared to the three months ended March 31, 2021. The decrease in other expense resulted primarily from decreased interest expense due to lower average outstanding debt during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2022, increased $5.1 million, or 46.8%, to $16.1 million compared to the three months ended March 31, 2021. The increase primarily resulted from increased pre-tax earnings. For the three months ended March 31, 2022 and 2021, our effective tax rate of 22.7% and 23.7%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate in both periods was partially offset by a windfall benefit generated by certain stock-based compensation, as well as the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2022 and 2021, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.8% and 3.0%, respectively.
Comparison of the Nine Months Ended March 31, 2022 to the Nine Months Ended March 31, 2021
Net Sales
Net sales for the nine months ended March 31, 2022 increased $211.9 million, or 32.6%, to $861.7 million as compared to the nine months ended March 31, 2021. The increase in net sales was driven primarily by increased unit volumes due to the acquisition of Maverick Boat Group on December 31, 2020, year over year price increases and a favorable model mix. We recognized an increase in net sales and volumes across all three segments during the nine months ended March 31, 2022. Unit volume for the nine months ended March 31, 2022, increased 828 units, or 14.2%, to 6,659 units as compared to the nine months ended March 31, 2021. Our unit volume increased primarily due to the acquisition of Maverick Boat Group on December 31, 2020.
Net sales attributable to our Malibu segment increased $84.1 million, or 24.3%, to $430.5 million for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. Unit volumes attributable to our Malibu segment increased 178 units for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The increase in net sales was driven by year over year price increases, a favorable model mix and increased volume.
Net sales attributable to our Saltwater Fishing segment increased $89.5 million, or 57.3%, to $245.6 million, for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. Unit volume increased 642 units for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase in net sales was driven primarily by the acquisition of Maverick Boat Group on December 31, 2020, year over year price increases and a favorable model mix.
Net sales attributable to our Cobalt segment increased $38.3 million, or 26.0%, to $185.5 million for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. Unit volumes attributable to Cobalt increased eight units for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase in net sales was driven primarily by a favorable model mix and year over year price increases.
Overall consolidated net sales per unit increased 16.1% to $129,399 per unit for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. Net sales per unit for our Malibu segment increased 18.3% to $116,516 per unit for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, driven primarily by year over year price increases and a favorable model mix. Net sales per unit for our Saltwater Fishing segment decreased 9.8% to $163,207 per unit for the nine months ended March 31, 2022 driven primarily by mix of models due mostly to the inclusion of lower priced models from our acquisition of Maverick Boat Group on December 31, 2020. Net sales per unit for our Cobalt segment increased 25.3% to $127,155 per unit for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, driven primarily by a favorable model mix and year over year price increases.

Cost of Sales
Cost of sales for the nine months ended March 31, 2022 increased $158.7 million, or 32.9%, to $641.2 million as compared to the nine months ended March 31, 2021. The increase in cost of sales was driven by higher costs related to higher net sales in all our segments, increased prices due to supply chain disruptions and inflationary pressures that have impacted prices on parts and components (as discussed above in "Outlook"). In the Malibu segment, higher per unit material and labor costs contributed $45.5 million to the increase in cost of sales and were driven by an increased mix of larger products that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher volumes, primarily related to the acquisition of Maverick Boat Group, drove $57.0 million of increase in cost of sales which was also modestly impacted by higher per unit costs. In the Cobalt segment, higher per unit material and labor costs contributed $26.8 million to the increase in cost of sales and were driven by an increased mix of larger products that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the nine months ended March 31, 2022 increased $53.2 million, or 31.8%, to $220.4 million compared to the nine months ended March 31, 2021. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the nine months ended March 31, 2022 decreased 10 basis points from 25.7% to 25.6% driven primarily by mix of models due mostly to the inclusion of lower priced models from the Maverick Boat Group, which we acquired on December 31, 2020.
Operating Expenses
Selling and marketing expenses for the nine months ended March 31, 2022 increased $5.3 million, or 42.9% to $17.5 million compared to the nine months ended March 31, 2021. The increase was driven primarily by incremental selling and marketing expenses from the acquisition of Maverick Boat Group, increased compensation and personnel-related expenses and increased travel and promotional events that have since resumed in the nine months ended March 31, 2022 after being suspended for COVID-19 during the nine months ended March 31, 2021. As a percentage of sales, selling and marketing expenses increased 10 basis points to 2.0% for the nine months ended March 31, 2022 compared to 1.9% for the nine months ended March 31, 2021. General and administrative expenses for the nine months ended March 31, 2022 increased $4.1 million, or 9.1%, to $49.2 million as compared to the nine months ended March 31, 2021 driven primarily by an increase in compensation and personnel-related expenses, travel related expenses, information technology infrastructure expenses and incremental general and administrative expenses due to the acquisition of Maverick Boat Group partially offset by lower professional fees and a decrease in acquisition expenses related to the acquisition of Maverick Boat Group on December 31, 2020. As a percentage of sales, general and administrative expenses decreased 120 basis points to 5.7% for the nine months ended March 31, 2022 compared to 6.9% for the nine months ended March 31, 2021. Amortization expense for the nine months ended March 31, 2022 increased $0.1 million, or 2.2% to $5.3 million compared to the nine months ended March 31, 2021. The increase is due to amortization of intangibles acquired as part of the acquisition of Maverick Boat Group on December 31, 2020 offset by a decrease of amortization expense related to fully amortized intangibles.
Other Expense, Net
Other expense, net for the nine months ended March 31, 2022 increased by $0.2 million, or 10.7% to $2.0 million compared to the nine months ended March 31, 2021. The increase in other expense resulted primarily from increased interest expense due to higher average outstanding debt during the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2022, increased $9.1 million, or 38.3%, to $32.7 million compared to the nine months ended March 31, 2021. The increase primarily resulted from increased pre-tax earnings. For the nine months ended March 31, 2022 and 2021, our effective tax rate of 22.3% and 23.0%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate in both periods was partially offset by a windfall benefit generated by certain stock-based compensation, as well as the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the

LLC not directly attributable to us. For the nine months ended March 31, 2022 and 2021, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.8% and 3.2%, respectively.

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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income	$54,833	$35,135	$113,745	$79,320
Provision for income taxes	16,064	10,941	32,710	23,656
Interest expense	650	796	1,990	1,797
Depreciation	4,848	4,130	14,379	11,215
Amortization	1,682	2,094	5,257	5,142
Professional fees [1]	—	948	—	3,186
Acquisition and integration related expenses [2]	—	1,530	—	4,107
Stock-based compensation expense [3]	1,691	1,449	4,547	4,060
Adjusted EBITDA	$79,768	$57,023	$172,628	$132,483
Net Sales	$344,287	$273,162	$861,671	$649,793
Net Income Margin [4]	15.9%	12.9%	13.2%	12.2%
Adjusted EBITDA Margin [4]	23.2%	20.9%	20.0%	20.4%

(1)	For the three and nine months ended March 31, 2021, represents legal and advisory fees related to our litigation with Skier's Choice, Inc.
(2)
For the three and nine months ended March 31, 2021, represents legal and advisory fees incurred in connection with our acquisition of Maverick Boat Group on December 31, 2020. Integration related expenses for the three and nine months ended March 31, 2021, include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired from Maverick Boat Group, which was sold during the third quarter of fiscal 2021.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$52,878	$33,796	$109,713	$76,114
Provision for income taxes	16,064	10,941	32,710	23,656
Professional fees [1]	—	948	—	3,186
Acquisition and integration related expenses [2]	1,641	3,170	4,995	7,894
Stock-based compensation expense [3]	1,691	1,449	4,547	4,060
Net income attributable to non-controlling interest [4]	1,955	1,339	4,032	3,206
Fully distributed net income before income taxes	74,229	51,643	155,997	118,116
Income tax expense on fully distributed income before income taxes [5]	17,666	12,187	37,127	27,875
Adjusted fully distributed net income	$56,563	$39,456	$118,870	$90,241

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income per share:	20,777,512	20,799,405	20,843,040	20,722,339
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [6]	600,919	643,292	600,919	686,407
Weighted-average unvested restricted stock awards issued to management [7]	268,387	231,165	246,737	206,406
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,646,818	21,673,862	21,690,696	21,615,152
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income available to Class A Common Stock per share	$2.54	$1.62	$5.26	$3.67
Impact of adjustments:
Provision for income taxes	0.77	0.53	1.57	1.14
Professional fees [1]	—	0.04	—	0.15
Acquisition and integration related expenses [2]	0.08	0.15	0.24	0.38
Stock-based compensation expense [3]	0.08	0.07	0.22	0.20
Net income attributable to non-controlling interest [4]	0.09	0.06	0.19	0.15
Fully distributed net income per share before income taxes	3.56	2.47	7.48	5.69
Impact of income tax expense on fully distributed income before income taxes [5]	(0.85)	(0.59)	(1.78)	(1.34)
Impact of increased share count [8]	(0.10)	(0.06)	(0.22)	(0.18)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$2.61	$1.82	$5.48	$4.17

(1)	For the three and nine months ended March 31, 2021, represents legal and advisory fees related to our litigation with Skier's Choice, Inc.
(2)
For the three and nine months ended March 31, 2022, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt. For the three and nine months ended March 31, 2021, represents, legal and advisory fees incurred in connection with the acquisition of Maverick Boat Group and the amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.

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
(5)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.8% and 23.6% of income before income taxes for the three and nine months ended March 31, 2022 and 2021, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2022 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

(6)	Represents the weighted-average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(7)	Represents the weighted-average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(8)	Reflects impact of increased share counts assuming the exchange of all weighted-average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted-average unvested restricted stock awards included in outstanding shares granted to members of management.

Liquidity and Capital Resources
Our primary sources of funds are cash provided by operating activities and borrowings under our credit agreement. Our primary use of funds has been for capital investments, repayments under our debt arrangements, acquisitions and cash payments under our tax receivable agreement. The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2022	2021
Total cash provided by (used in):
Operating activities	$119,042	$100,369
Investing activities	(46,636)	(169,544)
Financing activities	(56,932)	78,368
Impact of currency exchange rates on cash balances	13	13
Increase in cash	$15,487	$9,206
Operating Activities
Net cash provided by operating activities was $119.0 million for the nine months ended March 31, 2022, compared to $100.4 million for the nine months ended March 31, 2021, an increase of $18.7 million. The increase in cash provided by operating activities primarily resulted from an increase of $37.6 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) offset by a net decrease in operating assets and liabilities of $18.9 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $46.6 million for the nine months ended March 31, 2022, and $169.5 million for the nine months ended March 31, 2021. Net cash used for investing activities for the nine months ended March 31, 2022 was primarily for general capital expenditures, expansion projects at our Saltwater Fishing facilities and the acquisition of certain assets of AmTech, LLC and BTR, LLC. Net cash used for investing activities for the nine months ended March 31, 2021 was primarily related to the acquisition of Maverick Boat Group on December 31, 2020.
Financing Activities
Net cash used in financing activities was $56.9 million for the nine months ended March 31, 2022, compared to net cash provided by financing activities of $78.4 million for the nine months ended March 31, 2021, a change of $135.3 million. During the nine months ended March 31, 2022, we repaid $20.0 million of borrowings under our revolving credit facility and repurchased $30.2 million of our Class A Common Stock under our previously announced stock repurchase program. We also repaid $3.9 million on our term loans, paid $2.1 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $1.7 million in distributions to LLC Unit holders and received $1.0 million in proceeds from the exercise of stock options. During the nine months ended March 31, 2021, we received proceeds of $25.0 million from a new incremental term loan and $65.0 million from additional borrowings under our revolving credit facility to fund the acquisition of Maverick Boat Group. We also repaid $8.8 million of borrowings under our revolving credit facility, we repaid $0.3 million on our term loan, paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $0.6 million in deferred financing costs, paid $1.0 million in distributions to LLC unit holders and received $0.3 million in proceeds from the exercise of stock options.
Loans and Commitments
We amended our existing credit agreement on December 30, 2020 in connection with our acquisition of Maverick Boat Group. As a result of that amendment, we currently have a revolving credit facility with borrowing capacity of up to $170.0 million and $95.4 million aggregate principal amount of term loans outstanding. As of March 31, 2022, we had $25.0 million outstanding under our revolving credit facility and $1.3 million in outstanding letters of credit, with $143.7 million available for borrowing. Our revolving credit facility matures on July 1, 2024. Our term loan in a principal amount of $25.0 million, of which $23.4 million is outstanding as of March 31, 2022 (which we refer to as the incremental term loan) matures on July 1, 2024 and our term loans in a principal amount of $75.0 million, of which $72.0 million is outstanding as of March 31, 2022 (which we refer to as the existing term loans, and together with the incremental term loan, the term loans), mature on July 1, 2022. We expect to repay in full the $72.0 million of outstanding term loans that mature on July 1, 2022 with cash from operations. The revolving credit facility and term loans are governed by a credit agreement with Boats LLC as the borrower and

Truist Bank, as the administrative agent, swingline lender and issuing bank. The obligations of Boats LLC under the credit agreement are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the credit agreement.
Borrowings under our credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of March 31, 2022, the interest rate on our term loans and revolving credit facility was 1.70%. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The credit agreement permits prepayment of the term loans without any penalties. The existing term loans required an amortization payment of approximately $3.0 million on March 31, 2022 and the balance of the existing term loans are due on the scheduled maturity date of July 1, 2022. The incremental term loan of $25.0 million is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022, 7.5% per year through June 30, 2024 and the balance of the incremental term loan is due on the scheduled maturity date of July 1, 2024. The credit agreement also requires prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the credit agreement.
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
All of our $120.4 million of debt outstanding under our credit agreement as of March 31, 2022 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if it is publicly announced that the administrator of LIBOR has ceased or will cease to provide LIBOR, if it is publicly announced by the applicable regulatory supervisor that LIBOR is no longer representative or if either the administrative agent or lenders holding 50% of the aggregate principal amount of our revolving commitments and term loans elect, we and the administrative agent may amend our credit agreement to replace LIBOR with an alternative benchmark rate. This alternative benchmark rate may include a forward-looking term rate that is based on the secured overnight financing rate, also known as SOFR, published by the Federal Reserve Bank of New York.
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
If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative benchmark rate, we would expect to incur additional interest expense on such indebtedness as of March 31, 2022 of approximately $0.7 million on an annualized basis. While we do not expect the potential impact of any LIBOR transition to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations. We intend to closely monitor the financial markets and the use of fallback provisions and alternative reference rates in anticipation of the discontinuance or modification of U.S. LIBOR by June 30, 2023.
Future Liquidity Needs and Capital Expenditures
Management believes that our existing cash and cash flows from operations will be sufficient to fund our operations for the next 12 months. We estimate that approximately $3.8 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed on March 14, 2022. We expect to repay in full the $72.0 million of outstanding term loans that mature on July 1, 2022 with cash from operations.
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
Stock Repurchase Program
On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. We intend to fund repurchases under the Repurchase Program from cash on hand. During the nine months ended March 31, 2022, we repurchased 475,143 shares of Class A Common Stock for $30.2 million in cash including related fees and expenses. As of March 31, 2022, we may repurchase up to an additional $39.8 million in shares of Class A Common Stock and LLC Units under the program.

Contractual Obligations and Commitments
As of March 31, 2022, our continuing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank debt [1]	$120,438	$73,406	$47,032	$—	$—
Interest expense [2]	2,135	1,138	997	—	—
Operating leases [3]	14,114	2,523	5,014	4,511	2,066
Purchase obligations [4]	204,654	204,654	—	—	—
Payments pursuant to tax receivable agreement [5]	48,214	3,773	8,006	8,581	27,854
Total	$389,555	$285,494	$61,049	$13,092	$29,920

(1)
Principal payments on our outstanding bank debt per terms of our credit agreement, which is comprised of our $170.0 million revolving credit facility, of which $25.0 million was outstanding as of March 31, 2022, $75.0 million of our existing term loans, of which $72.0 million was outstanding as of March 31, 2022, and $25.0 million of our incremental term loan, of which $23.4 million was outstanding as of March 31, 2022. Assumes no additional borrowings or repayments under our revolving credit facility prior to its maturity. Our existing term loans mature on July 1, 2022 and we expect to repay them in full with cash from operations. The incremental term loan matures on July 1, 2024 and the revolving credit facility matures on July 1, 2024.

(2)
Interest payments on our outstanding term loans under our credit agreement. Our term loan bears interest at variable rates. We have calculated future interest obligations based on the interest rate as of March 31, 2022.

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
Critical Accounting Policies
As of March 31, 2022, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended March 31, 2022, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our Repurchase Program during the quarter ended March 31, 2022 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January	—	$—	—	$64,772
February	73,310	67.22	151,045	59,844
March	324,098	61.98	475,143	39,790
Total	397,408	$63.01	475,143	$39,790
(1) On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2021 to November 8, 2022. The Repurchase Program was publicly announced on November 4, 2021. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the terms of the LLC’s limited liability company agreement, an equal number of LLC Units were also canceled. As of March 31, 2022, we may repurchase up to an additional $39.8 million in shares of Class A Common Stock and LLC Units under this program.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Included as Exhibit 101).
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

May 10, 2022	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)