Form 10-K
period 2022-06-30
MALIBU BOATS, INC.
filed 2022-08-25
CIK 1590976

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022
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

As of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $1,265.5 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2021 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 31, 2021. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of August 23, 2022 was 20,502,627 and 10, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2022.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: general industry, economic and business conditions; our large fixed cost base; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our reliance on certain suppliers for our engines and outboard motors; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; our success at developing and implementing a new enterprise resource planning system; risks inherent in operating in foreign jurisdictions; the effects of the COVID-19 pandemic on us; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; our dependence on key personnel; our ability to enhance existing products and market new or enhanced products; the continued strength of our brands; the seasonality of our business; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; competition with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and increases in interest rates; an increase in energy and fuel costs; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to claims for product liability and warranty claims; changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our holding company structure; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our obligation to make certain payments under a tax receivables agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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
•we use the terms “sterndrive” and “outboard” to refer to the industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to the sterndrive and outboard categories, as defined and tracked by NMMA, and the sterndrive and outboard propulsion categories, as defined and tracked by SSI; in some instances, we provide market information based on specific boat lengths or boat types within the sterndrive or outboard categories to reflect our performance in those specific markets in which we offer products; and
•references to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA; (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, as reported by the 50 states for which data was available as of the date of this Form 10-K; and (3) market share among U.S. manufacturers of exports to international markets of boats in any powerboat category for any period is based on data from the Port Import Export Reporting Service, available through March 31, 2022, and excludes such data for Australia and New Zealand.
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
•the Boating Industry Magazine's "Top Product" award for the new Pursuit S 358 Sport in 2022, Malibu M220 in 2021, Malibu M240 in 2020, Pursuit S 378 in 2020, Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016,
• the 2021 and 2020 WakeWorld "Readers Choice" Wakeboard and Wakesurf Boat of the Year for the Malibu Wakesetter 23 LSV,
•the “Trailers, Parts and Trailer Accessories” category at the illustrious Miami Boat Show and a Water Sports Industry Association Product Innovation Award at the annual WISA Summit for the Malibu Wakesetter 25 LSV,
•the Pursuit S 428 was voted most Innovative product in the Center Console/Walkaround Fishing Boats category during the 2022 Discover Boating Miami International Boat Show,
•the Sounding Trade Only Today’s “Top Most Innovative Marine Companies" for 2020 and 2019, and
•the "WSIA Innovation of Year" award for our Malibu M240 M-Line Hull with Surf Gate Fusion in 2020, Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat industry. As of July 1, 2022, our distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to have an impact on us. We elected to suspend operations at all of our facilities from March 2020 until late April and early May 2020, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. During the first half of fiscal 2021, we constrained our production levels to allow our supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that we planned for the second half of fiscal 2021. While our net sales for fiscal year 2021 were impacted by our lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially-distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal year 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal year 2021 resulted in lower inventory levels at our dealers throughout fiscal year 2021 and continued into fiscal year 2022. Fiscal year 2022 retail demand continued at a strong pace, albeit at lower levels than the record fiscal year 2021 levels, and in spite of limited inventory. Increases in fiscal year 2022 wholesale production combined with lower retail demand levels, as compared to fiscal year 2021, have combined to increase inventory levels modestly at our Malibu and Cobalt segment dealers at the end of fiscal year 2022. Saltwater Fishing segment dealers remain low on inventory. Dealer inventories continue to be well below historical levels and a full recovery to historical inventory levels will depend on the ability of our supply chain to provide materials to us timely and the level of retail demand during the upcoming year.
For more information on how the COVID-19 pandemic has impacted us and may continue to impact us, see the risk factor “Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.” under Part I. Item 1A. of this Form 10- K, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-- Impact of the COVID-19 Pandemic” under Part I., Item 7. of this Form 10-K.
Our Market Opportunity
During calendar year 2021, retail sales of new recreational powerboats in the United States totaled $15.4 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve the top three categories of outboard, sterndrive and performance sport boat representing an addressable market of nearly $13.1 billion in retail sales through our Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2021:

Recreational Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	188,660	$10,388
Sterndrive	8,950	945
Performance sport boat	13,850	1,801
Jet boat	5,750	356
Cruisers	1,650	1,940
Total addressable market	218,860	$15,430
Our Strengths
Leading Market Share Positions. We maintain a leading market share position in a number of recreational boating categories with our various brands. According to SSI, in 2021 we held the number one market share position in the United States for performance sport boats with our Malibu and Axis brands, the number one market share position in the United States for the 24’—29’ segment of the sterndrive boat category through our Cobalt brand, and the number two market share position in the outboard fiberglass fishing market that our Pursuit and Maverick Boat Group brands serve, in each case based on unit volume. We have grown our U.S. market share in the performance sports boat category from 24.5% in 2010 to 30.5% in 2021 and we have expanded our market share in the 24’-29’ segment of the sterndrive boat category from 14.2% in 2010 to 35.2% in 2021. Our Pursuit brand has gained share within its market since our acquisition of Pursuit and we are positioned to gain a broader share of the overall outboard fiberglass fishing market with our Maverick Boat Group brands.
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
Focus on Vertical Integration Opportunities. We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of our own engines, boat trailers, towers and tower accessories, machined and billet parts, soft grip flooring, and most recently, wiring harnesses. We began including our engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. In fiscal year 2022, we acquired a facility to begin manufacturing our own wiring harnesses. As a result of this acquisition, we reduced the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers. Vertical integration of key components of our boats also gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands.
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
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the recreational powerboat industry, while also updating and refreshing our existing boat models regularly. Second, we seek to develop and integrate innovative new or enhanced optional feature offerings into our boats. For our Malibu and Axis brands, this includes Surf Gate, Malibu Command Center with Wireless Charging, Power Wedge III, Tower Mister, Hard Tank Ballast with Fast Fill and Fast Drain System, G5 and the power actuated Gx Towers, integrated Garmin touch screens on all new model Axis, and integrated flip down Swim Step, including the electric version on some new Malibu models. For Cobalt, it includes outboard propulsion models to expand its addressable market. Cobalt has been able to achieve growth in recent years partly by expanding its presence in the sterndrive surfing category through its Cobalt Surf series, which now features Surf Gate. In addition, other new features have included Splash and Stow, the hydraulic submersible swim platform, new electronic flip down Swim Step and MakeFast powered Sun Awning. For the Pursuit brand, the focus has been on expanding our award winning Dual Console and Sport product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the S 378 and the sliding second row center console seating on the S 428. We intend to continue releasing new products and features multiple times during the year, which we believe enhances our reputation as a leading innovator in boat manufacturing and provides us with a competitive advantage. We are in the early stages of developing enhanced product development roadmaps for our Maverick Boat Group brands and believe our experience driving innovation at our other brands will translate to enhanced innovation there.
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
Continue to Seek Vertical Integration Opportunities. Over the past several years, we have focused on expanding our vertical integration capabilities. We have successfully integrated the production of our own towers and tower accessories, trailers, machine and billet parts, Malibu Monsoon engines, soft grip flooring and most recently, wiring harnesses. Additional vertical integration opportunities exist across our product portfolio and we are aggressively monitoring these opportunities.
Selectively Pursue Strategic Acquisitions. One of our growth strategies is to drive growth in our business through targeted acquisitions that add value while considering our existing brands and product portfolio. We acquired Maverick Boat Group in December 2020, Pursuit in October 2018, and Cobalt in July 2017. In February 2022, we acquired a facility to begin manufacturing our own wiring harnesses. The primary objectives of our acquisitions are to expand our presence in new or adjacent categories, to expand into other product lines that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market share, strong cash flows, and an experienced management team and workforce that provide a fit with our existing operations. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and revenue synergies, such as the optimization of manufacturing operations, improved processes around product development, enhancement of our existing dealer distribution network, accelerated innovation, administrative cost savings, shared procurement, vertical integration and cross-selling opportunities.
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

Reportable Segment	Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	Malibu	11	20'-26'	$70-$225	Founded in 1982, Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Across our three product lines, we offer a variety of products to customers from our Response Series tailored for high-performance water ski to highly customizable options in our Wakesetter series to our ultra premium models in the M Series.
	Axis	6	20’-25’	$70-$130	Launched in 2009, Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate.

Saltwater Fishing	Pursuit	16	24'-44'	$110-$1,300	Launched in 1977, Pursuit is a premium brand of saltwater outboard fishing boats available in three product lines including our sports center consoles, dual consoles and our offshore series to provide customers with options for ideal fishing as well as casual cruising and luxury entertainment.
	Cobia	12	20'-35'	$60-$485	Founded in 1985, and acquired by Maverick Boat Group in 2005, Cobia models consist of center console and dual console vessels that are designed to promote ease of boating and fishing for all levels of anglers and boaters.
	Pathfinder	7	20'-27'	$50-$230	Launched in 1984, by the Maverick Boat Group, Pathfinder provides the most versatile inshore fishing boat. The product of bay boats provides for dedicated anglers to fish and do so with comfort, safety and proven technology.
	Maverick and Hewes	6	16'-21'	$45-$115
Maverick, since 1984 and Hewes for 60 years have been designed to tailor to shallow inshore flats anglers. These boats, with vacuum infused (VARIS) construction and enhanced performance, provide a legacy of dependability, unmatched ride, and exceptional craftsmanship.

Cobalt	Cobalt	18	22’-36’	$65-$525	Founded in 1967, Cobalt is a premium luxury sterndrive and outboard boat manufacturer available in five product lines. Our products tailor sterndrive from entry level to premium with options to expand some models with the patented SurfGate, as well as our outboard series for increased saltwater use.
Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu, Axis and certain Cobalt models. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. We have also developed our patented Surf Band technology that allows the rider to control the surf wave, shape, size and side. Some of our other notable innovations include Power Wedge III, G5 and the power actuated GX Tower, Electronic Dashboard Controls, Flip Down Swim Step, Tower Mister, Splash and Stow and TrueWave. Pursuit also has introduced the industry first Electric Sliding Entertainment Center and sliding second row center console seating. Maverick Boat Group has introduced first of its kind "Hybrid" and "Open" Bay Boat designs in recent years. We won the Boating Industry Magazine's "Top Product" award for the Pursuit S 358 Sport in 2022, Malibu M220 in 2021, Malibu M240 in 2020, Pursuit S 378 in 2020, Malibu 25 LSV in 2019, Surf Band in 2018 and for our Integrated Surf Platform ("ISP") in 2016, as well as the Boating Industry's Best New and Innovative Products in 2019 for the Cobalt A29. Malibu Trailers took the coveted NMMA Innovation Award at the Miami International Boat Show in 2022. The Malibu Wakesetter 23 LSV has won Wakeworld “Readers Choice” Wakeboard and Wakesurf Boat of the Year for 2020 and 2021. We have also been recognized as Sounding

Trade Only Today’s “2020 and 2019 Top Most Innovative Marine Companies,” and we earned the honors of "WSIA Innovation of Year" award for the Malibu M240 M-Line Hull with Surf Gate Fusion in 2020, Malibu Monsoon Engines in 2019 and our Malibu Command Center in 2017.
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
North America
As of July 1, 2022, our dealer network consisted of over 300 dealer locations servicing the performance sport boat, sterndrive, and outboard markets strategically located throughout the U.S. and Canada. Approximately 50% of our dealer locations have been with us, or with Pursuit, Maverick Boat Group or Cobalt, prior to our acquisition of them, for over ten years. Our top ten dealers represented 39.9%, 38.7% and 38.5%, of our net sales for fiscal year 2022, 2021 and 2020, respectively. The top ten dealers for each of the Malibu, Saltwater Fishing and Cobalt segments represented approximately 51.1%, 57.9% and 50.6%, respectively, of net sales in fiscal year 2022. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 16.8%, 16.3% and 15.2% of consolidated net sales in fiscal years 2022, 2021, and 2020 respectively including approximately 18.4%, 30.2% and 20.2% of consolidated sales in fiscal year 2022 for Malibu, Saltwater Fishing and Cobalt, respectively.
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
International
We have an extensive international distribution network for our Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt brands. As of July 1, 2022, our dealer network consisted of over 100 dealer locations throughout Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand.
Dealer Management
Our relationship with our dealers is governed by dealer agreements. Each dealer agreement has a finite term lasting between one and three years. Our dealer agreements also are typically terminable without cause by the dealer with 60 days’ prior notice and by us for a dealer failing to meet performance criteria. We may also generally terminate these agreements immediately for cause upon certain events. Pursuant to our dealer agreements, the dealers typically agree to, among other things:
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
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2022, approximately 75% of our North American shipments were made pursuant to floor plan financing programs through which our dealers participate. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. The primary cost to us of a repurchase event is any margin loss on the resale of a repurchased unit. Historically, we have been able to resell repurchased boats at an amount that exceeds our cost. In addition, the historical margin loss on the resale of repurchased units has often been below 10% of the repurchased amount. For fiscal year 2022, we did not repurchase any boats under our repurchase agreements. For fiscal year 2021, we did not repurchase any boats under our repurchase agreements. For fiscal year 2020, we repurchased two units from a lender of one of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss.
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
Manufacturing
Malibu has seven manufacturing facilities located in five U.S. states and Australia. We produce performance sport boats through our Malibu and Axis brands at our Tennessee and Australia manufacturing facilities; we produce sterndrive and outboard boats through our Cobalt brand at our Kansas manufacturing facility; and we produce saltwater outboard boats under our Pursuit and Maverick Boat Group brands in Fort Pierce, Florida. We completed expansion projects at our facilities in Kansas (Cobalt) and Florida (Pursuit) during fiscal year 2020 and at our other Florida facility (Maverick Boat Group) in fiscal year 2022. For our Malibu and Axis brands, we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility and engines and trailers at our Tennessee facility. For our Malibu, Axis and Cobalt brands, we produce wiring harnesses at our Alabama facility.
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
We have vertically integrated key components of our manufacturing process, including the manufacturing of our own engines, boat trailers, towers and tower accessories, machined and billet parts, soft grip flooring, and most recently, wiring harnesses. We began including our engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu and Axis brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. Our trailers are produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state of the art system and installation of components. Our tower-related manufacturing in California uses multiple computer-controlled machines to cut all of the aluminum parts required for tower assembly. We are the only performance sport boat company that manufacturers towers in-house. In fiscal year 2022, we acquired a facility to begin manufacturing our own wiring harnesses. As a result of this acquisition, we reduced the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers. Vertical integration of key components of our boats also gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands. We procure other components, such as electronic controls, from third-party vendors and install them on the boat.

We are committed to continuous improvement in our operations, with the goal of increased labor efficiencies and reduced costs of materials resulting in higher gross margins. Our production engineers evaluate and seek to optimize the configuration of our production line given our production volumes and model mix. We use disciplined mold maintenance procedures to maintain the usable life of our molds and to reduce surface defects that would require rework. We have instituted scrap material reduction and recovery processes, both internally and with our supplier base, helping to manage our material costs. Finally, we have implemented a quality management system to ensure that proper procedures and control measures are in place to deliver consistent, high-quality product, especially as our production volumes have increased.
Suppliers
We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, hydrocarbon feedstocks and steel, as well as product parts and components, such as engines and electronic controls, through a sales order process. The most significant component used in manufacturing our boats, based on cost, are engines. Through our vertical integration initiative to marinize our own engines, we entered into an engine supply agreement with General Motors LLC (“General Motors”) in November 2016 for the supply of engine blocks to use in our Malibu and Axis brand boats which began in our model year 2019 and will continue through model year 2023. We are currently working to renew our agreement with General Motors and anticipate having a new deal complete before the expiration of the existing agreement. We adopted this strategy to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace.
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
We experienced supply chain disruptions during fiscal year 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. Such supply chain disruptions along with increased costs for raw materials, parts and components, shipping and labor, are having industry-wide impacts affecting us and our suppliers, dealers and customers. We believe supply chain disruptions will continue to challenge wholesale production output for the remainder of calendar year 2022.
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
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. By law, our patent rights have limited lives and expire periodically. Our boat patent rights relate to boat design, features and components that we feel are important to our competitive position in our business. Some of our well-known patents include our Surf Gate and Swim Step for our Malibu and Cobalt segments and Power Wedge for our Malibu segment.
Our trademarks which are registered in the U.S. and various countries around the world, generally may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. Some of our well-known trademarks include: (i) for our Malibu segment, Malibu, Axis, Monsoon, Power Wedge, Surf Band, Surf Gate, and Wakesetter; (ii) for our Saltwater Fishing Segment, Pursuit, Cobia, Maverick, and Redfisher; and (iii) for our Cobalt segment, Cobalt and Splash & Stow.
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
Safety and Regulatory Matters
Our operations and products are subject to extensive environmental and health and safety regulation under various federal, commonwealth, state, and local statutes, ordinances, rules and regulations in the United States and Australia where we manufacture our boats, and in other foreign jurisdictions where we sell our products. We believe we are in material compliance with those requirements. However, we cannot be certain that costs and expenses required for us to comply with such requirements in the future, including for any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flow. The regulatory programs to which we are subject include the following:
Hazardous Materials and Waste
Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive, or reactive and are classified as hazardous materials by the national, state and local governments in those jurisdictions where we manufacture our products. The handling, storage, release, treatment, and recycling or disposal of these substances and wastes from our operations are regulated in the United States by the United States Environmental Protection Agency (“EPA”), and state and local environmental agencies. In the United States, handling, storage, release, treatment, and recycling or disposal of hazardous materials is regulated under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”). The EPA works with state regulatory agencies to implement a compliance monitoring program with the goal of evaluating compliance with companies’ RCRA obligation. Our manufacturing facilities can be subject to on-site compliance evaluation inspections (CEIs) or targeted enforcement actions. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in Australia by the Australian Department of Climate Change, Energy, the Environment and Water, the New South Wales Environmental Protection Authority and other state and local authorities. Failure by us to properly handle, store, release, treat, recycle or dispose of our hazardous materials and wastes could result in liability for us, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations or facilities. We are not aware of any material contamination at our current or former facilities for which we could be liable under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Future spills or accidents or the discovery of currently unknown conditions or non-compliance could, however, could give rise to investigation and remediation obligations or related liabilities.
Air Quality
In the United States, the federal Clean Air Act (“CAA”) and corresponding state and local laws and rules regulate emissions of air pollutants. Because our manufacturing operations involve molding and coating of fiberglass materials, which involves the emission of certain volatile organic compounds, hazardous air pollutants, and particulate matter, we are required to maintain and comply with a CAA operating permit requirements under Title V of the CAA (“Part 70 Permits”) for our Tennessee, Kansas and Florida facilities and local air permits for our California facilities. Our air permits generally require us to monitor our emissions and periodically certify that our emissions are within specified limits. To date, we have not had material difficulty complying with those limits.
The EPA and the California Air Resources Board (“CARB”) have, under the CAA, adopted regulations stipulating that many marine propulsion engines and watercraft meet certain air emission standards. Some of these standards require fitting a catalytic converter to the engine. These regulations also require, among other things, that engine manufacturers provide a warranty that their engines meet EPA and CARB emission standards. The engines used in our products are subject to these regulations. CARB has adopted an evaporative emissions regulation that applies to all spark-ignition marine watercraft with permanently installed fuel tanks sold in California (the Spark-Ignition Marine Watercraft Program). This regulation requires subject boat manufacturers to use specific CARB-certified components for the fuel systems in their boats, or to certify the boat meets a related performance standard. While we believe that our boats meet all applicable emission standards, the USEPA and CARB emissions regulations have increased the cost to manufacture our products.
OSHA
In the United States, the Occupational Safety and Health Administration (“OSHA”) standards address workplace safety generally, and limit the amount of emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. Our facilities are regularly inspected by OSHA and by state and local inspection agencies and departments. Our California facilities are also subject to California indoor air quality regulations, overseen by California’s Division of Occupational Safety and Health. We believe that our facilities comply in all material aspects with these regulations. Although capital expenditures related to compliance with environmental and safety laws are expected to increase, we do not currently anticipate any material expenditure will be required to continue to comply with existing OSHA environmental or safety regulations in connection with our existing manufacturing facilities.
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
Boat Design and Manufacturing Standards
In the United States, the U.S. Coast Guard promulgates regulations related to the minimum construction and safety requirements for recreational boats. In addition, boats manufactured for sale in the European Community must be certified to meet the requirements of the applicable laws and standards, including Directive 2013/53/EU on recreational craft and personal watercraft. These certifications specify standards for the design and construction of powerboats. We believe that all of our boats meet these standards. In addition, safety of recreational boats in the United States is subject to federal regulation under the Boat

Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. We have instituted recalls for defective component parts produced by certain of our third-party suppliers, including a recall on fuel pumps supplied by a third party during fiscal year 2019. None of our recalls have had a material adverse impact on us.
Human Capital Management
Employee Profile
As of July 31, 2022, 2021 and 2020, we had approximately 3,015, 2,645 and 1,795 employees worldwide, respectively. None of our team members are party to a collective bargaining agreement. We believe in working diligently to establish ourselves as an employer of choice.
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
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 97.2% of the economic interest in the LLC as of June 30, 2022.
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

The diagram below depicts our current organizational structure, as of June 30, 2022:

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
Shortages, or increases in the cost, of raw materials, commodities, component parts and transportation could negatively impact our business.
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
Our ability to maintain production is dependent upon our suppliers delivering sufficient amounts of components, raw materials and parts on time to manufacture our products and meet our production schedules. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source or geographic area and we may therefore be at an increased risk for supply disruptions. Historically, we have not entered into long-term agreements with suppliers of our raw materials and components other than for our engines and outboard motors. Any number of factors, including labor disruptions, weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. We have experienced supply chain disruptions since fiscal year 2020 related to numerous factors, including COVID-19, severe weather events, labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to suppliers, in part due to inflationary pressures and geopolitical conflicts. If we continue to experience supply disruptions or they intensify, we may not be able to develop alternate sourcing quickly or at all.
Material disruption of our production schedule caused by a worsening, prolonged or other unexpected shortage of components, raw materials or parts have caused and could cause us not to be able to meet customer demand, to alter production schedules, to delay production launch schedules, or suspend production entirely, which could cause a loss of revenues, which could materially and adversely affect our results of operations. These disruptions have had and may continue to have in the future an adverse impact on our prospects and operating results.

We rely solely on General Motors for the supply of Malibu and Axis engines, which we integrate into our products for marine use.
The availability and cost of engines used in the manufacture of our boats are critical. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. Our current agreement with General Motors LLC provides us with engines through model year 2023. We are currently working to renew our agreement with General Motors and anticipate having a new deal complete before the expiration of the existing agreement. If we are required to replace General Motors as our engine supplier for Malibu and Axis boats for any reason, it could cause a decrease in such boats available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations. For instance, in fiscal year 2020 we experienced interruption to our engine supply as a result of the United Auto Workers’ strike against General Motors. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred $2.6 million in costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
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
Acquisitions include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain companies or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations.
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
We have begun the process of designing and implementing a new ERP system. We are currently in the design phases of the project. This project will require significant capital and human resources, the re-engineering of many processes of our business, and the attention of our management and other personnel who would otherwise be focused on other aspects of our business. The implementation may be more expensive and take longer to fully implement than we originally plan, resulting in increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, it will be difficult for us to estimate the ultimate costs and schedules. If for any reason portions of the implementation are not successful, we could be required to expense rather than capitalize related amounts.

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
Catastrophic events, including natural or environmental disasters, pandemics or other disruptions at our facilities could adversely affect our business, financial condition and results of operations.
We rely on the continuous operation of our facilities in Tennessee, Florida, Kansas, California, Alabama, and Australia. Any natural or environmental disaster, pandemic or other serious disruption to our facilities due to fire, flood, earthquake, acts of terrorism, civil insurrection or social unrest or any other unforeseen circumstances could adversely affect our business, financial condition and results of operations. If there is a disruption in our business it could result in a reduction of production and cause delays in our ability to meet consumer demand or receive supplies from our vendors. We cannot assure you that we will not have to suspend our operations again, whether voluntarily or as a result of federal, state or local mandates, and such closures could extend for a longer term than the prior shutdown of our facilities relating to COVID-19.
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
Changes in domestic and international tax legislation could expose us to additional tax liability and could impact the amount of our tax receivable agreement liability. Although we monitor changes in tax laws and work to mitigate the impact of proposed changes, such changes may negatively impact our financial results. Expected changes in current tax law beyond fiscal 2022 could impact our financial results in a material way. In addition, any increase in individual income tax rates would negatively affect our potential consumers’ discretionary income and could decrease the demand for our products.
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
In addition, fiscal and monetary policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industry, businesses, and overall financial condition. Consumers often finance purchases of our boats, and as interest rates rise, the cost of financing the purchase also increases. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales of our products.
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
Higher energy costs result in increases in operating expenses at our manufacturing facility and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum based raw materials, such as resins and foams, that are used in our products. Higher fuel prices may also have an adverse effect on demand for our boats, as they increase the cost of boat ownership and possibly affect product use.
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
Inflation could adversely affect our financial results.
The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon, feedstocks, copper, aluminum and stainless steel, can be volatile. While, historically, inflation has not had a material effect on our results of operations, significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, recently have, and may continue to have, an adverse impact on our business, financial condition, and results of operations.
In addition, new boat buyers often finance their purchases. Inflation typically results in higher interest rates that could translate into an increased cost of boat ownership. Should inflation and increased interest rates occur, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.
Risks Related to our Dealers
We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.
Substantially all of our sales are derived from our network of independent dealers. Our top ten dealers represented 39.9%, 38.7% and 38.5% of our net sales for fiscal year 2022, 2021 and 2020, respectively. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 16.8%, 16.3% and 15.2% of consolidated net sales in fiscal years 2022, 2021 and 2020, respectively. The loss of a significant number of these dealers could have a material adverse effect on our financial condition and results of operations. We have agreements with the dealers in our network that typically provide for one-year terms, although some agreements have a term of up to three years.
The number of dealers supporting our products and the quality of their marketing and servicing efforts are essential to our ability to generate sales. Competition for dealers among recreational powerboat manufacturers continues to increase based on the quality, price, value and availability of the manufacturers’ products, the manufacturers’ attention to customer service and the marketing support that the manufacturer provides to the dealers. We face competition from other manufacturers in attracting and retaining independent boat dealers. In addition, independent dealers in the recreational powerboat industry have experienced significant consolidation in recent years, which could result in the loss of one or more of our dealers in the future if the surviving entity in any such consolidation purchases similar products from a competitor. A significant deterioration in the number or effectiveness of our dealers could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our dealers have floor plan financing arrangements with third-party finance companies that enable the dealers to purchase our products. In connection with these agreements, we may have an obligation to repurchase our products from a finance company under certain circumstances, and we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. This obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. Our obligation to repurchase a repossessed boat for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program. If boats are returned to us, it would have an adverse impact on our net sales and could result in downward pressure on pricing of our boats. Since fiscal year 2020, we have repurchased a total of two units from lenders to former dealers and those units were subsequently resold above their cost and at a minimal margin loss.
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
The manufacture and sale of our boats expose us to significant risks associated with product liability, economic loss, and other claims. If our products are found to be defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to additional product liability or economic loss claims against us and adversely affect our brand image or reputation.
For instance, a jury recently found that our subsidiary, Malibu Boats, LLC, and another entity that was the manufacturer of the boat at issue, Malibu Boats West, Inc., negligently failed to warn of a hazard posed by the boat and that such failure was a proximate cause of the death of a passenger in the boat. Malibu Boats West, Inc. is not, and has never been, a subsidiary of ours but was a separate legal entity whose assets were purchased by Malibu Boats, LLC in 2006. Based on the jury’s finding of successor liability, the trial court entered judgment for the full amount of the verdict against Malibu Boats, LLC, with a potential maximum liability to Malibu Boats, LLC of $140 million, plus post-judgment interest at a rate of 6.25% per annum. Malibu Boats, LLC may also be required to pay an award of reasonable attorney’s fees to the plaintiffs, which the plaintiffs claim should be approximately $56 million. The trial court has postponed any ruling on the plaintiffs' contested motion for attorney’s fees pending the resolution of our post-trial motions and related appeals. On July 17, 2022, the trial court denied the post-trial motions of Malibu Boats, LLC, and we have since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is expected to be stayed. While we maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26 million. Further, while we have other claims that we may decide to pursue with respect to this matter, we cannot provide any assurance that we will pursue those claims or be successful if we do. If the outcome of the case is ultimately unfavorable to us after appeal, we would need to pay for any final judgment in excess of the amount paid by our insurance providers. See Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
As noted, we maintain product and general liability insurance policies, including excess insurance coverage for product liability claims. However, we are not fully insured against all potential claims and we may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Any losses that we may suffer from any such claims, including any unanticipated adverse determination of a material product liability claim or other material claim (particularly an uninsured matter), could materially and adversely affect our financial condition, and the effect that any such liability may have upon the reputation and marketability of our products may have a negative impact on our business and operating results.
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

Risks Related to our Capital Structure
The only material asset of Malibu Boats, Inc. is our interest in the LLC, and therefore Malibu Boats, Inc. is dependent upon distributions from the LLC for any cash obligations of Malibu Boats, Inc.
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
The credit agreement governing our revolving credit facility contains restrictive covenants which may limit our operating flexibility and may impair our ability to access sufficient capital to operate our business.
We rely on our revolving credit facility to provide us with adequate liquidity to operate our business. The credit agreement governing our revolving credit facility contains restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes and governmental regulation. The credit agreement also requires compliance with financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the credit agreement and only if existing or new lenders choose to provide additional term or revolving commitments. Any incremental revolving commitments or term loan facility established under the credit agreement will also be subject to these same covenants and restrictions.
These covenants may affect our ability to operate and finance our business as we deem appropriate. Violation of these covenants could constitute an event of default under the credit agreement governing our revolving credit facility. If there were an event of default under the credit agreement, our lenders could reduce or terminate our access to amounts under our credit facilities or declare all of the indebtedness outstanding under our revolving credit facility immediately due and payable. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to continue funding our operations or to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our revolving credit facility. If amounts outstanding under the revolving credit facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the credit agreement governing our revolving credit facility could have a material adverse effect on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at relatively low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that amended and restated our second amended and restated credit agreement dated as of June 28, 2017 (the “Prior Credit Agreement”). The Amended Credit Agreement provides us a revolving credit facility in an aggregate principal amount of up to $350.0 million (of which $121.7 million was drawn on July 8, 2022 to refinance the loans under the Prior Credit Agreement as well as to pay certain fees and expenses related to entering into the Amended Credit Agreement) with a maturity date of July 8, 2027. Borrowings under the Amended Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month Term SOFR plus 1% (the “Base Rate”) or (ii) SOFR, in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries.
If the rate used to calculate interest on our outstanding floating rate debt under our Prior Credit Agreement or Amended Credit Agreement were to increase by 1.0%, we would expect to incur additional interest expense on such indebtedness as of June 30, 2022 of approximately $1.2 million on an annualized basis. While we do not expect the potential impact of our transition from LIBOR to SOFR as the benchmark rate under our credit agreement to have a material effect on our financial results based on our currently outstanding debt, uncertainty as to the use of SOFR or other reforms that could occur could adversely impact our interest expense on our floating rate debt. For instance, the use of SOFR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR were available in its current form.
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
We expect that the payments that Malibu Boats, Inc. may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $45.5 million over the next fifteen (15) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.
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
Malibu Boats, Inc. is required to make a good faith effort to ensure that it has sufficient cash available to make any required payments under the tax receivable agreement. The limited liability company agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay the actual tax liability of Malibu Boats, Inc. and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR, plus 500 basis points until they are paid.Recent actions taken by the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. Our tax receivable agreement, however, does not provide for an alternative reference rate to LIBOR and, while we do not currently anticipate failing to pay any amounts owed under our tax receivable agreement, it is unclear how we would determine interest on any such amounts should we fail to pay as required under our tax receivable agreement.
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
Our closing stock price ranged from $48.72 per share to $84.87 per share during fiscal year 2022. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our Class A Common Stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Tennessee
Our Malibu and Axis boats are manufactured in Loudon, Tennessee. We lease the property where we have our 197,000 square-foot facility that is used to manufacture Malibu and Axis boats. This property also includes warehouses and office space. The property is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. We also lease the property where we have our 23,500 square-foot facility that is used to store our warranty parts. This property also includes warehouses and office space. The property is leased pursuant to a lease agreement that has a term through December 31, 2022, with the option to extend for one additional term of two years.
We also own 165,000 square-feet of space neighboring our manufacturing facility in Loudon, Tennessee that we use for trailer production, engine production, shipping and office space. Our Tennessee facilities are used in our Malibu segment.
Kansas
Our Cobalt boats are manufactured in Neodesha, Kansas. We own the property in Neodesha, where we have four manufacturing facilities aggregating to 493,000 square feet of manufacturing space. Our Neodesha facilities are used in our Cobalt segment.
Florida
Our Pursuit boats are manufactured in Fort Pierce, Florida. We own the property where our Pursuit facilities are located which consist of six manufacturing facilities for aggregating to 398,000 square feet of manufacturing space.
Our Maverick Boat Group boats are manufactured at a separate location in Fort Pierce, Florida. We own the property where our Maverick Boat Group facilities are located. Our two manufacturing facilities for Maverick Boat Group aggregate to 330,000 square feet of manufacturing space, including the expansion completed in 2022 of 110,000 square feet of manufacturing space.
Our Fort Pierce facilities for Pursuit and the Maverick Boat Group are used in our Saltwater Fishing segment.
California
We lease a 172,500 square-foot facility in Merced, California pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. Our Merced site houses both our product development team that focuses on design innovations as well as our tower and tower accessory manufacturing operations. The components assembled at this site are delivered to our facilities in Tennessee, Kansas and our Australian subsidiary. Our Merced site is used to develop and design boats, towers and tower accessories primarily for our Malibu segment and to a lesser extent for our Cobalt segment.
Alabama
We own a 130,000 square-foot facility in Alexander City, Alabama that focuses on the design and manufacturing of our wiring harnesses operations that are used in our Malibu, Axis and some Cobalt models. The components assembled at this site are delivered to our facilities in Tennessee and Kansas.
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
Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol "MBUU".
On August 23, 2022, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $66.82 per share. As of August 23, 2022, we had approximately five holders of record of our Class A Common Stock and 10 holders of record of our Class B Common Stock. The actual number of holders of Class A Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares of Class A Common Stock are held in street name by brokers and other nominees.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close at the end of each of the years within the five-year period ended June 30, 2022 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities
On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units (the “ Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. During the fiscal year ended June 30, 2022, we repurchased 554,995 shares of Class

A Common Stock for $34.6 million in cash including related fees and expenses. As of June 30, 2022, $35.4 million was available to repurchase shares of Class A Common Stock and LLC Units under the Repurchase Program. During the three months ended June 30, 2022, we repurchased 79,852 shares of Class A Common Stock for $4.4 million in cash including related fees and expenses. The Repurchase Program expires on November 8, 2022.
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our Repurchase Program during the quarter ended June 30, 2022 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2022 through April 30, 2022	—	$—	475,143	$39,790
May 1, 2022 through May 31, 2022	79,852	55.50	554,995	35,359
June 1, 2022 through June 30, 2022	—	—	554,995	35,359
Total	79,852	$55.50	554,995	$35,359
Unregistered Sales of Equity Securities
Not Applicable.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2022 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. [RESERVED]

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

		% of Total Revenues
		Fiscal Year Ended June 30,
Segment	Brands	2022	2021	2020
Malibu	Malibu	50.0%	52.2%	54.3%
	Axis

Saltwater Fishing	Pursuit	28.1%	26.2%	18.9%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	21.9%	21.6%	26.8%
Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. We are the market leader in the United States in the performance sport boat category through our Malibu and Axis Wake Research boat brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $70,000 to $225,000.
Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. We recently acquired Maverick Boat Group in December 2020 and added Maverick, Cobia, Pathfinder and Hewes to our brands. Our Maverick Boat Group family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. We are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $45,000 to $1,300,000.
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. We are the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $65,000 to $525,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of July 1, 2022, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
We achieved fiscal year 2022 net sales, net income and adjusted EBITDA of $1,214.9 million, $163.4 million and $246.5 million, respectively, which were an increase from $926.5 million, $114.3 million and $190.1 million, respectively, for fiscal year 2021. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Impact of the COVID-19 Pandemic
Our operations have continued to be impacted by a variety of external factors. The COVID-19 pandemic has impacted our operations and financial results since the third quarter of fiscal year 2020 and continues to have an impact on us. We elected to suspend operations at all of our facilities from March 2020 until late April and early May 2020, depending on the facility. As a result, we were not able to ship boats to our dealers during the period of shut-down, which negatively impacted our net sales for the second half of fiscal year 2020. During the first half of fiscal 2021, we constrained our production levels to allow our supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that we planned for the second half of fiscal 2021. While our net sales for fiscal year 2021 were impacted by our lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially-distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal year 2021 combined with our lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal year 2021 resulted in lower inventory levels at our dealers throughout fiscal year 2021 and continued into fiscal year 2022. Fiscal year 2022 retail demand continued at a strong pace, albeit at lower levels than the record fiscal year 2021 levels, and in spite of limited inventory. Increases in fiscal year 2022 wholesale production combined with lower retail demand levels, as compared to fiscal year 2021, have combined to increase inventory levels modestly at our Malibu and Cobalt segment dealers at the end of fiscal year 2022. Saltwater Fishing segment dealers remain low on inventory. Dealer inventories continue to be well below historical levels and a full recovery to historical inventory levels will depend on the ability of our supply chain to provide materials to us timely and the level of retail demand during the upcoming year.
Additionally, we experienced supply chain disruptions throughout fiscal year 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. Such supply chain disruptions along with increased costs for raw materials, parts and components, shipping and labor, are having industry-wide impacts affecting us and our suppliers, dealers and customers.
The future impact of COVID-19 and ongoing supply chain disruptions on our financial condition and results of operations may result in further constrained production and increased costs and will depend on a number of factors, including factors that we may not be able to forecast at this time. See the risk factors around COVID-19 impact, supply chain disruptions and increases in costs under Part I. Item 1A. of this Form 10-K

Outlook
Industry-wide marine retail registrations continue to recover from the years following the global financial crisis. According to Statistical Surveys, Inc., domestic retail registration volumes of performance sport boats, fiberglass sterndrive and fiberglass outboards increased at a compound annual growth rate of approximately 5% between 2011 and 2021, for the 50 reporting states. Within the recreational powerboat categories, the performance sport boats category, which we primarily serve with our Malibu and Axis brands, has produced a double-digit compound annual growth rate between 2011 and 2021. Outboard boats and fiberglass sterndrive boats have seen their combined market grow at a 4% compound annual growth rate between 2011 and 2021. This combined growth has been driven primarily by the outboard market. We target the outboard market with our Pursuit, Cobia, Pathfinder, Maverick and Hewes brands, as well as our Cobalt brand, which is a new entrant to the outboard market, and we plan to meaningfully expand our share of the fiberglass outboard category in the future. We cater to the sterndrive market through our Cobalt brand. While the market for sterndrive propulsion, particularly in lower foot length products, has been challenged, Cobalt’s performance continues to be helped by the higher foot length product market it serves, which has grown, and through gains in market share by Cobalt.
Although retail growth in powerboats was negatively impacted by weak retail sales in March and April 2020 due to COVID-19, domestic retail demand growth for powerboats accelerated during calendar year 2020, in part because consumers turned to boating as a form of outdoor, socially-distanced recreation during the COVID-19 pandemic. Despite the impact of COVID-19 early in 2020, the increased demand during 2020 was broad based across recreational powerboat categories leading to the highest growth rate the industry has seen in decades. We continued to see strong year-over-year retail growth during the first half of 2021. However, beginning in May 2021, we experienced lower growth and in certain markets year-over-year decreases in retail registrations driven by the lack of available inventory at our dealers and the high growth in those months during 2020. Retail registration activity declined meaningfully during the second half of calendar 2021 versus the comparable period in 2020 given the limited available inventory and the strong sales activity and resulting destocking in 2020 and the first half of 2021. The domestic retail market decreased year-over-year during calendar 2021 for the performance sport boat segment by 2%, while the fiberglass outboard and sterndrive segments were down a combined 7%, in line with expectations given the prior year retail environment. However, when compared to the pre-COVID market conditions of calendar year 2019, the performance sport boat segment and the combined fiberglass outboard and sterndrive segments increased 21% and 3%, respectively, in calendar year 2021 despite depleted channel inventory levels. The first half of calendar 2022 has continued to show year over year decreases in retail registration activity, much of which are in the double digits against significantly high comparative periods due to increased retail demand in the first half of calendar 2021. We believe that despite recent retail registration declines, retail activity at our dealers continued to be strong during much of fiscal year 2022 and but for a lack of inventory may have been higher. We believe the second half of 2022 will show year over year increases as the second half of calendar 2021 was significantly affected by decreased retail demand due to the lack of available dealer inventory.
The combination of strong retail market activity through 2020 and into early 2021 and supply chain disruptions experienced in 2021 and continuing through 2022 have depleted our inventory levels at our dealers below pre-COVID levels throughout 2021 and 2022. Operational challenges and supply chain constraints created by severe winter weather delayed our ability to add to depleted inventory levels in the second half of fiscal 2021. We experienced an increase in supply chain disruptions throughout fiscal 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to our suppliers, in part due to inflationary pressures. The duration of these challenges is unknown, and they may meaningfully impact our ability to restock our dealers’ inventories in a timely manner. We believe supply chain disruptions will continue to challenge wholesale production output through at least the remainder of calendar 2022. As a result of lower dealer inventory levels and lower wholesale production volumes due to the foregoing factors, we expect to see meaningful wholesale demand to restock our dealer inventories into fiscal 2023 and potentially beyond, but the primary driver of restocking timing will be retail activity. We expect lower dealer inventory levels will support our wholesale shipments and financial performance in the first half of fiscal year 2023 and retail activity will be the key driver of wholesale production in the second half of fiscal 2023. The duration of such heightened dealer restocking demand may be extended by our suppliers' inability to increase production to match our desired wholesale production targets, however, it may alternatively be reduced if retail activity deteriorates materially from existing levels.
We have also experienced elevated raw material, components and transportation costs, partly due to inflationary pressures, and we anticipate those costs to remain at elevated levels for the remainder of calendar year 2022 and likely beyond. To combat this, we implemented a surcharge across all brands effective December 1, 2021. We do not believe the surcharges impacted our wholesale shipments in fiscal 2022. We believe our competitors have increased prices at similar rates to us and we have therefore not been at a competitive disadvantage from a pricing perspective. At the beginning of fiscal 2023, we made our surcharges permanent price changes and have worked aggressively to minimize incremental price increases to lessen any volume impact associated with increased prices. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For example, increasing interest rates that we are currently experiencing could reduce retail consumer appetite for our product or reduce the appetite or availability for credit for our dealers and retail consumers. Further, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components. Retail demand may be negatively impacted in the second half of calendar year 2022 as a result of rising gas prices (albeit falling the past several months), increasing interest rates and continuing concerns over inflation, all of which are outside of our control.
Since 2008, we have increased our market share among manufacturers of performance sport boats with new product development, improved distribution, new models, and innovative features. However, our market remains highly competitive and our competitors have become more aggressive in their product introductions, increased their distribution and launched surf systems competitive with our patented Surf Gate system. Notwithstanding this increasingly competitive environment, we expanded our market share lead in 2019 in the performance sport boats category over our nearest competitors. We believe decreased dealer inventory levels driven by strong retail growth and competitive new product introductions led to a reduction in our market share through 2021; however, we continue to maintain the leading market share in the performance sport boat category. In addition, we continue to be the market share leader in both the premium and value-oriented product sub-categories for performance sports boats, we continue to maintain the number one market share position in the United States for the 24’—29’ segment of the sterndrive boat category, and we have the number two market share position in the outboard fiberglass fishing market. Our ability to continue to increase inventory levels at our dealers will be important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain and potentially expand our industry leading market position in performance sports boats.
We believe that our track record of expanding our market share with our Malibu and Axis brands due to new product development, improved distribution, new models, and innovative features is directly transferable to our Cobalt, Pursuit and Maverick Boat Group acquisitions. We have seen the impact of this strategy at Cobalt as we have realized growing market share with the introduction of ten new products in the last twenty-one months. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe our experience positions us to execute a strategy to drive enhanced share by expanding the Cobalt, Pursuit and Maverick Boat Group product offerings with different foot lengths, different boat types and different propulsion technologies. Our new product development efforts at Pursuit and Maverick Boat Group will take time and our ability to influence near-term model introductions is limited, but we have already begun to execute on this strategy. With respect to Cobalt, we introduced four new models during fiscal year 2022 and six new models of boats during fiscal year 2021. For the Pursuit brand, our focus has been on expanding the award-winning Dual Console, Sport and Offshore product offerings that continue to combine innovative features and dependable performance in refined designs that accommodate a broad array of activities on the water, including the Electric Sliding Entertainment Center on the S 378. Our newest acquisition, Maverick Boat Group, is in the very early stages of integration into the business and meaningful product and innovation changes will be developed for coming years. We believe enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, which we discuss below.
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. The recreational powerboat industry has shown continued growth from 2010 through 2021 based on retail sales. While there is still some uncertainty surrounding the COVID-19 pandemic, on-going supply chain disruptions, and rising prices to our suppliers, in part due to inflationary pressures, we believe we are well positioned strategically in the recreational powerboat market with brands that are market leaders in their segments.
Inflation has impacted the prices of our materials and our labor costs, which has had a negative impact on our gross margin and our operations. In particular, the market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon, feedstocks, copper, aluminum and stainless steel, are increasing. To combat this, we implemented a surcharge across all brands effective December 1, 2021. These surcharges could have negatively impacted retail demand, but we do not believe they have impacted our wholesale shipments in fiscal 2022. Further, new boat buyers often finance their purchases. Efforts to stop or limit inflation are resulting in higher interest rates that translate into an increased cost of boat ownership. We have seen increased interest rates for our customers in the first half of calendar year 2022. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. Should inflation and increased interest rates continue at elevated rates, we may experience less retail demand because prospective consumers may choose to forgo or delay their purchases or buy a less expensive or used boat. We intend to minimize the effect of inflation through selective price increases, cost reductions and improved productivity.
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
Our ability to maintain production is dependent upon our suppliers delivering sufficient amounts of components, raw materials and parts to manufacture our products and on time to meet our production schedules. Historically, we have not entered into long-term agreements with suppliers of our raw materials and components other than for our engines and outboard motors. Any number of factors, including labor disruptions, weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. We have experienced supply chain disruptions since fiscal year 2020 related to numerous factors, including COVID-19, severe weather events, labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to suppliers, in part due to inflationary pressures. If we continue to experience supply disruptions or they intensify, we may not be able to develop alternate sourcing quickly or at all. Any material disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts could cause us not to be able to meet customer demand, to alter production schedules or suspend production entirely, which could cause a loss of revenues, which could materially and adversely affect our results of operations.
We completed the expansion of our facility in Florida for Maverick Boat Group in the last quarter of fiscal year 2022. We expect this expanded facility will allow us to continue improving the manufacturing process and increase volume at this location. We rely on our insights into the market gleaned from dealer inventory levels, industry reports about anticipated demand for our products in the upcoming sales cycle and our own estimates and assumptions in formulating our manufacturing plan for the following fiscal year. Throughout our consumer sales cycle, which reaches its peak from March through August of each year, we adjust our manufacturing activities in order to adapt to variability in demand.
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
Vertical Integration
We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of boat trailers, towers and tower accessories, machined and billet parts, soft grip flooring, and most recently, wiring harnesses. We began producing our own engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. We believe our vertical integration initiatives will reduce our reliance on third-party suppliers while reducing the risk that a change in cost or production from any third-party supplier could adversely affect our business. In fiscal year 2022, we acquired a facility to begin manufacturing our own wiring harnesses. As a result of this acquisition, we reduced the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers.
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
Operating Expenses
Our operating expenses include selling and marketing, general and administrative costs and amortization costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. General and administrative expenses also include product development expenses associated with our vertical integration initiative and acquisition or integration related expenses. Amortization expenses are associated with the amortization of intangibles.
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
Net Income Attributable to Non-controlling Interest
As of June 30, 2022 and 2021, we had a 97.2% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.
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

	Fiscal Year Ended June 30,
	2022		2021		2020
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	1,214,877	100.0%	926,515	100.0%	653,163	100.0%
Cost of sales	904,826	74.5%	690,030	74.5%	503,893	77.2%
Gross profit	310,051	25.5%	236,485	25.5%	149,270	22.8%
Operating expenses:
Selling and marketing	22,900	1.9%	17,540	1.9%	17,917	2.8%
General and administrative	66,371	5.4%	61,915	6.6%	39,912	6.1%
Amortization	6,957	0.6%	7,255	0.8%	6,131	0.9%
Operating income	213,823	17.6%	149,775	16.2%	85,310	13.0%
Other expense (income), net:
Other expense (income), net	983	0.1%	(1,015)	(0.1)%	(2,310)	(0.4)%
Interest expense	2,875	0.2%	2,529	0.3%	3,888	0.6%
Other expense (income), net	3,858	0.3%	1,514	0.2%	1,578	0.2%
Income before provision for income taxes	209,965	17.3%	148,261	16.0%	83,732	12.8%
Provision for income taxes	46,535	3.8%	33,979	3.7%	19,076	2.9%
Net income	163,430	13.5%	114,282	12.3%	64,656	9.9%
Net income attributable to non-controlling interest	5,798	0.5%	4,441	0.5%	3,094	0.5%
Net income attributable to Malibu Boats, Inc.	157,632	13.0%	109,841	11.8%	61,562	9.4%

	Fiscal Year Ended June 30,
	2022		2021		2020
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	5,173	55.9%	4,841	59.1%	3,980	61.8%
Saltwater Fishing [1]	2,035	22.0%	1,428	17.5%	508	7.9%
Cobalt	2,047	22.1%	1,916	23.4%	1,956	30.3%
Total Units	9,255		8,185		6,444

Net sales per unit	$131,267		$113,197		$101,360
(1) We acquired all of the outstanding stock of Maverick Boat Group on December 31, 2020.
Comparison of the Fiscal Year Ended June 30, 2022 to the Fiscal Year Ended June 30, 2021
Net Sales
Net sales for fiscal year 2022 increased $288.4 million, or 31.1%, to $1,214.9 million, compared to fiscal year 2021. The increase in net sales was driven primarily by increased unit volumes across all three segments, year-over-year price increases and a favorable model mix. We recognized an increase in net sales and volumes across all three segments during fiscal year 2022. Unit volume for fiscal year 2022 increased 1,070 units, or 13.1%, to 9,255 units compared to fiscal year 2021.
Net sales attributable to our Malibu segment increased $124.0 million, or 25.6%, to $607.6 million for fiscal year 2022 compared to fiscal year 2021. Unit volumes attributable to our Malibu segment increased 332 units for fiscal year 2022 compared to fiscal year 2021. The increase in net sales was driven by year-over-year price increases, a favorable model mix and increased volume resulting from strong demand for our Malibu and Axis model boats.
Net sales from our Saltwater Fishing segment increased $99.0 million, or 40.8%, to $341.9 million for fiscal year 2022 compared to fiscal year 2021. Unit volumes increased 607 units for fiscal year 2022 compared to fiscal year 2021. The increase in net sales was driven primarily by the acquisition of Maverick Boat Group on December 31, 2020, year-over-year price increases and a favorable model mix. The increase in unit volumes resulted primarily from our addition of the Maverick Boat Group.
Net sales from our Cobalt segment increased $65.4 million, or 32.7%, to $265.4 million for fiscal year 2022 compared to fiscal year 2021. Unit volumes attributable to Cobalt increased 131 units for fiscal year 2022 compared to fiscal year 2021. The increase in net sales was driven primarily by a favorable model mix, year-over-year price increases and increased volume. We experienced increased volume at Cobalt as a result of our prior year investments in the Cobalt facilities to optimize efficiency and expand capacity.
Our overall net sales per unit increased 16.0% to $131,267 per unit for fiscal year 2022 compared to fiscal year 2021. Net sales per unit for our Malibu segment increased 17.6% to $117,445 per unit for fiscal year 2022 compared to fiscal year 2021, primarily driven by year-over-year price increases and a favorable model mix. Net sales per unit for our Saltwater Fishing segment decreased 1.2% to $168,025 per unit for fiscal year 2022 compared to fiscal year 2021, primarily driven by mix of models due mostly to the inclusion of lower priced models from our acquisition of Maverick Boat Group on December 31, 2020. Net sales per unit for our Cobalt segment increased 24.2% to $129,655 per unit for fiscal year 2022 compared to fiscal year 2021, driven primarily by a favorable model mix and year-over-year price increases.
Cost of Sales
Cost of sales for fiscal year 2022 increased $214.8 million, or 31.1%, to $904.8 million compared to fiscal year 2021. The increase in cost of sales was driven by higher costs related to higher net sales in all our segments and increased prices due to supply chain disruptions and inflationary pressures that have impacted prices on parts and components. In the Malibu segment, higher per unit material and labor costs contributed $66.7 million to the increase in cost of sales and were driven by an increased mix of larger products that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher per unit material and labor costs contributed $87.3 million to the increase in cost of sales and were driven by the acquisition of Maverick Boat Group on December 31, 2020 and an increased mix of larger products that corresponded with higher net sales per unit. In the Cobalt segment, higher per unit material and labor costs contributed $44.8 million to the increase in cost of sales and were driven by an increased mix of larger products that corresponded with higher net sales per unit.
Gross Profit
Gross profit for fiscal year 2022 increased $73.6 million, or 31.1%, compared to fiscal year 2021. The increase in gross profit was driven primarily by higher sales revenue with a more favorable product mix and the contribution of Maverick Boat Group partially offset by the increased cost of sales for the reasons noted above. Gross margin remained flat at 25.5% in fiscal year 2022.
Operating Expenses
Selling and marketing expense for fiscal year 2022 increased $5.4 million, or 30.6% to $22.9 million compared to fiscal year 2021. The increase was driven primarily by incremental selling and marketing expenses from the acquisition of Maverick Boat Group, increased compensation and personnel-related expenses, increased travel and promotional events that resumed in fiscal year 2022 after being suspended for COVID-19 during the early portion of fiscal year 2021. As a percentage of sales, selling and marketing expense remained flat at 1.9% for fiscal year 2022. General and administrative expense for fiscal year 2022 increased $4.5 million, or 7.2%, to $66.4 million compared to fiscal year 2021. The increase in general and administrative expenses was driven primarily by an increase in compensation and personnel-related expenses, travel related expenses, information technology infrastructure expenses, incremental general and administrative expenses due to the acquisition of Maverick Boat Group, facility maintenance expenses and insurance expenses partially offset by lower professional fees and a decrease in acquisition expenses related to the acquisition of Maverick Boat Group on December 31, 2020. As a percentage of sales, general and administrative expenses decreased 120 basis points to 5.4% for fiscal year 2022 compared to 6.6% for fiscal year 2021. Amortization expense for fiscal year 2022 decreased $0.3 million, or 4.1%, to $7.0 million compared to fiscal year 2021, due to a decrease of amortization expense related to fully amortized intangibles.
Other Expense (Income), Net
Other expense, net for fiscal year 2022 increased by $2.3 million, or 154.8% to $3.9 million as compared to fiscal year 2021. In fiscal year 2022, we increased our tax receivable agreement liability by $1.0 million that resulted in a corresponding amount being recognized as other expense during the same period, compared to fiscal year 2021, when we reduced our tax receivable agreement liability by $0.1 million that resulted in a corresponding amount being recognized as other income during fiscal year 2021. Our interest expense increased by $0.3 million during fiscal year 2022 compared to fiscal year 2021 due to higher average interest rates on outstanding debt.

Provision for Income Taxes
Our provision for income taxes for fiscal year 2022 increased $12.6 million, or 37.0% to $46.5 million compared to fiscal year 2021. This increase was primarily driven by higher pre-tax earnings and increased U.S. state taxes. For fiscal year 2022, our effective tax rate of 22.2% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in tax rate was partially offset by a windfall benefit generated by certain stock-based compensation, as well as the benefits of the research and development tax credit, and the impact of non-controlling interests in the LLC. For fiscal year 2021, our effective tax rate of 22.9% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes, and partially offset by the impact of non-controlling interests in the LLC.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2022 and 2021, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.8% and 3.1%, respectively.
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
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including certain professional fees, acquisition and integration-related expenses, non- cash compensation expense, expenses related to interruption to our engine supply during the labor strike by United Auto Workers ("UAW") against General Motors and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
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

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Net income	$163,430	$114,282	$64,656
Provision for income taxes	46,535	33,979	19,076
Interest expense	2,875	2,529	3,888
Depreciation	19,365	15,636	12,249
Amortization	6,957	7,255	6,131
Professional fees [1]	—	5,817	1,013
Acquisition and integration related expenses [2]	—	5,112	—
Stock-based compensation expense 3.	6,342	5,581	3,042
UAW strike impact [4]	—	—	2,564
Adjustment to tax receivable agreement liability [5]	1,025	(88)	(1,672)
Adjusted EBITDA	$246,529	$190,103	$110,947
Net Sales	$1,214,877	$926,515	$653,163
Net Income Margin [6]	13.5%	12.3%	9.9%
Adjusted EBITDA Margin [6]	20.3%	20.5%	17.0%

(1)	For fiscal years 2021 and 2020, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
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

(3)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.
(4)	For fiscal year ended June 30, 2020, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(5)
For fiscal year 2022, we recognized other expense from an adjustment in our tax receivable agreement liability due to an increase in the state tax rate used in computing our future tax obligations and in turn, an increase in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal years 2021 and 2020, respectively, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

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

	Fiscal Year Ended June 30,
	2022	2021	2020
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$157,632	$109,841	$61,562
Provision for income taxes	46,535	33,979	19,076
Professional fees [1]	—	5,817	1,013
Acquisition and integration related expenses [2]	6,653	10,558	4,262
Fair value adjustment for interest rate swap [3]	—	—	68
Stock-based compensation expense [4]	6,342	5,581	3,042
UAW strike impact [5]	—	—	2,564
Adjustment to tax receivable agreement liability [6]	1,025	(88)	(1,672)
Net income attributable to non-controlling interest [7]	5,798	4,441	3,094
Fully distributed net income before income taxes	223,985	170,129	93,009
Income tax expense on fully distributed income before income taxes [8]	53,308	40,150	21,857
Adjusted Fully Distributed Net Income	$170,677	$129,979	$71,152

	Fiscal Year Ended June 30,
	2022	2021	2020
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net income per share:	20,749,237	20,752,652	20,662,750
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [9]	600,919	665,217	806,943
Weighted-average unvested restricted stock awards issued to management [10]	252,135	212,579	155,433
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,602,291	21,630,448	21,625,126
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Fiscal Year Ended June 30,
	2022	2021	2020
Net income available to Class A Common Stock per share	$7.60	$5.29	$2.98
Impact of adjustments:
Provision for income taxes	2.24	1.64	0.92
Professional fees [1]	—	0.28	0.05
Acquisition and integration related expenses [2]	0.32	0.51	0.21
Fair value adjustment for interest rate swap [3]	—	—	—
Stock-based compensation expense [4]	0.31	0.27	0.15
UAW strike impact [5]	—	—	0.12
Adjustment to tax receivable agreement liability [6]	0.05	—	(0.08)
Net income attributable to non-controlling interest [7]	0.28	0.21	0.15
Fully distributed net income per share before income taxes	10.80	8.20	4.50
Impact of income tax expense on fully distributed income before income taxes [8]	(2.57)	(1.93)	(1.06)
Impact of increased share count [11]	(0.32)	(0.26)	(0.15)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$7.91	$6.01	$3.29

(1)	For fiscal years 2021 and 2020, represents legal and advisory fees related to our litigation with Skier's Choice, Inc. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
(2)	For fiscal year 2022, represents amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt. For fiscal year 2021, represents legal and advisory fees incurred in connection with the acquisition of Maverick Boat Group and amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt. Integration related expenses for fiscal year 2021 include post-acquisition adjustments to cost of goods sold of $0.9 million for the fair value step up of inventory acquired from Maverick Boat Group, which was sold during the third quarter of fiscal 2021. For fiscal year 2020, represents amortization of intangibles acquired in connection with the acquisition of Pursuit and Cobalt.
(3)	Represents the change in the fair value of our interest rate swap entered into on July 1, 2015. The swap matured on March 31, 2020.
(4)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.
(5)	For fiscal year ended June 30, 2020, represents costs incurred in connection with interruption to our engine supply during the UAW strike against General Motors. We purchase engines from General Motors LLC that we then prepare for marine use for our Malibu and Axis boats. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
(6)
For fiscal year 2022, we recognized other expense from an adjustment in our tax receivable agreement liability due to an increase in the state tax rate used in computing our future tax obligations and in turn, an increase in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal years 2021 and 2020, respectively, we recognized other income from an adjustment in our tax receivable agreement liability as a result of a decrease in the estimated tax rate used in computing our future tax obligations and in turn, a decrease in the future tax benefit we expect to pay under our tax receivable agreement with pre-IPO owners. Refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(7)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(8)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 23.8% of income before taxes for fiscal year 2022, 23.6% for fiscal year 2021, and 23.5% of income before taxes for fiscal year 2020, in each case assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal years 2022, 2021 and 2020 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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

Liquidity and Capital Resources
Overview and Primary Sources of Cash
Our primary uses of cash have been for funding working capital and capital investments, repayments under our debt arrangements, acquisitions, cash distributions to members of the LLC, cash payments under our tax receivable agreement and stock repurchases under our stock repurchase program. For both the short term and the long term, our sources of cash to meet these needs have primarily been operating cash flows, borrowings under our revolving credit facility and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond.
Material Cash Requirements
Capital Expenditures. For fiscal year 2022, we incurred approximately $55.1 million in capital expenditures related to the expansion of our Florida facility used for Maverick Boats Group as well as new models, capacity enhancements and vertical integration initiatives. We expect capital expenditures between $65.0 million and $70.0 million for fiscal year 2023 primarily for investments in new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Principal and Interest Payments. In June 2022, we fully repaid the $72.0 million of outstanding term loans that matured on July 1, 2022 by drawing on our existing revolving credit facility. As of June 30, 2022, we maintained a revolving credit facility with a borrowing capacity of $170.0 million, of which, $97.0 million was outstanding. On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that amended and restated our second amended and restated credit agreement dated as of June 28, 2017 (the “Prior Credit Agreement”). The Amended Credit Agreement provides us a revolving credit facility in an aggregate principal amount of up to $350.0 million (of which $121.7 million was drawn on July 8, 2022 to refinance the loans under our Prior Credit Agreement as well as to pay certain fees and expenses related to entering into the Amended Credit Agreement) with a maturity date of July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after July 8, 2022, our interest payments would be approximately $3.3 million for fiscal year 2023 based on the interest rate at July 8, 2022 of 2.75%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
Tax Receivable Agreement. We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $4.0 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due on April 15, 2023.
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. For fiscal year 2023, our expected operating lease payments will be $2.5 million and our total committed lease payments are $13.4 million as of June 30, 2022. Additional information regarding our operating leases is available in Note 11, Leases, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2023. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of June 30, 2022, we had purchase orders in the amount of $139.1 million due within the next 12 months.
Stock Repurchase Program. On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units (the “Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. During the fiscal year ended June 30, 2022, we repurchased 554,995 shares of Class A Common Stock for $34.6 million in cash including related fees and expenses. As of June 30, 2022, $35.4 million was available to repurchase shares of Class A Common Stock and LLC Units under the Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program.
Our future capital requirements beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of inflation, increasing interest rates, increasing fuel prices, ongoing supply chain disruptions and the continuing impact of COVID-19. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the performance of our dealers and suppliers, the impact of the general economy on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance. In addition, as noted elsewhere, a jury recently found that our subsidiary, Malibu Boats, LLC, and another entity that was the manufacturer of the boat at question, Malibu Boats West, Inc., negligently failed to warn of a hazard posed by the relevant boat and that such failure was a proximate cause of the death of a passenger in the boat. Based on the jury’s finding of successor liability, the trial court entered judgment for the full amount of the verdict against Malibu Boats, LLC, with a potential maximum liability to Malibu Boats, LLC of $140 million, plus post-judgment interest at a rate of 6.25% per annum. Malibu Boats, LLC may also be required to pay an award of reasonable attorney’s fees to the plaintiffs, which the plaintiffs claim should be approximately $56 million. The trial court has postponed any ruling on the plaintiffs' contested motion for attorney’s fees pending the resolution of our post-trial motions and related appeals. On July 17, 2022, the trial court denied the post-trial motions of Malibu Boats, LLC, and we have since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is expected to be stayed. While we maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26 million. Further, while we have other claims that we may decide to pursue with respect to this matter, we cannot provide any assurance that we will pursue those claims or be successful if we do. If the outcome of the case is ultimately unfavorable to us after appeal, we would need to pay for any final judgment in excess of the amount paid by our insurance providers.
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Total cash provided by (used in):
Operating activities	$164,846	$131,314	$94,141
Investing activities	(61,621)	(181,095)	(40,394)
Financing activities	(60,380)	57,346	(47,323)
Impact of currency exchange rates on cash balances	(580)	127	(29)
Increase in cash	$42,265	$7,692	$6,395

Comparison of the Fiscal Year Ended June 30, 2022 to the Fiscal Year Ended June 30, 2021
Operating Activities
Net cash provided by operating activities was $164.8 million for fiscal year 2022, compared to $131.3 million for the same period in 2021, an increase of $33.5 million. The increase in cash provided by operating activities primarily resulted from an increase of $51.7 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) and a net decrease in operating assets and liabilities of $18.2 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $61.6 million for fiscal year 2022 compared to $181.1 million for the same period in 2021, a decrease of cash used in investing activities of $119.5 million. The decrease in cash used in investing activities was primarily related to the acquisition of Maverick Boat Group on December 31, 2020, partially offset by an increase in capital expenditures and capital outlays related to our expansion activities at our Maverick facility in fiscal year 2022 compared to the capital expenditures in fiscal year 2021.
Financing Activities
Net cash used in financing activities was $60.4 million for fiscal year 2022 compared to net cash provided by financing activities of $57.3 million for fiscal year 2021, a change of $117.7 million. During fiscal year, 2022, we received proceeds of $72.0 million from additional borrowings under our revolving credit facility to fully repay the $72.0 million of outstanding term loans that matured on July 1, 2022. Also during fiscal year 2022, we repaid $20.0 million of borrowings under our revolving credit facility, we repaid a total of $76.3 million on our term loans, repurchased $34.6 million of our Class A Common Stock under our previously announced stock repurchase program, paid $2.1 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $2.7 million in distributions to LLC unit holders and received $3.3 million in proceeds from the exercise of stock options. During fiscal year, 2021, we received proceeds of $25.0 million from a new incremental term loan and $65.0 million from additional borrowings under our revolving credit facility to fund the acquisition of Maverick Boat Group. During fiscal year 2021, we also repaid $28.8 million of borrowings under our revolving credit facility, we repaid $0.6 million on our term loan, paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $0.6 million in deferred financing costs, paid $1.8 million in distributions to LLC unit holders and received $0.3 million in proceeds from the exercise of stock options.
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
Investing Activities
Net cash used for investing activities was $181.1 million for fiscal year 2021 compared to $40.4 million for the same period in 2020, an increase of $140.7 million. The increase in cash used for investing activities was primarily related to the acquisition of Maverick Boat Group on December 31, 2020, partially offset by a reduction in capital expenditures compared to the capital outlays for our expansion activities at our Pursuit and Cobalt plants in fiscal year 2020.
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
Revolving Credit Facility
On July 8, 2022, we entered into our Amended Credit Agreement with Truist Bank, as the administrative agent, swingline lender and issuing bank, that amended and restated our Prior Credit Agreement. The Amended Credit Agreement provides us a revolving credit facility in an aggregate principal amount of up to $350.0 million (of which $121.7 million was drawn on July 8, 2022 to refinance the loans under the Prior Credit Agreement as well as to pay certain fees and expenses related to entering into the Amended Credit Agreement) with a maturity date of July 8, 2027. Prior to entering into the Amended Credit Agreement, we repaid $72.0 million of outstanding term loans under the Prior Credit Agreement in June 2022 by drawing on our revolving credit facility under the Prior Credit Agreement.
Our indirect subsidiary, Malibu Boats, LLC is the borrower under the Amended Credit Agreement and its obligations are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Malibu Boats, LLC, and all such obligations are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and such subsidiary guarantors. Malibu Boats, Inc. was not a party to the Prior Credit Agreement and is not a party to the Amended Credit Agreement.

All borrowings under the Amended Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month Term SOFR plus 1% (the “Base Rate”) or (ii) SOFR, in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Amended Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default or pending or threatened litigation. The Amended Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Amended Credit Agreement contains restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes and governmental regulation.
The Amended Credit Agreement also contains customary events of default. Events of default under the Amended Credit Agreement include (subject to grace periods in certain instances): (i) the failure by any Loan Party to timely make payments due under the Amended Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Amended Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of Loan Parties; (v) insolvency or bankruptcy-related events with respect to the Loan Parties; (vi) certain undischarged, non-appealable judgments against Loan Parties; (vii) certain ERISA- related events reasonably expected to result in liability above a specified threshold to Loan Parties taken as a whole; (viii) any loan documents or a material part of the liens under the loan documents ceasing to be, or being asserted by any Loan Party not to be, in full force and effect; (ix) any obligations under the loan documents ceasing to constitute senior indebtedness; and (x) the occurrence of a change of control. If an event of default has occurred and continues beyond any applicable cure period, the Administrative Agent may (i) accelerate all outstanding obligations under the Amended Credit Agreement or (ii) terminate the commitments, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the Amended Credit Agreement while an event of default is continuing.
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. For fiscal year 2022, we did not repurchase any boats under our repurchase agreements. For fiscal year 2021, we did not repurchase any boats under our repurchase agreements. For fiscal year 2020, we repurchased two units from a lender of one of our former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at a minimal margin loss. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
Potential Impact of LIBOR Transition
Malibu Boats, Inc. is required to make a good faith effort to ensure that it has sufficient cash available to make any required payments under the tax receivable agreement. The limited liability company agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay the actual tax liability of Malibu Boats, Inc. and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR, plus 500 basis points until they are paid. Recent actions taken by the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. Our tax receivable agreement, however, does not provide for an alternative reference rate to LIBOR and, while we do not currently anticipate failing to pay any amounts owed under our tax receivable agreement, it is unclear how we would determine interest on any such amounts should we fail to pay as required under our tax receivable agreement.
Critical Accounting Policies and Critical Accounting Estimates
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
Business Combinations
We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets) and liabilities assumed in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date. We recognized goodwill of $49.2 million as a result of our acquisition of Maverick Boat Group in December 2020 and goodwill of $0.3 million as a result of our acquisition of AmTech, LLC in February 2022. We had goodwill outstanding of $100.8 million as of June 30, 2022.
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
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We may be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor financing providers, who are able to obtain such boats through foreclosure. We accrue returns when a repurchase and return, due to the default of one of our dealers, is determined to be probable and the return is reasonably estimable. Historically, product returns resulting from repurchases made under the floorplan financing program have not been material and the returned boats have been subsequently resold above their cost. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. Refer to Note 9 and Note 17 related to our product warranty and repurchase commitment obligations, respectively.
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
Product Warranties
Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate warranty costs we expect to incur and record a liability for such costs at the time the product revenue is recognized. We utilize historical claims trends and analytical tools to develop the estimate of our warranty obligation on a per boat basis, by brand and warranty year. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Beginning with model year 2016, we increased the term of our limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, we increased the term of our bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of our Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, we have little historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods. A hypothetical change of a 10% increase or decrease to our estimate of the warranty liability as of June 30, 2022 would have affected net income for the fiscal year ended June 30, 2022 by approximately $3.9 million. Refer to Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on warranties.
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar have resulted in a loss of $0.1 million in foreign currency translation in the fiscal year ended June 30, 2022. We had a gain of $0.2 million in foreign currency translation for fiscal year 2021 and a gain of $0.1 million in foreign currency translation for fiscal year 2020. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility and term loans, which bear interest at variable rates. At June 30, 2022, we had $23.1 million of term loans outstanding under our term loan facility and $97.0 million outstanding debt under our revolving credit facility. As of June 30, 2022, the undrawn borrowing amount under our revolving credit facility was $71.6 million.
At June 30, 2022, the interest rate on our term loan and revolving credit facility was 3.04% under the terms of the Prior Credit Agreement. Based on a sensitivity analysis at June 30, 2022, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.2 million.
On July 8, 2022, we entered into our Amended Credit Agreement. The Amended Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $350.0 million (of which $121.7 million was drawn on July 8, 2022 to refinance the loans under the Prior Credit Agreement as well as to pay certain fees and expenses related to entering into the Amended Credit Agreement) with a maturity date of July 8, 2027. All borrowings under the Amended Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month Term SOFR plus 1% (the “Base Rate”) or (ii) SOFR, in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries. The Prior Credit Agreement had used LIBOR, instead of SOFR, as the benchmark rate.
Assuming we had entered into our Amended Credit Agreement on June 30, 2022 and based on our outstanding debt as of June 30, 2022, a 100 basis point increase in interest rates under the terms of our Amended Credit Agreement would have resulted in an increase in our annual interest expense by approximately $1.2 million.

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
The Company's management, including its chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2022. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on such assessment the Company's management has concluded that, as of June 30, 2022, its internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of June 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Malibu Boats, Inc.
Loudon, Tennessee
August 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Malibu Boats, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated August 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of certain assumptions underlying the product warranty liability for certain brands
As discussed in Note 9 to the consolidated financial statements, the Company’s product warranty liability as of June 30, 2022 was $38.7 million. The product warranty liability represents estimated future costs to repair or replace defective products during the warranty period for each boat sold. The Company’s estimated future costs to repair or replace defective products includes assumptions regarding the anticipated warranty costs per boat by brand.
We identified the evaluation of the anticipated warranty costs per boat that are used to estimate the product warranty liability for Malibu and Axis branded boats as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate the Company’s estimate of the anticipated warranty costs per boat, due to the nature of the audit evidence. Specifically, for Axis and Malibu model years prior to 2016, historical claims experience only exists for a warranty term of two and three years, respectively. This historical claim experience is shorter in duration than the five-year warranty term associated with the Company’s current warranty program.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s warranty accrual process. This included controls over the development of the assumptions used to estimate the warranty cost per boat for warranty year five, for which little claims experience exists. We performed sensitivity analyses to assess the potential for possible changes to these assumptions on the product warranty liability. We assessed the Company’s historical claims experience and the relationship between the historical warranty costs per boat incurred by warranty year. We further assessed the Company’s assumptions underlying the anticipated warranty costs per boat for warranty year five by considering warranty claims received after year-end but before the consolidated financial statements were issued, to identify trends not considered by the Company when it developed its assumptions. We also compared the Company’s prior year product warranty liability related to claims expected to be incurred in the current year to actual claims received in the current year to evaluate the historical accuracy of the Company’s estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Knoxville, Tennessee
August 25, 2022

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net sales	$1,214,877	$926,515	$653,163
Cost of sales	904,826	690,030	503,893
Gross profit	310,051	236,485	149,270
Operating expenses:
Selling and marketing	22,900	17,540	17,917
General and administrative	66,371	61,915	39,912
Amortization	6,957	7,255	6,131
Operating income	213,823	149,775	85,310
Other expense (income), net:
Other expense (income), net	983	(1,015)	(2,310)
Interest expense	2,875	2,529	3,888
Other expense (income), net	3,858	1,514	1,578
Income before provision for income taxes	209,965	148,261	83,732
Provision for income taxes	46,535	33,979	19,076
Net income	163,430	114,282	64,656
Net income attributable to non-controlling interest	5,798	4,441	3,094
Net income attributable to Malibu Boats, Inc.	$157,632	$109,841	$61,562

Comprehensive income:
Net income	$163,430	$114,282	$64,656
Other comprehensive (loss) income
Change in cumulative translation adjustment	(1,868)	1,493	(304)
Other comprehensive (loss) income	(1,868)	1,493	(304)
Comprehensive income	161,562	115,775	64,352
Less: comprehensive income attributable to non-controlling interest, net of tax	5,731	4,507	3,083
Comprehensive income attributable to Malibu Boats, Inc., net of tax	$155,831	$111,268	$61,269

Weighted average shares outstanding used in computing net income per share:
Basic	20,749,237	20,752,652	20,662,750
Diluted	20,986,256	21,011,087	20,852,361
Net income available to Class A Common Stock per share:
Basic	$7.60	$5.29	$2.98
Diluted	$7.51	$5.23	$2.95

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2022	June 30, 2021
Assets
Current assets
Cash	$83,744	$41,479
Trade receivables, net	51,598	49,844
Inventories, net	157,002	116,685
Prepaid expenses and other current assets	6,155	4,775
Total current assets	298,499	212,783
Property and equipment, net	170,718	132,913
Goodwill	100,804	101,033
Other intangible assets, net	228,304	235,363
Deferred tax assets	42,314	48,022
Other assets	10,687	12,670
Total assets	$851,326	$742,784
Liabilities
Current liabilities
Current maturities of long-term debt	$1,563	$4,250
Accounts payable	44,368	45,992
Accrued expenses	87,742	77,179
Income tax and distribution payable	1,670	3,209
Payable pursuant to tax receivable agreement, current portion	3,958	3,773
Total current liabilities	139,301	134,403
Deferred tax liabilities	26,965	27,869
Other liabilities	11,855	15,892
Payable pursuant to tax receivable agreement, less current portion	41,583	44,441
Long-term debt	118,054	139,025
Total liabilities	337,758	361,630
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,501,081 shares issued and outstanding as of June 30, 2022; 20,847,019 shares issued and outstanding as of June 30, 2021	203	207
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 10 shares issued and outstanding as of June 30, 2022; 10 shares issued and outstanding as of June 30, 2021	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022; no shares issued and outstanding as of June 30, 2021	—	—
Additional paid in capital	85,294	111,308
Accumulated other comprehensive loss, net of tax	(3,507)	(1,639)
Accumulated earnings	421,184	263,552
Total stockholders' equity attributable to Malibu Boats, Inc.	503,174	373,428
Non-controlling interest	10,394	7,726
Total stockholders’ equity	513,568	381,154
Total liabilities and stockholders' equity	$851,326	$742,784
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

					Additional Paid In Capital	Accumulated Other Comprehensive Loss, net of tax	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,853	$207	15	$—	$113,004	$(2,828)	$93,852	$6,118	$210,353
Net income	—	—	—	—	—	—	61,562	3,094	64,656
Stock based compensation, net of withholding taxes on vested equity awards	112	1	—	—	2,191	—	—	—	2,192
Issuances of equity for services	2	—	—	—	851	—	—	—	851
Issuance of equity for exercise of options	12	—	—	—	377	—	—	—	377
Repurchase and retirement of common stock	(483)	(5)	—	—	(13,828)	—	—	—	(13,833)
Cumulative-effect transition adjustment for ASC 842	—	—	—	—	—	—	(1,703)	—	(1,703)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,041)	—	—	—	(1,041)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,364	—	—	—	1,364
Exchange of LLC Units for Class A Common Stock	100	1	—	—	879	—	—	(879)	1
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(1,370)	(1,370)
Foreign currency translation adjustment	—	—	—	—	—	(304)	—	(16)	(320)
Balance at June 30, 2020	20,596	204	15	—	103,797	(3,132)	153,711	6,947	261,527
Net income	—	—	—	—	—	—	109,841	4,441	114,282
Stock based compensation, net of withholding taxes on vested equity awards	109	2	—	—	4,316	—	—	—	4,318
Issuances of equity for services	1	—	—	—	834	—	—	—	834
Issuance of equity for exercise of options	11	—	—	—	375	—	—	—	375
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(2,142)	—	—	—	(2,142)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	2,755	—	—	—	2,755

Exchange of LLC Units for Class A Common Stock	130	1	—	—	1,373	—	—	(1,373)	1
Cancellation of Class B Common Stock for Exchange of LLC Units	—	—	(5)	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(2,341)	(2,341)
Foreign currency translation adjustment	—	—	—	—	—	1,493	—	52	1,545
Balance at June 30, 2021	20,847	207	10	—	111,308	(1,639)	263,552	7,726	381,154
Net income	—	—	—	—	—	—	157,632	5,798	163,430
Stock based compensation, net of withholding taxes on vested equity awards	95	1	—	—	4,196	—	—	—	4,197
Issuances of equity for services	1	—	—	—	1,140	—	—	—	1,140
Issuance of equity for exercise of options	113	1	—	—	3,286	—	—	—	3,287
Repurchase and retirement of common stock	(555)	(6)	—	—	(34,636)	—	—	—	(34,642)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(3,076)	(3,076)
Foreign currency translation adjustment	—	—	—	—	—	(1,868)	—	(54)	(1,922)
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2022	2021	2020
Operating activities:
Net income	$163,430	$114,282	$64,656
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	6,342	5,581	3,042
Non-cash compensation to directors	1,054	834	829
Depreciation	19,365	15,636	12,249
Amortization	6,957	7,255	6,131
Deferred income taxes	4,793	6,992	8,715
Adjustment to tax receivable agreement liability	1,025	(88)	(1,672)
Other items, net	1,350	2,075	2,211
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	(1,777)	(32,860)	14,193
Inventories	(38,050)	(35,555)	(5,263)
Prepaid expenses and other assets	(1,303)	3,038	551
Accounts payable	(287)	24,459	(5,812)
Accrued expenses	10,579	24,894	(239)
Income taxes receivable and payable	(794)	3,539	(1,164)
Other liabilities	(4,140)	(5,263)	(828)
Payment pursuant to tax receivable agreement	(3,698)	(3,505)	(3,458)
Net cash provided by operating activities	164,846	131,314	94,141
Investing activities:
Purchases of property and equipment	(55,064)	(30,677)	(41,291)
Proceeds from sale of property and equipment	9	9	897
Payment for acquisition, net of cash acquired	(6,566)	(150,427)	—
Net cash used in investing activities	(61,621)	(181,095)	(40,394)
Financing activities:
Principal payments on long-term borrowings	(76,250)	(625)	—
Proceeds from long-term borrowings	—	25,000	—
Payment of deferred financing costs	—	(638)	—
Proceeds from revolving credit facility	72,000	65,000	103,800
Payments on revolving credit facility	(20,000)	(28,800)	(135,000)
Repurchase and retirement of Class A Common Stock	(34,642)	—	(13,833)
Cash paid for tax withholdings	(2,058)	(1,208)	(831)
Distributions to non-controlling LLC Unit holders	(2,717)	(1,758)	(1,836)
Proceeds received from exercise of stock options	3,287	375	377
Net cash (used in) provided by financing activities	(60,380)	57,346	(47,323)
Effect of exchange rate changes on cash	(580)	127	(29)
Changes in cash	42,265	7,692	6,395
Cash—Beginning of period	41,479	33,787	27,392
Cash—End of period	$83,744	$41,479	$33,787
Supplemental cash flow information:
Cash paid for interest	$2,294	$2,021	$3,810
Cash paid for income taxes	42,064	23,469	10,529
Non-cash operating, investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	—	2,755	1,364
Establishment of amounts payable under tax receivable agreements	—	2,142	1,041
Exchange of LLC Units for Class A Common Stock	—	1,373	879
Tax distributions payable to non-controlling LLC Unit holders	1,045	687	104
Capital expenditures in accounts payable	1,032	2,419	1,129
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
The Company’s top ten dealers represented 39.9%, 38.7% and 38.5%, of the Company’s net sales for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. Sales to the Company's dealers under common control of OneWater Marine, Inc. represented approximately 16.8%, 16.3% and 15.2% of the Company's consolidated net sales in the fiscal years ended June 30, 2022, 2021, and 2020 respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2022 and 2021, no highly liquid investments were held and the entire balance consists of cash.
At June 30, 2022 and 2021, substantially all cash on hand was held by two financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2022 and 2021, the allowance for doubtful receivables was $0. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. For fiscal years ended June 30, 2022 and 2021, the Company performed a qualitative assessment which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2022, 2021 and 2020.

Intangible Assets
Intangible assets consist primarily of relationships, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 5 to 20 years. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The estimated useful lives of the Company’s trade names are based on a number of factors including technological obsolescence and the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition. In addition, the Company has indefinite lived intangible assets for acquired trade names.
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
The carrying amount of definite lived intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2022, 2021 and 2020.
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
Free floor financing incentives include payments to the lenders providing floor plan financing to the dealers or directly to the dealers themselves. Free floor financing incentives are estimated at the time of sale to the dealer based on the expected expense to the Company over the term of the free flooring period and are recognized as a reduction in sales. The Company accounts for both incentive payments directly to dealers and payment to third party lenders in this manner. Dealer incentives are included in accrued expenses on the Company's consolidated balance sheets.

Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Balance at beginning of year	$11,666	$6,865	$6,376
Add: Dealer rebate incentives	35,210	28,629	19,555
Additions for acquisitions	—	219	—
Less: Dealer rebates paid	(31,024)	(24,047)	(19,066)
Balance at end of year	$15,852	$11,666	$6,865
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Balance at beginning of year	$121	$719	$681
Add: Flooring incentives	3,717	4,157	9,492
Additions for acquisitions	—	30	—
Less: Flooring paid	(3,651)	(4,785)	(9,454)
Balance at end of year	$187	$121	$719
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
If the Company later determines that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced. Conversely, if the Company determines that it is more likely than not that the Company will not be able to realize a portion of its deferred tax assets, the Company will increase the valuation allowance.
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
The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2019 through 2021, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2018 through 2021.
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
Revenue Recognition
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (boats, parts, or other) is transferred to the customer, which is upon shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company generally manufactures products based on specific orders from dealers and often ships completed products only after receiving credit approval from financial institutions. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers.
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
The Company earns royalties on boats shipped with the Company's proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recognized when products are used or sold with the Company's patented technology by other boat manufacturers and industry suppliers. The usage of the Company's technology satisfies the performance obligation in the contract.
See Note 2 for more information.
Delivery Costs
Shipping and freight costs are included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for the fiscal years ended June 30, 2022, 2021, and 2020.
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
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. The Company estimated the grant date fair value of the share-based awards issued in the form of profit interests granted prior to November 1, 2013 using the Black-Scholes option pricing model and those granted on November 1, 2013 under the Probability-Weighted Expected Return method. Stock options granted to executives on June 29, 2017, November 6, 2017, August 22, 2018 and January 14, 2019 were valued using the Black-Scholes option pricing model. Stock awards granted on November 3, 2021, November 3, 2020 and November 22, 2019 based on total shareholder return were valued using a Monte Carlo simulation. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 15 for more information.

Foreign Currency Translation
The functional currency for the Company's consolidated foreign subsidiary is the applicable local currency. The assets and liabilities are translated at the foreign exchange rate in effect at the applicable reporting date, and the consolidated statements of operations and comprehensive income and cash flows are translated at the average exchange rate in effect during the applicable period. Exchange rate fluctuations on translating the foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are reflected as a component of "Accumulated other comprehensive loss, net of tax," in the stockholders' equity section of the accompanying consolidated balance sheets and periodic changes are included in comprehensive income.
Comprehensive Income
Components of comprehensive income include net income and foreign currency translation adjustments. The Company has chosen to disclose comprehensive income in a single continuous statement of operations and comprehensive income.
COVID-19 Pandemic
The COVID-19 pandemic has impacted the Company’s operations and financial results since the third quarter of fiscal year 2020 and continues to impact the Company. The Company elected to suspend operations at all of its facilities from March 2020 until late April and early May 2020, depending on the facility. As a result, the Company was not able to ship boats to its dealers during the period of shut-down, which negatively impacted its net sales for the second half of fiscal year 2020. In addition, the COVID-19 pandemic has impacted and may continue to impact the operations of the Company’s dealers and suppliers. During the first half of fiscal 2021, the Company constrained its production levels to allow its supply chain to more fully recover from the impacts of COVID-19 in preparation of higher wholesale manufacturing volumes that it planned for the second half of fiscal 2021. While the Company’s net sales for fiscal year 2021 were impacted by lower production levels, retail sales improved during fiscal year 2021 as consumers turned to boating as a form of outdoor, socially-distanced recreation during the COVID-19 pandemic. The increase in retail sales during fiscal year 2021 combined with the Company's lower wholesale shipment levels during the second half of fiscal year 2020 and constrained production in the first half of fiscal year 2021 resulted in lower inventory levels at the Company’s dealers throughout fiscal year 2021 and continued into fiscal year 2022. Fiscal year 2022 retail demand continued at a strong pace, albeit at lower levels than the record fiscal year 2021 levels, and in spite of limited inventory. Increases in fiscal year 2022 wholesale production combined with lower retail demand levels, as compared to fiscal year 2021, have combined to increase inventory levels modestly at our Malibu and Cobalt segment dealers at the end of fiscal year 2022. Saltwater Fishing segment dealers remain low on inventory. Dealer inventories continue to be well below historical levels and a full recovery to historical inventory levels will depend on the ability of our supply chain to provide materials to us timely and the level of retail demand during the upcoming year.
Additionally, the Company experienced supply chain disruptions throughout fiscal year 2022 that it believes were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices to the Company’s suppliers, in part due to inflationary pressures. Such supply chain disruptions along with increased costs for raw materials, parts and components, shipping and labor, are having industry-wide impacts affecting the Company and its suppliers, dealers and customers.
The future impact of COVID-19 and ongoing supply chain disruptions on the Company’s financial condition and results of operations may result in further constrained production and increased costs and will depend on a number of factors, including factors that the Company may not be able to forecast at this time.
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
2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Fiscal Year Ended June 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$590,059	$340,725	$262,679	$1,193,463
Part and other sales	17,484	1,205	2,725	21,414
Total revenue	$607,543	$341,930	$265,404	$1,214,877

Revenue by geography:
North America	$548,826	$336,816	$253,812	$1,139,454
International	58,717	5,114	11,592	75,423
Total revenue	$607,543	$341,930	$265,404	$1,214,877

	Fiscal Year Ended June 30, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$464,738	$241,750	$196,654	$903,142
Part and other sales	18,787	1,164	3,422	23,373
Total revenue	$483,525	$242,914	$200,076	$926,515

Revenue by geography:
North America	$434,660	$234,680	$191,477	$860,817
International	48,865	8,234	8,599	65,698
Total revenue	$483,525	$242,914	$200,076	$926,515

	Fiscal Year Ended June 30, 2020
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$341,886	$122,850	$172,267	$637,003
Part and other sales	12,883	776	2,501	16,160
Total revenue	$354,769	$123,626	$174,768	$653,163

Revenue by geography:
North America	$327,049	$115,363	$167,755	$610,167
International	27,720	8,263	7,013	42,996
Total revenue	$354,769	$123,626	$174,768	$653,163
Boat and Trailer Sales
Consists of sales of boats and trailers to the Company's dealer network, net of sales returns, discounts, rebates and free flooring incentives. Boat and trailer sales also includes optional boat features. Sales returns consist of boats returned by dealers under the Company's warranty program. Rebates, free flooring and discounts are incentives that the Company provides to its dealers based on sales of eligible products.
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
3. Non-controlling Interest
The non-controlling interest on the consolidated statements of operations and comprehensive income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Malibu Boats Holdings, LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of Malibu Boats Holdings, LLC is summarized as follows:

	As of June 30, 2022		As of June 30, 2021
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	600,919	2.8%	600,919	2.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,501,081	97.2%	20,847,019	97.2%
	21,102,000	100.0%	21,447,938	100.0%

Balance of non-controlling interest as of June 30, 2020	$6,947
Allocation of income to non-controlling LLC Unit holders for period	4,441
Distributions paid and payable to non-controlling LLC Unit holders for period	(2,341)
Reallocation of non-controlling interest	(1,321)
Balance of non-controlling interest as of June 30, 2021	7,726
Allocation of income to non-controlling LLC Unit holders for period	5,798
Distributions paid and payable to non-controlling LLC Unit holders for period	(3,076)
Reallocation of non-controlling interest	(54)
Balance of non-controlling interest as of June 30, 2022	$10,394
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement'), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2022, the Company caused the LLC to issue a total of 225,989 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan and (iv) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During fiscal year 2022, 16,932 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 16,932 treasury shares in accordance with the LLC Agreement. Also during fiscal year 2022, 554,995 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 554,995 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Malibu Boats Holdings, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of June 30, 2022 and 2021, tax distributions payable to non-controlling LLC Unit holders were $1,045 and $687, respectively. During the fiscal years ended June 30, 2022, 2021, and 2020, tax distributions paid to the non-controlling LLC Unit holders were $2,717, $1,758, and $1,836, respectively.
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
Pro Forma Financial Information (unaudited):
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2022, 2021 and 2020, assumes that the acquisition of Maverick Boat Group occurred as of July 1, 2019. The unaudited pro forma financial information combines historical results of Malibu and Maverick Boat Group, with adjustments for interest on debt financing, depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods. Non-recurring pro forma adjustments associated with the fair value step up of inventory were included in the reported pro forma cost of sales and earnings. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2020 or the results that may occur in the future:

	Fiscal Year Ended June 30,
	2022	2021	2020
Net sales	$1,214,877	$982,535	$774,126
Net income	163,430	116,598	69,907
Net income attributable to Malibu Boats, Inc.	157,632	112,104	66,671
Basic earnings per share	$7.60	$5.40	$3.23
Diluted earnings per share	$7.51	$5.34	$3.20

5. Inventories, net
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2022	2021
Raw materials	$129,233	$92,324
Work in progress	20,929	15,862
Finished goods	6,840	8,499
Total inventories	$157,002	$116,685
6. Property, Plant, and Equipment, net
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

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. No impairment charges were recorded for the fiscal years ended June 30, 2022, 2021 and 2020 in the Company’s consolidated financial statements.
Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2022	2021
Land	$4,905	$4,600
Building and leasehold improvements	81,030	74,622
Machinery and equipment	82,469	66,792
Furniture and fixtures	10,805	9,600
Construction in process	52,852	22,005
	232,061	177,619
Less accumulated depreciation	(61,343)	(44,706)
	$170,718	$132,913

Depreciation expense was $19,365, $15,636 and $12,249 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, substantially all of which was recorded in cost of sales. During fiscal year 2022, the Company disposed of various assets with a net book value of $3 and recorded a gain of $6 related to these disposals. During fiscal year 2021, the Company disposed of various assets with a net book value of $383 and recorded a loss of $374 related to these disposals.
7. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2022 and 2021 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2020	$11,957	$19,525	$19,791	$51,273
Addition related to the acquisition of Maverick Boat Group	—	49,189	—	49,189
Effect of foreign currency changes on goodwill	571	—	—	571
Goodwill as of June 30, 2021	12,528	68,714	19,791	101,033
Addition related to the acquisition of Malibu Electronics	329	—	—	329
Effect of foreign currency changes on goodwill	(558)	—	—	(558)
Goodwill as of June 30, 2022	$12,299	$68,714	$19,791	$100,804

The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2022	2021
Dealer relationships	$131,806	$159,394	8-20	16.6
Patent	2,600	3,986	12-15	10.0
Trade name	100	24,667	15	8.0
Non-compete agreement	48	53	10	2.3
Total	134,554	188,100
Less: Accumulated amortization	(24,450)	(70,937)
Total definite-lived intangible assets, net	110,104	117,163
Indefinite-lived intangible:
Trade names	118,200	118,200
Total other intangible assets	$228,304	$235,363
Amortization expense recognized on all amortizable intangibles was $6,957, $7,255 and $6,131 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
Estimated future amortization expenses as of June 30, 2022 are as follows:

Fiscal Year	As of June 30, 2022
2023	$6,812
2024	6,812
2025	6,809
2026	6,807
2027	6,807
2028 and thereafter	76,057
$110,104
8. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,
	2022	2021
Warranties	$38,673	$35,035
Dealer incentives	16,357	12,479
Accrued compensation	21,076	19,965
Current operating lease liabilities	2,121	2,027
Accrued legal and professional fees	1,939	1,440
Customer deposits	4,851	3,449
Other accrued expenses	2,725	2,784
Total accrued expenses	$87,742	$77,179
9. Product Warranties
The Company's Malibu and Axis brand boats have a limited warranty for a period up to five years. The Company's Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount, and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow to stern warranty of three years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company's warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
The Company’s standard warranties require it or its dealers to repair or replace defective products during the warranty period at no cost to the consumer. The Company estimates warranty costs it expects to incur and record a liability for such costs at the time the product revenue is recognized. The Company utilizes historical claims trends and analytical tools to develop the estimate of its warranty obligation on a per boat basis, by brand and warranty year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. Beginning in model year 2016, the Company increased the term of its limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, the Company increased the term of its bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of the Company’s Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, the Company has little historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from the Company's estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.
Changes in the Company’s product warranty liability, which are included in accrued expenses in the accompanying consolidated balance sheets, were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Beginning balance	$35,035	$27,500	$23,820
Add: Warranty Expense	21,280	21,973	14,339
Additions for Maverick Boat Group acquisition	—	883	—
Less: Warranty claims paid	(17,642)	(15,321)	(10,659)
Ending balance	$38,673	$35,035	$27,500
10. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2022	2021
Term loan	$23,125	$99,375
Revolving credit loan	97,000	45,000
Less unamortized debt issuance costs	(508)	(1,100)
Total debt	119,617	143,275
Less current maturities	1,563	4,250
Long term debt less current maturities	$118,054	$139,025
Long-Term Debt
As of June 30, 2022, the Company had a revolving credit facility with borrowing capacity of up to $170,000 and term loans with an aggregate principal amount outstanding of $23,125. As of June 30, 2022, the Company had $97,000 outstanding under its revolving credit facility and $1,379 in outstanding letters of credit with $71,621 available for borrowing. The revolving credit facility matures on July 1, 2024 and a term loan made on December 30, 2020 in a principal amount of $25,000, of which $23,125 was outstanding as of June 30, 2022, (the “Incremental Term Loan”) matures on July 1, 2024. The Company had additional term loans in a principal amount of $75,000, of which $72,000 was due on July 1, 2022 (the “Existing Term Loans,” and together with the Incremental Term Loans, the “Term Loans”). In June 2022, the Company used proceeds from drawing on the revolving credit facility to repay the Existing Term Loans in full. The Incremental Term Loan remained outstanding as of June 30, 2022.
On December 30, 2020, Boats LLC entered into the Third Amendment (the “Third Amendment”) to its Second Amended and Restated Credit Agreement dated as of June 28, 2017, by and among Boats LLC, the LLC and certain subsidiaries of Boats LLC parties thereto, as guarantors, the lenders parties thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, swingline lender and issuing bank (as amended, the “Credit Agreement”). The Third Amendment added a $25,000 Incremental Term Loan facility with a maturity date of July 1, 2024 and increased the borrowing capacity of the revolving credit facility by $50,000 from $120,000 to $170,000. The Incremental Term Loan is subject to quarterly amortization at a rate of 5.0% per annum through December 31, 2022 and at a rate of 7.5% per annum through June 30, 2024 and accrues interest at the same interest rate applicable to other loans under the Credit Agreement as described below.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month London Inter-bank Offered Rate ("LIBOR") plus 1% (the “base rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 1.25% to 2.25% with respect to LIBOR borrowings and 0.25% to 1.25% with respect to base rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries calculated on a consolidated basis. As of June 30, 2022, the interest rate on the Company’s term loans and revolving credit facility was 3.04%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.20% to 0.40% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement permits prepayment of the term loan without any penalties. The Existing Term Loans required an amortization payment of approximately $3,000 on March 31, 2022 and the remaining balance of the Existing Term Loans is due on the scheduled maturity date of July 1, 2022, each reflected as current maturities of long-term obligations. The Incremental Term Loan of $25,000 is subject to quarterly amortization at a rate of 5.0% per year through December 31, 2022 and 7.5% per year through June 30, 2024, resulting in $1,563 being reflected as current maturities of long-term obligations with the balance of the Incremental Term Loan due on the scheduled maturity date of July 1, 2024. The Credit Agreement also requires prepayments from the net cash proceeds received by Boats LLC or any guarantors from certain asset sales and recovery events, subject to certain reinvestment rights, and from excess cash flow, subject to the terms and conditions of the Credit Agreement.
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

On July 8, 2022, the Company entered into a Third Amended and Restated Credit Agreement that amended and restated the Credit Agreement. Refer to Note 21 related to Subsequent Events.
Covenant Compliance
As of June 30, 2022 and 2021, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842 is as follows:

		As of June 30,
Classification		2022	2021
Assets
Right-of-use assets	Other assets	$10,659	$12,606

Liabilities
Current operating lease liabilities	Accrued expenses	$2,121	$2,027
Long-term operating lease liabilities	Other liabilities	10,062	12,198
Total lease liabilities		$12,183	$14,225

		Fiscal Year Ended June 30,
Classification		2022	2021	2020
Operating lease costs (1)	Cost of sales	$2,611	$2,170	$1,966
	Selling and marketing, and general and administrative	857	854	863

Sublease income	Other expense (income), net	(38)	(38)	(38)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	2,517	2,617	2,606
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the fiscal year ended June 30, 2022 and 2021 was 5.53 years and 6.44 years, respectively. As of June 30, 2022 and 2021, the weighted average discount rate determined based on the Company's incremental borrowing rate is 3.63%, respectively.
Future annual minimum lease payments for the following fiscal years as of June 30, 2022 are as follows:

Amount
2023	$2,522
2024	2,579
2025	2,308
2026	2,255
2027	2,255
2028 and thereafter	1,505
Total	13,424
Less imputed interest	(1,241)
Present value of lease liabilities	$12,183
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2022	2021
Beginning balance	$48,214	$49,665
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	2,142
Adjustment for change in estimated tax rate	1,025	(88)
Payment under tax receivable agreement	(3,698)	(3,505)
	45,541	48,214
Less current portion under tax receivable agreement	(3,958)	(3,773)
Ending balance	$41,583	$44,441
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
When estimating the expected tax rate to use in order to determine the tax benefit expected to be recognized from the Company’s increased tax basis as a result of exchanges of LLC Units by the pre-IPO owners of the LLC, the Company continuously monitors changes in its overall tax posture, including changes resulting from new legislation and changes as a result of new jurisdictions in which the Company is subject to tax. As an example, the Company increased the state tax rate used in computing its future tax obligations as a result of its acquisition of assets for its wire harnessing facility in Alabama, which added Alabama as a new jurisdiction.
As of June 30, 2022 and 2021, the Company recorded deferred tax assets of $115,952 and $114,242, respectively, associated with basis differences in assets upon acquiring an interest in Malibu Boats Holdings, LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 13. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2023.
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
The components of provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Current tax expense:
Federal	$33,689	$21,737	$8,062
State	6,632	4,014	1,979
Foreign	1,532	1,284	378
Total current	41,853	27,035	10,419
Deferred tax expense:
Federal	4,661	6,147	7,849
State	94	899	917
Foreign	(73)	(102)	(109)
Total deferred	4,682	6,944	8,657
Income tax expense	$46,535	$33,979	$19,076
The income tax expense differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Federal tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.8	2.9	2.9
Permanent differences attributable to partnership investment	(1.0)	(0.3)	(0.2)
Non-controlling interest	(0.6)	(0.7)	(0.9)
Total income tax expense on continuing operations	22.2%	22.9%	22.8%
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
The components of the Company's net deferred income tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	As of June 30,
	2022	2021
Deferred tax assets:
Partnership basis differences	$49,740	$56,323
Accrued liabilities and reserves	955	876
State tax credits and NOLs	7,178	6,004
Foreign tax credits	580	580
Other	336	345
Less valuation allowance	(15,633)	(15,279)
Total deferred tax assets	43,156	48,849
Deferred tax liabilities:
Fixed assets and intangibles	27,754	28,644
Other	53	52
Total deferred tax liabilities	27,807	28,696
Total net deferred tax assets	$15,349	$20,153
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2022 and 2021, the Company concluded that $15,633 and $15,279, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance against the deferred tax asset generated by the state impact of the 743(b) amortization and on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2037. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2019 through 2021, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for fiscal years 2018 through 2021.

A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2022, 2021, 2020 is as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Balance as of July 1	$1,452	$1,445	$1,401
Additions based on tax positions taken during the current period	314	304	314
Reductions for settlements with taxing authorities	—	(250)	(93)
Reductions due to statute settlements	(286)	(50)	(64)
(Reductions) additions for tax positions of prior years	(8)	3	(113)
Balance as of June 30	$1,472	$1,452	$1,445
In fiscal year 2022, the Company reduced its uncertain tax positions $286 as a result of statute settlements, and recorded $314 in connection with its current year state filing positions. As of June 30, 2022, it is reasonably possible that $156 of the total unrecognized tax benefits recorded will reverse within the next twelve months. Of the total unrecognized tax benefits recorded on the consolidated balance sheet, $1,226 would impact the effective tax rate once settled.
As discussed in Note 1 to the Consolidated Financial Statements, the Company's policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. At June 30, 2022, the Company had $244 of accrued interest related to unrecognized tax benefits.
The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2022 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
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
During fiscal year 2021, nine non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, five shares of Class B Common Stock was automatically transferred to the Company and retired. As of June 30, 2021, the Company had a total of 10 shares of its Class B Common Stock issued and outstanding.
During fiscal year 2022, no non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. As there were no exchanges, no shares of Class B Common Stock were automatically transferred to the Company and retired. As of June 30, 2022, the Company had a total of 10 shares of its Class B Common Stock issued and outstanding.
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

On November 3, 2021, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to $70,000 of Class A Common Stock and the LLC Units for the period from November 8, 2021 to November 8, 2022 (the “Fiscal 2022 Repurchase Program”). During the fiscal year ended June 30, 2022, the Company repurchased 554,995 shares of Class A Common Stock for $34.6 million in cash including related fees and expenses. As of June 30, 2022, an additional $35.4 million was available to repurchase shares of Class A Common Stock and LLC Units under the Fiscal 2022 Repurchase Program. The Fiscal 2022 Repurchase Program expires on November 8, 2022.
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
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company's affairs, holders of the Company's Class A Common Stock would be entitled to share ratably in the Company's assets that are legally available for distribution to stockholders after payment of its debts and other liabilities. If the Company has any preferred stock outstanding at such time, holders of the preferred stock may be entitled to distribution and/or liquidation preferences. In either such case, the Company must pay the applicable distribution to the holders of its preferred stock before it may pay distributions to the holders of its Class A Common Stock. Holders of the Company Class B Common Stock do not have any right to receive a distribution upon a voluntary or involuntary liquidation, dissolution or winding up of the Company's affairs.
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
LLC Units
In connection with the recapitalization the Company completed in connection with the Company's IPO, the LLC Agreement was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the LLC unit holders to a single new class of units called “LLC Units.” As a result of the Company's IPO and the recapitalization the Company completed in connection with the Company's IPO, the Company holds LLC Units in the LLC and is the sole managing member of the LLC. Holders of LLC Units do not have voting rights under the LLC Agreement.
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2022, the Company held 20,501,081 LLC Units, representing a 97.2% economic interest in the LLC, while non-controlling LLC Unit holders held 600,919 LLC Units, representing a 2.8% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
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
15. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan including unrestricted shares of Class A Common Stock, stock options, SARs, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2022, there were 479,227 shares available for future issuance under the Incentive Plan.
On November 22, 2019, under the Incentive Plan, the Company granted approximately 43,000 restricted service-based stock units and 28,000 restricted service based stock awards to key employees under the Incentive Plan. The grant date fair value of these awards was $2,714 based on a stock price of $38.05 per share on the date of grant. Under the terms of the agreements, approximately 60% of the awards will vest ratably over three years and approximately 40% of the awards will vest ratably over four years. Stock-based compensation expense attributable to the service based units and awards is amortized on a straight-line basis over the requisite service period.
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

On May 6, 2022, under the Incentive Plan, the Company granted approximately 27,000 restricted service-based stock units to key employees under the Incentive Plan. The grant date fair value of these awards was $1,376 based on a stock price of $51.89 per share on the date of grant. The grant vests ratably over three years on a bi-annual basis. Stock-based compensation expense attributable to the service-based units and awards is amortized on a straight-line basis over the requisite service period.
The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30,
	2022		2021		2020
	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	161,723	$32.64	173,348	$32.61	185,473	$32.51
Options granted	—	—	—	—	—	—
Options exercised	(112,500)	29.22	(11,625)	32.24	(12,125)	31.08
Outstanding options at end of year	49,223	$40.46	161,723	$32.64	173,348	$32.61
Exercisable at end of year	31,730	$40.26	111,737	$30.32	74,869	$29.67
The Company expects all outstanding options to vest. The weighted average remaining contractual life of options outstanding and options outstanding and exercisable as of June 30, 2022 was 2.29 years and 2.31 years, respectively. The total intrinsic value of options exercised during the years ended June 30, 2022, 2021 and 2020 was $3,751, $322 and $200, respectively. The total intrinsic value of options outstanding and options outstanding and exercisable at June 30, 2022 was $603 and $395, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The Company's non-employee directors receive an annual retainer for their services as directors consisting of both a cash retainer and equity awards in the form of Class A Common Stock or restricted stock units. Directors may elect that their cash annual retainer be converted into either fully vested shares of Class A Common Stock or restricted stock units paid on a deferral basis. Equity awards issued to directors are fully vested at the date of grant. Directors receiving restricted stock units as compensation for services have no rights as a stockholder of the Company, no dividend rights (except with respect to dividend equivalent rights), and no voting rights until Class A Common Stock is actually issued to them upon separation from service or change in control as defined in the Incentive Plan. If dividends are paid by the Company to its stockholders, directors would be entitled to receive an equal number of restricted stock units based on their proportional interest. For the fiscal year ended June 30, 2020, the Company issued 2,870 shares of Class A Common Stock and 22,206 restricted stock units with a weighted-average grant date fair value of $32.93 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2021, the Company issued 1,376 shares of Class A Common Stock and 13,624 restricted stock units with a weighted-average grant date fair value of $55.61 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2022, the Company issued 1,481 shares of Class A Common Stock and 14,258 restricted stock units with a weighted-average grant date fair value of $72.42 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2022		2021		2020
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	314,916	$44.46	277,696	$35.43	226,240	$29.64
Granted	164,290	70.74	141,642	54.96	168,048	37.49
Vested	(100,441)	44.82	(93,492)	32.88	(112,084)	26.89
Forfeited	(9,116)	56.41	(10,930)	50.24	(4,508)	34.27
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	369,649	$55.75	314,916	$44.46	277,696	$35.43
As of June 30, 2022, the total unrecognized compensation cost related to nonvested, share-based compensation was $10,820, which the Company expects to recognize over a weighted-average period of 2.2 years.
Stock compensation expense attributable to all of the Company's equity awards was $6,342, $5,581 and $3,042 for fiscal years 2022, 2021 and 2020, respectively, is included in general and administrative expense in the Company's consolidated statements of operations and comprehensive income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal years 2022, 2021 and 2020, the Company withheld 27,420, 21,081 and 25,469 shares at an aggregate cost of $2,058, $1,208 and $831, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2022	2021	2020
Basic:
Net income attributable to Malibu Boats, Inc.	$157,632	$109,841	$61,562
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,511,571	20,528,723	20,455,895
Weighted-average participating restricted stock units convertible into Class A Common Stock	237,666	223,929	206,855
Basic weighted-average shares outstanding	20,749,237	20,752,652	20,662,750
Basic net income per share	$7.60	$5.29	$2.98

Diluted:
Net income attributable to Malibu Boats, Inc.	$157,632	$109,841	$61,562
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,749,237	20,752,652	20,662,750
Restricted stock units granted to employees	116,874	123,179	131,314
Weighted-average stock options convertible into Class A Common Stock	47,525	76,844	15,721
Weighted-average market performance awards convertible into Class A Common Stock	72,620	58,412	42,576
Diluted weighted-average shares outstanding [1]	20,986,256	21,011,087	20,852,361
Diluted net income per share	$7.51	$5.23	$2.95
1 The Company excluded 686,178, 685,271, and 826,250 potentially dilutive shares from the calculation of diluted net income per share for the fiscal year ended June 30, 2022, 2021, and 2020, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $183,953 and $79,599 as of June 30, 2022 and 2021, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive income. For fiscal year 2022, the Company did not repurchase any units under its repurchase agreements. For fiscal year 2021, the Company did not repurchase any units under its repurchase agreements. For fiscal year 2020, the Company repurchased two units from a lender of one of its former dealers and those units were subsequently resold in fiscal year 2020 above their cost and at minimal margin loss. Accordingly, the Company did not carry a reserve for repurchases as of June 30, 2022 and 2021, respectively.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's consolidated balance sheets. As of June 30, 2022 and 2021, the Company had financing receivables of $0 and $95, respectively, recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of June 30, 2022 that will have a material adverse impact on the Company's results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2022 or June 30, 2021 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
Batchelder Matters
The Company and its indirect subsidiary Boats LLC are defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the "Batchelder I Matter"), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Batchelder I Plaintiffs”). The Batchelder I Plaintiffs also sued the manufacturer of the boat at issue in the case, Malibu Boats West, Inc. (“West”). West is not, and has never been, a subsidiary of the Company but was a separate legal entity whose assets were purchased by Boats LLC in 2006. The case involves a personal injury accident in 2014 involving a 2000 model year boat that was manufactured by West. On August 28, 2021, the jury rejected the Batchelder I Plaintiffs’ design defect claims and found that the driver of the boat was

75% at fault for the accident. Notwithstanding those findings, the jury found that Boats LLC and West negligently failed to warn of a hazard posed by the relevant boat and that such failure was a proximate cause of the death of the decedent. The jury also found that Boats LLC is a legal successor of, and responsible for the liabilities of, West. The jury awarded compensatory damages of $80 million and apportioned 15% of such damages to Boats LLC and 10% of such damages to West. In addition, the jury awarded $80 million of punitive damages against Boats LLC and $40 million of punitive damages against West. Based on the jury’s finding of successor liability, the trial court entered judgment for the full amount of the verdict against Boats LLC, with a potential maximum liability to Boats LLC of $140 million, plus post-judgment interest at a rate of 6.25% per annum.
The Batchelder I Plaintiffs also filed motions, after the judgment, seeking orders requiring Boats LLC to pay pre-judgment interest and a portion of their attorney fees. They claimed they are owed attorney fees of approximately $56 million. The Company opposed both motions, arguing that the Batchelder I Plaintiffs have no right either to pre-judgment interest or to reimbursement of their attorneys’ fees, and in the alternative that the amount of attorneys’ fees sought was unreasonable. The trial court denied the Batchelder I Plaintiffs’ motion for prejudgment interest and held that ruling on the Batchelder I Plaintiffs’ motion for attorneys’ fees would be premature, indicating that it would decide whether the Batchelder I Plaintiffs have the right to attorneys’ fees, and if so what amount is reasonable, if still necessary upon the resolution of the Company’s post-trial motions and any related appeals.
On July 17, 2022, the trial court denied Boats LLC’s post-trial motions. Boats LLC has since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is expected to be stayed. Based on the current status of the process, the Company believes a loss is reasonably possible and that the potential range of loss could be from $0 to $140 million, plus post-judgment interest at 6.25% per annum. The Company may also be required to pay an award of reasonable attorney’s fees to the Batchelder I Plaintiffs, which the Batchelder I Plaintiffs claim should be approximately $56 million. As noted above, the trial court has postponed any ruling on the Batchelder I Plaintiffs' contested motion for attorney's fees pending the resolution of the Company's post-trial motions and any related appeals. While the Company and Boats LLC maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26 million. Further, while Boats LLC has other claims that it may decide to pursue with respect to this matter, the Company cannot provide any assurance that it will pursue those claims or be successful if it does. The Company did not carry a reserve for loss as of June 30, 2022.
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
18. Related Party Transactions
As of June 30, 2022, there were two non-employee members of the Company's board of directors that are also original shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2022, 2021 and 2020, $385, $315 and $310, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, $74 and $51 was a prepayment for services through the 2022 and 2021 annual meetings for both of the years ended June 30, 2022 and 2021, respectively.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales, or (b) attributed assets equal to 10% of total assets. Net sales are attributed to countries based on the location of the dealer.
The following table presents financial information for the Company’s reportable segments for fiscal years ended June 30, 2022, 2021, and 2020.

Fiscal Year Ended June 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$607,543	$341,930	$265,404	$1,214,877
Depreciation and amortization	8,398	10,880	7,044	26,322
Net income before provision for income taxes	137,133	34,049	38,783	209,965
Capital expenditures	22,072	26,806	6,186	55,064
Long-lived assets	68,739	307,057	124,030	499,826
Total assets	$264,551	$384,684	$202,091	$851,326

Fiscal Year Ended June 30, 2021
	Malibu	Saltwater Fishing [1]	Cobalt	Total
Net sales	$483,525	$242,914	$200,076	$926,515
Depreciation and amortization	9,397	7,682	5,812	22,891
Net income before provision for income taxes	88,511	35,079	24,671	148,261
Capital expenditures	11,269	9,962	9,446	30,677
Long-lived assets	52,533	291,960	124,816	469,309
Total assets	$211,510	$360,481	$170,793	$742,784

Fiscal Year Ended June 30, 2020
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$354,769	$123,626	$174,768	$653,163
Depreciation and amortization	8,809	4,313	5,258	18,380
Net income before provision for income taxes	55,567	10,890	17,275	83,732
Capital expenditures	10,260	22,181	8,850	41,291
Long-lived assets	49,771	114,196	121,508	285,475
Total assets	$194,502	$129,024	$153,820	$477,346
1 Represents the results of Maverick Boat Group since the acquisition on December 31, 2020.

20. Quarterly Financial Reporting (Unaudited)

	Quarter Ended				Fiscal Year Ended June 30, 2022
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Net sales	$353,206	$344,287	$263,887	$253,497	$1,214,877
Gross profit	89,627	97,121	63,551	59,752	310,051
Operating income	65,411	71,537	40,187	36,688	213,823
Net income	49,685	54,833	30,979	27,933	163,430
Net income attributable to non-controlling interest	1,766	1,955	1,088	989	5,798
Net income attributable to Malibu Boats, Inc.	$47,919	$52,878	$29,891	$26,944	$157,632
Basic net income per share	$2.34	$2.54	$1.43	$1.29	$7.60
Diluted net income per share	$2.31	$2.51	$1.41	$1.28	$7.51

	Quarter Ended				Fiscal Year Ended June 30, 2021
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net sales	$276,722	$273,162	$195,647	$180,984	$926,515
Gross profit	69,227	72,028	49,489	45,741	236,485
Operating income	45,031	46,865	28,928	28,951	149,775
Net income	34,962	35,135	22,147	22,038	114,282
Net income income attributable to non-controlling interest	1,235	1,339	922	945	4,441
Net income attributable to Malibu Boats, Inc.	$33,727	$33,796	$21,225	$21,093	$109,841
Basic net income per share	$1.62	$1.62	$1.03	$1.02	$5.29
Diluted net income per share	$1.60	$1.61	$1.01	$1.01	$5.23

21. Subsequent Event
Third Amended and Restated Credit Agreement
On July 8, 2022, Malibu Boats, LLC as the borrower (the “Borrower”), a wholly owned indirect subsidiary of the Malibu Boats, Inc., a Delaware corporation (the “Company”), entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that amended and restated its second amended and restated credit agreement dated as of June 28, 2017 (the “Prior Credit Agreement”), by and among the Borrower, Malibu Boats Holdings, LLC, parent of the Borrower and a wholly owned subsidiary of the Company (the “LLC”), and certain subsidiaries of the Borrower parties thereto, as guarantors (together with the Borrower and the LLC, collectively, the “Loan Parties”), the lenders parties thereto, and Truist Bank, as administrative agent (the “Administrative Agent”), swingline lender and issuing bank. The Amended Credit Agreement provides the Borrower a revolving credit facility in an aggregate principal amount of up to $350.0 million (of which $121.7 million was drawn on July 8, 2022 to refinance the loans under the Prior Credit Agreement as well as to pay certain fees and expenses related to entering into the Amended Credit Agreement) with a maturity date of July 8, 2027. The Borrower has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Amended Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Borrowings under the Amended Credit Agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month Term SOFR plus 1% (the “Base Rate”) or (ii) SOFR, in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries. The Borrower will also be required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Company was not a party to the Prior Credit Agreement and is not a party to the Amended Credit Agreement. As with the Prior Credit Agreement, the obligations of the Borrower under the Amended Credit Agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors pursuant to the Third Amended and Restated Security Agreement, by and among the Borrower, the LLC, the subsidiary guarantors, and Truist Bank, as administrative agent, dated as of July 8, 2022, and other collateral documents.
The Amended Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default or pending or threatened litigation. The Amended Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Amended Credit Agreement contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes and governmental regulation.
The Amended Credit Agreement also contains customary events of default. Events of default under the Amended Credit Agreement include (subject to grace periods in certain instances): (i) the failure by any Loan Party to timely make payments due under the Amended Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Amended Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of Loan Parties; (v) insolvency or bankruptcy-related events with respect to the Loan Parties; (vi) certain undischarged, non-appealable judgments against Loan Parties; (vii) certain ERISA- related events reasonably expected to result in liability above a specified threshold to Loan Parties taken as a whole; (viii) any loan documents or a material part of the liens under the loan documents ceasing to be, or being asserted by any Loan Party not to be, in full force and effect; (ix) any obligations under the loan documents ceasing to constitute senior indebtedness; and (x) the occurrence of a change of control. If an event of default has occurred and continues beyond any applicable cure period, the Administrative Agent may (i) accelerate all outstanding obligations under the Amended Credit Agreement or (ii) terminate the commitments, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the Amended Credit Agreement while an event of default is continuing.

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Report of Management on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Management's report is included in the Company's 2022 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2022 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2022, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Knoxville, TN, Auditor Firm ID: 185.
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
Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended June 30, 2022, 2021, and 2020.
•Consolidated Balance Sheets as of June 30, 2022 and 2021.
•Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2022, 2021, and 2020.
•Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022, 2021, and 2020.
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

Exhibit No.	Description
2.1	Stock Purchase Agreement dated December 31, 2020 among Malibu Boats, LLC, MBG Holdco, Inc., Maverick Boat Group, Inc., and the other parties named therein. [10]
3.1	Certificate of Incorporation of Malibu Boats, Inc. [2]
3.2	Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [2]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Description of Class A Common Stock [11]
4.2	Form of Class A Common Stock Certificate [2]
4.3	Form of Class B Common Stock Certificate [2]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.1
Third Amended and Restated Credit Agreement, dated July 8, 2022, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and Truist Bank, as administrative agent, as issuing bank and as swingline lender [1]

10.2
Third Amended and Restated Security Agreement, dated July 8, 2022, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and Truist Bank, as administrative agent [1]

10.3+	Engine Supply Agreement dated November 14, 2016 between Malibu Boats, LLC and General Motors LLC [7]
10.4*	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014 [3]
10.5*	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014 [3]
10.6*	Employment Agreement by and between Malibu Boats, Inc. and Wayne Wilson, dated February 5, 2014 [3]
10.7*	Long-Term Incentive Plan [2]
10.8*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan [5]
10.9*	Form of Stock Option Agreement for Long-Term Incentive Plan [8]
10.10*	Form of Restricted Stock Agreement for Long-Term Incentive Plan [8]
10.11*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive) [8]
10.12*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive) [8]
10.13*	Form of Indemnification Agreement [6]
10.14*	Director Compensation Policy
10.15*	Form of Time and Performance Based Restricted Stock Award Agreement (executive) [9]
21.1	Subsidiaries of Malibu Boats, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 were formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
+    Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on July 12, 2022.
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
(6)    Filed as an exhibit to the Company’s registration statement on Form S-1 (File No. 333-192862) filed on December 13, 2013.
(7)    Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 1, 2017.
(8)    Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 001-36290) filed on September 8, 2017.
(9)    Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 6, 2020.
(10)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on January 5, 2021.
(11)    Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 001-36290) filed on August 26, 2021.

Item 16.     Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

August 25, 2022	/s/ Jack D. Springer
Jack D. Springer
Chief Executive Officer (Principal Executive Officer)

August 25, 2022	/s/ Wayne R. Wilson
Wayne R. Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack D. Springer		August 25, 2022
Jack D. Springer	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Wayne R. Wilson		August 25, 2022
Wayne R. Wilson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael K. Hooks		August 25, 2022
Michael K. Hooks	Chairman of the Board and Director
/s/ James R. Buch		August 25, 2022
James R. Buch	Director
/s/ Ivar S. Chhina		August 25, 2022
Ivar S. Chhina	Director
/s/ Michael J. Connolly		August 25, 2022
Michael J. Connolly	Director
/s/ Mark W. Lanigan		August 25, 2022
Mark W. Lanigan	Director
/s/ Joan M. Lewis		August 25, 2022
Joan M. Lewis	Director
/s/ Peter E. Murphy		August 25, 2022
Peter E. Murphy	Director
/s/ John E. Stokely		August 25, 2022
John E. Stokely	Director