Form 10-Q
period 2022-09-30
MALIBU BOATS, INC.
filed 2022-11-04
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of November 2, 2022:	20,345,317	shares
Class B Common Stock, par value $0.01, outstanding as of November 2, 2022:	10	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding the effects of the COVID-19 pandemic on us; demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: general industry, economic and business conditions; our large fixed cost base; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our reliance on certain suppliers for our engines and outboard motors; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; our success at developing and implementing a new enterprise resource planning system; risks inherent in operating in foreign jurisdictions; the effects of the COVID-19 pandemic on us; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; our dependence on key personnel; our ability to enhance existing products and market new or enhanced products; the continued strength of our brands; the seasonality of our business; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; competition with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and increases in interest rates; an increase in energy and fuel costs; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to claims for product liability and warranty claims; changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our holding company structure; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our obligation to make certain payments under a tax receivables agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on August 25, 2022, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2022	2021
Net sales	$302,211	$253,497
Cost of sales	227,606	193,745
Gross profit	74,605	59,752
Operating expenses:
Selling and marketing	5,186	5,117
General and administrative	19,220	16,091
Amortization	1,716	1,856
Operating income	48,483	36,688
Other expense, net:
Other expense (income), net	70	(13)
Interest expense	1,285	684
Other expense, net	1,355	671
Income before provision for income taxes	47,128	36,017
Provision for income taxes	11,023	8,084
Net income	36,105	27,933
Net income attributable to non-controlling interest	1,222	989
Net income attributable to Malibu Boats, Inc.	$34,883	$26,944

Comprehensive income:
Net income	$36,105	$27,933
Other comprehensive loss:
Change in cumulative translation adjustment	(1,436)	(835)
Other comprehensive loss	(1,436)	(835)
Comprehensive income	34,669	27,098
Less: comprehensive income attributable to non-controlling interest	1,173	959
Comprehensive income attributable to Malibu Boats, Inc.	$33,496	$26,139

Weighted-average shares outstanding used in computing net income per share:
Basic	20,459,849	20,849,981
Diluted	20,632,727	21,132,902
Net income available to Class A Common Stock per share:
Basic	$1.70	$1.29
Diluted	$1.69	$1.28
`

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2022	June 30, 2022
Assets
Current assets
Cash	$43,051	$83,744
Trade receivables, net	46,416	51,598
Inventories, net	182,366	157,002
Prepaid expenses and other current assets	9,604	6,155
Total current assets	281,437	298,499
Property, plant and equipment, net	178,236	170,718
Goodwill	100,413	100,804
Other intangible assets, net	226,522	228,304
Deferred tax assets	41,543	42,314
Other assets	10,166	10,687
Total assets	$838,317	$851,326
Liabilities
Current liabilities
Current maturities of long-term obligations	$—	$1,563
Accounts payable	52,043	44,368
Accrued expenses	81,618	87,742
Income taxes and tax distribution payable	9,918	1,670
Payable pursuant to tax receivable agreement, current portion	3,958	3,958
Total current liabilities	147,537	139,301
Deferred tax liabilities	27,345	26,965
Other liabilities	11,317	11,855
Payable pursuant to tax receivable agreement, less current portion	41,583	41,583
Long-term debt	70,095	118,054
Total liabilities	297,877	337,758
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,345,317 shares issued and outstanding as of September 30, 2022; 20,501,081 issued and outstanding as of June 30, 2022	202	203
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 10 shares issued and outstanding as of September 30, 2022; 10 shares issued and outstanding as of June 30, 2022	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and June 30, 2022	—	—
Additional paid in capital	78,237	85,294
Accumulated other comprehensive loss	(4,943)	(3,507)
Accumulated earnings	456,067	421,184
Total stockholders' equity attributable to Malibu Boats, Inc.	529,563	503,174
Non-controlling interest	10,877	10,394
Total stockholders’ equity	540,440	513,568
Total liabilities and stockholders' equity	$838,317	$851,326
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568
Net income	—	—	—	—	—	—	34,883	1,222	36,105
Stock based compensation, net of withholding taxes on vested equity awards	(12)	—	—	—	743	—	—	—	743
Issuances of equity for services	—	—	—	—	67	—	—	—	67
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(696)	(696)
Foreign currency translation adjustment	—	—	—	—	—	(1,436)	—	(43)	(1,479)
Balance at September 30, 2022	20,345	$202	10	$—	$78,237	$(4,943)	$456,067	$10,877	$540,440

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$(1,639)	$263,552	$7,726	$381,154
Net income	—	—	—	—	—	—	26,944	989	27,933
Stock based compensation, net of withholding taxes on vested equity awards	(7)	—	—	—	728	—	—	—	728
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(558)	(558)
Foreign currency translation adjustment	—	—	—	—	—	(835)	—	(24)	(859)
Balance at September 30, 2021	20,840	$207	10	$—	$112,094	$(2,474)	$290,496	$8,133	$408,456

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2022	2021
Operating activities:
Net income	$36,105	$27,933
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,635	1,258
Non-cash compensation to directors	290	218
Depreciation	5,296	4,918
Amortization	1,716	1,856
Deferred income taxes	1,137	660
Other items, net	617	502
Change in operating assets and liabilities:
Trade receivables	5,153	8,608
Inventories	(25,714)	(22,209)
Prepaid expenses and other assets	(3,784)	(4,677)
Accounts payable	7,154	5,518
Income taxes payable	8,846	5,399
Accrued expenses	(6,195)	(5,778)
Other liabilities	(567)	(520)
Net cash provided by operating activities	31,689	23,686
Investing activities:
Purchases of property, plant and equipment	(12,362)	(13,892)
Net cash used in investing activities	(12,362)	(13,892)
Financing activities:
Proceeds from revolving credit facility	121,700	—
Principal payments on long-term borrowings	(23,125)	(313)
Payments on revolving credit facility	(147,000)	(20,000)
Payment of deferred financing costs	(1,362)	—
Cash paid for withholding taxes on vested restricted stock	(871)	(516)
Distributions to LLC Unit holders	(1,045)	(687)
Repurchase and retirement of common stock	(7,868)	—
Net cash used in financing activities	(59,571)	(21,516)
Effect of exchange rate changes on cash	(449)	(257)
Changes in cash	(40,693)	(11,979)
Cash—Beginning of period	83,744	41,479
Cash—End of period	$43,051	$29,500

Supplemental cash flow information:
Cash paid for interest	$1,056	$535
Cash paid for income taxes	760	2,024

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu and subsidiaries for the year ended June 30, 2022, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$140,163	$91,893	$63,630	$295,686
Part and other sales	5,005	340	1,180	6,525
Total revenue	$145,168	$92,233	$64,810	$302,211

Revenue by geography:
North America	$130,650	$88,941	$62,281	$281,872
International	14,518	3,292	2,529	20,339
Total revenue	$145,168	$92,233	$64,810	$302,211

	Three Months Ended September 30, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$113,611	$76,409	$57,833	$247,853
Part and other sales	4,641	318	685	5,644
Total revenue	$118,252	$76,727	$58,518	$253,497

Revenue by geography:
North America	$103,219	$73,712	$54,639	$231,570
International	15,033	3,015	3,879	21,927
Total revenue	$118,252	$76,727	$58,518	$253,497
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

	As of September 30, 2022		As of June 30, 2022
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	600,919	2.9%	600,919	2.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,345,317	97.1%	20,501,081	97.2%
	20,946,236	100.0%	21,102,000	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2022, the Company caused the LLC to issue a total of 1,546 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"). During the three months ended September 30, 2022, 13,551 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and the retirement of 13,551 treasury shares in accordance with the LLC Agreement. Also during the three months ended September 30, 2022, 143,759 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 143,759 treasury shares under the Company's stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2022 and June 30, 2022, tax distributions payable to non-controlling LLC Unit holders were $696 and $1,045, respectively. During the three months ended September 30, 2022 and 2021, tax distributions paid to the non-controlling LLC Unit holders were $1,045 and $687, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Inventories
Inventories, net consisted of the following:

	As of September 30, 2022	As of June 30, 2022
Raw materials	$148,997	$129,233
Work in progress	25,119	20,929
Finished goods	8,250	6,840
Total inventories	$182,366	$157,002

5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30, 2022	As of June 30, 2022
Land	$4,905	$4,905
Building and leasehold improvements	84,283	81,030
Machinery and equipment	84,205	82,469
Furniture and fixtures	10,997	10,805
Construction in process	60,411	52,852
	244,801	232,061
Less: Accumulated depreciation	(66,565)	(61,343)
Property, plant and equipment, net	$178,236	$170,718
Depreciation expense was $5,296 and $4,918 for the three months ended September 30, 2022 and 2021, respectively, substantially all of which was recorded in cost of sales.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended September 30, 2022 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2022	$12,299	$68,714	$19,791	$100,804
Effect of foreign currency changes on goodwill	(391)	—	—	(391)
Goodwill as of September 30, 2022	$11,908	$68,714	$19,791	$100,413
The components of other intangible assets were as follows:

	As of September 30, 2022	As of June 30, 2022	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,668	$131,806	15-20	16.4
Patent	2,600	2,600	15	9.8
Trade name	100	100	15	7.7
Non-compete agreement	45	48	10	2.1
Total	134,413	134,554
Less: Accumulated amortization	(26,091)	(24,450)
Total definite-lived intangible assets, net	108,322	110,104
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$226,522	$228,304
Amortization expense recognized on all amortizable intangibles was $1,716 and $1,856 for the three months ended September 30, 2022 and 2021, respectively.

The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2023	$5,088
2024	6,802
2025	6,799
2026	6,798
2027	6,798
2028 and thereafter	76,037
$108,322

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2022	As of June 30, 2022
Warranties	$39,399	$38,673
Dealer incentives	11,008	16,357
Accrued compensation	18,260	21,076
Current operating lease liabilities	2,148	2,121
Accrued legal and professional fees	2,410	1,939
Customer deposits	5,056	4,851
Other accrued expenses	3,337	2,725
Total accrued expenses	$81,618	$87,742

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
The Company’s standard warranties require it or its dealers to repair or replace defective products during the warranty period at no cost to the consumer. The Company estimates warranty costs it expects to incur and records a liability for such costs at the time the product revenue is recognized. The Company utilizes historical claims trends and analytical tools to develop the estimate of its warranty obligation on a per boat basis, by brand and warranty year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Beginning in model year 2016, the Company increased the term of its limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, the Company increased the term of its bow-to-stern warranty for Cobalt brand boats from three years to five years. As a result of these changes, all of the Company’s Malibu, Axis and Cobalt brand boats with historical claims experience that are no longer covered under warranty had warranty terms shorter than the current warranty term of five years. Accordingly, the Company has limited historical claims experience for warranty years four and five, and as such, these estimates give rise to a higher level of estimation uncertainty. Future warranty claims may differ from the Company’s estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods.
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2022	2021
Beginning balance	$38,673	$35,035
Add: Warranty expense	6,405	4,742
Less: Warranty claims paid	(5,679)	(4,080)
Ending balance	$39,399	$35,697

9. Financing
Outstanding debt consisted of the following:

	As of September 30, 2022	As of June 30, 2022
Term loans	$—	$23,125
Revolving credit loan	71,700	97,000
Less unamortized debt issuance costs	(1,605)	(508)
Total debt	70,095	119,617
Less current maturities	—	1,563
Long-term debt less current maturities	$70,095	$118,054
Long-Term Debt
As of September 30, 2022, the Company had a revolving credit facility with borrowing capacity of up to $350,000. As of September 30, 2022, the Company had $71,700 outstanding under its revolving credit facility and $1,529 in outstanding letters of credit, with $276,771 available for borrowing. The revolving credit facility matures on July 8, 2027.
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that amended and restated its second amended and restated credit agreement dated as of June 28, 2017 (the “Prior Credit Agreement”). The Credit Agreement increased the borrowing capacity of the revolving credit facility from $170,000 to $350,000. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of September 30, 2022, the interest rate on the Company’s term loans and revolving credit facility was 4.23%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, dividends and distributions, disposition of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes and governmental regulation. For example, the Credit Agreement generally prohibits the LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $5,000 in any fiscal year, and (iv) repurchases of the Company's outstanding stock and LLC Units. In addition, the LLC may make unlimited dividends and distributions if its consolidated leverage ratio is 2.75 or less and certain other conditions are met, subject to compliance with certain financial covenants.
The Credit Agreement also contains customary events of default. If an event of default has occurred and continues beyond any applicable cure period, the administrative agent may (i) accelerate all outstanding obligations under the Credit Agreement or (ii) terminate the commitments, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the Credit Agreement while an event of default is continuing.
Covenant Compliance
As of September 30, 2022, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of September 30, 2022	As of June 30, 2022
Assets
Right-of-use assets	Other assets	$10,132	$10,659

Liabilities
Current operating lease liabilities	Accrued expenses	$2,148	$2,121
Long-term operating lease liabilities	Other liabilities	9,481	10,062
Total lease liabilities		$11,629	$12,183

Classification		Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating lease costs (1)	Cost of sales	$667	$642
	Selling and marketing, and general and administrative	219	216

Sublease income	Other expense (income), net	10	10

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	623	628
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of September 30, 2022 and 2021 was 5.31 years and 6.22 years, respectively. As of September 30, 2022 and 2021, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.64% and 3.63%, respectively.
Future annual minimum lease payments for the following fiscal years as of September 30, 2022 are as follows:

Amount
Remainder of 2023	$1,883
2024	2,559
2025	2,305
2026	2,255
2027	2,255
2028 and thereafter	1,505
Total	12,762
Less: imputed interest	(1,133)
Present value of lease liabilities	$11,629

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

The following table reflects the changes to the Company's tax receivable agreement liability:

	As of September 30, 2022	As of June 30, 2022
Beginning fiscal year balance	$45,541	$48,214
Additions (reductions) to tax receivable agreement:
Adjustment for change in estimated tax rate	—	1,025
Payments under tax receivable agreement	—	(3,698)
	45,541	45,541
Less: current portion under tax receivable agreement	(3,958)	(3,958)
Ending balance	$41,583	$41,583
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
As of September 30, 2022 and June 30, 2022, the Company recorded deferred tax assets of $115,952 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2023.
12. Income Taxes
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
As of September 30, 2022 and June 30, 2022, the Company maintained a total valuation allowance of $15,713 and $15,663, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the three months ended September 30, 2022 relating to the Inflation Reduction Act.
For the three months ended September 30, 2022 and 2021, the Company's effective tax rate was 23.4% and 22.4%, respectively. For the three months ended September 30, 2022 and 2021, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended September 30, 2022, this increase in tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefit of the foreign derived intangible income deduction. For the three months ended September 30, 2021, this increase in tax rate was partially offset by the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2022, 492,959 shares remain available for future issuance under the long term incentive plan.
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2022:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2022	49,223	$40.46
Options granted	—	—
Options exercised	—	—
Outstanding options as of September 30, 2022	49,223	40.46
Exercisable as of September 30, 2022	44,230	$40.79
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2022:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2022	369,649	$55.75
Granted	1,271	52.71
Vested	(41,243)	41.21
Forfeited	(957)	54.19
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2022	328,720	$57.56
Stock compensation expense attributable to the Company's share-based equity awards was $1,635 and $1,258 for the three months ended September 30, 2022 and 2021, respectively. Stock compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three months ended September 30, 2022 include 1,271 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2022	2021
Basic:
Net income attributable to Malibu Boats, Inc.	$34,883	$26,944
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,215,758	20,620,623
Weighted-average participating restricted stock units convertible into Class A Common Stock	244,091	229,358
Basic weighted-average shares outstanding	20,459,849	20,849,981
Basic net income per share	$1.70	$1.29

Diluted:
Net income attributable to Malibu Boats, Inc.	$34,883	$26,944
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,459,849	20,849,981
Restricted stock units granted to employees	90,924	140,674
Stock options granted to employees	14,767	87,557
Market performance awards granted to employees	67,187	54,690
Diluted weighted-average shares outstanding [1]	20,632,727	21,132,902
Diluted net income per share	$1.69	$1.28
1 The Company excluded 628,436 and 607,042 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2022 and 2021, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock have not been presented.

15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $214,147 and $183,953 as of September 30, 2022 and June 30, 2022, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three months ended September 30, 2022 and 2021, there were no repurchases and as of September 30, 2022, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of September 30, 2022 consistent with June 30, 2022.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of September 30, 2022 and June 30, 2022, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and except as disclosed below, believes there are no product liability claims as of September 30, 2022 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of September 30, 2022 that would have a material adverse impact on the Company's results of operations, financial condition or cash flows.
Legal Proceedings
Batchelder Matters
The Company and its indirect subsidiary Boats LLC are defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the "Batchelder I Matter"), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Batchelder I Plaintiffs”). The Batchelder I Plaintiffs also sued the manufacturer of the boat at issue in the case, Malibu Boats West, Inc. (“West”). West is not, and has never been, a subsidiary of the Company but was a separate legal entity whose assets were purchased by Boats LLC in 2006. The case involves a personal injury accident in 2014 involving a 2000 model year boat that was manufactured by West. On August 28, 2021, the jury rejected the Batchelder I Plaintiffs’ design defect claims and found that the driver of the boat was 75% at fault for the accident. Notwithstanding those findings, the jury found that Boats LLC and West negligently failed to warn of a hazard posed by the boat and that such failure was a proximate cause of the death of the decedent. The jury also found that Boats LLC is a legal successor of, and responsible for the liabilities of, West. The jury awarded compensatory damages of $80,000 and apportioned 15% of such damages to Boats LLC and 10% of such damages to West. In addition, the jury awarded $80,000 of punitive damages against Boats LLC and $40,000 of punitive damages against West. Based on the jury’s finding of successor liability, the trial court entered judgment for the full amount of the verdict against Boats LLC, with a potential maximum liability to Boats LLC of $140,000, plus post-judgment interest at a rate of 6.25% per annum.
The Batchelder I Plaintiffs also filed motions, after the judgment, seeking orders requiring Boats LLC to pay pre-judgment interest and a portion of their attorney fees. They claimed they are owed attorneys' fees of approximately $56,000. The Company opposed both motions, arguing that the Batchelder I Plaintiffs have no right either to pre-judgment interest or to reimbursement of their attorneys’ fees, and in the alternative that the amount of attorneys’ fees sought was unreasonable. The trial court denied the Batchelder I Plaintiffs’ motion for prejudgment interest and held that ruling on the Batchelder I Plaintiffs’ motion for attorneys’ fees would be premature, indicating that it would decide whether the Batchelder I Plaintiffs have the right to attorneys’ fees, and if so what amount is reasonable, if still necessary upon the resolution of the Company’s post-trial motions and any related appeals. The Batchelder I Plaintiffs have appealed the trial court’s order denying their motion for prejudgment interest, which amount totals approximately $8,000.
On July 17, 2022, the trial court denied Boats LLC’s post-trial motions. Boats LLC has since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is stayed. Based on the current status of the process, the Company believes a loss is reasonably possible and that the potential range of loss could be from $0 to $140,000, plus post-judgment interest at 6.25% per annum. The Company may also be required to pay prejudgment interest of approximately $8,000, if the Batchelder I Plaintiffs are successful on their appeal for such interest, and an award of reasonable attorneys' fees to the Batchelder I Plaintiffs, which the Batchelder I Plaintiffs claim should be approximately $56,000. As noted above, the trial court postponed any ruling on the Batchelder I Plaintiffs' contested motion for attorneys' fees pending the resolution of the Company's post-trial motions and any related appeals. While the Company and Boats LLC maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26,000. Further, while Boats LLC has other claims that it may decide to pursue with respect to this matter, the Company cannot provide any assurance that it will pursue those claims or be successful if it does. The Company did not carry a reserve for loss as of September 30, 2022.
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
16. Segment Reporting
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three months ended September 30, 2022, or (b) attributed assets equal to 10% of total assets as of September 30, 2022. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2022 and 2021, respectively, and the Company’s financial position at September 30, 2022 and June 30, 2022, respectively:

	Three Months Ended September 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$145,168	$92,233	$64,810	$302,211
Income before provision for income taxes	$27,916	$10,260	$8,952	$47,128

	Three Months Ended September 30, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$118,252	$76,727	$58,518	$253,497
Income before provision for income taxes	$21,109	$6,992	$7,916	$36,017

	As of September 30, 2022	As of June 30, 2022
Assets
Malibu	$231,782	$264,551
Saltwater Fishing	398,374	384,684
Cobalt	208,161	202,091
Total assets	$838,317	$851,326

17. Subsequent Events
On November 3, 2022, the Company's Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100,000 of its Class A Common Stock and the LLC's LLC Units (the “2022 Repurchase Program”) for the period from November 8, 2022 to November 8, 2023. The Company intends to fund repurchases under the 2022 Repurchase Program from cash on hand.

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
We currently sell our boats under eight brands as shown in the table below, and we report our results of operations under three reportable segments (Malibu, Saltwater Fishing and Cobalt). See Note 16 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

		% of Total Revenues
Segment	Brands	Three Months Ended September 30, 2022	Fiscal year ended June 30, 2022
Malibu	Malibu	48.0%	50.0%
	Axis

Saltwater Fishing	Pursuit	30.5%	28.1%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	21.5%	21.9%

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
Since fiscal year 2020, our operations have been impacted by a variety of external factors, including COVID-19 and supply chain disruptions that we believe were driven by numerous factors, such as labor shortages, ongoing domestic logistical constraints, West Coast port challenges and rising prices for our suppliers, in part due to inflationary pressures. Such supply chain disruptions along with increased costs for raw materials, parts and components, shipping and labor, are having industry-wide impacts affecting us and our suppliers, dealers and customers. We have implemented various initiatives during the time period to combat these factors including plant shut-downs, constrained production levels and surcharges.
Dealer inventories were lower than historical levels throughout fiscal years 2021 and 2022, as a result of an increase in retail sales during fiscal year 2021, constrained production in the first half of fiscal year 2021, and our lower wholesale shipment levels during the second half of fiscal year 2020. Fiscal year 2022 retail demand continued at a strong pace, albeit at lower levels than the record fiscal year 2021 levels, in spite of limited inventory. During fiscal year 2022, year-over-year increases in wholesale production and decreases in retail demand levels relative to fiscal year 2021 combined to increase inventory levels modestly at our Malibu and Cobalt segment dealers by the end of the fiscal year. Dealer inventories continue to be well below historical levels and a full recovery to historical inventory levels will depend on the ability of our supply chain to provide materials to us timely and the level of retail demand during the upcoming year.
The future impact of ongoing supply chain disruptions on our financial condition and results of operations may result in further constrained production and increased costs and will depend on a number of factors, including factors that we may not be able to forecast at this time. See the risk factors around COVID-19 impact, supply chain disruptions and increases in costs under Part I. Item 1A on our Form 10- K for the year ended June 30, 2022.
On a consolidated basis, we achieved first quarter fiscal 2023 net sales, gross profit, net income and adjusted EBITDA of $302.2 million, $74.6 million, $36.1 million and $57.1 million, respectively, compared to $253.5 million, $59.8 million, $27.9 million and $44.7 million, respectively, for the first quarter of fiscal 2022. For the first quarter of fiscal 2023, net sales increased 19.2%, gross profit increased 24.9%, net income increased 29.3% and adjusted EBITDA increased 27.6% as compared to the first quarter of fiscal 2022. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
During the COVID-19 pandemic, domestic retail demand for recreational powerboats increased to the highest levels seen by the industry in decades as consumers turned to boating as a form of outdoor, socially-distanced, recreation. Retail registration activity in the recreational powerboat market, however, began declining meaningfully in the second half of calendar year 2021 as a result of limited available inventory due to the strong sales activity during the pandemic and supply chain disruptions that began impacting production levels. During the first half of calendar year 2022, retail registration activity continued to decline at a lower year-over-year rate and supply chain challenges continued to delay production levels. The double digit declines in retail registration activity in the recreational powerboat market during the first half of calendar year 2022 were also impacted by the increased retail demand in the first half of calendar year 2021, resulting in an abnormally high comparative period.

We and our dealers have experienced similar impacts in retail demand, supply chain disruption and resulting low inventory levels as the industry. The combination of strong retail market activity through calendar year 2020 and into early calendar year 2021 and supply chain disruptions experienced in calendar year 2021 and continuing through calendar year 2022 depleted inventory levels at our dealers below pre-COVID levels. Operational challenges and supply chain constraints delayed our ability to add to depleted inventory levels throughout fiscal year 2022 and into the first quarter of fiscal year 2023. Some of the operational challenges and supply chain disruptions we have experienced include labor shortages, domestic logistical constraints, West Coast port challenges and rising prices for our suppliers, in part due to inflationary pressures. The duration of these challenges is unknown, and they may meaningfully impact our ability to restock our dealers’ inventories in a timely manner.
We believe supply chain disruptions will continue to challenge our production output through at least the remainder of fiscal year 2023. However, retail activity at our dealers was strong during much of fiscal year 2022 and, but for a lack of inventory, may have been higher. As a result, we expect continued wholesale demand to restock our dealer inventories through the end of fiscal year 2023 and potentially beyond. The primary drivers for our restocking timing will be the retail demand of our products and our ability to increase production in light of ongoing supply chain challenges. We believe that retail registration activity during the first half of fiscal year 2023 will show a decline in registrations compared to the first half of fiscal year 2022, while still being above pre-pandemic levels. We also expect our current lower dealer inventory levels will support our wholesale shipments and financial performance in the first half of fiscal year 2023 and retail demand and supply chain logistics will be the key drivers of the speed of inventory restocking that will drive our wholesale production in the second half of fiscal year 2023.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. Our industry however is highly competitive, and our competitors have become more aggressive in their product introductions, expanded their distribution capabilities, and launched surf systems competitive with our patented Surf Gate system. Further, our ability to increase inventory levels at our dealers will be important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain and potentially expand our leading market position in performance sports boats. We also believe that our track record of expanding our market share with our Malibu and Axis brands is directly transferable to our Cobalt, Pursuit and Maverick Boat Group brands. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe that enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time. We have seen the impact of this strategy at Cobalt already as we have gained market share with the introduction of ten new products in the last twenty-four months. Our new product development efforts at Pursuit have begun to take shape and influence market share. We have begun the processes to improve product development efforts at Maverick Boat Group but those initiatives will take time and our ability to influence the number of near-term model introductions will be limited.
As discussed above, our financial results and operations have been, and will continue to be, impacted by events outside of our control. For example, we have experienced elevated raw material, components and transportation costs, partly due to inflationary pressures, and we anticipate those costs to remain at elevated levels for the remainder of calendar year 2022 and likely beyond. To combat this, we implemented surcharges across all brands in fiscal year 2022 that were made permanent price increases at the beginning of fiscal year 2023, while working aggressively to minimize incremental price increases to lessen any volume impact associated with increased prices. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For instance, increasing interest rates that we are currently experiencing could reduce retail consumer appetite for our product or reduce the appetite or availability for credit for our dealers and retail consumers. Further, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components. An additional variable that could affect our volumes is weather related events. For example, we recently shut down production in all of our Florida facilities as a precaution during Hurricane Ian that made landfall in Florida at the end of September. The downtime impacted the number of boats that we were able to ship at the end of the first quarter of fiscal year 2023. Our facilities were ultimately not meaningfully impacted by the hurricane, and we were able to restart production and shipments in the second fiscal quarter as we normally would. Retail demand may also be negatively impacted in the second half of calendar year 2022 as a result of rising gas prices, increasing interest rates and continuing concerns over inflation, all of which are outside of our control.

Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network, our ability to offer dealer financing and incentives and our vertical integration efforts. We discuss each of these factors in more detail under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations” in our Form 10-K for the year ended June 30, 2022. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
Other Expense (Income), Net
Other expense (income), net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense includes adjustments to our tax receivable agreement liability and sublease income.

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
Net Income Attributable to Non-controlling Interest
As of each of September 30, 2022 and 2021, we had a 97.1% and a 97.2%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2022		2021
	$	% Revenue	$	% Revenue
Net sales	302,211	100.0%	253,497	100.0%
Cost of sales	227,606	75.3%	193,745	76.4%
Gross profit	74,605	24.7%	59,752	23.6%
Operating expenses:
Selling and marketing	5,186	1.7%	5,117	2.0%
General and administrative	19,220	6.4%	16,091	6.4%
Amortization	1,716	0.6%	1,856	0.7%
Operating income	48,483	16.0%	36,688	14.5%
Other expense, net:
Other expense (income), net	70	—%	(13)	—%
Interest expense	1,285	0.4%	684	0.3%
Other expense, net	1,355	0.4%	671	0.3%
Income before provision for income taxes	47,128	15.6%	36,017	14.2%
Provision for income taxes	11,023	3.7%	8,084	3.2%
Net income	36,105	11.9%	27,933	11.0%
Net income attributable to non-controlling interest	1,222	0.4%	989	0.4%
Net income attributable to Malibu Boats, Inc.	34,883	11.5%	26,944	10.6%

	Three Months Ended September 30,
	2022		2021
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,218	54.4%	1,059	52.3%
Saltwater Fishing	548	24.5%	485	24.0%
Cobalt	471	21.1%	480	23.7%
Total units	2,237	100.0%	2,024	100.0%

Net sales per unit	$135,097		$125,246

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
Net Sales
Net sales for the three months ended September 30, 2022 increased $48.7 million, or 19.2%, to $302.2 million as compared to the three months ended September 30, 2021. The increase in net sales was driven primarily by increased unit volumes in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases. We recognized an increase in net sales across all three segments and increase in volumes at our Malibu and Saltwater Fishing segments during the three months ended September 30, 2022. Unit volume for the three months ended September 30, 2022, increased 213 units, or 10.5%, to 2,237 units as compared to the three months ended September 30, 2021. Our unit volume increased primarily due to strong demand at our Malibu and Saltwater Fishing segments.
Net sales attributable to our Malibu segment increased $26.9 million, or 22.8%, to $145.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Unit volumes attributable to our Malibu segment increased 159 units for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in net sales was driven primarily by increased volume and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment increased $15.5 million, or 20.2%, to $92.2 million, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Unit volume increased 63 units for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in net sales was driven primarily by inflation-driven year-over-year price increases and increased volume.
Net sales attributable to our Cobalt segment increased $6.3 million, or 10.8%, to $64.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Unit volumes attributable to Cobalt decreased 9 units for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in net sales was driven by inflation-driven year-over-year price increases and a favorable model mix, partially offset by a decrease in volumes.
Overall consolidated net sales per unit increased 7.9% to $135,097 per unit for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Net sales per unit for our Malibu segment increased 6.7% to $119,186 per unit for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven by inflation-driven year-over-year price increases. Net sales per unit for our Saltwater Fishing segment increased 6.4% to $168,308 per unit for the three months ended September 30, 2022 driven by inflation-driven year-over-year price increases. Net sales per unit for our Cobalt segment increased 12.9% to $137,601 per unit for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven by inflation-driven year-over-year price increases and a favorable model mix.
Cost of Sales
Cost of sales for the three months ended September 30, 2022 increased $33.9 million, or 17.5%, to $227.6 million as compared to the three months ended September 30, 2021. The increase in cost of sales was driven by increased prices due to supply chain disruptions and inflationary pressures that have impacted prices on parts and components. In the Malibu segment, higher per unit material and labor costs contributed $14.9 million to the increase in cost of sales and were driven by increased prices due to supply chain disruptions and inflationary pressures. Within our Saltwater Fishing segment, higher per unit material and labor costs contributed $9.8 million to the increase in cost of sales and were driven by increased prices due to supply chain disruptions and inflationary pressures. In the Cobalt segment, higher per unit material and labor costs contributed $4.0 million to the increase in cost of sales and were driven by increased prices due to supply chain disruptions and inflationary pressures and by an increased mix of products that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the three months ended September 30, 2022 increased $14.9 million, or 24.9%, to $74.6 million compared to the three months ended September 30, 2021. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended September 30, 2022 increased 110 basis points from 23.6% to 24.7% driven primarily by improved materials and labor margins.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2022 increased $0.1 million, or 1.3% to $5.2 million compared to the three months ended September 30, 2021. The increase was driven primarily by increased travel expenses slightly offset by decreased promotional events. As a percentage of sales, selling and marketing expenses decreased 30 basis points to 1.7% for the three months ended September 30, 2022 compared to 2.0% for the three months ended September 30, 2021. General and administrative expenses for the three months ended September 30, 2022 increased $3.1 million, or 19.4%, to $19.2 million as compared to the three months ended September 30, 2021 driven primarily by an increase in compensation and personnel-related expenses, an increase in professional fees and an increase in travel expenses. As a percentage of sales, general and administrative expenses remained flat at 6.4% for the three months ended September 30, 2022. Amortization expense for the three months ended September 30, 2022 decreased $0.1 million, or 7.5% to $1.7 million compared to the three months ended September 30, 2021 due to a decrease of amortization expense related to fully amortized intangibles.
Other Expense (Income), Net
Other expense (income), net for the three months ended September 30, 2022 increased by $0.7 million, or 101.9% to $1.4 million, compared to the three months ended September 30, 2021. The increase in other expense (income) resulted primarily from increased interest expense due to higher average interest rate during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2022, increased $2.9 million, or 36.4%, to $11.0 million compared to the three months ended September 30, 2021. The increase primarily resulted from increased pre-tax earnings and increased state taxes. For the three months ended September 30, 2022 and 2021, our effective tax rate of 23.4% and 22.4%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended September 30, 2022, this increase in tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefit of the foreign derived intangible income deduction. For the three months ended September 30, 2021, this increase in tax rate was partially offset by the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2022 and 2021, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.9% and 2.8%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including non-cash compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Net income	$36,105	$27,933
Provision for income taxes	11,023	8,084
Interest expense	1,285	684
Depreciation	5,296	4,918
Amortization	1,716	1,856
Stock-based compensation expense [1]	1,635	1,258
Adjusted EBITDA	$57,060	$44,733
Net Sales	$302,211	$253,497
Net Income Margin [2]	11.9%	11.0%
Adjusted EBITDA Margin [2]	18.9%	17.6%

(1)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(2)	We calculate net income margin as net income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$34,883	$26,944
Provision for income taxes	11,023	8,084
Acquisition related expenses [1]	1,677	1,677
Stock-based compensation expense [2]	1,635	1,258
Net income attributable to non-controlling interest [3]	1,222	989
Fully distributed net income before income taxes	50,440	38,952
Income tax expense on fully distributed income before income taxes [4]	12,276	9,271
Adjusted fully distributed net income	$38,164	$29,681

	Three Months Ended September 30,
	2022	2021
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income per share:	20,459,849	20,849,981
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [5]	600,919	600,919
Weighted-average unvested restricted stock awards issued to management [6]	254,781	224,165
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,315,549	21,675,065
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2022	2021
Net income available to Class A Common Stock per share	$1.70	$1.29
Impact of adjustments:
Provision for income taxes	0.54	0.39
Acquisition related expenses [1]	0.08	0.08
Stock-based compensation expense [2]	0.08	0.06
Net income attributable to non-controlling interest [3]	0.06	0.05
Fully distributed net income per share before income taxes	2.46	1.87
Impact of income tax expense on fully distributed income before income taxes [4]	(0.60)	(0.44)
Impact of increased share count [7]	(0.07)	(0.06)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.79	$1.37

(1)	For the three months ended September 30, 2022 and 2021, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
(2)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(3)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(4)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.3% and 23.8% of income before income taxes for the three months ended September 30, 2022 and 2021, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2023 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

(5)	Represents the weighted-average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(6)	Represents the weighted-average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(7)	Reflects impact of increased share counts assuming the exchange of all weighted-average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted-average unvested restricted stock awards included in outstanding shares granted to members of management.

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
Principal and Interest Payments. On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of September 30, 2022, we had $71.7 million outstanding under our revolving credit facility and $1.5 million in outstanding letters of credit, with $276.8 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after September 30, 2022, our interest payments would be approximately $3.1 million within the next 12 months based on the interest rate at September 30, 2022 of 4.23%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.5 million and our total committed lease payments are $12.8 million as of September 30, 2022. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2023. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of September 30, 2022, we had purchase orders in the amount of $128.6 million due within the next 12 months.
Stock Repurchase Program. On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units (the “2021 Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. During the three months ended September 30, 2022, we repurchased 143,759 shares of Class A Common Stock for $7.9 million in cash including related fees and expenses. As of September 30, 2022, $27.5 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2021 Repurchase Program. On November 3, 2022, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units (the “2022 Repurchase Program”) for the period from November 8, 2022 to November 8, 2023. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund repurchases under the 2022 Repurchase Program from cash on hand.

Our future capital requirements beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of inflation, increasing interest rates, increasing fuel prices, ongoing supply chain disruptions and the continuing impact of COVID-19. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the performance of our dealers and suppliers, the impact of the general economy on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance. In addition, as noted elsewhere, a jury recently found that our subsidiary, Malibu Boats, LLC, and another entity that was the manufacturer of the boat at issue, Malibu Boats West, Inc., negligently failed to warn of a hazard posed by the boat and that such failure was a proximate cause of the death of a passenger in the boat. Based on the jury’s finding of successor liability, the trial court entered judgment for the full amount of the verdict against Malibu Boats, LLC, with a potential maximum liability to Malibu Boats, LLC of $140.0 million, plus post-judgment interest at a rate of 6.25% per annum. Malibu Boats, LLC may also be required to pay prejudgment interest of approximately $8.0 million, if the Batchelder I Plaintiffs are successful on their appeal for such interest, and an award of reasonable attorneys' fees to the plaintiffs, which the plaintiffs claim should be approximately $56.0 million. The trial court postponed any ruling on the plaintiffs' contested motion for attorneys' fees pending the resolution of our post-trial motions and related appeals. On July 17, 2022, the trial court denied the post-trial motions of Malibu Boats, LLC, and we have since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is stayed. While we maintain product liability insurance applicable to this case, such insurance coverage may be limited to $26.0 million. Further, while we have other claims that we may decide to pursue with respect to this matter, we cannot provide any assurance that we will pursue those claims or be successful if we do. If the outcome of the case is ultimately unfavorable to us after appeal, we would need to pay for any final judgment in excess of the amount paid by our insurance providers.
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Total cash provided by (used in):
Operating activities	$31,689	$23,686
Investing activities	(12,362)	(13,892)
Financing activities	(59,571)	(21,516)
Impact of currency exchange rates on cash balances	(449)	(257)
Decrease in cash	$(40,693)	$(11,979)
Operating Activities
Net cash provided by operating activities was $31.7 million for the three months ended September 30, 2022, compared to $23.7 million for the three months ended September 30, 2021, an increase of $8.0 million. The increase in cash provided by operating activities primarily resulted from an increase of $9.5 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) offset by a net decrease in operating assets and liabilities of $1.5 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $12.4 million for the three months ended September 30, 2022, and $13.9 million for the three months ended September 30, 2021. Net cash used for investing activities for the three months ended September 30, 2022 was primarily related to decreased capital expenditures compared to the three months ended September 30, 2021.
Financing Activities
Net cash used in financing activities was $59.6 million for the three months ended September 30, 2022, compared to net cash used in financing activities of $21.5 million for the three months ended September 30, 2021, a change of $38.1 million. During the three months ended September 30, 2022, we repaid $23.1 million on our term loans and repaid $147.0 million of borrowings under our revolving credit facility and repurchased $7.9 million of our Class A Common Stock under our 2021 Repurchase Program. We also paid $0.9 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $1.0 million in distributions to LLC Unit holders and paid $1.4 million in deferred financing costs. We received proceeds of $121.7 million under our amended revolving credit facility noted below. During the three months ended September 30, 2021, we repaid $20.0 million of borrowings under our revolving credit facility, we repaid $0.3 million on our term loan, paid $0.5 million on taxes for shares withheld upon the vesting of restricted stock awards and paid $0.7 million in distributions to LLC Unit holders.
Revolving Credit Facility
We have a revolving credit facility in an aggregate principal amount of up to $350.0 million with a maturity date of July 8, 2027. As of September 30, 2022, we had $71.7 million outstanding under our revolving credit facility and $1.5 million in outstanding letters of credit, with $276.8 million available for borrowing.
On July 8, 2022, we entered into our Credit Agreement with Truist Bank, as the administrative agent, swingline lender and issuing bank, that amended and restated our Prior Credit Agreement. The Credit Agreement increased the borrowing capacity of the revolving credit facility from $170.0 million to $350.0 million. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Our indirect subsidiary, Malibu Boats, LLC is the borrower under the Credit Agreement and its obligations are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Malibu Boats, LLC, and all such obligations are secured by substantially all of the assets of the LLC, Malibu Boats, LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
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
The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Credit Agreement contains restrictive covenants regarding indebtedness, liens, fundamental changes, investments, dividends and distributions, disposition of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes and governmental regulation.
The Credit Agreement also contains customary events of default. If an event of default has occurred and continues beyond any applicable cure period, the administrative agent may (i) accelerate all outstanding obligations under the Credit Agreement or (ii) terminate the commitments, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the Credit Agreement while an event of default is continuing.
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the three months ended September 30, 2022 and 2021, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
Critical Accounting Policies
As of September 30, 2022, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2022, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2022.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2022, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our Repurchase Program during the quarter ended September 30, 2022 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1, 2022 through July 31, 2022	—	$—	—	$35,359
August 1, 2022 through August 31, 2022	—	—	—	35,359
September 1, 2022 through September 30, 2022	143,759	54.74	698,754	27,490
Total	143,759	$54.74	698,754	$27,490
(1) On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2021 to November 8, 2022. The Repurchase Program was publicly announced on November 4, 2021. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the terms of the LLC’s limited liability company agreement, an equal number of LLC Units were also canceled. As of September 30, 2022, we may repurchase up to an additional $27.5 million in shares of Class A Common Stock and LLC Units under this program.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Included as Exhibit 101).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2022	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)