Form 10-Q
period 2022-12-31
MALIBU BOATS, INC.
filed 2023-02-07
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of February 3, 2023:	20,476,587	shares
Class B Common Stock, par value $0.01, outstanding as of February 3, 2023:	10	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy; the effects of macroeconomic conditions and the COVID-19 pandemic on us. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: general industry, economic and business conditions; our large fixed cost base; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our reliance on certain suppliers for our engines and outboard motors; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; our success at developing and implementing a new enterprise resource planning system; risks inherent in operating in foreign jurisdictions; the effects of the COVID-19 pandemic on us; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; our dependence on key personnel; our ability to enhance existing products and market new or enhanced products; the continued strength of our brands; the seasonality of our business; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; competition with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and increases in interest rates; an increase in energy and fuel costs; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to claims for product liability and warranty claims; changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our holding company structure; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our obligation to make certain payments under a tax receivables agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on August 25, 2022, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales	$338,732	$263,887	$640,943	$517,384
Cost of sales	263,078	200,336	490,684	394,081
Gross profit	75,654	63,551	150,259	123,303
Operating expenses:
Selling and marketing	6,198	5,658	11,384	10,775
General and administrative	19,057	15,987	38,277	32,078
Amortization	1,715	1,719	3,431	3,575
Operating income	48,684	40,187	97,167	76,875
Other expense, net:
Other expense (income), net	193	(10)	263	(23)
Interest expense	910	656	2,195	1,340
Other expense, net	1,103	646	2,458	1,317
Income before provision for income taxes	47,581	39,541	94,709	75,558
Provision for income taxes	11,185	8,562	22,208	16,646
Net income	36,396	30,979	72,501	58,912
Net income attributable to non-controlling interest	1,234	1,088	2,456	2,077
Net income attributable to Malibu Boats, Inc.	$35,162	$29,891	$70,045	$56,835

Comprehensive income:
Net income	$36,396	$30,979	$72,501	$58,912
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,227	138	(209)	(697)
Other comprehensive income (loss)	1,227	138	(209)	(697)
Comprehensive income	37,623	31,117	72,292	58,215
Less: comprehensive income attributable to non-controlling interest	1,276	1,093	2,449	2,052
Comprehensive income attributable to Malibu Boats, Inc.	$36,347	$30,024	$69,843	$56,163

Weighted-average shares outstanding used in computing net income per share:
Basic	20,404,583	20,900,201	20,432,216	20,875,091
Diluted	20,516,025	21,148,871	20,559,752	21,133,413
Net income available to Class A Common Stock per share:
Basic	$1.73	$1.43	$3.43	$2.72
Diluted	$1.72	$1.41	$3.41	$2.69

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2022	June 30, 2022
Assets
Current assets
Cash	$49,848	$83,744
Trade receivables, net	55,444	51,598
Inventories, net	185,553	157,002
Prepaid expenses and other current assets	10,772	6,155
Total current assets	301,617	298,499
Property, plant and equipment, net	183,305	170,718
Goodwill	100,737	100,804
Other intangible assets, net	224,860	228,304
Deferred tax assets	40,441	42,314
Other assets	9,706	10,687
Total assets	$860,666	$851,326
Liabilities
Current liabilities
Current maturities of long-term obligations	$—	$1,563
Accounts payable	41,052	44,368
Accrued expenses	85,823	87,742
Income taxes and tax distribution payable	1,276	1,670
Payable pursuant to tax receivable agreement, current portion	3,958	3,958
Total current liabilities	132,109	139,301
Deferred tax liabilities	27,647	26,965
Other liabilities	10,766	11,855
Payable pursuant to tax receivable agreement, less current portion	41,583	41,583
Long-term debt	70,179	118,054
Total liabilities	282,284	337,758
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,475,418 shares issued and outstanding as of December 31, 2022; 20,501,081 issued and outstanding as of June 30, 2022	203	203
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 10 shares issued and outstanding as of December 31, 2022; 10 shares issued and outstanding as of June 30, 2022	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and June 30, 2022	—	—
Additional paid in capital	79,207	85,294
Accumulated other comprehensive loss	(3,716)	(3,507)
Accumulated earnings	491,229	421,184
Total stockholders' equity attributable to Malibu Boats, Inc.	566,923	503,174
Non-controlling interest	11,459	10,394
Total stockholders’ equity	578,382	513,568
Total liabilities and stockholders' equity	$860,666	$851,326
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568
Net income	—	—	—	—	—	—	34,883	1,222	36,105
Stock based compensation, net of withholding taxes on vested equity awards	(12)	—	—	—	743	—	—	—	743
Issuances of equity for services	—	—	—	—	67	—	—	—	67
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(696)	(696)
Foreign currency translation adjustment	—	—	—	—	—	(1,436)	—	(43)	(1,479)
Balance at September 30, 2022	20,345	$202	10	$—	$78,237	$(4,943)	$456,067	$10,877	$540,440
Net income	—	—	—	—	—	—	35,162	1,234	36,396
Stock based compensation, net of withholding taxes on vested equity awards	128	1	—	—	22	—	—	—	23
Issuances of equity for services	2	—	—	—	948	—	—	—	948
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(688)	(688)
Foreign currency translation adjustment	—	—	—	—	—	1,227	—	36	1,263
Balance at December 31, 2022	20,475	$203	10	$—	$79,207	$(3,716)	$491,229	$11,459	$578,382

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$(1,639)	$263,552	$7,726	$381,154
Net income	—	—	—	—	—	—	26,944	989	27,933
Stock based compensation, net of withholding taxes on vested equity awards	(7)	—	—	—	728	—	—	—	728
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(558)	(558)
Foreign currency translation adjustment	—	—	—	—	—	(835)	—	(24)	(859)
Balance at September 30, 2021	20,840	$207	10	$—	$112,094	$(2,474)	$290,496	$8,133	$408,456
Net income	—	—	—	—	—	—	29,891	1,088	30,979
Stock based compensation, net of withholding taxes on vested equity awards	101	1	—	—	53	—	—	—	54
Issuances of equity for services	1	—	—	—	948	—	—	—	948
Issuances of equity for exercise of stock options	35	—	—	—	971	—	—	—	971
Repurchase and retirement of common stock	(78)	(1)	—	—	(5,227)	—	—	—	(5,228)
Distributions to LLC Unit Holders	—	—	—	—	—	—	—	(452)	(452)
Foreign currency translation adjustment	—	—	—	—	—	138	—	4	142
Balance at December 31, 2021	20,899	$207	10	$—	$108,839	$(2,336)	$320,387	$8,773	$435,870

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2022	2021
Operating activities:
Net income	$72,501	$58,912
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	3,651	2,856
Non-cash compensation to directors	579	485
Depreciation	10,684	9,531
Amortization	3,431	3,575
Deferred income taxes	2,556	3,665
Other items, net	792	344
Change in operating assets and liabilities:
Trade receivables	(3,846)	28,057
Inventories	(28,569)	(35,613)
Prepaid expenses and other assets	(4,287)	(5,473)
Accounts payable	(4,151)	(2,788)
Income taxes payable	501	(2,899)
Accrued expenses	(1,924)	289
Other liabilities	(1,106)	(2,975)
Net cash provided by operating activities	50,812	57,966
Investing activities:
Purchases of property, plant and equipment	(22,339)	(26,226)
Net cash used in investing activities	(22,339)	(26,226)
Financing activities:
Proceeds from revolving credit facility	141,700	—
Principal payments on long-term borrowings	(23,125)	(625)
Payments on revolving credit facility	(167,000)	(20,000)
Payment of deferred financing costs	(1,362)	—
Proceeds received from exercise of stock options	—	971
Cash paid for withholding taxes on vested restricted stock	(2,866)	(2,027)
Distributions to LLC Unit holders	(1,741)	(1,244)
Repurchase and retirement of common stock	(7,868)	(5,228)
Net cash used in financing activities	(62,262)	(28,153)
Effect of exchange rate changes on cash	(107)	(231)
Changes in cash	(33,896)	3,356
Cash—Beginning of period	83,744	41,479
Cash—End of period	$49,848	$44,835

Supplemental cash flow information:
Cash paid for interest	$1,219	$1,043
Cash paid for income taxes	20,168	16,655

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
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Per ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, this guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024. The guidance can be applied immediately through December 31, 2024. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended December 31, 2022				Six Months Ended December 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$155,011	$105,363	$73,830	$334,204	$295,174	$197,256	$137,460	$629,890
Part and other sales	3,155	222	1,151	4,528	8,160	562	2,331	11,053
Net Sales	$158,166	$105,585	$74,981	$338,732	$303,334	$197,818	$139,791	$640,943

Revenue by geography:
North America	$140,924	$104,154	$71,986	$317,064	$271,574	$193,095	$134,267	$598,936
International	17,242	1,431	2,995	21,668	31,760	4,723	5,524	42,007
Net Sales	$158,166	$105,585	$74,981	$338,732	$303,334	$197,818	$139,791	$640,943

	Three Months Ended December 31, 2021				Six Months Ended December 31, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$130,351	$75,012	$54,667	$260,030	$243,962	$151,421	$112,500	$507,883
Part and other sales	3,102	229	526	3,857	7,743	547	1,211	9,501
Net Sales	$133,453	$75,241	$55,193	$263,887	$251,705	$151,968	$113,711	$517,384

Revenue by geography:
North America	$115,273	$74,203	$51,801	$241,277	$218,492	$147,915	$106,440	$472,847
International	18,180	1,038	3,392	22,610	33,213	4,053	7,271	44,537
Net Sales	$133,453	$75,241	$55,193	$263,887	$251,705	$151,968	$113,711	$517,384
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

	As of December 31, 2022		As of June 30, 2022
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	600,919	2.9%	600,919	2.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,475,418	97.1%	20,501,081	97.2%
	21,076,337	100.0%	21,102,000	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2022, the Company caused the LLC to issue a total of 160,100 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan") and (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan. During the six months ended December 31, 2022, 38,598 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 3,406 LLC Units were canceled in connection with the vesting of stock awards with a market condition that were deemed to not be achieved and the retirement of 42,004 treasury shares in accordance with the LLC Agreement. Also during the six months ended December 31, 2022, 143,759 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 143,759 treasury shares under the Company's stock repurchase program that expired on November 8, 2022.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2022 and June 30, 2022, tax distributions payable to non-controlling LLC Unit holders were $688 and $1,045, respectively. During the six months ended December 31, 2022 and 2021, tax distributions paid to the non-controlling LLC Unit holders were $1,741 and $1,244, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

4. Inventories
Inventories, net consisted of the following:

	As of December 31, 2022	As of June 30, 2022
Raw materials	$153,505	$129,233
Work in progress	24,301	20,929
Finished goods	7,747	6,840
Total inventories	$185,553	$157,002

5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31, 2022	As of June 30, 2022
Land	$4,905	$4,905
Building and leasehold improvements	98,706	81,030
Machinery and equipment	87,515	82,469
Furniture and fixtures	11,847	10,805
Construction in process	52,181	52,852
	255,154	232,061
Less: Accumulated depreciation	(71,849)	(61,343)
Property, plant and equipment, net	$183,305	$170,718
Depreciation expense was $5,388 and $4,613 for the three months ended December 31, 2022 and 2021, respectively, and $10,684 and $9,531 for the six months ended December 31, 2022 and 2021, respectively, substantially all of which was recorded in cost of sales.

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended December 31, 2022 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2022	$12,299	$68,714	$19,791	$100,804
Effect of foreign currency changes on goodwill	(67)	—	—	(67)
Goodwill as of December 31, 2022	$12,232	$68,714	$19,791	$100,737
The components of other intangible assets were as follows:

	As of December 31, 2022	As of June 30, 2022	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,781	$131,806	15-20	16.1
Patent	2,600	2,600	15	9.5
Trade name	100	100	15	7.5
Non-compete agreement	48	48	10	1.8
Total	134,529	134,554
Less: Accumulated amortization	(27,869)	(24,450)
Total definite-lived intangible assets, net	106,660	110,104
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$224,860	$228,304
Amortization expense recognized on all amortizable intangibles was $1,715 and $1,719 for the three months ended December 31, 2022 and 2021, respectively, and $3,431 and $3,575 for the six months ended December 31, 2022 and 2021, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2023	$3,378
2024	6,810
2025	6,807
2026	6,805
2027	6,805
2028 and thereafter	76,055
$106,660

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31, 2022	As of June 30, 2022
Warranties	$40,513	$38,673
Dealer incentives	17,270	16,357
Accrued compensation	15,978	21,076
Current operating lease liabilities	2,201	2,121
Accrued legal and professional fees	2,151	1,939
Customer deposits	4,958	4,851
Other accrued expenses	2,752	2,725
Total accrued expenses	$85,823	$87,742

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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Beginning balance	$39,399	$35,697	$38,673	$35,035
Add: Warranty expense	6,682	4,966	13,087	9,708
Less: Warranty claims paid	(5,568)	(4,267)	(11,247)	(8,347)
Ending balance	$40,513	$36,396	$40,513	$36,396

9. Financing
Outstanding debt consisted of the following:

	As of December 31, 2022	As of June 30, 2022
Term loans	$—	$23,125
Revolving credit loan	71,700	97,000
Less unamortized debt issuance costs	(1,521)	(508)
Total debt	70,179	119,617
Less current maturities	—	1,563
Long-term debt less current maturities	$70,179	$118,054
Long-Term Debt
As of December 31, 2022, the Company had a revolving credit facility with borrowing capacity of up to $350,000. As of December 31, 2022, the Company had $71,700 outstanding under its revolving credit facility and $1,529 in outstanding letters of credit, with $276,771 available for borrowing. The revolving credit facility matures on July 8, 2027.
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
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of December 31, 2022, the interest rate on the Company’s term loans and revolving credit facility was 5.55%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of December 31, 2022, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of December 31, 2022	As of June 30, 2022
Assets
Right-of-use assets	Other assets	$9,662	$10,659

Liabilities
Current operating lease liabilities	Accrued expenses	$2,201	$2,121
Long-term operating lease liabilities	Other liabilities	8,937	10,062
Total lease liabilities		$11,138	$12,183

Classification		Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Operating lease costs (1)	Cost of sales	$646	$621	$1,313	$1,263
	Selling and marketing, and general and administrative	237	215	456	431

Sublease income	Other expense (income), net	9	9	19	19

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	622	631	1,245	1,259

(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of December 31, 2022 and 2021 was 5.08 years and 5.97 years, respectively. As of December 31, 2022 and 2021, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.64% and 3.62%, respectively.
Future annual minimum lease payments for the following fiscal years as of December 31, 2022 are as follows:

Amount
Remainder of 2023	$1,271
2024	2,576
2025	2,307
2026	2,255
2027	2,255
2028 and thereafter	1,504
Total	12,168
Less: imputed interest	(1,030)
Present value of lease liabilities	$11,138

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of December 31, 2022	As of June 30, 2022
Beginning fiscal year balance	$45,541	$48,214
Additions (reductions) to tax receivable agreement:
Adjustment for change in estimated tax rate	—	1,025
Payments under tax receivable agreement	—	(3,698)
	45,541	45,541
Less: current portion under tax receivable agreement	(3,958)	(3,958)
Ending balance	$41,583	$41,583
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
As of December 31, 2022 and June 30, 2022, the Company recorded deferred tax assets of $115,952 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2023.
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
As of December 31, 2022 and June 30, 2022, the Company maintained a total valuation allowance of $15,792 and $15,663, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the six months ended December 31, 2022 relating to the Inflation Reduction Act.
For the three months ended December 31, 2022 and 2021, the Company's effective tax rate was 23.5% and 21.7%, respectively. For the six months ended December 31, 2022 and 2021, the Company's effective tax rate was 23.4% and 22.0%, respectively. For the three and six months ended December 31, 2022 and 2021, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended December 31, 2022, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation, the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC. For the three months ended December 31, 2021, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation. For the six months ended December 31, 2022 and 2021, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non- controlling interests in the LLC.

13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2022, 328,944 shares remain available for future issuance under the long term incentive plan.
On November 3, 2022, under the Incentive Plan, the Company granted approximately 61,000 restricted service based stock units and 35,000 restricted service based stock awards to key employees under the Incentive Plan. The grant date fair value of these awards was $5,028 based on a stock price of $52.25 per share on the date of grant. Approximately 64% of the awards vest ratably over three years and approximately 36% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service based units and awards is amortized on a straight-line basis over the requisite service period.
On November 3, 2022, under the Incentive Plan, the Company granted to key employees a target amount of approximately 26,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2025. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 40,000. The grant date fair value of the awards were estimated to be $1,380, based on a stock price of $52.25. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 3, 2022, under the Incentive Plan, the Company granted to key employees a target amount of approximately 26,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in the Company's stock price to movement in a market index from the grant date through November 3, 2025. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 53,000. The grant date fair value of the awards were estimated to be $1,808, which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
The following is a summary of the changes in the Company's stock options for the six months ended December 31, 2022:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2022	49,223	$40.46
Options granted	—	—
Options exercised	—	—
Outstanding options as of December 31, 2022	49,223	40.46
Exercisable as of December 31, 2022	44,230	$40.79

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2022:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2022	369,649	$55.75
Granted	206,079	52.22
Vested	(162,681)	45.94
Forfeited	(7,652)	49.69
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of December 31, 2022	405,395	$58.01
Stock-based compensation expense attributable to the Company's share-based equity awards was $2,016 and $1,598 for the three months ended December 31, 2022 and 2021, respectively, and $3,651 and $2,856 for the six months ended December 31, 2022 and 2021, respectively. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three and six months ended December 31, 2022 include 16,146 and 17,417 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Basic:
Net income attributable to Malibu Boats, Inc.	$35,162	$29,891	$70,045	$56,835
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,149,634	20,663,227	20,182,696	20,641,925
Weighted-average participating restricted stock units convertible into Class A Common Stock	254,949	236,974	249,520	233,166
Basic weighted-average shares outstanding	20,404,583	20,900,201	20,432,216	20,875,091
Basic net income per share	$1.73	$1.43	$3.43	$2.72

Diluted:
Net income attributable to Malibu Boats, Inc.	$35,162	$29,891	$70,045	$56,835
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,404,583	20,900,201	20,432,216	20,875,091
Restricted stock units granted to employees	49,725	105,143	64,419	112,896
Stock options granted to employees	11,889	72,991	13,289	74,890
Market performance awards granted to employees	49,828	70,536	49,828	70,536
Diluted weighted-average shares outstanding [1]	20,516,025	21,148,871	20,559,752	21,133,413
Diluted net income per share	$1.72	$1.41	$3.41	$2.69
1 The Company excluded (i) 761,150 and 661,162 potentially dilutive shares from the calculation of diluted net income per share for the three months ended December 31, 2022 and 2021, respectively, and (ii) 761,150 and 661,162 potentially dilutive shares from the calculation of diluted net income per share for the six months ended December 31, 2022 and 2021, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $355,785 and $183,953 as of December 31, 2022 and June 30, 2022, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three and six months ended December 31, 2022 and 2021, there were no repurchases and as of December 31, 2022, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of December 31, 2022 consistent with June 30, 2022.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for

European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of December 31, 2022 and June 30, 2022, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and except as disclosed below, believes there are no product liability claims as of December 31, 2022 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of December 31, 2022 that would have a material adverse impact on the Company's results of operations, financial condition or cash flows.
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
On July 17, 2022, the trial court denied Boats LLC’s post-trial motions. Boats LLC has since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is stayed. Based on the current status of the process, the Company believes a loss is reasonably possible and that the potential range of loss could be from $0 to $140,000, plus post-judgment interest at 6.25% per annum. The Company may also be required to pay prejudgment interest of approximately $8,000, if the Batchelder I Plaintiffs are successful on their appeal for such interest, and an award of reasonable attorneys' fees to the Batchelder I Plaintiffs, which the Batchelder I Plaintiffs claim should be approximately $56,000. As noted above, the trial court postponed any ruling on the Batchelder I Plaintiffs' contested motion for attorneys' fees pending the resolution of the Company's post-trial motions and any related appeals. The Company and Boats LLC maintain product liability insurance applicable to this case with coverage limits of $26,000. At least one insurer has asserted potential coverage defenses and may dispute the scope of its obligation to the Company and Boats LLC. In addition, the Company and Boats LLC have potential claims against the insurers that they may decide to pursue with respect to this matter, but the Company cannot provide any assurance that it will pursue those claims or be successful if it does. The Company did not carry a reserve for loss as of December 31, 2022.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three and six months ended December 31, 2022, or (b) attributed assets equal to 10% of total assets as of December 31, 2022. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2022 and 2021, respectively, and the Company’s financial position at December 31, 2022 and June 30, 2022, respectively:

	Three Months Ended December 31, 2022				Six Months Ended December 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$158,166	$105,585	$74,981	$338,732	$303,334	$197,818	$139,791	$640,943
Income before provision for income taxes	$29,055	$11,021	$7,505	$47,581	$56,971	$21,281	$16,457	$94,709

	Three Months Ended December 31, 2021				Six Months Ended December 31, 2021
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$133,453	$75,241	$55,193	$263,887	$251,705	$151,968	$113,711	$517,384
Income before provision for income taxes	$27,668	$5,348	$6,525	$39,541	$48,777	$12,340	$14,441	$75,558

	As of December 31, 2022	As of June 30, 2022
Assets
Malibu	$232,843	$264,551
Saltwater Fishing	413,249	384,684
Cobalt	214,574	202,091
Total assets	$860,666	$851,326

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

		% of Net Sales
Segment	Brands	Six Months Ended December 31, 2022	Fiscal year ended June 30, 2022
Malibu	Malibu	47.3%	50.0%
	Axis

Saltwater Fishing	Pursuit	30.9%	28.1%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	21.8%	21.9%

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
Dealer inventories were lower than historical levels throughout fiscal years 2021 and 2022, as a result of an increase in retail sales during fiscal year 2021, constrained production in the first half of fiscal year 2021, and our lower wholesale shipment levels during the second half of fiscal year 2020. Fiscal year 2022 retail demand continued at a strong pace, albeit at lower levels than the record fiscal year 2021 levels, in spite of limited inventory. During fiscal year 2022, year-over-year increases in wholesale production and decreases in retail demand levels relative to fiscal year 2021 combined to increase inventory levels modestly at our Malibu and Cobalt segment dealers by the end of the fiscal year. Dealer inventories continue to be below historical levels and a full recovery to historical inventory levels will depend on the ability of our supply chain to provide materials to us timely and the level of retail demand during the upcoming year.
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
On a consolidated basis, we achieved second quarter fiscal 2023 net sales, gross profit, net income and adjusted EBITDA of $338.7 million, $75.7 million, $36.4 million and $57.6 million, respectively, compared to $263.9 million, $63.6 million, $31.0 million and $48.1 million, respectively, for the second quarter of fiscal 2022. For the second quarter of fiscal 2023, net sales increased 28.4%, gross profit increased 19.0%, net income increased 17.5% and adjusted EBITDA increased 19.7% as compared to the second quarter of fiscal 2022. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
During the COVID-19 pandemic, domestic retail demand for recreational powerboats increased to the highest levels seen by the industry in decades as consumers turned to boating as a form of outdoor, socially-distanced, recreation. Retail registration activity in the recreational powerboat market, however, began declining meaningfully in the second half of calendar year 2021 as a result of limited available inventory due to the strong sales activity during the pandemic and supply chain disruptions that began impacting production levels. During calendar year 2022, retail registration activity continued to decline at a lower year-over-year rate than the second half of calendar year 2021. The declines in retail registration activity in the recreational powerboat market during calendar year 2022 were also impacted by the increased retail demand in calendar year 2021, resulting in an abnormally high comparative period.
We and our dealers have experienced similar impacts in retail demand, supply chain disruption and resulting low inventory levels as the industry. The combination of strong retail market activity in calendar years 2020 and 2021 along with supply chain disruptions in calendar year 2021 that continued through calendar year 2022 depleted inventory levels at our dealers in calendar year 2022 below pre-COVID levels. Some of the operational challenges and supply chain disruptions we experienced included labor shortages, domestic logistical constraints, West Coast port challenges and rising prices for our suppliers, in part due to inflationary pressures. These operational challenges and supply chain constraints delayed our ability to add to depleted inventory levels throughout fiscal year 2022. While retail activity at our dealers was strong during much of fiscal year 2022, it may have been higher but for a lack of inventory.
Current inventory levels at our dealers are still below pre-pandemic levels. The primary drivers for our restocking timing will be the retail demand for our products and our ability to increase production in light of ongoing supply chain challenges. Any meaningful increases or decreases in retail demand and improvements or degradations in supply chain logistics will be the key drivers of the speed of inventory restocking that will drive our wholesale production in the second half of fiscal year 2023. While retail activity at our dealers trended lower during the first half of fiscal year 2023, given low inventory levels at the beginning of the fiscal year, we expect wholesale demand to continue through the end of fiscal year 2023 and, with respect to certain brands, potentially beyond, in order to restock our dealer inventories. With respect to supply, we believe supply chain disruptions will continue to challenge some of our production output through at least the remainder of fiscal year 2023, with the ultimate duration and magnitude of these supply chain challenges being unknown. However, we have begun to notice incremental improvements across our supply chain. As a result, we believe our dealer inventory levels may begin to normalize in the second half of fiscal year 2023 for our Malibu and Cobalt segments and in the first half of fiscal 2024 for our Saltwater Fishing segment.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. Our industry however is highly competitive, and our competitors have become more aggressive in their product introductions, expanded their distribution capabilities, and launched surf systems competitive with our patented Surf Gate system. Further, our ability to increase inventory levels at our dealers will be important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain and potentially expand our leading market position in performance sports boats. We also believe that our track record of expanding our market share with our Malibu and Axis brands is directly transferable to our Cobalt, Pursuit and Maverick Boat Group brands. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe that enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time. We have seen the impact of this strategy at Cobalt already as we have gained market share with the introduction of eight new products in the last twenty-four months. Our new product development efforts at Pursuit have begun to take shape and influence market share. We have begun the processes to improve product development efforts at Maverick Boat Group but those initiatives will take time and our ability to influence the number of near-term model introductions will be limited.
As discussed above, our financial results and operations have been, and will continue to be, impacted by events outside of our control. For example, we have experienced elevated raw material, components and transportation costs, partly due to inflationary pressures, and we anticipate those costs to remain at elevated levels for the remainder of fiscal year 2023 and likely beyond. To combat this, we implemented surcharges across all brands in fiscal year 2022 that were made permanent price increases at the beginning of fiscal year 2023, while working aggressively to minimize incremental price increases to lessen any volume impact associated with increased prices. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For instance, increasing interest rates, which we are currently experiencing, could reduce retail consumer appetite for our product or reduce the appetite or availability for credit for our dealers and retail consumers. Further, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components. An additional variable that could affect our volumes is weather related events. For example, we recently shut down production in all of our Florida facilities as a precaution during hurricanes that made landfall in Florida during the first half of fiscal 2023. The downtime related to Hurricane Ian impacted the number of boats that we were able to ship at the end of the first quarter of fiscal year 2023. Our facilities were ultimately not meaningfully impacted by the hurricane, and we were able to restart production and shipments in the second fiscal quarter as we normally would. Retail demand may also be negatively impacted as a result of increasing interest rates and continuing concerns over inflation, all of which are outside of our control.

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
Net Income Attributable to Non-controlling Interest
As of each of December 31, 2022 and 2021, we had a 97.1% and a 97.2%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	338,732	100.0%	263,887	100.0%	640,943	100.0%	517,384	100.0%
Cost of sales	263,078	77.7%	200,336	75.9%	490,684	76.6%	394,081	76.2%
Gross profit	75,654	22.3%	63,551	24.1%	150,259	23.4%	123,303	23.8%
Operating expenses:
Selling and marketing	6,198	1.8%	5,658	2.1%	11,384	1.8%	10,775	2.1%
General and administrative	19,057	5.6%	15,987	6.1%	38,277	6.0%	32,078	6.2%
Amortization	1,715	0.5%	1,719	0.7%	3,431	0.5%	3,575	0.7%
Operating income	48,684	14.4%	40,187	15.2%	97,167	15.1%	76,875	14.8%
Other expense, net:
Other expense (income), net	193	0.1%	(10)	—%	263	—%	(23)	—%
Interest expense	910	0.3%	656	0.2%	2,195	0.3%	1,340	0.2%
Other expense, net	1,103	0.4%	646	0.2%	2,458	0.3%	1,317	0.2%
Income before provision for income taxes	47,581	14.0%	39,541	15.0%	94,709	14.8%	75,558	14.6%
Provision for income taxes	11,185	3.3%	8,562	3.3%	22,208	3.5%	16,646	3.2%
Net income	36,396	10.7%	30,979	11.7%	72,501	11.3%	58,912	11.4%
Net income attributable to non-controlling interest	1,234	0.3%	1,088	0.4%	2,456	0.4%	2,077	0.4%
Net income attributable to Malibu Boats, Inc.	35,162	10.4%	29,891	11.3%	70,045	10.9%	56,835	11.0%

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,318	54.0%	1,179	56.9%	2,536	54.2%	2,238	54.6%
Saltwater Fishing	593	24.3%	469	22.6%	1,141	24.4%	954	23.3%
Cobalt	528	21.7%	425	20.5%	999	21.4%	905	22.1%
Total units	2,439	100.0%	2,073	100.0%	4,676	100.0%	4,097	100.0%

Net sales per unit	$138,882		$127,297		$137,071		$126,284

Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021
Net Sales
Net sales for the three months ended December 31, 2022 increased $74.8 million, or 28.4%, to $338.7 million as compared to the three months ended December 31, 2021. The increase in net sales was driven primarily by increased unit volumes across all three segments and inflation-driven year-over-year price increases, slightly offset by increased dealer flooring program costs resulting from higher interest rates and increased inventory levels as inventory levels began to move towards pre-COVID levels. Unit volume for the three months ended December 31, 2022, increased 366 units, or 17.7%, to 2,439 units as compared to the three months ended December 31, 2021. Our unit volume increased primarily due to strong wholesale restocking demand across all segments.
Net sales attributable to our Malibu segment increased $24.7 million, or 18.5%, to $158.1 million for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Unit volumes attributable to our Malibu segment increased 139 units for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The increase in net sales was driven by increased volume, inflation-driven year-over-year price increases and a favorable model mix, slightly offset by increased dealer flooring program costs.
Net sales attributable to our Saltwater Fishing segment increased $30.3 million, or 40.3%, to $105.6 million, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Unit volume increased 124 units for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in net sales was driven by increased volume, inflation-driven year-over-year price increases and a favorable model mix.
Net sales attributable to our Cobalt segment increased $19.8 million, or 35.9%, to $75.0 million for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Unit volumes attributable to Cobalt increased 103 units for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in net sales was driven primarily by increased volume and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs.
Overall consolidated net sales per unit increased 9.1% to $138,882 per unit for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Net sales per unit for our Malibu segment increased 6.0% to $120,005 per unit for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, driven by inflation-driven year-over-year price increases and a favorable model mix, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 11.0% to $178,052 per unit for the three months ended December 31, 2022 driven by inflation-driven year-over-year price increases and a favorable model mix. Net sales per unit for our Cobalt segment increased 9.4% to $142,009 per unit for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, driven by inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs.
Cost of Sales
Cost of sales for the three months ended December 31, 2022 increased $62.7 million, or 31.3%, to $263.1 million as compared to the three months ended December 31, 2021. The increase in cost of sales was primarily driven by a 17.7% increase in volumes and increased prices due to inflationary pressures that have impacted prices on parts and components. In the Malibu segment, higher per unit material and labor costs contributed $7.9 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit. Within our Saltwater Fishing segment, higher per unit material and labor costs contributed $7.3 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit. In the Cobalt segment, higher per unit material and labor costs contributed $6.7 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the three months ended December 31, 2022 increased $12.1 million, or 19.0%, to $75.7 million compared to the three months ended December 31, 2021. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended December 31, 2022 decreased 180 basis points from 24.1% to 22.3% driven primarily by increased dealer flooring program costs and increased mix of Cobalt and Saltwater Fishing segments and partially offset by better year-over-year performance in our Saltwater Fishing segment.
Operating Expenses
Selling and marketing expenses for the three months ended December 31, 2022 increased $0.5 million, or 9.5% to $6.2 million compared to the three months ended December 31, 2021. The increase was driven primarily by increased promotional events. As a percentage of sales, selling and marketing expenses decreased 30 basis points to 1.8% for the three months ended December 31, 2022 compared to 2.1% for the three months ended December 31, 2021. General and administrative expenses for the three months ended December 31, 2022 increased $3.1 million, or 19.2%, to $19.1 million as compared to the three months ended December 31, 2021 driven primarily by an increase in compensation and personnel-related expenses, an increase in professional fees and an increase in travel related expenses. As a percentage of sales, general and administrative expenses decreased 50 basis points to 5.6% for the three months ended December 31, 2022 compared to 6.1% for the three months ended December 31, 2021. Amortization expense remained flat at $1.7 million for the three months ended December 31, 2022.
Other Expense (Income), Net
Other expense (income), net for the three months ended December 31, 2022 increased by $0.5 million, or 70.7% to $1.1 million, compared to the three months ended December 31, 2021. The increase in other expense (income) resulted primarily from increased interest expense due a higher average interest rate during the three months ended December 31, 2022 compared to the three months ended December 31, 2021.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2022, increased $2.6 million, or 30.6%, to $11.2 million compared to the three months ended December 31, 2021. The increase primarily resulted from increased pre-tax earnings and increased state taxes. For the three months ended December 31, 2022 and 2021, our effective tax rate of 23.5% and 21.7%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended December 31, 2022, this increase in the effective tax rate over the statutory rate was partially offset by a windfall benefit generated by certain stock-based compensation, the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC. For the three months ended December 31, 2021, the increase in the effective tax rate over the statutory rate was partially offset by a windfall benefit generated by certain stock-based compensation.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2022 and 2021, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.9% and 2.8%, respectively.
Comparison of the Six Months Ended December 31, 2022 to the Six Months Ended December 31, 2021
Net Sales
Net sales for the six months ended December 31, 2022 increased $123.6 million, or 23.9%, to $640.9 million as compared to the six months ended December 31, 2021. The increase in net sales was driven by increased unit volumes across all three segments, inflation-driven year-over-year price increases and a favorable model mix, slightly offset by increased dealer flooring program costs resulting from higher interest rates and increased inventory levels as inventory levels began to move towards pre-COVID levels. Unit volume for the six months ended December 31, 2022, increased 579 units, or 14.1%, to 4,676 units as compared to the six months ended December 31, 2021. Our unit volume increased primarily due to strong wholesale restocking demand across all segments.
Net sales attributable to our Malibu segment increased $51.6 million, or 20.5%, to $303.3 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Unit volumes attributable to our Malibu segment increased 298 units for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The increase in net sales was driven primarily by increased volume and inflation-driven year-over-year price increases, slightly offset by increased dealer flooring program costs.
Net sales attributable to our Saltwater Fishing segment increased $45.9 million, or 30.2%, to $197.8 million, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Unit volume increased 187 units for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in net sales was driven by increased volume, inflation-driven year-over-year price increases and a favorable model mix.
Net sales attributable to our Cobalt segment increased $26.1 million, or 22.9%, to $139.8 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Unit volumes attributable to Cobalt increased 94 units for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in net sales was driven by increased volume, inflation-driven year-over-year price increases and a favorable model mix, partially offset by increased dealer flooring program costs.

Overall consolidated net sales per unit increased 8.5% to $137,071 per unit for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Net sales per unit for our Malibu segment increased 6.4% to $119,611 per unit for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, driven by inflation-driven year-over-year price increases, slightly offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 8.8% to $173,372 per unit for the six months ended December 31, 2022 driven by inflation-driven year-over-year price increases and a favorable model mix. Net sales per unit for our Cobalt segment increased 11.4% to $139,931 per unit for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, driven by inflation-driven year-over-year price increases and a favorable model mix, slightly offset by increased dealer flooring program costs.
Cost of Sales
Cost of sales for the six months ended December 31, 2022 increased $96.6 million, or 24.5%, to $490.7 million as compared to the six months ended December 31, 2021. The increase in cost of sales was primarily driven by a 14.1% increase in volumes and increased prices due to inflationary pressures that have impacted prices on parts and components. In the Malibu segment, higher per unit material and labor costs contributed $11.8 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures. Within our Saltwater Fishing segment, higher per unit material and labor costs contributed $9.6 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit. In the Cobalt segment, higher per unit material and labor costs contributed $11.8 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the six months ended December 31, 2022 increased $27.0 million, or 21.9%, to $150.3 million compared to the six months ended December 31, 2021. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the six months ended December 31, 2022 decreased 40 basis points from 23.8% to 23.4% driven primarily by increased dealer flooring program costs and partially offset by better year-over-year performance in our Saltwater Fishing segment.
Operating Expenses
Selling and marketing expenses for the six months ended December 31, 2022 increased $0.6 million, or 5.7% to $11.4 million compared to the six months ended December 31, 2021. The increase was driven primarily by increased promotional events. As a percentage of sales, selling and marketing expenses decreased 30 basis points to 1.8% for the six months ended December 31, 2022 compared to 2.1% for the six months ended December 31, 2021. General and administrative expenses for the six months ended December 31, 2022 increased $6.2 million, or 19.3%, to $38.3 million as compared to the six months ended December 31, 2021 driven primarily by an increase in compensation and personnel-related expenses, an increase in professional fees and an increase in travel related expenses. As a percentage of sales, general and administrative expenses decreased 20 basis points to 6.0% for the six months ended December 31, 2022 compared to 6.2% for the six months ended December 31, 2021. Amortization expense for the six months ended December 31, 2022 decreased $0.1 million, or 4.0% to $3.4 million compared to the six months ended December 31, 2021 due to a decrease of amortization expense related to fully amortized intangibles.
Other Expense (Income), Net
Other expense (income), net for the six months ended December 31, 2022 increased by $1.1 million, or 86.6% to $2.5 million, compared to the six months ended December 31, 2021. The increase in other expense (income) resulted primarily from increased interest expense due to a higher average interest rate during the six months ended December 31, 2022 compared to the six months ended December 31, 2021.
Provision for Income Taxes
Our provision for income taxes for the six months ended December 31, 2022, increased $5.6 million, or 33.4%, to $22.2 million compared to the six months ended December 31, 2021. The increase primarily resulted from increased pre-tax earnings and increased state taxes. For the six months ended December 31, 2022 and 2021, our effective tax rate of 23.4% and 22.0%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the six months ended December 31, 2022 and 2021, this increase in the effective tax rate over the statutory rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.

Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2022 and 2021, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.9% and 2.8%, respectively.

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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income	$36,396	$30,979	$72,501	$58,912
Provision for income taxes	11,185	8,562	22,208	16,646
Interest expense	910	656	2,195	1,340
Depreciation	5,388	4,613	10,684	9,531
Amortization	1,715	1,719	3,431	3,575
Stock-based compensation expense [1]	2,016	1,598	3,651	2,856
Adjusted EBITDA	$57,610	$48,127	$114,670	$92,860
Net Sales	$338,732	$263,887	$640,943	$517,384
Net Income Margin [2]	10.7%	11.7%	11.3%	11.4%
Adjusted EBITDA Margin [2]	17.0%	18.2%	17.9%	17.9%

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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$35,162	$29,891	$70,045	$56,835
Provision for income taxes	11,185	8,562	22,208	16,646
Acquisition related expenses [1]	1,677	1,677	3,354	3,354
Stock-based compensation expense [2]	2,016	1,598	3,651	2,856
Net income attributable to non-controlling interest [3]	1,234	1,088	2,456	2,077
Fully distributed net income before income taxes	51,274	42,816	101,714	81,768
Income tax expense on fully distributed income before income taxes [4]	12,441	10,190	24,717	19,461
Adjusted fully distributed net income	$38,833	$32,626	$76,997	$62,307

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income per share:	20,404,583	20,900,201	20,432,216	20,875,091
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [5]	600,919	600,919	600,919	600,919
Weighted-average unvested restricted stock awards issued to management [6]	284,830	248,129	269,806	236,147
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,290,332	21,749,249	21,302,941	21,712,157
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income available to Class A Common Stock per share	$1.73	$1.43	$3.43	$2.72
Impact of adjustments:
Provision for income taxes	0.55	0.41	1.09	0.80
Acquisition related expenses [1]	0.08	0.08	0.16	0.16
Stock-based compensation expense [2]	0.10	0.08	0.18	0.14
Net income attributable to non-controlling interest [3]	0.06	0.05	0.12	0.10
Fully distributed net income per share before income taxes	2.52	2.05	4.98	3.92
Impact of income tax expense on fully distributed income before income taxes [4]	(0.61)	(0.49)	(1.21)	(0.93)
Impact of increased share count [7]	(0.08)	(0.06)	(0.15)	(0.12)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.83	$1.50	$3.62	$2.87

(1)	For the three and six months ended December 31, 2022 and 2021, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
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
(4)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.3% and 23.8% of income before income taxes for the three and six months ended December 31, 2022 and 2021, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2023 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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
Principal and Interest Payments. On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of December 31, 2022, we had $71.7 million outstanding under our revolving credit facility and $1.5 million in outstanding letters of credit, with $276.8 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after December 31, 2022, our interest payments would be approximately $4.0 million within the next 12 months based on the interest rate at December 31, 2022 of 5.55%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.6 million and our total committed lease payments are $12.2 million as of December 31, 2022. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2023. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of December 31, 2022, we had purchase orders in the amount of $148.5 million due within the next 12 months.
Stock Repurchase Program. On November 3, 2021, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock and the LLC's LLC Units (the “2021 Repurchase Program”) for the period from November 8, 2021 to November 8, 2022. During the six months ended December 31, 2022, we repurchased 143,759 shares of Class A Common Stock for $7.9 million in cash including related fees and expenses under the 2021 Repurchase Program which expired on November 8, 2022. On November 3, 2022, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units (the “2022 Repurchase Program”) for the period from November 8, 2022 to November 8, 2023. As of December 31, 2022, $100.0 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2022 Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund repurchases under the 2022 Repurchase Program from cash on hand.

Our future capital requirements beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of inflation, increasing interest rates, increasing fuel prices, ongoing supply chain disruptions and the continuing impact of COVID-19. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the performance of our dealers and suppliers, the impact of the general economy on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance. In addition, as noted elsewhere, a jury recently found that our subsidiary, Malibu Boats, LLC, and another entity that was the manufacturer of the boat at issue, Malibu Boats West, Inc., negligently failed to warn of a hazard posed by the boat and that such failure was a proximate cause of the death of a passenger in the boat. Based on the jury’s finding of successor liability, the trial court entered judgment for the full amount of the verdict against Malibu Boats, LLC, with a potential maximum liability to Malibu Boats, LLC of $140.0 million, plus post-judgment interest at a rate of 6.25% per annum. Malibu Boats, LLC may also be required to pay prejudgment interest of approximately $8.0 million, if the Batchelder I Plaintiffs are successful on their appeal for such interest, and an award of reasonable attorneys' fees to the plaintiffs, which the plaintiffs claim should be approximately $56.0 million. The trial court postponed any ruling on the plaintiffs' contested motion for attorneys' fees pending the resolution of our post-trial motions and related appeals. On July 17, 2022, the trial court denied the post-trial motions of Malibu Boats, LLC, and we have since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is stayed. We maintain product liability insurance applicable to this case with coverage limits of $26.0 million. At least one insurer has asserted potential coverage defenses and may dispute the scope of its obligation to us. In addition, we have potential claims against the insurers that we may decide to pursue with respect to this matter, but we cannot provide any assurance that we will pursue those claims or be successful if we do. If the outcome of the case is ultimately unfavorable to us after appeal, we would need to pay for any final judgment in excess of the amount paid by our insurance providers.
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2022	2021
Total cash provided by (used in):
Operating activities	$50,812	$57,966
Investing activities	(22,339)	(26,226)
Financing activities	(62,262)	(28,153)
Impact of currency exchange rates on cash balances	(107)	(231)
(Decrease) increase in cash	$(33,896)	$3,356
Operating Activities
Net cash provided by operating activities was $50.8 million for the six months ended December 31, 2022, compared to $58.0 million for the six months ended December 31, 2021, a decrease of $7.2 million. The decrease in cash provided by operating activities resulted from an increase of $14.8 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) offset by a net decrease in operating assets and liabilities of $22.0 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $22.3 million for the six months ended December 31, 2022, and $26.2 million for the six months ended December 31, 2021. Net cash used for investing activities for the six months ended December 31, 2022 was primarily related to decreased capital expenditures compared to the six months ended December 31, 2021.
Financing Activities
Net cash used in financing activities was $62.3 million for the six months ended December 31, 2022, compared to net cash used in financing activities of $28.2 million for the six months ended December 31, 2021, a change of $34.1 million. During the six months ended December 31, 2022, we repaid $23.1 million on our term loans and repaid $167.0 million of borrowings under our revolving credit facility and repurchased $7.9 million of our Class A Common Stock under our 2021 Repurchase Program. We also paid $2.9 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $1.7 million in distributions to LLC Unit holders and paid $1.4 million in deferred financing costs. We received proceeds of $141.7 million under our amended revolving credit facility noted below. During the six months ended December 31, 2021, we repaid $20.0 million of borrowings under our revolving credit facility, we repurchased $5.2 million of our Class A Common Stock under our previously announced stock repurchase program. We repaid $0.6 million on our term loan, paid $2.0 million on taxes for shares withheld upon the vesting of restricted stock awards, and paid $1.2 million in distributions to LLC Unit holders and we received $1.0 million in proceeds from the exercise of stock options.
Revolving Credit Facility
We have a revolving credit facility in an aggregate principal amount of up to $350.0 million with a maturity date of July 8, 2027. As of December 31, 2022, we had $71.7 million outstanding under our revolving credit facility and $1.5 million in outstanding letters of credit, with $276.8 million available for borrowing.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the six months ended December 31, 2022 and 2021, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
Critical Accounting Policies
As of December 31, 2022, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended December 31, 2022, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On February 2, 2023, the Board of Directors (the “Board”) of the Company approved and adopted an amendment and restatement of the Company’s bylaws (as so amended, the “Bylaws”), which became effective immediately upon approval. The amendment and restatement included the following principal amendments to the Company’s prior bylaws:
Advance Notice – Informational and Disclosure Requirements. The amendments revise the advance notice disclosure requirements contained in the Bylaws to require that the stockholder proposing business or nominating directors provide certain additional information regarding the stockholder and the proposal or nominee, as applicable. Additionally, the Bylaws require any candidate for the Board nominated by a stockholder to provide certain additional information and representations, including regarding the absence of certain voting commitments, disclosure of compensation for service, compliance with the Company’s corporate governance and other policies, and intent to serve the entire term. The Bylaws also clarify the Company’s authority to reasonably request additional information from such stockholders and director nominees. All disclosures must be updated as of the record date for stockholders entitled to vote at the meeting and as of the date that is five business days prior to the meeting.
Advance Notice – Other. The amendments require that all documents or other information (including notices) required to be delivered to the Company pursuant to the advance notice provisions be delivered exclusively in writing (and not in an electronic transmission) and exclusively by hand or by certified or registered mail to the Company’s principal offices. Further, the amendments prohibit stockholders from submitting more nominees than the number of directors up for election at the applicable meeting.
Advance Notice – Universal Proxy. The amendments address the universal proxy rules adopted by the U.S. Securities and Exchange Commission by requiring that any stockholder soliciting proxies in support of a nominee other than the Board’s nominees must comply with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements. Further, any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for the exclusive use by the Board.
Exclusive Forum. The Bylaws also adopt an exclusive forum provision designating the U.S. federal courts as the exclusive forum for all claims arising under the Securities Act.
Other Updates. The amendments to the Bylaws also include the following additional updates: (i) revisions relating to adjournment procedures for meetings of stockholders, including to address recent amendments to the Delaware General Corporation Law (“DGCL”), (ii) elimination of the requirement to make a stockholder list available for examination at meetings of stockholders to conform with recent DGCL amendments, (iii) revisions to the indemnification provisions to update, modernize and clarify certain indemnification rights and certain procedures related thereto, (iv) revisions to change the default for stock issuances from certificated to uncertificated shares, and (v) elimination of the fixed size range of the Board. The amendments also include certain technical, conforming, or clarifying changes to the Bylaws.

The foregoing description of the changes contained in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Amended and Restated Bylaws of Malibu Boats, Inc.
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [2]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [3]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
4.1	Description of Class A Common Stock [5]
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [2]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [2]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [2]
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (Included as Exhibit 101).
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

February 7, 2023	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Wayne Wilson
Wayne Wilson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)