Form 10-Q
period 2023-03-31
MALIBU BOATS, INC.
filed 2023-05-03
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of April 28, 2023:	20,624,712	shares
Class B Common Stock, par value $0.01, outstanding as of April 28, 2023:	12	shares

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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net sales	$375,119	$344,287	$1,016,062	$861,671
Cost of sales	276,545	247,166	767,229	641,247
Gross profit	98,574	97,121	248,833	220,424
Operating expenses:
Selling and marketing	7,176	6,773	18,560	17,548
General and administrative	19,455	17,129	57,732	49,207
Amortization	1,680	1,682	5,111	5,257
Operating income	70,263	71,537	167,430	148,412
Other expense, net:
Other (income) expense, net	(110)	(10)	153	(33)
Interest expense	649	650	2,844	1,990
Other expense, net	539	640	2,997	1,957
Income before provision for income taxes	69,724	70,897	164,433	146,455
Provision for income taxes	16,272	16,064	38,480	32,710
Net income	53,452	54,833	125,953	113,745
Net income attributable to non-controlling interest	1,564	1,955	4,020	4,032
Net income attributable to Malibu Boats, Inc.	$51,888	$52,878	$121,933	$109,713

Comprehensive income:
Net income	$53,452	$54,833	$125,953	$113,745
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(411)	711	(620)	14
Other comprehensive (loss) income	(411)	711	(620)	14
Comprehensive income	53,041	55,544	125,333	113,759
Less: comprehensive income attributable to non-controlling interest	1,552	1,980	4,001	4,032
Comprehensive income attributable to Malibu Boats, Inc.	$51,489	$53,564	$121,332	$109,727

Weighted-average shares outstanding used in computing net income per share:
Basic	20,533,649	20,777,512	20,465,534	20,843,040
Diluted	20,679,631	20,982,873	20,608,968	21,097,502
Net income available to Class A Common Stock per share:
Basic	$2.53	$2.54	$5.96	$5.26
Diluted	$2.51	$2.51	$5.92	$5.20

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2023	June 30, 2022
Assets
Current assets
Cash	$35,158	$83,744
Trade receivables, net	80,934	51,598
Inventories, net	185,384	157,002
Prepaid expenses and other current assets	6,831	6,155
Total current assets	308,307	298,499
Property, plant and equipment, net	198,437	170,718
Goodwill	100,630	100,804
Other intangible assets, net	223,163	228,304
Deferred tax assets	42,273	42,314
Other assets	9,359	10,687
Total assets	$882,169	$851,326
Liabilities
Current liabilities
Current maturities of long-term obligations	$—	$1,563
Accounts payable	51,342	44,368
Accrued expenses	90,636	87,742
Income taxes and tax distribution payable	1,536	1,670
Payable pursuant to tax receivable agreement, current portion	3,958	3,958
Total current liabilities	147,472	139,301
Deferred tax liabilities	27,612	26,965
Other liabilities	10,254	11,855
Payable pursuant to tax receivable agreement, less current portion	43,300	41,583
Long-term debt	20,260	118,054
Total liabilities	248,898	337,758
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,624,712 shares issued and outstanding as of March 31, 2023; 20,501,081 issued and outstanding as of June 30, 2022	204	203
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of March 31, 2023; 10 shares issued and outstanding as of June 30, 2022	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and June 30, 2022	—	—
Additional paid in capital	84,802	85,294
Accumulated other comprehensive loss	(4,127)	(3,507)
Accumulated earnings	543,117	421,184
Total stockholders' equity attributable to Malibu Boats, Inc.	623,996	503,174
Non-controlling interest	9,275	10,394
Total stockholders’ equity	633,271	513,568
Total liabilities and stockholders' equity	$882,169	$851,326
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568
Net income	—	—	—	—	—	—	34,883	1,222	36,105
Stock based compensation, net of withholding taxes on vested equity awards	(12)	—	—	—	743	—	—	—	743
Issuances of equity for services	—	—	—	—	67	—	—	—	67
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(696)	(696)
Foreign currency translation adjustment	—	—	—	—	—	(1,436)	—	(43)	(1,479)
Balance at September 30, 2022	20,345	$202	10	$—	$78,237	$(4,943)	$456,067	$10,877	$540,440
Net income	—	—	—	—	—	—	35,162	1,234	36,396
Stock based compensation, net of withholding taxes on vested equity awards	128	1	—	—	22	—	—	—	23
Issuances of equity for services	2	—	—	—	948	—	—	—	948
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(688)	(688)
Foreign currency translation adjustment	—	—	—	—	—	1,227	—	36	1,263
Balance at December 31, 2022	20,475	$203	10	$—	$79,207	$(3,716)	$491,229	$11,459	$578,382
Net income	—	—	—	—	—	—	51,888	1,564	53,452
Stock based compensation, net of withholding taxes on vested equity awards	1	—	—	—	1,707	—	—	—	1,707
Issuances of equity for services	—	—	—	—	68	—	—	—	68
Issuances of equity for exercise of stock options	3	—	—	—	132	—	—	—	132
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,717)	—	—	—	(1,717)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	2,640	—	—	—	2,640
Exchange of LLC Units for Class A Common Stock	145	1	—	—	2,765	—	—	(2,765)	1
Issuances of Class B Common Stock	—	—	2	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(971)	(971)
Foreign currency translation adjustment	—	—	—	—	—	(411)	—	(12)	(423)
Balance at March 31, 2023	20,624	$204	12	$—	$84,802	$(4,127)	$543,117	$9,275	$633,271

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$(1,639)	$263,552	$7,726	$381,154
Net income	—	—	—	—	—	—	26,944	989	27,933
Stock based compensation, net of withholding taxes on vested equity awards	(7)	—	—	—	728	—	—	—	728
Issuances of equity for services	—	—	—	—	58	—	—	—	58
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(558)	(558)
Foreign currency translation adjustment	—	—	—	—	—	(835)	—	(24)	(859)
Balance at September 30, 2021	20,840	$207	10	$—	$112,094	$(2,474)	$290,496	$8,133	$408,456
Net income	—	—	—	—	—	—	29,891	1,088	30,979
Stock based compensation, net of withholding taxes on vested equity awards	101	1	—	—	53	—	—	—	54
Issuances of equity for services	1	—	—	—	948	—	—	—	948
Issuances of equity for exercise of stock options	35	—	—	—	971	—	—	—	971
Repurchase and retirement of common stock	(78)	(1)	—	—	(5,227)	—	—	—	(5,228)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(452)	(452)
Foreign currency translation adjustment	—	—	—	—	—	138	—	4	142
Balance at December 31, 2021	20,899	$207	10	$—	$108,839	$(2,336)	$320,387	$8,773	$435,870
Net income	—	—	—	—	—	—	52,878	1,955	54,833
Stock based compensation, net of withholding taxes on vested equity awards	1	—	—	—	1,639	—	—	—	1,639
Issuances of equity for services	—	—	—	—	68	—	—	—	68
Repurchase and retirement of common stock	(397)	(4)	—	—	(24,978)	—	—	—	(24,982)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(1,021)	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	711	—	21	732
Balance at March 31, 2022	20,503	$203	10	$—	$85,568	$(1,625)	$373,265	$9,728	$467,139

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2023	2022
Operating activities:
Net income	$125,953	$113,745
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	5,402	4,547
Non-cash compensation to directors	843	768
Depreciation	16,147	14,379
Amortization	5,111	5,257
Deferred income taxes	3,324	5,782
Other items, net	1,128	947
Change in operating assets and liabilities:
Trade receivables	(29,350)	726
Inventories	(28,513)	(44,986)
Prepaid expenses and other assets	(390)	(2,461)
Accounts payable	6,776	16,977
Income taxes payable	307	100
Accrued expenses	2,885	6,844
Other liabilities	(1,633)	(3,583)
Net cash provided by operating activities	107,990	119,042
Investing activities:
Purchases of property, plant and equipment	(43,505)	(40,070)
Payment for acquisition, net of cash acquired	—	(6,566)
Net cash used in investing activities	(43,505)	(46,636)
Financing activities:
Proceeds from revolving credit facility	141,700	—
Principal payments on long-term borrowings	(23,125)	(3,938)
Payments on revolving credit facility	(217,000)	(20,000)
Payment of deferred financing costs	(1,362)	—
Proceeds received from exercise of stock options	132	971
Cash paid for withholding taxes on vested restricted stock	(2,895)	(2,058)
Distributions to LLC Unit holders	(2,429)	(1,697)
Repurchase and retirement of common stock	(7,868)	(30,210)
Net cash used in financing activities	(112,847)	(56,932)
Effect of exchange rate changes on cash	(224)	13
Changes in cash	(48,586)	15,487
Cash—Beginning of period	83,744	41,479
Cash—End of period	$35,158	$56,966

Supplemental cash flow information:
Cash paid for interest	$2,457	$1,544
Cash paid for income taxes	34,117	27,007

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

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2023				Nine Months Ended March 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$167,979	$122,058	$79,246	$369,283	$463,153	$319,314	$216,706	$999,173
Part and other sales	4,592	603	641	5,836	12,752	1,165	2,972	16,889
Net Sales	$172,571	$122,661	$79,887	$375,119	$475,905	$320,479	$219,678	$1,016,062

Revenue by geography:
North America	$158,676	$120,541	$77,148	$356,365	$430,250	$313,636	$211,415	$955,301
International	13,895	2,120	2,739	18,754	45,655	6,843	8,263	60,761
Net Sales	$172,571	$122,661	$79,887	$375,119	$475,905	$320,479	$219,678	$1,016,062

	Three Months Ended March 31, 2022				Nine Months Ended March 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$174,377	$93,435	$71,213	$339,025	$418,339	$244,856	$183,713	$846,908
Part and other sales	4,443	224	595	5,262	12,186	771	1,806	14,763
Net Sales	$178,820	$93,659	$71,808	$344,287	$430,525	$245,627	$185,519	$861,671

Revenue by geography:
North America	$165,499	$93,004	$70,172	$328,675	$383,991	$240,919	$176,612	$801,522
International	13,321	655	1,636	15,612	46,534	4,708	8,907	60,149
Net Sales	$178,820	$93,659	$71,808	$344,287	$430,525	$245,627	$185,519	$861,671
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

	As of March 31, 2023		As of June 30, 2022
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	455,919	2.2%	600,919	2.8%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,624,712	97.8%	20,501,081	97.2%
	21,080,631	100.0%	21,102,000	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2023, the Company caused the LLC to issue a total of 309,394 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to a non-employee director for her services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan") and (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the Incentive Plan. During the nine months ended March 31, 2023, 38,598 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 3,406 LLC Units were canceled in connection with the vesting of stock awards with a market condition that were deemed to not be achieved and the retirement of 42,004 treasury shares in accordance with the LLC Agreement. Also during the nine months ended March 31, 2023, 143,759 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 143,759 treasury shares under the Company's stock repurchase program that expired on November 8, 2022.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2023 and June 30, 2022, tax distributions payable to non-controlling LLC Unit holders were $971 and $1,045, respectively. During the nine months ended March 31, 2023 and 2022, tax distributions paid to the non-controlling LLC Unit holders were $2,429 and $1,697, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

4. Inventories
Inventories, net consisted of the following:

	As of March 31, 2023	As of June 30, 2022
Raw materials	$148,245	$129,233
Work in progress	27,709	20,929
Finished goods	9,430	6,840
Total inventories	$185,384	$157,002

5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31, 2023	As of June 30, 2022
Land	$4,905	$4,905
Building and leasehold improvements	98,983	81,030
Machinery and equipment	91,792	82,469
Furniture and fixtures	11,846	10,805
Construction in process	68,112	52,852
	275,638	232,061
Less: Accumulated depreciation	(77,201)	(61,343)
Property, plant and equipment, net	$198,437	$170,718
Depreciation expense was $5,463 and $4,848 for the three months ended March 31, 2023 and 2022, respectively, and $16,147 and $14,379 for the nine months ended March 31, 2023 and 2022, respectively, substantially all of which was recorded in cost of sales.

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended March 31, 2023 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2022	$12,299	$68,714	$19,791	$100,804
Effect of foreign currency changes on goodwill	(174)	—	—	(174)
Goodwill as of March 31, 2023	$12,125	$68,714	$19,791	$100,630
The components of other intangible assets were as follows:

	As of March 31, 2023	As of June 30, 2022	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,744	$131,806	15-20	15.9
Patent	2,600	2,600	15	9.3
Trade name	100	100	15	7.2
Non-compete agreement	47	48	10	1.6
Total	134,491	134,554
Less: Accumulated amortization	(29,528)	(24,450)
Total definite-lived intangible assets, net	104,963	110,104
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$223,163	$228,304
Amortization expense recognized on all amortizable intangibles was $1,680 and $1,682 for the three months ended March 31, 2023 and 2022, respectively, and $5,111 and $5,257 for the nine months ended March 31, 2023 and 2022, respectively.
The estimated future amortization of definite-lived intangible assets is as follows:

Fiscal years ending June 30:	Amount
Remainder of 2023	$1,697
2024	6,808
2025	6,804
2026	6,803
2027	6,803
2028 and thereafter	76,048
$104,963

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2023	As of June 30, 2022
Warranties	$41,020	$38,673
Dealer incentives	16,225	16,357
Accrued compensation	21,238	21,076
Current operating lease liabilities	2,314	2,121
Accrued legal and professional fees	3,154	1,939
Customer deposits	4,356	4,851
Other accrued expenses	2,329	2,725
Total accrued expenses	$90,636	$87,742

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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Beginning balance	$40,513	$36,396	$38,673	$35,035
Add: Warranty expense	5,893	5,472	18,980	15,180
Less: Warranty claims paid	(5,386)	(4,176)	(16,633)	(12,523)
Ending balance	$41,020	$37,692	$41,020	$37,692

9. Financing
Outstanding debt consisted of the following:

	As of March 31, 2023	As of June 30, 2022
Term loans	$—	$23,125
Revolving credit loan	21,700	97,000
Less unamortized debt issuance costs	(1,440)	(508)
Total debt	20,260	119,617
Less current maturities	—	1,563
Long-term debt less current maturities	$20,260	$118,054
Long-Term Debt
As of March 31, 2023, the Company had a revolving credit facility with borrowing capacity of up to $350,000. As of March 31, 2023, the Company had $21,700 outstanding under its revolving credit facility and $1,529 in outstanding letters of credit, with $326,771 available for borrowing. The revolving credit facility matures on July 8, 2027.
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
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of March 31, 2023, the interest rate on the Company’s term loans and revolving credit facility was 6.12%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which will range from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of March 31, 2023, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of March 31, 2023	As of June 30, 2022
Assets
Right-of-use assets	Other assets	$9,311	$10,659

Liabilities
Current operating lease liabilities	Accrued expenses	$2,314	$2,121
Long-term operating lease liabilities	Other liabilities	8,432	10,062
Total lease liabilities		$10,746	$12,183

Classification		Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Operating lease costs (1)	Cost of sales	$697	$690	$2,010	$1,953
	Selling and marketing, and general and administrative	212	214	668	645

Sublease income	Other expense (income), net	10	10	29	29

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	641	631	1,886	1,890
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of March 31, 2023 and 2022 was 4.80 years and 5.74 years, respectively. As of March 31, 2023 and 2022, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.67% and 3.63%, respectively.
Future annual minimum lease payments for the following fiscal years as of March 31, 2023 are as follows:

Amount
Remainder of 2023	$670
2024	2,652
2025	2,347
2026	2,255
2027	2,255
2028 and thereafter	1,505
Total	11,684
Less: imputed interest	(938)
Present value of lease liabilities	$10,746

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2023	As of June 30, 2022
Beginning fiscal year balance	$45,541	$48,214
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	1,717	—
Adjustment for change in estimated tax rate	—	1,025
Payments under tax receivable agreement	—	(3,698)
	47,258	45,541
Less: current portion under tax receivable agreement	(3,958)	(3,958)
Ending balance	$43,300	$41,583
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
As of March 31, 2023 and June 30, 2022, the Company recorded deferred tax assets of $118,534 and $115,952, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return, which was filed on March 15, 2023.
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
As of March 31, 2023 and June 30, 2022, the Company maintained a total valuation allowance of $16,591 and $15,663, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the nine months ended March 31, 2023 relating to the Inflation Reduction Act.
For the three months ended March 31, 2023 and 2022, the Company's effective tax rate was 23.3% and 22.7%, respectively. For the nine months ended March 31, 2023 and 2022, the Company's effective tax rate was 23.4% and 22.3%, respectively. For the three and nine months ended March 31, 2023 and 2022, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. In both periods, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation, the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2023, 339,841 shares remain available for future issuance under the long term incentive plan.
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
The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2023:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2022	49,223	$40.46
Options granted	—	—
Options exercised	(3,125)	42.13
Outstanding options as of March 31, 2023	46,098	40.34
Exercisable as of March 31, 2023	46,098	$40.34
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2023:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2022	369,649	$55.75
Granted	212,217	52.26
Vested	(165,615)	45.92
Forfeited	(19,326)	59.61
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2023	396,925	$57.80
Stock-based compensation expense attributable to the Company's share-based equity awards was $1,751 and $1,691 for the three months ended March 31, 2023 and 2022, respectively, and $5,402 and $4,547 for the nine months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income.

Awards vesting during the three and nine months ended March 31, 2023 include 1,271 and 18,688 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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

Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Basic:
Net income attributable to Malibu Boats, Inc.	$51,888	$52,878	$121,933	$109,713
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,272,141	20,535,856	20,212,076	20,607,085
Weighted-average participating restricted stock units convertible into Class A Common Stock	261,508	241,656	253,458	235,955
Basic weighted-average shares outstanding	20,533,649	20,777,512	20,465,534	20,843,040
Basic net income per share	$2.53	$2.54	$5.96	$5.26

Diluted:
Net income attributable to Malibu Boats, Inc.	$51,888	$52,878	$121,933	$109,713
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,533,649	20,777,512	20,465,534	20,843,040
Restricted stock units granted to employees	63,544	80,475	68,064	114,746
Stock options granted to employees	14,714	57,836	13,790	72,666
Market performance awards granted to employees	67,724	67,050	61,580	67,050
Diluted weighted-average shares outstanding [1]	20,679,631	20,982,873	20,608,968	21,097,502
Diluted net income per share	$2.51	$2.51	$5.92	$5.20
1 The Company excluded (i) 494,972 and 660,113 potentially dilutive shares from the calculation of diluted net income per share for the three months ended March 31, 2023 and 2022, respectively, and (ii) 531,519 and 660,113 potentially dilutive shares from the calculation of diluted net income per share for the nine months ended March 31, 2023 and 2022, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $467,994 and $183,953 as of March 31, 2023 and June 30, 2022, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three and nine months ended March 31, 2023 and 2022, there were no repurchases and as of March 31, 2023, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of March 31, 2023 consistent with June 30, 2022.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for

European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of March 31, 2023 and June 30, 2022, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
Roane County Property Purchase
On March 28, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33,300. As of March 31, 2023, we have deposited approximately $7,800 in escrow pursuant to the Purchase Agreement. The approximately $25,500 balance of the purchase price is due upon the closing of the transaction. The transaction is expected to close in the first quarter of fiscal year 2024.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and except as disclosed below, believes there are no product liability claims as of March 31, 2023 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of March 31, 2023 that would have a material adverse impact on the Company's results of operations, financial condition or cash flows.
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
On July 17, 2022, the trial court denied Boats LLC’s post-trial motions. Boats LLC has since filed a notice of appeal. Pending resolution of the appeals process, the payment of any damages in this matter is stayed. Based on the current status of the process, the Company believes a loss is reasonably possible and that the potential range of loss could be from $0 to $140,000, plus post-judgment interest at 6.25% per annum. The Company may also be required to pay prejudgment interest of approximately $8,000, if the Batchelder I Plaintiffs are successful on their appeal for such interest, and an award of reasonable attorneys' fees to the Batchelder I Plaintiffs, which the Batchelder I Plaintiffs claim should be approximately $56,000. As noted above, the trial court postponed any ruling on the Batchelder I Plaintiffs' contested motion for attorneys' fees pending the resolution of the Company's post-trial motions and any related appeals. The Company and Boats LLC maintain product liability insurance applicable to this case with coverage limits of $26,000. At least one insurer has asserted potential coverage defenses and may dispute the scope of its obligation to the Company and Boats LLC. In addition, the Company and Boats LLC have potential claims against the insurers that they may decide to pursue with respect to this matter, but the Company cannot provide any assurance that it will pursue those claims or be successful if it does. The Company did not carry a reserve for loss as of March 31, 2023.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three and nine months ended March 31, 2023, or (b) attributed assets equal to 10% of total assets as of March 31, 2023. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2023 and 2022, respectively, and the Company’s financial position at March 31, 2023 and June 30, 2022, respectively:

	Three Months Ended March 31, 2023				Nine Months Ended March 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$172,571	$122,661	$79,887	$375,119	$475,905	$320,479	$219,678	$1,016,062
Income before provision for income taxes	$42,478	$16,489	$10,757	$69,724	$99,449	$37,770	$27,214	$164,433

	Three Months Ended March 31, 2022				Nine Months Ended March 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$178,820	$93,659	$71,808	$344,287	$430,525	$245,627	$185,519	$861,671
Income before provision for income taxes	$47,566	$13,189	$10,142	$70,897	$96,343	$25,529	$24,583	$146,455

	As of March 31, 2023	As of June 30, 2022
Assets
Malibu	$229,943	$264,551
Saltwater Fishing	423,786	384,684
Cobalt	228,440	202,091
Total assets	$882,169	$851,326

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

		% of Net Sales
Segment	Brands	Nine Months Ended March 31, 2023	Fiscal year ended June 30, 2022
Malibu	Malibu	46.8%	50.0%
	Axis

Saltwater Fishing	Pursuit	31.6%	28.1%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	21.6%	21.9%

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
Dealer inventories were lower than historical levels throughout fiscal years 2021 and 2022, as a result of an increase in retail sales during fiscal year 2021, constrained production in the first half of fiscal year 2021, and our lower wholesale shipment levels during the second half of fiscal year 2020. Fiscal year 2022 retail demand continued at a strong pace, albeit at lower levels than the record fiscal year 2021 levels, in spite of limited inventory. During fiscal year 2022, year-over-year increases in wholesale production and decreases in retail demand levels relative to fiscal year 2021 combined to increase inventory levels modestly at our Malibu and Cobalt segment dealers by the end of the fiscal year. Dealer inventories began fiscal year 2023 below historical levels and over the course of the year have continued to normalize towards historical levels. We currently believe the Malibu and Cobalt inventory at our dealers is near historical seasonally adjusted levels and that the Saltwater Fishing inventory will approach historical seasonally adjusted levels shortly.
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
On a consolidated basis, we achieved third quarter fiscal 2023 net sales, gross profit, net income and adjusted EBITDA of $375.1 million, $98.6 million, $53.5 million and $79.3 million, respectively, compared to $344.3 million, $97.1 million, $54.8 million and $79.8 million, respectively, for the third quarter of fiscal 2022. For the third quarter of fiscal 2023, net sales increased 9.0%, gross profit increased 1.5%, net income decreased 2.5% and adjusted EBITDA decreased 0.6% as compared to the third quarter of fiscal 2022. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Recent Developments
Resignation of Chief Financial Officer and Secretary
On April 14, 2023, Wayne Wilson notified the Company of his resignation as Chief Financial Officer and Secretary of the Company. Mr. Wilson’s resignation as Chief Financial Officer and Secretary was effective April 19, 2023. Mr. Wilson will actively serve in an advisory role and assist with the transition through May 12, 2023.
Appointment of Interim Chief Financial Officer
In connection with Mr. Wilson’s resignation, on April 18, 2023, the Board of Directors (the “Board”) of the Company appointed David Black, the Company’s Corporate Controller, to serve as the Company’s Interim Chief Financial Officer, with such appointment effective April 19, 2023. Mr. Black will perform the functions of the Company’s principal financial officer and principal accounting officer. The Company has initiated a search process to identify and appoint a new permanent Chief Financial Officer and Secretary.
Appointment of New Director
On April 28, 2023, the Board appointed Nancy Taylor to serve on the Board as an independent Class III director, to serve until the Company’s 2025 annual meeting of stockholders and until her successor is duly elected or qualified. The Board also appointed Ms. Taylor to serve on the Audit Committee and the Nominating and Governance Committee of the Board.
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
Current inventory levels at our dealers are normalizing to pre-pandemic levels across all segments. While retail activity at our dealers trended lower during the first half of fiscal year 2023, given low inventory levels at the beginning of the fiscal year, we continued to experience strong wholesale demand through the third quarter of fiscal year 2023. As channel inventory becomes more normalized, we believe wholesale demand will become more directly dependent on the underlying retail activity for our products. As a result, we believe our wholesale demand in the upcoming quarters will largely be driven by the retail activity for our products during our fourth fiscal quarter of 2023 and into the first fiscal quarter of 2024.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. Our industry, however, is highly competitive, and our competitors have become more aggressive in their product introductions, expanded their distribution capabilities, and launched surf systems competitive with our patented Surf Gate system. Further, our ability to increase inventory levels at our dealers will be important to maintain and grow our market share across our brands. We believe our new product pipeline, strong dealer network and ability to increase production will allow us to maintain, and potentially expand, our leading market position in performance sports boats. We also believe that our track record of expanding our market share with our Malibu and Axis brands is directly transferable to our Cobalt, Pursuit and Maverick Boat Group brands. While Cobalt, Pursuit and the Maverick Boat Group brands are market leaders in certain areas, we believe that enhancing new product development combined with diligent management of the Cobalt, Pursuit and Maverick Boat Group dealer networks will position us to meaningfully improve our share of the sterndrive and outboard markets over time. We have seen the impact of this strategy at Cobalt already as we have gained market share with the introduction of eight new products in the last twenty-four months. Our new product development efforts at Pursuit have begun to take shape and influence market share. We have begun the processes to improve product development efforts at Maverick Boat Group but those initiatives will take time and our ability to influence the number of near-term model introductions will be limited.
As discussed above, our financial results and operations have been, and will continue to be, impacted by events outside of our control. For example, we have experienced elevated raw material, components and transportation costs, partly due to inflationary pressures, and we anticipate those costs to remain at elevated levels for the remainder of fiscal year 2023 and likely beyond. To combat this, we implemented surcharges across all brands in fiscal year 2022 that were made permanent price increases at the beginning of fiscal year 2023, while we worked aggressively to minimize incremental price increases to lessen any volume impact associated with increased prices. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For instance, increasing interest rates, which we are currently experiencing, could reduce retail consumer appetite for our product or reduce the appetite or availability for credit for our dealers and retail consumers. Further, we believe a substantial increase or decrease in the price of oil, strength or weakness of the U.S. dollar and tariffs can result in greater or reduced demand for our boats in certain markets. Consumer confidence, expanded or eroded, is a variable that can also impact demand for our products in both directions. Other challenges that could impact demand for recreational powerboats include, fuel costs, a meaningful reduction in the value of global or domestic equity markets, the continued acceptance of our new products in the recreational boating market, our ability to compete in the competitive power boating industry, and the costs of labor and certain of our raw materials and key components. An additional variable that could affect our volumes is weather related events. For example, we shut down production in all our Florida facilities as a precaution during hurricanes that made landfall in Florida during the first half of fiscal 2023. The downtime related to Hurricane Ian impacted the number of boats that we were able to ship at the end of the first quarter of fiscal year 2023. Our facilities were ultimately not meaningfully impacted by the hurricane, and we were able to restart production and shipments in the second fiscal quarter as we normally would.
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
Net Income Attributable to Non-controlling Interest
As of each of March 31, 2023 and 2022, we had a 97.8% and a 97.2%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	375,119	100.0%	344,287	100.0%	1,016,062	100.0%	861,671	100.0%
Cost of sales	276,545	73.7%	247,166	71.8%	767,229	75.5%	641,247	74.4%
Gross profit	98,574	26.3%	97,121	28.2%	248,833	24.5%	220,424	25.6%
Operating expenses:
Selling and marketing	7,176	1.9%	6,773	2.0%	18,560	1.8%	17,548	2.0%
General and administrative	19,455	5.2%	17,129	5.0%	57,732	5.7%	49,207	5.7%
Amortization	1,680	0.4%	1,682	0.4%	5,111	0.5%	5,257	0.7%
Operating income	70,263	18.8%	71,537	20.8%	167,430	16.5%	148,412	17.2%
Other expense, net:
Other (income) expense, net	(110)	—%	(10)	—%	153	—%	(33)	—%
Interest expense	649	0.2%	650	0.2%	2,844	0.3%	1,990	0.2%
Other expense, net	539	0.2%	640	0.2%	2,997	0.3%	1,957	0.2%
Income before provision for income taxes	69,724	18.6%	70,897	20.6%	164,433	16.2%	146,455	17.0%
Provision for income taxes	16,272	4.4%	16,064	4.7%	38,480	3.8%	32,710	3.8%
Net income	53,452	14.2%	54,833	15.9%	125,953	12.4%	113,745	13.2%
Net income attributable to non-controlling interest	1,564	0.4%	1,955	0.6%	4,020	0.4%	4,032	0.5%
Net income attributable to Malibu Boats, Inc.	51,888	13.8%	52,878	15.3%	121,933	12.0%	109,713	12.7%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	1,338	50.7%	1,457	56.9%	3,874	53.0%	3,695	55.5%
Saltwater Fishing	718	27.2%	551	21.5%	1,859	25.4%	1,505	22.6%
Cobalt	581	22.1%	554	21.6%	1,580	21.6%	1,459	21.9%
Total units	2,637	100.0%	2,562	100.0%	7,313	100.0%	6,659	100.0%

Net sales per unit	$142,252		$134,382		$138,939		$129,399

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Net Sales
Net sales for the three months ended March 31, 2023 increased $30.8 million, or 9.0%, to $375.1 million as compared to the three months ended March 31, 2022. The increase in net sales was driven primarily by increased unit volumes in our Saltwater Fishing and Cobalt segments, a favorable model mix across all segments and inflation-driven year-over-year price increases, partially offset by lower unit volumes in the Malibu segment. Unit volume for the three months ended March 31,

2023, increased 75 units, or 2.9%, to 2,637 units as compared to the three months ended March 31, 2022. Our unit volume increased primarily due to strong wholesale restocking demand across our Cobalt and Saltwater Fishing segments.
Net sales attributable to our Malibu segment decreased $6.3 million, or 3.5%, to $172.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Unit volumes attributable to our Malibu segment decreased 119 units for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily as a result of reduced wholesale restocking demand as channel inventory becomes more normalized combined with lower retail activity, accentuated by an abnormally high comparative period. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment increased $29.0 million, or 31.0%, to $122.7 million, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Unit volume increased 167 units for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in net sales was driven by increased volume, inflation-driven year-over-year price increases and a favorable model mix.
Net sales attributable to our Cobalt segment increased $8.1 million, or 11.3%, to $79.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Unit volumes attributable to Cobalt increased 27 units for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in net sales was driven primarily by increased volume, inflation-driven year-over-year price increases and a favorable model mix.
Overall consolidated net sales per unit increased 5.9% to $142,252 per unit for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Net sales per unit for our Malibu segment increased 5.1% to $128,977 per unit for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 0.5% to $170,837 per unit for the three months ended March 31, 2023 driven by inflation-driven year-over-year price increases, offset by an unfavorable model mix. Net sales per unit for our Cobalt segment increased 6.1% to $137,499 per unit for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by a favorable model mix and inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended March 31, 2023 increased $29.4 million, or 11.9%, to $276.5 million as compared to the three months ended March 31, 2022. The increase in cost of sales was primarily driven by a 2.9% increase in volumes, a mix shift to Saltwater Fishing and Cobalt and increased component costs. In the Malibu segment, while we experienced higher per unit material and labor costs, the volume decrease more than offset the $5.5 million increase in cost of sales related to higher per unit rates. Within our Saltwater Fishing segment, higher per unit material and labor costs contributed $2.7 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and offset by an unfavorable model mix. In the Cobalt segment, higher per unit material and labor costs contributed $4.4 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the three months ended March 31, 2023 increased $1.5 million, or 1.5%, to $98.6 million compared to the three months ended March 31, 2022. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the three months ended March 31, 2023 decreased 190 basis points from 28.2% to 26.3% driven primarily by increased mix of the Saltwater Fishing segment and increased dealer flooring program costs.
Operating Expenses
Selling and marketing expenses for the three months ended March 31, 2023 increased $0.4 million, or 6.0% to $7.2 million compared to the three months ended March 31, 2022. The increase was driven primarily by increased promotional events. As a percentage of sales, selling and marketing expenses decreased 10 basis points to 1.9% for the three months ended March 31, 2023 compared to 2.0% for the three months ended March 31, 2022. General and administrative expenses for the three months ended March 31, 2023 increased $2.3 million, or 13.6%, to $19.5 million as compared to the three months ended March 31, 2022 driven primarily by an increase in compensation and personnel-related expenses, an increase in professional fees and an increase in travel related expenses. As a percentage of sales, general and administrative expenses increased 20 basis points to 5.2% for the three months ended March 31, 2023 compared to 5.0% for the three months ended March 31, 2022. Amortization expense remained flat at $1.7 million for the three months ended March 31, 2023.

Other Expense (Income), Net
Other expense (income), net for the three months ended March 31, 2023 decreased by $0.1 million, or 15.8% to $0.5 million, compared to the three months ended March 31, 2022. The decrease in other expense (income) resulted primarily from increased other income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2023, increased $0.2 million, or 1.3%, to $16.3 million compared to the three months ended March 31, 2022. The increase primarily resulted from increased state taxes. For the three months ended March 31, 2023 and 2022, our effective tax rate of 23.3% and 22.7%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in the effective tax rate in both periods was partially offset by a windfall benefit generated by certain stock-based compensation, as well as the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2023 and 2022, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.5% and 2.8%, respectively.
Comparison of the Nine Months Ended March 31, 2023 to the Nine Months Ended March 31, 2022
Net Sales
Net sales for the nine months ended March 31, 2023 increased $154.4 million, or 17.9%, to $1,016.1 million as compared to the nine months ended March 31, 2022. The increase in net sales was driven by increased unit volumes across all three segments, inflation-driven year-over-year price increases and a favorable model mix, partially offset by increased dealer flooring program costs resulting from higher interest rates and increased inventory levels as inventory levels move towards pre-COVID levels. Unit volume for the nine months ended March 31, 2023, increased 654 units, or 9.8%, to 7,313 units as compared to the nine months ended March 31, 2022. Our unit volume increased primarily due to strong wholesale restocking demand across all segments.
Net sales attributable to our Malibu segment increased $45.4 million, or 10.5%, to $475.9 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Unit volumes attributable to our Malibu segment increased 179 units for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The increase in net sales was driven primarily by increased volume and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs.
Net sales attributable to our Saltwater Fishing segment increased $74.9 million, or 30.5%, to $320.5 million, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Unit volume increased 354 units for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase in net sales was driven by increased volume, inflation-driven year-over-year price increases and a favorable model mix.
Net sales attributable to our Cobalt segment increased $34.2 million, or 18.4%, to $219.7 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Unit volumes attributable to Cobalt increased 121 units for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase in net sales was driven by increased volume, inflation-driven year-over-year price increases and a favorable model mix, partially offset by increased dealer flooring program costs.
Overall consolidated net sales per unit increased 7.4% to $138,939 per unit for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Net sales per unit for our Malibu segment increased 5.4% to $122,846 per unit for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, driven by inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 5.6% to $172,393 per unit for the nine months ended March 31, 2023 driven by inflation-driven year-over-year price increases, partially offset by an unfavorable model mix. Net sales per unit for our Cobalt segment increased 9.3% to $139,037 per unit for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, driven by inflation-driven year-over-year price increases and a favorable model mix, partially offset by increased dealer flooring program costs.

Cost of Sales
Cost of sales for the nine months ended March 31, 2023 increased $126.0 million, or 19.6%, to $767.2 million as compared to the nine months ended March 31, 2022. The increase in cost of sales was primarily driven by a 9.8% increase in volumes and increased prices due to inflationary pressures that have impacted prices on parts and components. In the Malibu segment, higher per unit material and labor costs contributed $16.8 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures. Within our Saltwater Fishing segment, higher per unit material and labor costs contributed $12.3 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit. In the Cobalt segment, higher per unit material and labor costs contributed $16.2 million to the increase in cost of sales and were driven by increased prices due to inflationary pressures and by an increased mix of larger models that corresponded with higher net sales per unit.
Gross Profit
Gross profit for the nine months ended March 31, 2023 increased $28.4 million, or 12.9%, to $248.8 million compared to the nine months ended March 31, 2022. The increase in gross profit was driven primarily by higher sales revenue partially offset by the increased cost of sales for the reasons noted above. Gross margin for the nine months ended March 31, 2023 decreased 110 basis points from 25.6% to 24.5% driven primarily by an increased mix of the Saltwater Fishing segment and increased dealer flooring program costs and partially offset by better year-over-year performance in our Saltwater Fishing segment.
Operating Expenses
Selling and marketing expenses for the nine months ended March 31, 2023 increased $1.0 million, or 5.8% to $18.6 million compared to the nine months ended March 31, 2022. The increase was driven primarily by increased promotional events. As a percentage of sales, selling and marketing expenses decreased 20 basis points to 1.8% for the nine months ended March 31, 2023 compared to 2.0% for the nine months ended March 31, 2022. General and administrative expenses for the nine months ended March 31, 2023 increased $8.5 million, or 17.3%, to $57.7 million as compared to the nine months ended March 31, 2022 driven primarily by an increase in compensation and personnel-related expenses, an increase in professional fees and an increase in travel related expenses. As a percentage of sales, general and administrative expenses remained flat at 5.7% for the nine months ended March 31, 2023. Amortization expense for the nine months ended March 31, 2023 decreased $0.1 million, or 2.8% to $5.1 million compared to the nine months ended March 31, 2022 due to a decrease of amortization expense related to fully amortized intangibles.
Other Expense (Income), Net
Other expense (income), net for the nine months ended March 31, 2023 increased by $1.0 million, or 53.1% to $3.0 million, compared to the nine months ended March 31, 2022. The increase in other expense (income) resulted primarily from increased interest expense due to a higher average interest rate during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2023, increased $5.8 million, or 17.6%, to $38.5 million compared to the nine months ended March 31, 2022. The increase primarily resulted from increased pre-tax earnings and increased state taxes. For the nine months ended March 31, 2023 and 2022, our effective tax rate of 23.4% and 22.3%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in the effective tax rate in both periods was partially offset by a windfall benefit generated by certain stock-based compensation, as well as the benefits of the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2023 and 2022, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.7% and 2.8%, respectively.

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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income	$53,452	$54,833	$125,953	$113,745
Provision for income taxes	16,272	16,064	38,480	32,710
Interest expense	649	650	2,844	1,990
Depreciation	5,463	4,848	16,147	14,379
Amortization	1,680	1,682	5,111	5,257
Stock-based compensation expense [1]	1,751	1,691	5,402	4,547
Adjusted EBITDA	$79,267	$79,768	$193,937	$172,628
Net Sales	$375,119	$344,287	$1,016,062	$861,671
Net Income Margin [2]	14.2%	15.9%	12.4%	13.2%
Adjusted EBITDA Margin [2]	21.1%	23.2%	19.1%	20.0%

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$51,888	$52,878	$121,933	$109,713
Provision for income taxes	16,272	16,064	38,480	32,710
Acquisition related expenses [1]	1,641	1,641	4,995	4,995
Stock-based compensation expense [2]	1,751	1,691	5,402	4,547
Net income attributable to non-controlling interest [3]	1,564	1,955	4,020	4,032
Fully distributed net income before income taxes	73,116	74,229	174,830	155,997
Income tax expense on fully distributed income before income taxes [4]	17,767	17,666	42,484	37,127
Adjusted fully distributed net income	$55,349	$56,563	$132,346	$118,870

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income per share:	20,533,649	20,777,512	20,465,534	20,843,040
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [5]	516,322	600,919	573,132	600,919
Weighted-average unvested restricted stock awards issued to management [6]	290,450	268,387	276,587	246,737
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,340,421	21,646,818	21,315,253	21,690,696
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income available to Class A Common Stock per share	$2.53	$2.54	$5.96	$5.26
Impact of adjustments:
Provision for income taxes	0.79	0.77	1.88	1.57
Acquisition related expenses [1]	0.08	0.08	0.24	0.24
Stock-based compensation expense [2]	0.09	0.08	0.27	0.22
Net income attributable to non-controlling interest [3]	0.08	0.09	0.20	0.19
Fully distributed net income per share before income taxes	3.57	3.56	8.55	7.48
Impact of income tax expense on fully distributed income before income taxes [4]	(0.87)	(0.85)	(2.08)	(1.78)
Impact of increased share count [7]	(0.11)	(0.10)	(0.26)	(0.22)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$2.59	$2.61	$6.21	$5.48

(1)	For the three and nine months ended March 31, 2023 and 2022, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
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
(4)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.3% and 23.8% of income before income taxes for the three and nine months ended March 31, 2023 and 2022, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2023 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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
Material Cash Requirements
Capital Expenditures. For fiscal year 2022, we incurred approximately $55.1 million in capital expenditures related to the expansion of our Florida facility used for Maverick Boats Group as well as new models, capacity enhancements and vertical integration initiatives. Excluding the Roane County property purchase and related improvements described below, we expect capital expenditures between $50.0 million and $60.0 million for fiscal year 2023 primarily for investments in new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Roane County Property Purchase and Related Improvements. On March 28, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33.3 million. As of March 31, 2023, we have deposited approximately $7.8 million in escrow pursuant to the Purchase Agreement, and expect to pay the approximately $25.5 million balance of the purchase price upon the closing of the transaction within the next 12 months. We also expect to incur additional capital expenditures of approximately $15.0 million to make changes to the facility to meet our operational needs.
Principal and Interest Payments. On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of March 31, 2023, we had $21.7 million outstanding under our revolving credit facility and $1.5 million in outstanding letters of credit, with $326.8 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after March 31, 2023, our interest payments would be approximately $1.4 million within the next 12 months based on the interest rate at March 31, 2023 of 6.12%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
Tax Receivable Agreement. We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $4.0 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which was filed on March 15, 2023.
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.7 million and our total committed lease payments are $11.7 million as of March 31, 2023. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2023 and 2024. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of March 31, 2023, we had purchase orders in the amount of $146.1 million due within the next 12 months.
Stock Repurchase Program. During the nine months ended March 31, 2023, we repurchased 143,759 shares of Class A Common Stock for $7.9 million in cash including related fees and expenses under our prior repurchase program which expired on November 8, 2022. On November 3, 2022, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units (the “2022 Repurchase Program”)

for the period from November 8, 2022 to November 8, 2023. As of March 31, 2023, $100.0 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2022 Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund repurchases under the 2022 Repurchase Program from cash on hand.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2023	2022
Total cash provided by (used in):
Operating activities	$107,990	$119,042
Investing activities	(43,505)	(46,636)
Financing activities	(112,847)	(56,932)
Impact of currency exchange rates on cash balances	(224)	13
(Decrease) increase in cash	$(48,586)	$15,487
Operating Activities
Net cash provided by operating activities was $108.0 million for the nine months ended March 31, 2023, compared to $119.0 million for the nine months ended March 31, 2022, a decrease of $11.1 million. The decrease in cash provided by operating activities resulted from an increase of $12.5 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) offset by a net decrease in operating assets and liabilities of $23.6 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $43.5 million for the nine months ended March 31, 2023, and $46.6 million for the nine months ended March 31, 2022. Net cash used for investing activities for the nine months ended March 31, 2023 was primarily related to increased capital expenditures compared to the nine months ended March 31, 2022. We also acquired certain assets of AmTech, LLC and BTR, LLC related to our wire harness operations during the nine months ended March 31, 2022.

Financing Activities
Net cash used in financing activities was $112.8 million for the nine months ended March 31, 2023, compared to net cash used in financing activities of $56.9 million for the nine months ended March 31, 2022, a change of $55.9 million. During the nine months ended March 31, 2023, we repaid $23.1 million on our term loans and repaid $217.0 million of borrowings under our revolving credit facility and repurchased $7.9 million of our Class A Common Stock under our prior repurchase program. We also paid $2.9 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $2.4 million in distributions to LLC Unit holders and paid $1.4 million in deferred financing costs. We received proceeds of $141.7 million under our amended revolving credit facility noted below and received $0.1 million in proceeds from the exercise of stock options. During the nine months ended March 31, 2022, we repaid $20.0 million of borrowings under our revolving credit facility and repurchased $30.2 million of our Class A Common Stock under our previously announced stock repurchase program. We also repaid $3.9 million on our term loans, paid $2.1 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $1.7 million in distributions to LLC Unit holders and received $1.0 million in proceeds from the exercise of stock options.
Revolving Credit Facility
We have a revolving credit facility in an aggregate principal amount of up to $350.0 million with a maturity date of July 8, 2027. As of March 31, 2023, we had $21.7 million outstanding under our revolving credit facility and $1.5 million in outstanding letters of credit, with $326.8 million available for borrowing.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the nine months ended March 31, 2023 and 2022, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
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
Critical Accounting Policies
As of March 31, 2023, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2022, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended March 31, 2023, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In a series of transactions on February 6 and February 7, 2023, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 5,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
In a series of transactions on February 7 and February 8, 2023, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 140,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Amended and Restated Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Description of Class A Common Stock [6]
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.1	Purchase and Sale Agreement, dated March 28, 2023 [7]
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Interim Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Interim Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Included as Exhibit 101).
(1)    Filed as an exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-192862) filed on January 8, 2014.
(2)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 7, 2023.
(3)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.
(4)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.
(5)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.
(6)    Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-36290) filed on August 26, 2021.
(7)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on April 3, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2023	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ David Black
David Black, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)