Form 10-Q
period 2023-09-30
MALIBU BOATS, INC.
filed 2023-10-31
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of October 25, 2023:	20,397,303	shares
Class B Common Stock, par value $0.01, outstanding as of October 25, 2023:	12	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: general industry, economic and business conditions; our ability to execute our manufacturing strategy; our large fixed cost base; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our reliance on certain suppliers for our engines and outboard motors; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; our success at developing and implementing a new enterprise resource planning system; risks inherent in operating in foreign jurisdictions; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; our dependence on key personnel; our ability to enhance existing products and market new or enhanced products; the continued strength of our brands; the seasonality of our business; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; competition with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and increases in interest rates; an increase in energy and fuel costs; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to claims for product liability and warranty claims; changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our holding company structure; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our obligation to make certain payments under a tax receivables agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on August 29, 2023, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2023	2022
Net sales	$255,830	$302,211
Cost of sales	199,036	227,606
Gross profit	56,794	74,605
Operating expenses:
Selling and marketing	5,752	5,186
General and administrative	20,705	19,220
Amortization	1,715	1,716
Operating income	28,622	48,483
Other expense, net:
Other (income) expense, net	(10)	70
Interest expense	884	1,285
Other expense, net	874	1,355
Income before provision for income taxes	27,748	47,128
Provision for income taxes	6,978	11,023
Net income	20,770	36,105
Net income attributable to non-controlling interest	511	1,222
Net income attributable to Malibu Boats, Inc.	$20,259	$34,883

Comprehensive income:
Net income	$20,770	$36,105
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(751)	(1,436)
Other comprehensive (loss)	(751)	(1,436)
Comprehensive income	20,019	34,669
Less: comprehensive income attributable to non-controlling interest	493	1,173
Comprehensive income attributable to Malibu Boats, Inc.	$19,526	$33,496

Weighted-average shares outstanding used in computing net income per share:
Basic	20,586,487	20,459,849
Diluted	20,684,230	20,632,727
Net income available to Class A Common Stock per share:
Basic	$0.98	$1.70
Diluted	$0.98	$1.69

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2023	June 30, 2023
Assets
Current assets
Cash	$45,462	$78,937
Trade receivables, net	64,846	68,381
Inventories, net	174,128	171,189
Prepaid expenses and other current assets	12,083	7,827
Total current assets	296,519	326,334
Property, plant and equipment, net	237,548	204,792
Goodwill	100,389	100,577
Other intangible assets, net	219,717	221,458
Deferred tax assets	58,566	62,573
Other assets	9,668	10,190
Total assets	$922,407	$925,924
Liabilities
Current liabilities
Accounts payable	$37,995	$40,402
Accrued expenses	109,478	187,078
Income taxes and tax distribution payable	839	847
Payable pursuant to tax receivable agreement, current portion	4,111	4,111
Total current liabilities	152,423	232,438
Deferred tax liabilities	28,650	28,453
Other liabilities	9,468	9,926
Payable pursuant to tax receivable agreement, less current portion	39,354	39,354
Long-term debt	65,000	—
Total liabilities	294,895	310,171
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,404,413 shares issued and outstanding as of September 30, 2023; 20,603,822 issued and outstanding as of June 30, 2023	202	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of September 30, 2023 and June 30, 2023	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and June 30, 2023	—	—
Additional paid in capital	78,194	86,321
Accumulated other comprehensive loss	(5,091)	(4,340)
Accumulated earnings	545,956	525,697
Total stockholders' equity attributable to Malibu Boats, Inc.	619,261	607,882
Non-controlling interest	8,251	7,871
Total stockholders’ equity	627,512	615,753
Total liabilities and stockholders' equity	$922,407	$925,924
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	20,603	$204	12	$—	$86,321	$(4,340)	$525,697	$7,871	$615,753
Net income	—	—	—	—	—	—	20,259	511	20,770
Stock based compensation, net of withholding taxes on vested equity awards	—	—	—	—	1,443	—	—	—	1,443
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(199)	(2)	—	—	(9,617)	—	—	—	(9,619)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(751)	—	(17)	(768)
Balance at September 30, 2023	20,404	$202	12	$—	$78,194	$(5,091)	$545,956	$8,251	$627,512

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568
Net income	—	—	—	—	—	—	34,883	1,222	36,105
Stock based compensation, net of withholding taxes on vested equity awards	(12)	—	—	—	743	—	—	—	743
Issuances of equity for services	—	—	—	—	67	—	—	—	67
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(696)	(696)
Foreign currency translation adjustment	—	—	—	—	—	(1,436)	—	(43)	(1,479)
Balance at September 30, 2022	20,345	$202	10	$—	$78,237	$(4,943)	$456,067	$10,877	$540,440

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2023	2022
Operating activities:
Net income	$20,770	$36,105
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash compensation expense	1,460	1,635
Non-cash compensation to directors	297	290
Depreciation	6,324	5,296
Amortization	1,715	1,716
Deferred income taxes	4,199	1,137
Other items, net	533	617
Change in operating assets and liabilities:
Trade receivables	3,501	5,153
Inventories	(3,217)	(25,714)
Prepaid expenses and other assets	(4,549)	(3,784)
Accounts payable	(1,995)	7,154
Income taxes payable	675	8,846
Accrued expenses	(77,650)	(6,195)
Other liabilities	(474)	(567)
Net cash (used in) provided by operating activities	(48,411)	31,689
Investing activities:
Purchases of property, plant and equipment	(39,527)	(12,362)
Net cash used in investing activities	(39,527)	(12,362)
Financing activities:
Proceeds from revolving credit facility	75,000	121,700
Principal payments on long-term borrowings	—	(23,125)
Payments on revolving credit facility	(10,000)	(147,000)
Payment of deferred financing costs	—	(1,362)
Cash paid for withholding taxes on vested restricted stock	—	(871)
Distributions to LLC Unit holders	(776)	(1,045)
Repurchase and retirement of common stock	(9,619)	(7,868)
Net cash provided by (used in) financing activities	54,605	(59,571)
Effect of exchange rate changes on cash	(142)	(449)
Changes in cash	(33,475)	(40,693)
Cash—Beginning of period	78,937	83,744
Cash—End of period	$45,462	$43,051

Supplemental cash flow information:
Cash paid for interest	$95	$1,056
Cash paid for income taxes	579	760

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and share and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (“MBI” and, together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). The LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, (“Boats LLC”), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. The Company sells its boats under eight brands -- Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes and Cobalt brands. The Company reports its results of operations under three reportable segments -- Malibu, Saltwater Fishing and Cobalt.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu and subsidiaries for the year ended June 30, 2023, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
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

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$99,439	$92,252	$57,104	$248,795
Part and other sales	5,566	370	1,099	7,035
Net Sales	$105,005	$92,622	$58,203	$255,830

Revenue by geography:
North America	$97,055	$91,865	$57,456	$246,376
International	7,950	757	747	9,454
Net Sales	$105,005	$92,622	$58,203	$255,830

	Three Months Ended September 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$140,163	$91,893	$63,630	$295,686
Part and other sales	5,005	340	1,180	6,525
Net Sales	$145,168	$92,233	$64,810	$302,211

Revenue by geography:
North America	$130,650	$88,941	$62,281	$281,872
International	14,518	3,292	2,529	20,339
Net Sales	$145,168	$92,233	$64,810	$302,211
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

	As of September 30, 2023		As of June 30, 2023
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	455,919	2.2%	455,919	2.2%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,404,413	97.8%	20,603,822	97.8%
	20,860,332	100.0%	21,059,741	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2023, the Company did not cause the LLC to issue any LLC Units to the Company. During the three months ended September 30, 2023, 133 LLC Units were canceled in connection with the reversal of previously vested awards and the retirement of 133 treasury shares in accordance with the LLC Agreement. Also during the three months ended September 30, 2023, 199,276 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 199,276 treasury shares under the Company's stock repurchase program that expires on November 8, 2023.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2023 and June 30, 2023, tax distributions payable to non-controlling LLC Unit holders were $114 and $776, respectively. During the three months ended September 30, 2023 and 2022, tax distributions paid to the non-controlling LLC Unit holders were $776 and $1,045, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Inventories
Inventories, net consisted of the following:

	As of September 30, 2023	As of June 30, 2023
Raw materials	$136,266	$142,948
Work in progress	25,585	19,222
Finished goods	12,277	9,019
Total inventories	$174,128	$171,189

5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of September 30, 2023	As of June 30, 2023
Land	$4,905	$4,905
Building and leasehold improvements	119,442	119,324
Machinery and equipment	107,498	103,362
Furniture and fixtures	12,819	12,672
Construction in process	82,132	47,482
	326,796	287,745
Less: Accumulated depreciation	(89,248)	(82,953)
Property, plant and equipment, net	$237,548	$204,792
Depreciation expense was $6,324 and $5,296 for the three months ended September 30, 2023 and 2022, respectively, substantially all of which was recorded in cost of sales.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended September 30, 2023 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2023	$12,072	$68,714	$19,791	$100,577
Effect of foreign currency changes on goodwill	(188)	—	—	(188)
Goodwill as of September 30, 2023	$11,884	$68,714	$19,791	$100,389
The components of other intangible assets were as follows:

	As of September 30, 2023	As of June 30, 2023	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,659	$131,725	15-20	15.4
Patent	2,600	2,600	15	8.8
Trade name	100	100	15	6.7
Non-compete agreement	45	46	10	1.1
Total	134,404	134,471
Less: Accumulated amortization	(32,887)	(31,213)
Total definite-lived intangible assets, net	101,517	103,258
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$219,717	$221,458
Amortization expense recognized on all amortizable intangibles was $1,715 and $1,716 for the three months ended September 30, 2023 and 2022, respectively.

Estimated future amortization expenses as of September 30, 2023 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2024	$5,088
2025	6,799
2026	6,797
2027	6,797
2028	6,797
2029 and thereafter	69,239
$101,517

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2023	As of June 30, 2023
Warranties	$41,597	$41,709
Dealer incentives	18,517	14,996
Accrued compensation	17,188	19,671
Current operating lease liabilities	2,324	2,324
Litigation settlement	—	100,000
Accrued legal and professional fees	21,866	1,899
Customer deposits	4,202	4,054
Other accrued expenses	3,784	2,425
Total accrued expenses	$109,478	$187,078
Litigation settlement represents the settlement of product liability cases in June 2023 for $100,000. Accrued legal and professional fees includes approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. For more information, refer to Note 15 of our condensed consolidated financial statements included elsewhere in this report.
8. Product Warranties
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2023	2022
Beginning balance	$41,709	$38,673
Add: Warranty expense	6,414	6,405
Less: Warranty claims paid	(6,526)	(5,679)
Ending balance	$41,597	$39,399

9. Financing
Outstanding debt consisted of the following:

	As of September 30, 2023	As of June 30, 2023
Term loan	$—	$—
Revolving credit loan	65,000	—
Total debt	65,000	—
Less current maturities	—	—
Long-term debt less current maturities	$65,000	$—
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of September 30, 2023, the Company had $65,000 outstanding under its revolving credit facility and $1,578 in outstanding letters of credit, with $283,422 available for borrowing. The revolving credit facility matures on July 8, 2027. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of September 30, 2023, the interest rate on the Company’s revolving credit facility was 6.72%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of September 30, 2023, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of September 30, 2023	As of June 30, 2023
Assets
Right-of-use assets	Other assets	$8,358	$8,808

Liabilities
Current operating lease liabilities	Accrued expenses	$2,324	$2,324
Long-term operating lease liabilities	Other liabilities	7,317	7,843
Total lease liabilities		$9,641	$10,167

Classification		Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating lease costs (1)	Cost of sales	$705	$667
	Selling and marketing, and general and administrative	240	219

Sublease income	Other (income) expense, net	(10)	(10)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	664	623

(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of September 30, 2023 and 2022 was 4.34 years and 5.31 years, respectively. As of September 30, 2023 and 2022, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.69% and 3.64%, respectively.
Future annual minimum lease payments for the following fiscal years as of September 30, 2023 are as follows:

Amount
Remainder of 2024	$1,992
2025	2,370
2026	2,274
2027	2,258
2028	1,505
2029 and thereafter	1
Total	10,400
Less: imputed interest	(759)
Present value of lease liabilities	$9,641

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of September 30, 2023	As of June 30, 2023
Beginning fiscal year balance	$43,465	$45,541
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	1,710
Adjustment for change in estimated state tax rate or benefits	—	188
Payments under tax receivable agreement	—	(3,974)
	43,465	43,465
Less: current portion under tax receivable agreement	(4,111)	(4,111)
Ending balance	$39,354	$39,354
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
As of September 30, 2023 and June 30, 2023, the Company recorded deferred tax assets of $118,148 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2024.
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
As of September 30, 2023 and June 30, 2023, the Company maintained a total valuation allowance of $16,895 and $16,876, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the three months ended September 30, 2023 relating to the Inflation Reduction Act.
For the three months ended September 30, 2023 and 2022, the Company's effective tax rate was 25.1% and 23.4%, respectively. For the three months ended September 30, 2023 and 2022, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended September 30, 2023, this increase in tax rate was partially offset by the benefit of the foreign derived intangible income deduction. For the three months ended September 30, 2022, this increase in tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefit of the foreign derived intangible income deduction.
13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2023, 403,182 shares remain available for future issuance under the long term incentive plan.
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2023:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2023	17,973	$37.55
Options granted	—	—
Options exercised	—	—
Outstanding options as of September 30, 2023	17,973	37.55
Exercisable as of September 30, 2023	17,973	$37.55
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2023:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2023	324,824	$57.98
Granted	802	58.66
Vested	(802)	58.66
Forfeited	(3,026)	56.72
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2023	321,798	$57.99
Stock-based compensation expense attributable to the Company's share-based equity awards was $1,460 and $1,635 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three months ended September 30, 2023 include 802 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2023	2022
Basic:
Net income attributable to Malibu Boats, Inc.	$20,259	$34,883
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,322,239	20,215,758
Weighted-average participating restricted stock units convertible into Class A Common Stock	264,248	244,091
Basic weighted-average shares outstanding	20,586,487	20,459,849
Basic net income per share	$0.98	$1.70

Diluted:
Net income attributable to Malibu Boats, Inc.	$20,259	$34,883
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,586,487	20,459,849
Restricted stock units granted to employees	65,118	90,924
Stock options granted to employees	5,409	14,767
Market performance awards granted to employees	27,216	67,187
Diluted weighted-average shares outstanding [1]	20,684,230	20,632,727
Diluted net income per share	$0.98	$1.69
1 The Company excluded 470,262 and 628,436 potentially dilutive shares from the calculation of diluted net income per share for the three months ended September 30, 2023 and 2022, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $400,747 and $385,448 as of September 30, 2023 and June 30, 2023, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three months ended September 30, 2023 and 2022, there were no repurchases and as of September 30, 2023, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of September 30, 2023 consistent with June 30, 2023.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of September 30, 2023 and June 30, 2023, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
Roane County Property Purchase
On March 28, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33,300. As of June 30, 2023, the Company had deposited approximately $7,800 in escrow pursuant to the Purchase Agreement. On July 25, 2023, the transaction closed and the Company paid the remaining $25,500 balance of the purchase price. In addition to the purchase price, the Company has incurred approximately $5,300 of capital expenditures through September 30, 2023 to update the facility to meet its operational needs and expects to incur additional capital expenditures of approximately $14,100 with respect to the facility.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and believes there are no product liability claims as of September 30, 2023 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Management does not believe there are any pending claims (asserted or unasserted) as of September 30, 2023 that would have a material adverse impact on the Company's results of operations, financial condition or cash flows.

Legal Proceedings
Insurance Litigation
MBI and its indirect subsidiary Boats LLC were defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the “Batchelder I Matter”), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Batchelder I Plaintiffs”). Boats LLC was also a defendant in a related product liability case, Stephan Paul Batchelder and Margaret Mary Batchelder, as Natural Guardians of Josh Patrick Batchelder, a minor; Darin Batchelder, individually, and as Natural Guardian of Zach Batchelder, a minor; and Kayla Batchelder (the “Batchelder II Plaintiffs” and, together with the Batchelder I Plaintiffs, the “Batchelder Plaintiffs”) v. Malibu Boats, LLC v. Dennis Michael Ficarra; Superior Court of Rabun County, Civil Action File No. 2022-CV-0034 (the “Batchelder II Matter” and, together with the Batchelder I Matter, the “Batchelder Matters”). On June 30, 2023, MBI and Boats LLC entered into a Confidential General Release and Settlement Agreement (the “Settlement Agreement”) with the Batchelder Plaintiffs in settlement of the Batchelder Matters and all matters related to the Batchelder Matters. Pursuant to the Settlement Agreement, among other things, Malibu Boats, Inc., or Boats LLC, as the case may be, paid (or caused to be paid) to the Batchelder Plaintiffs and their agents a total of $100,000, of which (a) $40,000 was paid to the Batchelder Plaintiffs and their agents promptly following the execution of the Settlement Agreement and (b) $60,000 was placed in an escrow account and held by the Escrow Agent pursuant to the terms of an Escrow Agreement. All conditions for releasing the $60,000 placed in the escrow account have been satisfied.
MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of September 30, 2023, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. The Company intends to vigorously pursue its claims against its insurers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three months ended September 30, 2023, or (b) attributed assets equal to 10% of total assets as of September 30, 2023. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2023 and 2022, respectively, and the Company’s financial position at September 30, 2023 and June 30, 2023, respectively:

	Three Months Ended September 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$105,005	$92,622	$58,203	$255,830
Income before provision for income taxes	$11,937	$8,995	$6,816	$27,748

	Three Months Ended September 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$145,168	$92,233	$64,810	$302,211
Income before provision for income taxes	$27,916	$10,260	$8,952	$47,128

	As of September 30, 2023	As of June 30, 2023
Assets
Malibu	$235,411	$249,447
Saltwater Fishing	437,102	432,806
Cobalt	249,894	243,671
Total assets	$922,407	$925,924

17. Subsequent Events
On October 26, 2023, the Company's Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100,000 of its Class A Common Stock and the LLC's LLC Units (the “2023 Repurchase Program”) for the period from November 8, 2023 to November 8, 2024. The Company intends to fund repurchases under the 2023 Repurchase Program from cash on hand.

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

		% of Net Sales
Segment	Brands	Three Months Ended September 30, 2023	Fiscal year ended June 30, 2023
Malibu	Malibu	41.0%	45.8%
	Axis

Saltwater Fishing	Pursuit	36.2%	32.4%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	22.8%	21.8%

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
On a consolidated basis, we achieved first quarter fiscal 2024 net sales, gross profit, net income and adjusted EBITDA of $255.8 million, $56.8 million, $20.8 million and $39.0 million, respectively, compared to $302.2 million, $74.6 million, $36.1 million and $57.1 million, respectively, for the first quarter of fiscal 2023. For the first quarter of fiscal 2024, net sales decreased 15.3%, gross profit decreased 23.9%, net income decreased 42.5% and adjusted EBITDA decreased 31.7% as compared to the first quarter of fiscal 2023. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Current inventory levels have now stabilized to pre-pandemic levels across all of our segments. While retail activity at our dealers trended lower during fiscal year 2023, given low inventory levels at the beginning of the fiscal year, we continued to experience strong wholesale demand throughout the first three quarters of fiscal year 2023. Now, as channel inventory is normalized, we believe wholesale demand will be directly dependent on the underlying retail activity for our products into the first half of fiscal year 2024.
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

Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network, our ability to offer dealer financing and incentives and our vertical integration efforts. We discuss each of these factors in more detail under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations” in our Form 10-K for the year ended June 30, 2023. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
Net Income Attributable to Non-controlling Interest
As of each of September 30, 2023 and 2022, we had a 97.8% and a 97.1%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2023		2022
	$	% Revenue	$	% Revenue
Net sales	255,830	100.0%	302,211	100.0%
Cost of sales	199,036	77.8%	227,606	75.3%
Gross profit	56,794	22.2%	74,605	24.7%
Operating expenses:
Selling and marketing	5,752	2.2%	5,186	1.7%
General and administrative	20,705	8.1%	19,220	6.4%
Amortization	1,715	0.7%	1,716	0.6%
Operating income	28,622	11.2%	48,483	16.0%
Other expense, net:
Other (income) expense, net	(10)	—%	70	—%
Interest expense	884	0.4%	1,285	0.4%
Other expense, net	874	0.4%	1,355	0.4%
Income before provision for income taxes	27,748	10.8%	47,128	15.6%
Provision for income taxes	6,978	2.7%	11,023	3.7%
Net income	20,770	8.1%	36,105	11.9%
Net income attributable to non-controlling interest	511	0.2%	1,222	0.4%
Net income attributable to Malibu Boats, Inc.	20,259	7.9%	34,883	11.5%

	Three Months Ended September 30,
	2023		2022
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	804	47.3%	1,218	54.4%
Saltwater Fishing	491	29.0%	548	24.5%
Cobalt	403	23.7%	471	21.1%
Total units	1,698	100.0%	2,237	100.0%

Net sales per unit	$150,665		$135,097
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Net Sales
Net sales for the three months ended September 30, 2023 decreased $46.4 million, or 15.3%, to $255.8 million as compared to the three months ended September 30, 2022. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased retail demand and increased dealer flooring program costs across all segments resulting from higher interest rates and increased inventory levels, partially offset by a favorable model mix across all segments and inflation-driven year-over-year price increases. Unit volume for the three months ended September 30, 2023, decreased 539 units, or 24.1%, to 1,698 units as compared to the three months ended September 30, 2022. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity during the period.
Net sales attributable to our Malibu segment decreased $40.2 million, or 27.7%, to $105.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Unit volumes attributable to our Malibu segment decreased 414 units for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment increased $0.4 million, or 0.4%, to $92.6 million, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Unit volume decreased 57 units for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in net sales was driven by inflation-driven year-over-year price increases and a favorable model mix, partially offset by a decrease in units and increased dealer flooring program costs.
Net sales attributable to our Cobalt segment decreased $6.6 million, or 10.2%, to $58.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Unit volumes attributable to Cobalt decreased 68 units for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in net sales was driven primarily by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 11.5% to $150,665 per unit for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Net sales per unit for our Malibu segment increased 9.6% to $130,603 per unit for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 12.1% to $188,640 per unit for the three months ended September 30, 2023 driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Cobalt segment increased 5.0% to $144,424 per unit for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs.
Cost of Sales
Cost of sales for the three months ended September 30, 2023 decreased $28.6 million, or 12.6%, to $199.0 million as compared to the three months ended September 30, 2022. The decrease in cost of sales was primarily driven by a 15.3% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $7.5 million, $7.1 million, and $2.5 million for the Malibu, Saltwater Fishing and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to inflationary pressures and a favorable model mix that corresponds to higher net sales per unit in our Malibu and Cobalt segments, partially offset by unfavorable model mix in our Saltwater Fishing segment.
Gross Profit
Gross profit for the three months ended September 30, 2023 decreased $17.8 million, or 23.9%, to $56.8 million compared to the three months ended September 30, 2022. The decrease in gross profit was driven primarily by lower net sales partially offset by the decreased cost of sales for the reasons noted above. Gross margin for the three months ended September 30, 2023 decreased 250 basis points from 24.7% to 22.2% driven primarily by increased mix of the Saltwater Fishing segment and increased dealer flooring program costs.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2023 increased $0.6 million, or 10.9% to $5.8 million compared to the three months ended September 30, 2022. The increase was driven primarily by increased promotional events and an increase in personnel-related expenses. As a percentage of sales, selling and marketing expenses increased 50 basis points to 2.2% for the three months ended September 30, 2023 compared to 1.7% for the three months ended September 30, 2022. General and administrative expenses for the three months ended September 30, 2023 increased $1.5 million, or 7.7%, to $20.7 million as compared to the three months ended September 30, 2022 driven primarily by an increase in personnel-related expenses. As a percentage of sales, general and administrative expenses increased 170 basis points to 8.1%

for the three months ended September 30, 2023 compared to 6.4% for the three months ended September 30, 2022. Amortization expense remained flat at $1.7 million for the three months ended September 30, 2023.
Other Expense, Net
Other expense, net for the three months ended September 30, 2023 decreased by $0.5 million, or 35.5% to $0.9 million, compared to the three months ended September 30, 2022. The decrease in other expense resulted primarily from decreased interest expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Provision for Income Taxes
Our provision for income taxes for the three months ended September 30, 2023, decreased $4.0 million, or 36.7%, to $7.0 million compared to the three months ended September 30, 2022. The decrease primarily resulted from decreased pre-tax earnings. For the three months ended September 30, 2023 and 2022, our effective tax rate of 25.1% and 23.4%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended September 30, 2023, this increase in tax rate was partially offset by the benefit of the foreign derived intangible income deduction. For the three months ended September 30, 2022, this increase in tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefit of the foreign derived intangible income deduction.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2023 and 2022, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.2% and 2.9%, respectively.

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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023	2022
Net income	$20,770	$36,105
Provision for income taxes	6,978	11,023
Interest expense	884	1,285
Depreciation	6,324	5,296
Amortization	1,715	1,716
Professional fees [1]	857	—
Stock-based compensation expense [2]	1,460	1,635
Adjusted EBITDA	$38,988	$57,060
Net Sales	$255,830	$302,211
Net Income Margin [3]	8.1%	11.9%
Adjusted EBITDA Margin [3]	15.2%	18.9%

(1)	For the three months ended September 30, 2023, represents legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$20,259	$34,883
Provision for income taxes	6,978	11,023
Professional fees [1]	857	—
Acquisition related expenses [2]	1,677	1,677
Stock-based compensation expense [3]	1,460	1,635
Net income attributable to non-controlling interest [4]	511	1,222
Fully distributed net income before income taxes	31,742	50,440
Income tax expense on fully distributed income before income taxes [5]	7,777	12,276
Adjusted fully distributed net income	$23,965	$38,164

	Three Months Ended September 30,
	2023	2022
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income per share:	20,586,487	20,459,849
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [6]	455,919	600,919
Weighted-average unvested restricted stock awards issued to management [7]	232,584	254,781
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,274,990	21,315,549
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2023	2022
Net income available to Class A Common Stock per share	$0.98	$1.70
Impact of adjustments:
Provision for income taxes	0.34	0.54
Professional fees [1]	0.04	—
Acquisition related expenses [2]	0.08	0.08
Stock-based compensation expense [3]	0.07	0.08
Net income attributable to non-controlling interest [4]	0.02	0.06
Fully distributed net income per share before income taxes	1.53	2.46
Impact of income tax expense on fully distributed income before income taxes [5]	(0.38)	(0.60)
Impact of increased share count [8]	(0.02)	(0.07)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.13	$1.79

(1)	For the three months ended September 30, 2023, represents legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
(2)	For the three months ended September 30, 2023 and 2022, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
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
(5)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% and 24.3% of income before income taxes for the three months ended September 30, 2023 and 2022, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2024 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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

Liquidity and Capital Resources
Overview and Primary Sources of Cash
Our primary uses of cash have been for funding working capital and capital investments, repayments under our debt arrangements, acquisitions, cash distributions to members of the LLC, cash payments under our tax receivable agreement and stock repurchases under our stock repurchase program. For both the short term and the long term, our sources of cash to meet these needs have primarily been operating cash flows, borrowings under our revolving credit facility and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond. In the first quarter of fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We borrowed $75.0 million under the revolving credit facility to fund a portion of that payment and, subsequently, repaid $10.0 million under the revolving credit facility during the first quarter of fiscal year 2024. See Note 15 to our unaudited interim condensed consolidated financial statements for more information about the settlement of the product liability matters.
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
Roane County Property Purchase and Related Improvements. On March 28, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33.3 million. On July 25, 2023, the transaction closed and we paid the $25.5 million balance of the purchase price. In addition to the purchase price, we have incurred approximately $5.3 million of capital expenditures through September 30, 2023 to update the facility to meet our operational needs and expect to incur additional capital expenditures of approximately $14.1 million with respect to the facility.
Principal and Interest Payments. On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of September 30, 2023, we had $65.0 million outstanding under our revolving credit facility and $1.6 million in outstanding letters of credit, with $283.4 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after September 30, 2023, our interest payments would be approximately $4.4 million within the next 12 months based on the interest rate at September 30, 2023 of 6.72%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.6 million and our total committed lease payments are $10.4 million as of September 30, 2023. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2024 and 2025. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of September 30, 2023, we had purchase orders in the amount of $76.3 million due within the next 12 months.

Stock Repurchase Program. Our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2022 to November 8, 2023. During the three months ended September 30, 2023, we repurchased 199,276 shares of Class A Common Stock for $9.6 million in cash including related fees and expenses. As of September 30, 2023, $90.4 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2022 Repurchase Program. On October 26, 2023, our Board of Directors authorized a new stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund stock repurchases from cash on hand.
Our future capital requirements beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of inflation, increasing interest rates, increasing fuel prices. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the performance of our dealers and suppliers, the impact of the general economy on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance.
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2023	2022
Total cash (used in) provided by:
Operating activities	$(48,411)	$31,689
Investing activities	(39,527)	(12,362)
Financing activities	54,605	(59,571)
Impact of currency exchange rates on cash balances	(142)	(449)
(Decrease) in cash	$(33,475)	$(40,693)
Operating Activities
Net cash used in operating activities was $48.4 million for the three months ended September 30, 2023, compared to net cash provided by operating activities of $31.7 million for the three months ended September 30, 2022, a change of $80.1 million. The decrease in cash provided by operating activities resulted from a decrease of $11.5 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) coupled with net decrease in operating assets and liabilities of $68.6 million related to a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters as well as the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $39.5 million for the three months ended September 30, 2023, and $12.4 million for the three months ended September 30, 2022. Net cash used for investing activities for the three months ended September 30, 2023 was primarily related to increased capital expenditures compared to the three months ended September 30, 2022.
Financing Activities
Net cash provided by financing activities was $54.6 million for the three months ended September 30, 2023, compared to net cash used in financing activities of $59.6 million for the three months ended September 30, 2022, a change of $114.2 million. During the three months ended September 30, 2023, we borrowed $65.0 million, net of repayments, under our revolving credit facility and repurchased $9.6 million of our Class A Common Stock under our current stock repurchase program. We also paid $0.8 million in distributions to LLC Unit holders. During the three months ended September 30, 2022, we repaid $23.1 million on our term loans, repaid $25.3 million, net of borrowings, under our revolving credit facility and repurchased $7.9 million of our Class A Common Stock under our prior stock repurchase program. We also paid $0.9 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $1.0 million in distributions to LLC Unit holders and paid $1.4 million in deferred financing costs.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of September 30, 2023 the Company had $65.0 million outstanding under its revolving credit facility and $1.6 million in outstanding letters of credit, with $283.4 million available for borrowing. The revolving credit facility matures on July 8, 2027. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the three months ended September 30, 2023 and 2022, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
Critical Accounting Policies
As of September 30, 2023, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2023, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2023.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended September 30, 2023, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our Repurchase Program during the quarter ended September 30, 2023 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1, 2023 through July 31, 2023	—	$—	—	$100,000
August 1, 2023 through August 31, 2023	—	—	—	100,000
September 1, 2023 through September 30, 2023	199,276	48.27	199,276	90,381
Total	199,276	$48.27	199,276	$90,381
(1) On November 3, 2022, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2022 to November 8, 2023. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the terms of the LLC’s limited liability company agreement, an equal number of LLC Units were also canceled. As of September 30, 2023, we may repurchase up to an additional $90.4 million in shares of Class A Common Stock and LLC Units under this program. On October 26, 2023, our Board of Directors authorized a new stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. Our share repurchase programs do not obligate us to repurchase a minimum amount of shares. Under the programs, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Included as Exhibit 101).
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

October 31, 2023	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ David Black
David Black, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)