Form 10-Q
period 2023-12-31
MALIBU BOATS, INC.
filed 2024-01-30
CIK 1590976

Table of Contents1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of January 25, 2024:	20,430,767	shares
Class B Common Stock, par value $0.01, outstanding as of January 25, 2024:	12	shares

Table of Contentsi

i

Table of Contentsii
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
ii

Table of Contents1
Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales	$211,074	$338,732	$466,904	$640,943
Cost of sales	173,599	263,078	372,635	490,684
Gross profit	37,475	75,654	94,269	150,259
Operating expenses:
Selling and marketing	5,610	6,198	11,362	11,384
General and administrative	15,440	19,057	36,145	38,277
Amortization	1,713	1,715	3,428	3,431
Operating income	14,712	48,684	43,334	97,167
Other expense, net:
Other (income) expense, net	(9)	193	(19)	263
Interest expense	671	910	1,555	2,195
Other expense, net	662	1,103	1,536	2,458
Income before provision for income taxes	14,050	47,581	41,798	94,709
Provision for income taxes	3,906	11,185	10,884	22,208
Net income	10,144	36,396	30,914	72,501
Net income attributable to non-controlling interest	263	1,234	774	2,456
Net income attributable to Malibu Boats, Inc.	$9,881	$35,162	$30,140	$70,045

Comprehensive income:
Net income	$10,144	$36,396	$30,914	$72,501
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,427	1,227	676	(209)
Other comprehensive income (loss)	1,427	1,227	676	(209)
Comprehensive income	11,571	37,623	31,590	72,292
Less: comprehensive income attributable to non-controlling interest	300	1,276	793	2,449
Comprehensive income attributable to Malibu Boats, Inc.	$11,271	$36,347	$30,797	$69,843

Weighted-average shares outstanding used in computing net income per share:
Basic	20,375,750	20,404,583	20,481,119	20,432,216
Diluted	20,450,204	20,516,025	20,567,218	20,559,752
Net income available to Class A Common Stock per share:
Basic	$0.49	$1.73	$1.47	$3.43
Diluted	$0.49	$1.72	$1.47	$3.41

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

Table of Contents2
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2023	June 30, 2023
Assets
Current assets
Cash	$55,722	$78,937
Trade receivables, net	27,493	68,381
Inventories, net	157,766	171,189
Prepaid expenses and other current assets	11,968	7,827
Total current assets	252,949	326,334
Property, plant and equipment, net	245,131	204,792
Goodwill	100,733	100,577
Other intangible assets, net	218,049	221,458
Deferred tax assets	54,045	62,573
Other assets	9,089	10,190
Total assets	$879,996	$925,924
Liabilities
Current liabilities
Accounts payable	$27,967	$40,402
Accrued expenses	106,716	187,078
Income taxes and tax distribution payable	74	847
Payable pursuant to tax receivable agreement, current portion	4,111	4,111
Total current liabilities	138,868	232,438
Deferred tax liabilities	29,123	28,453
Other liabilities	8,989	9,926
Payable pursuant to tax receivable agreement, less current portion	39,354	39,354
Long-term debt	35,000	—
Total liabilities	251,334	310,171
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,298,626 shares issued and outstanding as of December 31, 2023; 20,603,822 issued and outstanding as of June 30, 2023	201	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of December 31, 2023 and June 30, 2023	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and June 30, 2023	—	—
Additional paid in capital	67,745	86,321
Accumulated other comprehensive loss	(3,664)	(4,340)
Accumulated earnings	555,837	525,697
Total stockholders' equity attributable to Malibu Boats, Inc.	620,119	607,882
Non-controlling interest	8,543	7,871
Total stockholders’ equity	628,662	615,753
Total liabilities and stockholders' equity	$879,996	$925,924
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

Table of Contents3
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	20,603	$204	12	$—	$86,321	$(4,340)	$525,697	$7,871	$615,753
Net income	—	—	—	—	—	—	20,259	511	20,770
Stock based compensation, net of withholding taxes on vested equity awards	—	—	—	—	1,443	—	—	—	1,443
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(199)	(2)	—	—	(9,617)	—	—	—	(9,619)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(751)	—	(17)	(768)
Balance at September 30, 2023	20,404	$202	12	$—	$78,194	$(5,091)	$545,956	$8,251	$627,512
Net income	—	—	—	—	—	—	9,881	263	10,144
Stock based compensation, net of withholding taxes on vested equity awards	109	1	—	—	(1,364)	—	—	—	(1,363)
Issuances of equity for services	12	—	—	—	1,037	—	—	—	1,037
Repurchase and retirement of common stock	(226)	(2)	—	—	(10,122)	—	—	—	(10,124)
Foreign currency translation adjustment	—	—	—	—	—	1,427	—	29	1,456
Balance at December 31, 2023	20,299	$201	12	$—	$67,745	$(3,664)	$555,837	$8,543	$628,662

Table of Contents4

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568
Net income	—	—	—	—	—	—	34,883	1,222	36,105
Stock based compensation, net of withholding taxes on vested equity awards	(12)	—	—	—	743	—	—	—	743
Issuances of equity for services	—	—	—	—	67	—	—	—	67
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(696)	(696)
Foreign currency translation adjustment	—	—	—	—	—	(1,436)	—	(43)	(1,479)
Balance at September 30, 2022	20,345	$202	10	$—	$78,237	$(4,943)	$456,067	$10,877	$540,440
Net income	—	—	—	—	—	—	35,162	1,234	36,396
Stock based compensation, net of withholding taxes on vested equity awards	128	1	—	—	22	—	—	—	23
Issuances of equity for services	2	—	—	—	948	—	—	—	948
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(688)	(688)
Foreign currency translation adjustment	—	—	—	—	—	1,227	—	36	1,263
Balance at December 31, 2022	20,475	$203	10	$—	$79,207	$(3,716)	$491,229	$11,459	$578,382

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

Table of Contents5
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2023	2022
Operating activities:
Net income	$30,914	$72,501
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	1,323	3,651
Non-cash compensation to directors	1,419	579
Depreciation	12,667	10,684
Amortization	3,428	3,431
Deferred income taxes	9,205	2,556
Other items, net	1,100	792
Change in operating assets and liabilities:
Trade receivables	40,922	(3,846)
Inventories	13,776	(28,569)
Prepaid expenses and other assets	(4,483)	(4,287)
Accounts payable	(13,315)	(4,151)
Income taxes payable	24	501
Accrued expenses	(80,308)	(1,924)
Other liabilities	(963)	(1,106)
Net cash provided by operating activities	15,709	50,812
Investing activities:
Purchases of property, plant and equipment	(52,101)	(22,339)
Proceeds from sale or disposal of property, plant and equipment	14	—
Net cash used in investing activities	(52,087)	(22,339)
Financing activities:
Proceeds from revolving credit facility	75,000	141,700
Principal payments on long-term borrowings	—	(23,125)
Payments on revolving credit facility	(40,000)	(167,000)
Payment of deferred financing costs	—	(1,362)
Cash paid for withholding taxes on vested restricted stock	(1,217)	(2,866)
Distributions to LLC Unit holders	(890)	(1,741)
Repurchase and retirement of common stock	(19,743)	(7,868)
Net cash provided by (used in) financing activities	13,150	(62,262)
Effect of exchange rate changes on cash	13	(107)
Changes in cash	(23,215)	(33,896)
Cash—Beginning of period	78,937	83,744
Cash—End of period	$55,722	$49,848

Supplemental cash flow information:
Cash paid for interest	$1,637	$1,219
Cash paid for income taxes	1,955	20,168

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

Table of Contents6
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
Recent Accounting Pronouncements
In November, 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.
In December, 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

Table of Contents7
2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended December 31, 2023				Six Months Ended December 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$74,272	$82,480	$51,391	$208,143	$173,711	$174,732	$108,495	$456,938
Part and other sales	2,117	254	560	2,931	7,683	624	1,659	9,966
Net Sales	$76,389	$82,734	$51,951	$211,074	$181,394	$175,356	$110,154	$466,904

Revenue by geography:
North America	$69,123	$78,329	$51,636	$199,088	$166,178	$170,195	$109,092	$445,465
International	7,266	4,405	315	11,986	15,216	5,161	1,062	21,439
Net Sales	$76,389	$82,734	$51,951	$211,074	$181,394	$175,356	$110,154	$466,904

	Three Months Ended December 31, 2022				Six Months Ended December 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$155,011	$105,363	$73,830	$334,204	$295,174	$197,256	$137,460	$629,890
Part and other sales	3,155	222	1,151	4,528	8,160	562	2,331	11,053
Net Sales	$158,166	$105,585	$74,981	$338,732	$303,334	$197,818	$139,791	$640,943

Revenue by geography:
North America	$140,924	$104,154	$71,986	$317,064	$271,574	$193,095	$134,267	$598,936
International	17,242	1,431	2,995	21,668	31,760	4,723	5,524	42,007
Net Sales	$158,166	$105,585	$74,981	$338,732	$303,334	$197,818	$139,791	$640,943
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
3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statements of operations and comprehensive income represents the portion of earnings attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion

Table of Contents8
of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of December 31, 2023		As of June 30, 2023
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	455,919	2.2%	455,919	2.2%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,298,626	97.8%	20,603,822	97.8%
	20,754,545	100.0%	21,059,741	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2023, the Company caused the LLC to issue a total of 158,228 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to non-employee directors for their services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan") and (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan. During the six months ended December 31, 2023, 17,804 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 20,080 LLC Units were canceled in connection with the vesting of stock awards with a market condition that was deemed to not be achieved and the retirement of 38,017 treasury shares in accordance with the LLC Agreement. Also during the six months ended December 31, 2023, 425,407 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 425,407 treasury shares under the Company's stock repurchase program that expired on November 8, 2023, and the Company’s new stock repurchase program that was authorized for the period from November 8, 2023 to November 8, 2024.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2023 and June 30, 2023, tax distributions payable to non-controlling LLC Unit holders were $0 and $776, respectively. During the six months ended December 31, 2023 and 2022, tax distributions paid to the non-controlling LLC Unit holders were $890 and $1,741, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

Table of Contents9
4. Inventories
Inventories, net consisted of the following:

	As of December 31, 2023	As of June 30, 2023
Raw materials	$120,373	$142,948
Work in progress	23,802	19,222
Finished goods	13,591	9,019
Total inventories	$157,766	$171,189

5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of December 31, 2023	As of June 30, 2023
Land	$4,905	$4,905
Building and leasehold improvements	119,773	119,324
Machinery and equipment	108,775	103,362
Furniture and fixtures	13,324	12,672
Construction in process	93,944	47,482
	340,721	287,745
Less: Accumulated depreciation	(95,590)	(82,953)
Property, plant and equipment, net	$245,131	$204,792
Depreciation expense was $6,343 and $5,388 for the three months ended December 31, 2023 and 2022, respectively, and $12,667 and $10,684 for the six months ended December 31, 2023 and 2022, respectively, substantially all of which was recorded in cost of sales.

Table of Contents10
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended December 31, 2023 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2023	$12,072	$68,714	$19,791	$100,577
Effect of foreign currency changes on goodwill	156	—	—	156
Goodwill as of December 31, 2023	$12,228	$68,714	$19,791	$100,733
The components of other intangible assets were as follows:

	As of December 31, 2023	As of June 30, 2023	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,780	$131,725	15-20	15.1
Patent	2,600	2,600	15	8.5
Trade name	100	100	15	6.5
Non-compete agreement	48	46	10	0.8
Total	134,528	134,471
Less: Accumulated amortization	(34,679)	(31,213)
Total definite-lived intangible assets, net	99,849	103,258
Indefinite-lived intangible:
Trade name	118,200	118,200
Total other intangible assets, net	$218,049	$221,458
Amortization expense recognized on all amortizable intangibles was $1,713 and $1,715 for the three months ended December 31, 2023 and 2022, respectively, and $3,428 and $3,431 for the six months ended December 31, 2023 and 2022, respectively.
Estimated future amortization expenses as of December 31, 2023 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2024	$3,378
2025	6,807
2026	6,805
2027	6,805
2028	6,805
2029 and thereafter	69,249
$99,849

Table of Contents11
7. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31, 2023	As of June 30, 2023
Warranties	$40,587	$41,709
Dealer incentives	21,911	14,996
Accrued compensation	12,525	19,671
Current operating lease liabilities	2,283	2,324
Litigation settlement	—	100,000
Accrued legal and professional fees	21,715	1,899
Customer deposits	5,412	4,054
Other accrued expenses	2,283	2,425
Total accrued expenses	$106,716	$187,078
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

Table of Contents12
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Beginning balance	$41,597	$39,399	$41,709	$38,673
Add: Warranty expense	6,622	6,682	13,037	13,087
Less: Warranty claims paid	(7,632)	(5,568)	(14,159)	(11,247)
Ending balance	$40,587	$40,513	$40,587	$40,513

9. Financing
Outstanding debt consisted of the following:

	As of December 31, 2023	As of June 30, 2023
Term loan	$—	$—
Revolving credit loan	35,000	—
Total debt	35,000	—
Less current maturities	—	—
Long-term debt less current maturities	$35,000	$—
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of December 31, 2023, the Company had $35,000 outstanding under its revolving credit facility and $1,578 in outstanding letters of credit, with $313,422 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of December 31, 2023, the interest rate on the Company’s revolving credit facility was 6.41%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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

Table of Contents13
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
Covenant Compliance
As of December 31, 2023, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of December 31, 2023	As of June 30, 2023
Assets
Right-of-use assets	Other assets	$7,866	$8,808

Liabilities
Current operating lease liabilities	Accrued expenses	$2,283	$2,324
Long-term operating lease liabilities	Other liabilities	6,790	7,843
Total lease liabilities		$9,073	$10,167

Classification		Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Operating lease costs (1)	Cost of sales	$639	$646	$1,344	$1,313
	Selling and marketing, and general and administrative	204	237	444	456

Sublease income	Other (income) expense, net	(9)	(9)	(19)	(19)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	666	622	1,330	1,245
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

Table of Contents14
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of December 31, 2023 and 2022 was 4.08 years and 5.08 years, respectively. As of December 31, 2023 and 2022, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.69% and 3.64%, respectively.
Future annual minimum lease payments for the following fiscal years as of December 31, 2023 are as follows:

Amount
Remainder of 2024	$1,336
2025	2,373
2026	2,274
2027	2,258
2028	1,505
2029 and thereafter	1
Total	9,747
Less: imputed interest	(674)
Present value of lease liabilities	$9,073

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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of December 31, 2023	As of June 30, 2023
Beginning fiscal year balance	$43,465	$45,541
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	1,710
Adjustment for change in estimated state tax rate or benefits	—	188
Payments under tax receivable agreement	—	(3,974)
	43,465	43,465
Less: current portion under tax receivable agreement	(4,111)	(4,111)
Ending balance	$39,354	$39,354
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

Table of Contents15
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
As of December 31, 2023 and June 30, 2023, the Company recorded deferred tax assets of $118,148 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return due by April 15, 2024.
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
As of December 31, 2023 and June 30, 2023, the Company maintained a total valuation allowance of $16,753 and $16,876, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the six months ended December 31, 2023 relating to the Inflation Reduction Act.
For the three months ended December 31, 2023 and 2022, the Company's effective tax rate was 27.8% and 23.5%, respectively. For the six months ended December 31, 2023 and 2022, the Company's effective tax rate was 26.0% and 23.4%, respectively. For the three months ended December 31, 2023 and 2022, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three and six months ended December 31, 2023, this increase in the effective tax rate was also driven by a shortfall expense generated by certain stock-based compensation. For the three and six months ended December 31, 2022, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.

13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards

Table of Contents16
authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2023, 204,722 shares remain available for future issuance under the long term incentive plan.
On November 6, 2023, under the Incentive Plan, Malibu Boats, Inc. granted approximately 79,000 restricted service-based stock units and 35,000 restricted service-based stock awards to employees. The grant date fair value of these awards was $5,116 based on a stock price of $44.87 per share on the date of grant. Approximately 70% of the awards vest ratably over three years and approximately 30% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service-based units and awards is amortized on a straight-line basis over the requisite service period.
On November 6, 2023, under the Incentive Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 26,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2026. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 39,000. The grant date fair value of the awards were estimated to be $1,167, based on a stock price of $44.87. These shares are not expected to vest based on the expectation that the related performance criteria will not be met. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 6, 2023, under the Incentive Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 26,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 6, 2026. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 52,000. The grant date fair value of the awards were estimated to be $1,284, which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 27, 2023, under the Incentive Plan, Malibu Boats, Inc. granted two awards to its newly-appointed Chief Financial Officer. The two service-based stock awards include approximately 7,000 units that will vest over two years and approximately 6,000 units that will vest over four years. The combined grant date fair value of these awards was $600 based on a stock price of $44.85 per share on the date of grant.
The following is a summary of the changes in the Company's stock options for the six months ended December 31, 2023:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2023	17,973	$37.55
Options granted	—	—
Options exercised	—	—
Outstanding options as of December 31, 2023	17,973	37.55
Exercisable as of December 31, 2023	17,973	$37.55

Table of Contents17
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2023:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2023	324,824	$57.98
Granted	230,031	44.95
Vested	(91,683)	54.79
Forfeited	(24,983)	54.57
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of December 31, 2023	438,189	$52.00
Stock-based compensation expense attributable to the Company's share-based equity awards was $(137) and $2,016 for the three months ended December 31, 2023 and 2022, respectively and $1,323 and $3,651 for the six months ended December 31, 2023 and 2022, respectively. During the three months ended December 31, 2023, the Company determined achievement of the fiscal year 2022 and fiscal year 2023 performance based awards to be improbable. As a result, the Company reversed approximately $1,600 in previously recognized stock-based compensation expense. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three and six months ended December 31, 2023 include 10,675 and 11,477 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Stock awards with a market condition that are based on the performance of the Malibu Boats, Inc.'s stock price in relation to a market index over a specified time period are only included in the computation of diluted earnings per share to the extent that the shares would be issued based on the current market price of the Malibu Boats, Inc.'s stock in relation to the market index, and only if the effect would be dilutive.

Table of Contents18
Basic and diluted net income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Basic:
Net income attributable to Malibu Boats, Inc.	$9,881	$35,162	$30,140	$70,045
Shares used in computing basic net income per share:
Weighted-average Class A Common Stock	20,103,458	20,149,634	20,212,849	20,182,696
Weighted-average participating restricted stock units convertible into Class A Common Stock	272,292	254,949	268,270	249,520
Basic weighted-average shares outstanding	20,375,750	20,404,583	20,481,119	20,432,216
Basic net income per share	$0.49	$1.73	$1.47	$3.43

Diluted:
Net income attributable to Malibu Boats, Inc.	$9,881	$35,162	$30,140	$70,045
Shares used in computing diluted net income per share:
Basic weighted-average shares outstanding	20,375,750	20,404,583	20,481,119	20,432,216
Restricted stock units granted to employees	24,108	49,725	44,613	64,419
Stock options granted to employees	3,899	11,889	4,654	13,289
Market performance awards granted to employees	46,447	49,828	36,832	49,828
Diluted weighted-average shares outstanding [1]	20,450,204	20,516,025	20,567,218	20,559,752
Diluted net income per share	$0.49	$1.72	$1.47	$3.41
1 The Company excluded (i) 597,673 and 761,150 potentially dilutive shares from the calculation of diluted net income per share for the three months ended December 31, 2023 and 2022, respectively, and (ii) 533,968 and 761,150 potentially dilutive shares from the calculation of diluted net income per share for the six months ended December 31, 2023 and 2022, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $478,364 and $385,448 as of December 31, 2023 and June 30, 2023, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income. During the three and six months ended December 31, 2023 and 2022, there were no repurchases and as of December 31, 2023, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve for repurchases as of December 31, 2023 consistent with June 30, 2023.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for

Table of Contents19
European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of December 31, 2023 and June 30, 2023, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
Roane County Property Purchase
On March 28, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33,300. As of June 30, 2023, the Company had deposited approximately $7,800 in escrow pursuant to the Purchase Agreement. On July 25, 2023, the transaction closed and the Company paid the remaining $25,500 balance of the purchase price. In addition to the purchase price, the Company has incurred approximately $11,500 of capital expenditures through December 31, 2023 to update the facility to meet its operational needs and expects to incur additional capital expenditures of approximately $7,900 with respect to the facility.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and believes there are no product liability claims as of December 31, 2023 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Management does not believe there are any pending claims (asserted or unasserted) as of December 31, 2023 that would have a material adverse impact on the Company's results of operations, financial condition or cash flows.

Table of Contents20
Legal Proceedings
Insurance Litigation
MBI and its indirect subsidiary Boats LLC were defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the “Batchelder I Matter”), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Batchelder I Plaintiffs”). Boats LLC was also a defendant in a related product liability case, Stephan Paul Batchelder and Margaret Mary Batchelder, as Natural Guardians of Josh Patrick Batchelder, a minor; Darin Batchelder, individually, and as Natural Guardian of Zach Batchelder, a minor; and Kayla Batchelder (the “Batchelder II Plaintiffs” and, together with the Batchelder I Plaintiffs, the “Batchelder Plaintiffs”) v. Malibu Boats, LLC v. Dennis Michael Ficarra; Superior Court of Rabun County, Civil Action File No. 2022-CV-0034 (the “Batchelder II Matter” and, together with the Batchelder I Matter, the “Batchelder Matters”). On June 30, 2023, MBI and Boats LLC entered into a Confidential General Release and Settlement Agreement (the “Settlement Agreement”) with the Batchelder Plaintiffs in settlement of the Batchelder Matters and all matters related to the Batchelder Matters. Pursuant to the Settlement Agreement, among other things, Malibu Boats, Inc., or Boats LLC, as the case may be, paid (or caused to be paid) to the Batchelder Plaintiffs and their agents a total of $100,000.
MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of December 31, 2023, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. The Company intends to vigorously pursue its claims against its insurers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three and six months ended December 31, 2023, or (b) attributed assets equal to 10% of total assets as of December 31, 2023. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2023 and 2022, respectively, and the Company’s financial position at December 31, 2023 and June 30, 2023, respectively:

	Three Months Ended December 31, 2023				Six Months Ended December 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$76,389	$82,734	$51,951	$211,074	$181,394	$175,356	$110,154	$466,904
Income before provision for income taxes	$3,905	$5,865	$4,280	$14,050	$15,842	$14,860	$11,096	$41,798

	Three Months Ended December 31, 2022				Six Months Ended December 31, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$158,166	$105,585	$74,981	$338,732	$303,334	$197,818	$139,791	$640,943
Income before provision for income taxes	$29,055	$11,021	$7,505	$47,581	$56,971	$21,281	$16,457	$94,709

Table of Contents21

	As of December 31, 2023	As of June 30, 2023
Assets
Malibu	$196,436	$249,447
Saltwater Fishing	429,394	432,806
Cobalt	254,166	243,671
Total assets	$879,996	$925,924

17. Subsequent Events

Between January 1, 2024 and January 30, 2024, three non-controlling LLC Units holders exchanged 131,000 LLC Units for 131,000 shares of Class A Common Stock. No shares of Class B Common Stock were retired in connection with the exchanges.

Table of Contents22

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

		% of Net Sales
Segment	Brands	Six Months Ended December 31, 2023	Fiscal year ended June 30, 2023
Malibu	Malibu	38.8%	45.8%
	Axis

Saltwater Fishing	Pursuit	37.6%	32.4%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	23.6%	21.8%

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

Table of Contents23
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
On a consolidated basis, we achieved second quarter fiscal 2024 net sales, gross profit, net income and adjusted EBITDA of $211.1 million, $37.5 million, $10.1 million and $22.9 million, respectively, compared to $338.7 million, $75.7 million, $36.4 million and $57.6 million, respectively, for the second quarter of fiscal 2023. For the second quarter of fiscal 2024, net sales decreased 37.7%, gross profit decreased 50.5%, net income decreased 72.1% and adjusted EBITDA decreased 60.2% as compared to the second quarter of fiscal 2023. For the definition of adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Current inventory levels are now above pre-pandemic levels across most of our segments as retail activity slowed at a more rapid pace than wholesale shipments. Now, as channel inventory is slightly above normalized levels, we believe wholesale demand will be directly dependent on the underlying retail activity for our products in the second half of fiscal year 2024. We have experienced a softening in retail demand during the first half of fiscal year 2024, in particular in entry level and lower priced boats, which we expect will continue into the second half of fiscal year 2024. In response, we are recalibrating our wholesale production to match retail demand.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. Our industry, however, is highly competitive, and our competitors have become more aggressive in their product introductions, expanded their distribution capabilities, and launched surf systems competitive with our patented Surf Gate system. We believe our strong brands, new product pipeline, strong dealer network and ability to increase production will allow us to maintain, and potentially expand, our leading market position in performance sports boats. We also believe that our track record of expanding our market share with our Malibu and Axis brands is directly transferable to our Cobalt, Pursuit and Maverick Boat Group brands.
As discussed above, our financial results and operations have been, and could continue to be, impacted by events outside of our control, including inflationary pressures, supply chain disruptions, rising prices for our suppliers and labor shortages. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For instance, elevated interest rates, which we are currently experiencing and expect to continue to experience in the near term, has reduced retail consumer appetite for our product and reduced the appetite and availability for credit for our dealers and retail consumers.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product

Table of Contents24
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

Table of Contents25
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

Table of Contents26
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
Net Income Attributable to Non-controlling Interest
As of each of December 31, 2023 and 2022, we had a 97.8% and a 97.1%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income attributable to non-controlling interest represents the portion of net income attributable to the non-controlling LLC members.

Table of Contents27
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

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	211,074	100.0%	338,732	100.0%	466,904	100.0%	640,943	100.0%
Cost of sales	173,599	82.2%	263,078	77.7%	372,635	79.8%	490,684	76.6%
Gross profit	37,475	17.8%	75,654	22.3%	94,269	20.2%	150,259	23.4%
Operating expenses:
Selling and marketing	5,610	2.7%	6,198	1.8%	11,362	2.4%	11,384	1.8%
General and administrative	15,440	7.3%	19,057	5.6%	36,145	7.7%	38,277	6.0%
Amortization	1,713	0.8%	1,715	0.5%	3,428	0.7%	3,431	0.5%
Operating income	14,712	7.0%	48,684	14.4%	43,334	9.3%	97,167	15.1%
Other expense, net:
Other (income) expense, net	(9)	—%	193	0.1%	(19)	—%	263	—%
Interest expense	671	0.3%	910	0.3%	1,555	0.3%	2,195	0.3%
Other expense, net	662	0.3%	1,103	0.4%	1,536	0.3%	2,458	0.3%
Income before provision for income taxes	14,050	6.7%	47,581	14.0%	41,798	9.0%	94,709	14.8%
Provision for income taxes	3,906	1.9%	11,185	3.3%	10,884	2.3%	22,208	3.5%
Net income	10,144	4.8%	36,396	10.7%	30,914	6.6%	72,501	11.3%
Net income attributable to non-controlling interest	263	0.1%	1,234	0.3%	774	0.2%	2,456	0.4%
Net income attributable to Malibu Boats, Inc.	9,881	4.7%	35,162	10.4%	30,140	6.5%	70,045	10.9%

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	606	44.1%	1,318	54.0%	1,410	45.9%	2,536	54.2%
Saltwater Fishing	405	29.5%	593	24.3%	896	29.2%	1,141	24.4%
Cobalt	362	26.4%	528	21.7%	765	24.9%	999	21.4%
Total units	1,373	100.0%	2,439	100.0%	3,071	100.0%	4,676	100.0%

Net sales per unit	$153,732		$138,882		$152,036		$137,071
Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022
Net Sales
Net sales for the three months ended December 31, 2023 decreased $127.7 million, or 37.7%, to $211.1 million as compared to the three months ended December 31, 2022. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased retail demand and increased dealer flooring program costs across all segments resulting from higher interest rates and increased inventory levels, partially offset by a favorable model mix in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases. Unit volume for the three months ended December 31, 2023, decreased 1,066 units, or 43.7%, to 1,373 units as compared to the three months ended

Table of Contents28
December 31, 2022. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity during the period.
Net sales attributable to our Malibu segment decreased $81.8 million, or 51.7%, to $76.4 million for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Unit volumes attributable to our Malibu segment decreased 712 units for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated dealer channel inventory levels. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $22.9 million, or 21.6%, to $82.7 million, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Unit volume decreased 188 units for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $23.0 million, or 30.7%, to $52.0 million for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Unit volumes attributable to Cobalt decreased 166 units for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in net sales was driven primarily by a decrease in units and increased dealer flooring program costs, partially offset by inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 10.7% to $153,732 per unit for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Net sales per unit for our Malibu segment increased 5.0% to $126,056 per unit for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 14.7% to $204,279 per unit for the three months ended December 31, 2023 driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Cobalt segment increased 1.1% to $143,511 per unit for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, driven by inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs and unfavorable model mix.
Cost of Sales
Cost of sales for the three months ended December 31, 2023 decreased $89.5 million, or 34.0%, to $173.6 million as compared to the three months ended December 31, 2022. The decrease in cost of sales was primarily driven by a 37.7% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $4.2 million and $7.0 million for the Malibu and Saltwater Fishing segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to inflationary pressures and a model mix that corresponds to higher cost per unit in our Malibu and Saltwater Fishing segments.
Gross Profit
Gross profit for the three months ended December 31, 2023 decreased $38.2 million, or 50.5%, to $37.5 million compared to the three months ended December 31, 2022. The decrease in gross profit was driven primarily by lower net sales partially offset by decreased cost of sales for the reasons noted above. Gross margin for the three months ended December 31, 2023 decreased 450 basis points from 22.3% to 17.8% driven primarily by fixed cost deleverage due to lower sales, primarily by increased mix of the Saltwater Fishing segment and increased dealer flooring program costs.
Operating Expenses
Selling and marketing expenses for the three months ended December 31, 2023 decreased $0.6 million, or 9.5% to $5.6 million compared to the three months ended December 31, 2022. The decrease was driven primarily by a decrease in marketing events. As a percentage of sales, selling and marketing expenses increased 90 basis points to 2.7% for the three months ended December 31, 2023 compared to 1.8% for the three months ended December 31, 2022. General and administrative expenses for the three months ended December 31, 2023 decreased $3.6 million, or 19.0%, to $15.4 million as compared to the three months ended December 31, 2022 driven primarily by a decrease in personnel-related expenses, partially offset by increased information technology costs and professional fees. As a percentage of sales, general and administrative expenses increased 170 basis points to 7.3% for the three months ended December 31, 2023 compared to 5.6% for the three months ended December 31, 2022. Amortization expense remained flat at $1.7 million for the three months ended December 31, 2023.

Table of Contents29
Other Expense, Net
Other expense, net for the three months ended December 31, 2023 decreased by $0.4 million, or 40.0% to $0.7 million, compared to the three months ended December 31, 2022. The decrease in other expense resulted primarily from decreased interest expense during the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Provision for Income Taxes
Our provision for income taxes for the three months ended December 31, 2023, decreased $7.3 million, or 65.1%, to $3.9 million compared to the three months ended December 31, 2022. The decrease primarily resulted from decreased pre-tax earnings. For the three months ended December 31, 2023 and 2022, our effective tax rate of 27.8% and 23.5%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended December 31, 2023, this increase in the effective tax rate was also driven by a shortfall expense generated by certain stock-based compensation. For the three months ended December 31, 2022, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2023 and 2022, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.2% and 2.9%, respectively.
Comparison of the Six Months Ended December 31, 2023 to the Six Months Ended December 31, 2022
Net Sales
Net sales for the six months ended December 31, 2023 decreased $174.0 million, or 27.2%, to $466.9 million as compared to the six months ended December 31, 2022. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased retail demand and increased dealer flooring program costs across all segments resulting from higher interest rates and increased inventory levels, partially offset by a favorable model mix across all segments and inflation-driven year-over-year price increases. Unit volume for the six months ended December 31, 2023, decreased 1,605 units, or 34.3%, to 3,071 units as compared to the six months ended December 31, 2022. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity during the period.
Net sales attributable to our Malibu segment decreased $121.9 million, or 40.2%, to $181.4 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Unit volumes attributable to our Malibu segment decreased 1,126 units for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated dealer channel inventory levels. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $22.5 million, or 11.4%, to $175.4 million, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Unit volume decreased 245 units for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $29.6 million, or 21.2%, to $110.2 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Unit volumes attributable to Cobalt decreased 234 units for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease in net sales was driven primarily by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 10.9% to $152,036 per unit for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Net sales per unit for our Malibu segment increased 7.6% to $128,648 per unit for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 12.9% to $195,710 per unit for the six months ended

Table of Contents30
December 31, 2023 driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Cobalt segment increased 2.9% to $143,992 per unit for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs.
Cost of Sales
Cost of sales for the six months ended December 31, 2023 decreased $118.0 million, or 24.1%, to $372.6 million as compared to the six months ended December 31, 2022. The decrease in cost of sales was primarily driven by a 27.2% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $11.3 million, $13.4 million, and $2.0 million for the Malibu, Saltwater Fishing and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to inflationary pressures and a model mix that corresponds to higher cost per unit across all of our segments.
Gross Profit
Gross profit for the six months ended December 31, 2023 decreased $56.0 million, or 37.3%, to $94.3 million compared to the six months ended December 31, 2022. The decrease in gross profit was driven primarily by lower net sales due to lower unit volumes partially offset by the decreased cost of sales for the reasons noted above. Gross margin for the six months ended December 31, 2023 decreased 320 basis points from 23.4% to 20.2% driven by fixed cost deleverage due to lower sales, increased mix of the Saltwater Fishing segment and increased dealer flooring program costs.
Operating Expenses
Selling and marketing expenses remained flat at $11.4 million for the six months ended December 31, 2023 As a percentage of sales, selling and marketing expenses increased 60 basis points to 2.4% for the six months ended December 31, 2023 compared to 1.8% for the six months ended December 31, 2022. General and administrative expenses for the six months ended December 31, 2023 decreased $2.1 million, or 5.6%, to $36.1 million as compared to the six months ended December 31, 2022 driven primarily by a decrease in personnel-related expenses partially offset by increased information technology expenses. As a percentage of sales, general and administrative expenses increased 170 basis points to 7.7% for the six months ended December 31, 2023 compared to 6.0% for the six months ended December 31, 2022. Amortization expense remained flat at $3.4 million for the six months ended December 31, 2023.
Other Expense, Net
Other expense, net for the six months ended December 31, 2023 decreased by $0.9 million, or 37.5% to $1.5 million, compared to the six months ended December 31, 2022. The decrease in other expense resulted primarily from decreased interest expense during the six months ended December 31, 2023 compared to the six months ended December 31, 2022.
Provision for Income Taxes
Our provision for income taxes for the six months ended December 31, 2023, decreased $11.3 million, or 51.0%, to $10.9 million compared to the six months ended December 31, 2022. The decrease primarily resulted from decreased pre-tax earnings. For the six months ended December 31, 2023 and 2022, our effective tax rate of 26.0% and 23.4%, respectively, exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the six months ended December 31, 2023, this increase in the effective tax rate was also driven by a shortfall expense generated by certain stock-based compensation. For the six months ended December 31, 2022, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non- controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2023 and 2022, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.2% and 2.9%, respectively.

Table of Contents31
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
The following table sets forth a reconciliation of net income as determined in accordance with GAAP to adjusted EBITDA and presentation of net income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$10,144	$36,396	$30,914	$72,501
Provision for income taxes	3,906	11,185	10,884	22,208
Interest expense	671	910	1,555	2,195
Depreciation	6,343	5,388	12,667	10,684
Amortization	1,713	1,715	3,428	3,431
Professional fees [1]	290	—	1,147	—
Stock-based compensation expense [2]	(137)	2,016	1,323	3,651
Adjusted EBITDA	$22,930	$57,610	$61,918	$114,670
Net Sales	$211,074	$338,732	$466,904	$640,943
Net Income Margin [3]	4.8%	10.7%	6.6%	11.3%
Adjusted EBITDA Margin [3]	10.9%	17.0%	13.3%	17.9%

(1)	For the three and six months ended December 31, 2023, represents legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
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

Table of Contents32
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
Reconciliation of numerator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income attributable to Malibu Boats, Inc.	$9,881	$35,162	$30,140	$70,045
Provision for income taxes	3,906	11,185	10,884	22,208
Professional fees [1]	290	—	1,147	—
Acquisition related expenses [2]	1,677	1,677	3,354	3,354
Stock-based compensation expense [3]	(137)	2,016	1,323	3,651
Net income attributable to non-controlling interest [4]	263	1,234	774	2,456
Fully distributed net income before income taxes	15,880	51,274	47,622	101,714
Income tax expense on fully distributed income before income taxes [5]	3,890	12,441	11,667	24,717
Adjusted fully distributed net income	$11,990	$38,833	$35,955	$76,997

Table of Contents33

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Reconciliation of denominator for net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income per share:	20,375,750	20,404,583	20,481,119	20,432,216
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [6]	455,919	600,919	455,919	600,919
Weighted-average unvested restricted stock awards issued to management [7]	259,652	284,830	246,118	269,806
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,091,321	21,290,332	21,183,156	21,302,941
The following table shows the reconciliation of net income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income available to Class A Common Stock per share	$0.49	$1.73	$1.47	$3.43
Impact of adjustments:
Provision for income taxes	0.19	0.55	0.53	1.09
Professional fees [1]	0.02	—	0.06	—
Acquisition related expenses [2]	0.08	0.08	0.16	0.16
Stock-based compensation expense [3]	(0.01)	0.10	0.06	0.18
Net income attributable to non-controlling interest [4]	0.01	0.06	0.03	0.12
Fully distributed net income per share before income taxes	0.78	2.52	2.31	4.98
Impact of income tax expense on fully distributed income before income taxes [5]	(0.19)	(0.61)	(0.57)	(1.21)
Impact of increased share count [8]	(0.02)	(0.08)	(0.04)	(0.15)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.57	$1.83	$1.70	$3.62

Table of Contents34

(1)	For the three and six months ended December 31, 2023, represents legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
(2)	For the three and six months ended December 31, 2023 and 2022, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
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
(5)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% and 24.3% of income before income taxes for the three and six months ended December 31, 2023 and 2022, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2024 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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

Table of Contents35
Liquidity and Capital Resources
Overview and Primary Sources of Cash
Our primary uses of cash have been for funding working capital and capital investments, repayments under our debt arrangements, acquisitions, cash distributions to members of the LLC, cash payments under our tax receivable agreement and stock repurchases under our stock repurchase program. For both the short term and the long term, our sources of cash to meet these needs have primarily been operating cash flows, borrowings under our revolving credit facility and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond. In the first quarter of fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We borrowed $75.0 million under the revolving credit facility to fund a portion of that payment and, subsequently, repaid $10.0 million and $30.0 million under the revolving credit facility during the first quarter and second quarter, respectively, of fiscal year 2024. See Note 15 to our unaudited interim condensed consolidated financial statements for more information about the settlement of the product liability matters.
Material Cash Requirements
Capital Expenditures. For fiscal year 2023, we incurred approximately $54.8 million in capital expenditures related to the completion of our Tooling Design Center as well as new models, capacity enhancements and vertical integration initiatives. We expect capital expenditures between $70.0 million and $80.0 million for fiscal year 2024, (of which we have incurred approximately $53.0 million through the first half of fiscal year 2024), primarily for the outfitting of our Roane County property and investments in new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Roane County Property Purchase and Related Improvements. On March 28, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33.3 million. On July 25, 2023, the transaction closed and we paid the $25.5 million balance of the purchase price. In addition to the purchase price, we have incurred approximately $11.5 million of capital expenditures through December 31, 2023 to update the facility to meet our operational needs and expect to incur additional capital expenditures of approximately $7.9 million with respect to the facility.
Principal and Interest Payments. On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of December 31, 2023, we had $35.0 million outstanding under our revolving credit facility and $1.6 million in outstanding letters of credit, with $313.4 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after December 31, 2023, our interest payments would be approximately $2.3 million within the next 12 months based on the interest rate at December 31, 2023 of 6.41%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.6 million and our total committed lease payments are $9.7 million as of December 31, 2023. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2024 and 2025. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of December 31, 2023, we had purchase orders in the amount of $68.0 million due within the next 12 months.

Table of Contents36

Stock Repurchase Program.Our Board of Directors authorized a stock repurchase program (the"2022 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2022 to November 8, 2023. Between July 1, 2023 and November 8, 2023, we repurchased 261,962 shares of Class A Common Stock for $12.4 million in cash including related fees and expenses under the 2022 Repurchase Program which expired on November 8, 2023. On October 26, 2023, our Board of Directors authorized a new stock repurchase program (the"2023 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. Between November 8, 2023 and December 31, 2023, we repurchased 163,445 shares of Class A Common Stock for $7.3 million in cash including related fees and expenses under the 2023 Repurchase Program. As of December 31, 2023, $92.9 million remained available under the 2023 Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund stock repurchases from cash on hand.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2023	2022
Total cash provided by (used in):
Operating activities	$15,709	$50,812
Investing activities	(52,087)	(22,339)
Financing activities	13,150	(62,262)
Impact of currency exchange rates on cash balances	13	(107)
(Decrease) in cash	$(23,215)	$(33,896)
Operating Activities
Net cash provided by operating activities was $15.7 million for the six months ended December 31, 2023, compared to net cash provided by operating activities of $50.8 million for the six months ended December 31, 2022, a change of $35.1 million. The decrease in cash provided by operating activities resulted from a decrease of $34.1 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) coupled with net decrease in operating assets and liabilities of $1.0 million related to a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters as well as the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $52.1 million for the six months ended December 31, 2023, and $22.3 million for the six months ended December 31, 2022. Net cash used for investing activities for the six months ended December 31, 2023 was primarily related to increased capital expenditures compared to the six months ended December 31, 2022.
Financing Activities
Net cash provided by financing activities was $13.2 million for the six months ended December 31, 2023, compared to net cash used in financing activities of $62.3 million for the six months ended December 31, 2022, a change of $75.4 million. During the six months ended December 31, 2023, we borrowed $35.0 million, net of repayments, under our revolving credit facility and repurchased $19.7 million of our Class A Common Stock under our current stock repurchase program. We also paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards and paid $0.9 million in distributions to LLC Unit holders. During the six months ended December 31, 2022, we repaid $23.1 million on our term loans, repaid $167.0 million, net of borrowings, under our revolving credit facility and repurchased $7.9 million of our Class A Common Stock

Table of Contents37
under our prior stock repurchase program. We also paid $2.9 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $1.7 million in distributions to LLC Unit holders and paid $1.4 million in deferred financing costs.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of December 31, 2023 the Company had $35.0 million outstanding under its revolving credit facility and $1.6 million in outstanding letters of credit, with $313.4 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the six months ended December 31, 2023 and 2022, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
Critical Accounting Policies
As of December 31, 2023, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Table of Contents38
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents39
Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under the section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
During the quarter ended December 31, 2023, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase programs during the quarter ended December 31, 2023 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
October 1, 2023 through October 31, 2023	—	$—	—	$—
November 1, 2023 through November 8, 2023	62,686	44.40	261,962	—
November 9, 2023 through November 30, 2023	160,935	43.72	160,935	92,964
December 1, 2023 through December 31, 2023	2,510	44.23	163,445	92,853
Total	226,131	$44.23	163,445	$92,853
(1) On November 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2022 to November 8, 2023. Upon repurchase, the shares were classified as treasury stock and then subsequently retired. In accordance with the terms of the LLC’s limited liability company agreement, an equal number of LLC Units were also canceled. During the three months ended December 31, 2023, we repurchased 62,686 shares of Class A Common Stock for $2.8 million in cash under the 2022 Repurchase Program which expired on November 8, 2023. On October 26, 2023, our Board of Directors authorized a new stock repurchase program (the "2023 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. During the three months ended December 31, 2023, we repurchased 163,445 shares of Class A Common Stock for $7.3 million in cash under the 2023 Repurchase Program. Our share repurchase programs do not obligate us to repurchase a minimum amount of shares. Under the programs, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Table of Contents40

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Amended and Restated Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Description of Class A Common Stock
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.1	Employment Agreement dated November 7, 2023, between Bruce Beckman and Malibu Boats, Inc.[6]
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (Included as Exhibit 101).
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
(2)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-36290) filed on February 7, 2023.
(3)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.
(4)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.
(5)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.
(6)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on November 8, 2023.

Table of Contents41
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 30, 2024	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Bruce Beckman
Bruce Beckman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)