Form 10-Q
period 2024-03-31
MALIBU BOATS, INC.
filed 2024-05-02
CIK 1590976

Table of Contents1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of April 26, 2024:	20,439,597	shares
Class B Common Stock, par value $0.01, outstanding as of April 26, 2024:	12	shares

Table of Contentsi

i

Table of Contentsii
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: general industry, economic and business conditions; our ability to execute our manufacturing strategy; our large fixed cost base; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components and any interruption of our informal supply arrangements; our reliance on certain suppliers for our engines and outboard motors; our ability to meet our manufacturing workforce needs; exposure to workers' compensation claims and other workplace liabilities; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to protect our intellectual property; disruptions to our network and information systems; our success at developing and implementing a new enterprise resource planning system; risks inherent in operating in foreign jurisdictions; a natural disaster, global pandemic or other disruption at our manufacturing facilities; increases in income tax rates or changes in income tax laws; our dependence on key personnel; our ability to enhance existing products and market new or enhanced products; the continued strength of our brands; the seasonality of our business; intense competition within our industry; increased consumer preference for used boats or the supply of new boats by competitors in excess of demand; competition with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and increases in interest rates; an increase in energy and fuel costs; our reliance on our network of independent dealers and increasing competition for dealers; our ability to replace our former dealer, Tommy's Boats; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to claims for product liability and warranty claims; changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our holding company structure; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our variable rate indebtedness which subjects us to interest rate risk; our obligation to make certain payments under a tax receivables agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on August 29, 2023, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Table of Contents1
Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales	$203,419	$375,119	$670,323	$1,016,062
Cost of sales	163,086	276,545	535,721	767,229
Gross profit	40,333	98,574	134,602	248,833
Operating expenses:
Selling and marketing	6,552	7,176	17,914	18,560
General and administrative	18,608	19,455	54,753	57,732
Goodwill and other intangible asset impairment	88,389	—	88,389	—
Amortization	1,686	1,680	5,114	5,111
Operating (loss) income	(74,902)	70,263	(31,568)	167,430
Other expense, net:
Other (income) expense, net	(14)	(110)	(33)	153
Interest expense	296	649	1,851	2,844
Other expense, net	282	539	1,818	2,997
(Loss) income before (benefit) provision for income taxes	(75,184)	69,724	(33,386)	164,433
(Benefit) provision for income taxes	(7,425)	16,272	3,459	38,480
Net (loss) income	(67,759)	53,452	(36,845)	125,953
Net (loss) income attributable to non-controlling interest	(928)	1,564	(154)	4,020
Net (loss) income attributable to Malibu Boats, Inc.	$(66,831)	$51,888	$(36,691)	$121,933

Comprehensive (loss) income:
Net (loss) income	$(67,759)	$53,452	$(36,845)	$125,953
Other comprehensive (loss):
Change in cumulative translation adjustment	(1,116)	(411)	(440)	(620)
Other comprehensive (loss)	(1,116)	(411)	(440)	(620)
Comprehensive (loss) income	(68,875)	53,041	(37,285)	125,333
Less: comprehensive (loss) income attributable to non-controlling interest	(943)	1,552	(150)	4,001
Comprehensive (loss) income attributable to Malibu Boats, Inc.	$(67,932)	$51,489	$(37,135)	$121,332

Weighted-average shares outstanding used in computing net (loss) income per share:
Basic	20,399,018	20,533,649	20,453,951	20,465,534
Diluted	20,399,018	20,679,631	20,453,951	20,608,968
Net (loss) income available to Class A Common Stock per share:
Basic	$(3.28)	$2.53	$(1.79)	$5.96
Diluted	$(3.28)	$2.51	$(1.79)	$5.92

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

Table of Contents2
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2024	June 30, 2023
Assets
Current assets
Cash	$47,116	$78,937
Trade receivables, net	45,477	68,381
Inventories, net	154,740	171,189
Prepaid expenses and other current assets	8,659	7,827
Total current assets	255,992	326,334
Property, plant and equipment, net	251,003	204,792
Goodwill	51,275	100,577
Other intangible assets, net	177,127	221,458
Deferred tax assets	53,624	62,573
Other assets	8,565	10,190
Total assets	$797,586	$925,924
Liabilities
Current liabilities
Accounts payable	$39,145	$40,402
Accrued expenses	108,871	187,078
Income taxes and tax distribution payable	844	847
Payable pursuant to tax receivable agreement, current portion	4,111	4,111
Total current liabilities	152,971	232,438
Deferred tax liabilities	18,103	28,453
Other liabilities	8,591	9,926
Payable pursuant to tax receivable agreement, less current portion	40,632	39,354
Long-term debt	15,000	—
Total liabilities	235,297	310,171
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,439,597 shares issued and outstanding as of March 31, 2024; 20,603,822 issued and outstanding as of June 30, 2023	203	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of March 31, 2024 and June 30, 2023	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and June 30, 2023	—	—
Additional paid in capital	72,782	86,321
Accumulated other comprehensive loss	(4,780)	(4,340)
Accumulated earnings	489,006	525,697
Total stockholders' equity attributable to Malibu Boats, Inc.	557,211	607,882
Non-controlling interest	5,078	7,871
Total stockholders’ equity	562,289	615,753
Total liabilities and stockholders' equity	$797,586	$925,924
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

Table of Contents3
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	20,603	$204	12	$—	$86,321	$(4,340)	$525,697	$7,871	$615,753
Net income	—	—	—	—	—	—	20,259	511	20,770
Stock based compensation, net of withholding taxes on vested equity awards	—	—	—	—	1,443	—	—	—	1,443
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(199)	(2)	—	—	(9,617)	—	—	—	(9,619)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(751)	—	(17)	(768)
Balance at September 30, 2023	20,404	$202	12	$—	$78,194	$(5,091)	$545,956	$8,251	$627,512
Net income	—	—	—	—	—	—	9,881	263	10,144
Stock based compensation, net of withholding taxes on vested equity awards	109	1	—	—	(1,364)	—	—	—	(1,363)
Issuances of equity for services	12	—	—	—	1,037	—	—	—	1,037
Repurchase and retirement of common stock	(226)	(2)	—	—	(10,122)	—	—	—	(10,124)
Foreign currency translation adjustment	—	—	—	—	—	1,427	—	29	1,456
Balance at December 31, 2023	20,299	$201	12	$—	$67,745	$(3,664)	$555,837	$8,543	$628,662
Net loss	—	—	—	—	—	—	(66,831)	(928)	(67,759)
Stock based compensation, net of withholding taxes on vested equity awards	6	—	—	—	1,796	—	—	—	1,796
Issuances of equity for services	—	—	—	—	48	—	—	—	48
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,278)	—	—	—	(1,278)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,950	—	—	—	1,950
Exchange of LLC Units for Class A Common Stock	135	2	—	—	2,521	—	—	(2,521)	2
Foreign currency translation adjustment	—	—	—	—	—	(1,116)	—	(16)	(1,132)
Balance at March 31, 2024	20,440	$203	12	$—	$72,782	$(4,780)	$489,006	$5,078	$562,289

Table of Contents4

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568
Net income	—	—	—	—	—	—	34,883	1,222	36,105
Stock based compensation, net of withholding taxes on vested equity awards	(12)	—	—	—	743	—	—	—	743
Issuances of equity for services	—	—	—	—	67	—	—	—	67
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(696)	(696)
Foreign currency translation adjustment	—	—	—	—	—	(1,436)	—	(43)	(1,479)
Balance at September 30, 2022	20,345	$202	10	$—	$78,237	$(4,943)	$456,067	$10,877	$540,440
Net income	—	—	—	—	—	—	35,162	1,234	36,396
Stock based compensation, net of withholding taxes on vested equity awards	128	1	—	—	22	—	—	—	23
Issuances of equity for services	2	—	—	—	948	—	—	—	948
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(688)	(688)
Foreign currency translation adjustment	—	—	—	—	—	1,227	—	36	1,263
Balance at December 31, 2022	20,475	$203	10	$—	$79,207	$(3,716)	$491,229	$11,459	$578,382
Net income	—	—	—	—	—	—	51,888	1,564	53,452
Stock based compensation, net of withholding taxes on vested equity awards	1	—	—	—	1,707	—	—	—	1,707
Issuances of equity for services	—	—	—	—	68	—	—	—	68
Issuances of equity for exercise of stock options	3	—	—	—	132	—	—	—	132
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,717)	—	—	—	(1,717)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	2,640	—	—	—	2,640
Exchange of LLC Units for Class A Common Stock	145	1	—	—	2,765	—	—	(2,765)	1
Issuances of Class B Common Stock	—	—	2	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(971)	(971)
Foreign currency translation adjustment	—	—	—	—	—	(411)	—	(12)	(423)
Balance at March 31, 2023	20,624	$204	12	$—	$84,802	$(4,127)	$543,117	$9,275	$633,271

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

Table of Contents5
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2024	2023
Operating activities:
Net (loss) income	$(36,845)	$125,953
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash compensation expense	3,162	5,402
Non-cash compensation to directors	1,466	843
Depreciation	19,211	16,147
Amortization	5,114	5,111
Deferred income taxes	546	3,324
Goodwill and other intangible asset impairment	88,389	—
Other items, net	1,701	1,128
Change in operating assets and liabilities:
Trade receivables	22,889	(29,350)
Inventories	16,282	(28,513)
Prepaid expenses and other assets	81	(390)
Accounts payable	(2,598)	6,776
Income taxes payable	(567)	307
Accrued expenses	(78,233)	2,885
Other liabilities	(1,377)	(1,633)
Net cash provided by operating activities	39,221	107,990
Investing activities:
Purchases of property, plant and equipment	(64,106)	(43,505)
Proceeds from sale or disposal of property, plant and equipment	14	—
Net cash used in investing activities	(64,092)	(43,505)
Financing activities:
Proceeds from revolving credit facility	75,000	141,700
Principal payments on long-term borrowings	—	(23,125)
Payments on revolving credit facility	(60,000)	(217,000)
Payment of deferred financing costs	—	(1,362)
Proceeds received from exercise of stock options	—	132
Cash paid for withholding taxes on vested restricted stock	(1,242)	(2,895)
Distributions to LLC Unit holders	(890)	(2,429)
Repurchase and retirement of common stock	(19,743)	(7,868)
Net cash used in financing activities	(6,875)	(112,847)
Effect of exchange rate changes on cash	(75)	(224)
Changes in cash	(31,821)	(48,586)
Cash—Beginning of period	78,937	83,744
Cash—End of period	$47,116	$35,158

Supplemental cash flow information:
Cash paid for interest	$2,513	$2,457
Cash paid for income taxes	1,991	34,117

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
Interim Impairment Evaluation
The Company accounts for business combinations under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Identifiable assets (including intangible assets) and liabilities assumed in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any non-controlling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We recognized goodwill of $49,189 related to our acquisition of Maverick Boat Group in December 2020. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, or at an interim period when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. For the fiscal year ended June 30, 2023, the Company performed a quantitative assessment on the Maverick Boat Group reporting unit which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. As a result, the Company did not recognize any goodwill impairment charges for the fiscal year ended June 30, 2023.
Based on the Company’s interim assessment as of December 31, 2023, the Company determined that it was more-likely- than-not that the fair value of the Maverick Boat Group reporting unit was still greater than its net book value and that the Company did not have a “triggering event” requiring a quantitative assessment of goodwill. However, during the three months ended March 31, 2024, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fourth quarter and fiscal

Table of Contents7
year 2025 forecast, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fourth quarter 2024 and fiscal year 2025 forecast, the Company performed a goodwill impairment analysis as of March 31, 2024 consistent with the Company’s approach for annual impairment testing, including similar models and inputs. Based on such analysis, the Company determined that its estimated fair value for the Maverick Boat Group reporting unit is less than its carrying value as of March 31, 2024 and the Company recognized an impairment charge of $49,189 for the three months ended March 31, 2024.
Additionally, during our interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge to trade names of $39,200 for the three months ended March 31, 2024 related to the Maverick Boat Group reporting unit. The impairment was principally a result of a decline, in the fourth quarter 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded.
If assumptions or estimates with respect to the Company's future performance vary from what is expected, including those assumptions relating to future revenue, profitability, operational plans and economic indicators such as interest rates and inflationary pressures on product and labor costs, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. The Company will continue to monitor developments the remainder fiscal year 2024 including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
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

Table of Contents8
2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2024				Nine Months Ended March 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$57,283	$80,839	$61,445	$199,567	$230,994	$255,571	$169,940	$656,505
Part and other sales	2,911	384	557	3,852	10,594	1,008	2,216	13,818
Net Sales	$60,194	$81,223	$62,002	$203,419	$241,588	$256,579	$172,156	$670,323

Revenue by geography:
North America	$51,118	$75,471	$58,506	$185,095	$217,296	$245,666	$167,598	$630,560
International	9,076	5,752	3,496	18,324	24,292	10,913	4,558	39,763
Net Sales	$60,194	$81,223	$62,002	$203,419	$241,588	$256,579	$172,156	$670,323

	Three Months Ended March 31, 2023				Nine Months Ended March 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$167,979	$122,058	$79,246	$369,283	$463,153	$319,314	$216,706	$999,173
Part and other sales	4,592	603	641	5,836	12,752	1,165	2,972	16,889
Net Sales	$172,571	$122,661	$79,887	$375,119	$475,905	$320,479	$219,678	$1,016,062

Revenue by geography:
North America	$158,676	$120,541	$77,148	$356,365	$430,250	$313,636	$211,415	$955,301
International	13,895	2,120	2,739	18,754	45,655	6,843	8,263	60,761
Net Sales	$172,571	$122,661	$79,887	$375,119	$475,905	$320,479	$219,678	$1,016,062
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

Table of Contents9
of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of March 31, 2024		As of June 30, 2023
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	321,419	1.5%	455,919	2.2%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,439,597	98.5%	20,603,822	97.8%
	20,761,016	100.0%	21,059,741	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2024, the Company caused the LLC to issue a total of 299,199 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to non-employee directors for their services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, and (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units. During the nine months ended March 31, 2024, 17,804 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 20,080 LLC Units were canceled in connection with the vesting of stock awards with a market condition that was deemed to not be achieved and the retirement of 38,017 treasury shares in accordance with the LLC Agreement. Also during the nine months ended March 31, 2024, 425,407 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 425,407 treasury shares under the Company's stock repurchase program that expired on November 8, 2023, and the Company’s new stock repurchase program that was authorized for the period from November 8, 2023 to November 8, 2024.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2024 and June 30, 2023, tax distributions payable to non-controlling LLC Unit holders were $0 and $776, respectively. During the nine months ended March 31, 2024 and 2023, tax distributions paid to the non-controlling LLC Unit holders were $890 and $2,429, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

Table of Contents10
4. Inventories
Inventories, net consisted of the following:

	As of March 31, 2024	As of June 30, 2023
Raw materials	$113,949	$142,948
Work in progress	26,059	19,222
Finished goods	14,732	9,019
Total inventories	$154,740	$171,189
5. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	As of March 31, 2024	As of June 30, 2023
Land	$4,905	$4,905
Building and leasehold improvements	166,490	119,324
Machinery and equipment	114,076	103,362
Furniture and fixtures	14,609	12,672
Construction in process	52,304	47,482
	352,384	287,745
Less: Accumulated depreciation	(101,381)	(82,953)
Property, plant and equipment, net	$251,003	$204,792
Depreciation expense was $6,544 and $5,463 for the three months ended March 31, 2024 and 2023, respectively, and $19,211 and $16,147 for the nine months ended March 31, 2024 and 2023, respectively substantially all of which was recorded in cost of sales.

Table of Contents11
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended March 31, 2024 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2023	$12,072	$68,714	$19,791	$100,577
Impairment charge	—	(49,189)	—	(49,189)
Effect of foreign currency changes on goodwill	(113)	—	—	(113)
Balance as of March 31, 2024
Goodwill	$11,959	$68,714	$19,791	$100,464
Accumulated impairment	—	(49,189)	—	(49,189)
Goodwill at end of period	$11,959	$19,525	$19,791	$51,275
The components of other intangible assets were as follows:

	As of March 31, 2024	As of June 30, 2023	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,685	$131,725	15-20	14.9
Patent	2,600	2,600	15	8.3
Trade name	100	100	15	6.2
Non-compete agreement	46	46	10	0.6
Total	134,431	134,471
Less: Accumulated amortization	(36,304)	(31,213)
Total definite-lived intangible assets, net	98,127	103,258
Indefinite-lived intangible:
Trade name	118,200	118,200
Less: Impairment charge	(39,200)	—
Total other intangible assets, net	$177,127	$221,458
During the three months ended March 31, 2024, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. The Company performed a goodwill impairment analysis as of March 31, 2024 consistent with the Company’s approach for annual impairment testing, including similar models and inputs. Based on such analysis, the Company determined that its estimated fair value for the Maverick Boat Group reporting unit is less than its carrying value as of March 31, 2024, and the Company recognized an impairment charge of $49,189 for the three months ended March 31, 2024.
Additionally, during our interim our impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge on trade names of $39,200 related to the Maverick Boat Group reporting unit. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded.

Table of Contents12
For more information, refer to Note 1 of our condensed consolidated financial statements included elsewhere in this report.
Amortization expense recognized on all amortizable intangibles was $1,686 and $1,680 for the three months ended March 31, 2024 and 2023, respectively, and $5,114 and $5,111 for the nine months ended March 31, 2024 and 2023, respectively.
Estimated future amortization expenses as of March 31, 2024 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2024	$1,696
2025	6,800
2026	6,799
2027	6,799
2028	6,799
2029 and thereafter	69,234
$98,127
7. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2024	As of June 30, 2023
Warranties	$38,707	$41,709
Dealer incentives	18,893	14,996
Accrued compensation	14,493	19,671
Current operating lease liabilities	2,200	2,324
Litigation settlement	—	100,000
Accrued legal and professional fees	22,240	1,899
Customer deposits	3,193	4,054
Government grant	6,630	—
Other accrued expenses	2,515	2,425
Total accrued expenses	$108,871	$187,078
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
Government grant includes approximately $6,630 related to an Economic Development Grant to be paid by the State of Tennessee in relation to the Roane County Property Purchase and Related Improvements. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
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

Table of Contents13
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Beginning balance	$40,587	$40,513	$41,709	$38,673
Add: Warranty expense	4,173	5,893	17,210	18,980
Less: Warranty claims paid	(6,053)	(5,386)	(20,212)	(16,633)
Ending balance	$38,707	$41,020	$38,707	$41,020
9. Financing
Outstanding debt consisted of the following:

	As of March 31, 2024	As of June 30, 2023
Term loan	$—	$—
Revolving credit loan	15,000	—
Total debt	15,000	—
Less current maturities	—	—
Long-term debt less current maturities	$15,000	$—
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of March 31, 2024, the Company had $15,000 outstanding under its revolving credit facility and $1,578 in outstanding letters of credit, with $333,422 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an

Table of Contents14
applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of March 31, 2024, the interest rate on the Company’s revolving credit facility was 6.47%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of March 31, 2024, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of March 31, 2024	As of June 30, 2023
Assets
Right-of-use assets	Other assets	$7,349	$8,808

Liabilities
Current operating lease liabilities	Accrued expenses	$2,200	$2,324
Long-term operating lease liabilities	Other liabilities	6,279	7,843
Total lease liabilities		$8,479	$10,167

Table of Contents15

Classification		Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Operating lease costs (1)	Cost of sales	$641	$697	$1,985	$2,010
	Selling and marketing, and general and administrative	201	212	645	668

Sublease income	Other (income) expense, net	(10)	(10)	(29)	(29)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	665	641	1,995	1,886
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of March 31, 2024 and 2023 was 3.92 years and 4.80 years, respectively. As of March 31, 2024 and 2023, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.68% and 3.67%, respectively.
Future annual minimum lease payments for the following fiscal years as of March 31, 2024 are as follows:

Amount
Remainder of 2024	$665
2025	2,370
2026	2,274
2027	2,258
2028	1,505
2029 and thereafter	1
Total	9,073
Less: imputed interest	(594)
Present value of lease liabilities	$8,479
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

Table of Contents16
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2024	As of June 30, 2023
Beginning fiscal year balance	$43,465	$45,541
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	1,278	1,710
Adjustment for change in estimated state tax rate or benefits	—	188
Payments under tax receivable agreement	—	(3,974)
	44,743	43,465
Less: current portion under tax receivable agreement	(4,111)	(4,111)
Ending balance	$40,632	$39,354
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
As of March 31, 2024 and June 30, 2023, the Company recorded deferred tax assets of $120,005 and $118,148, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal tax return, which was filed on March 15, 2024.
12. Income Taxes
The Company is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes. Maverick Boat Group is separately subject to U.S. federal and state income tax with respect to its net taxable income.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s (benefit) provision for income taxes in the period in which this determination is made.
As of March 31, 2024 and June 30, 2023, the Company maintained a total valuation allowance of $16,673 and $16,876, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was

Table of Contents17
signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax expense for the nine months ended March 31, 2024 relating to the Inflation Reduction Act.
For the three months ended March 31, 2024 and 2023, the Company's effective tax rate was 9.9% and 23.3%, respectively. For the nine months ended March 31, 2024 and 2023, the Company's effective tax rate was (10.4)% and 23.4%, respectively. For the three months ended March 31, 2024, the Company's effective tax rate was reduced by impairment charges related to our Maverick Boat Group reporting unit. For the three months ended March 31, 2023, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the nine months ended March 31, 2024, the Company's effective tax rate was reduced by impairment charges related to our Maverick Boat Group reporting unit, as well as a Section 162(m) limitations on stock based compensation and the impact of U.S. state taxes. For the nine months ended March 31, 2023, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
13. Stock-Based Compensation
The Company adopted a long term incentive plan which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of March 31, 2024, 101,932 shares remain available for future issuance under the long term incentive plan.
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
On February 20, 2024, following the announcement of upcoming departure of Malibu’s Chief Executive Officer, Malibu Boats, Inc. granted a one-time award of 92,699 restricted stock units to its President and 5,330 shares of restricted stock to a non-employee director who was appointed Executive Chair. The award to the President will vest over four years and has a fair

Table of Contents18
value of $4,000. The award to the Executive Chair vested immediately and has a fair value of $230. The fair value of both awards was based on a stock price of $43.15 on the date of grant.
The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2024:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2023	17,973	$37.55
Options granted	—	—
Options exercised	—	—
Outstanding options as of March 31, 2024	17,973	37.55
Exercisable as of March 31, 2024	17,973	$37.55
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2024:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2023	324,824	$57.98
Granted	338,234	44.40
Vested	(99,504)	54.15
Forfeited	(29,914)	53.32
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2024	533,640	$50.35
Stock-based compensation expense attributable to the Company's share-based equity awards was $1,839 and $1,751 for the three months ended March 31, 2024 and 2023, respectively and $3,162 and $5,402 for the nine months ended March 31, 2024 and 2023, respectively. During the nine months ended March 31, 2024, the Company determined achievement of the fiscal year 2022 and fiscal year 2023 performance based awards to be improbable. As a result, the Company reversed approximately $1,600 in previously recognized stock-based compensation expense. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income. Awards vesting during the three and nine months ended March 31, 2024 include 868 and 12,345, respectively, fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
14. Net Earnings Per Share
Basic net (loss) income per share of Class A Common Stock is computed by dividing net (loss) income attributable to the Company's earnings by the weighted-average number of shares of Class A Common Stock outstanding during the period. The weighted-average number of shares of Class A Common Stock outstanding used in computing basic net (loss) income per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common stockholders through receipt of additional units of equivalent value to the dividends paid to Class A Common Stock holders.
Diluted net (loss) income per share of Class A Common Stock is computed similarly to basic net (loss) income per share except the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company's LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
Stock awards with a performance condition that are based on the attainment of a specified amount of earnings are only included in the computation of diluted earnings per share to the extent that the performance condition would be achieved based on the current amount of earnings, and only if the effect would be dilutive.

Table of Contents19
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
Basic and diluted net (loss) income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Basic:
Net (loss) income attributable to Malibu Boats, Inc.	$(66,831)	$51,888	$(36,691)	$121,933
Shares used in computing basic net (loss) income per share:
Weighted-average Class A Common Stock	20,123,229	20,272,141	20,183,193	20,212,076
Weighted-average participating restricted stock units convertible into Class A Common Stock	275,789	261,508	270,758	253,458
Basic weighted-average shares outstanding	20,399,018	20,533,649	20,453,951	20,465,534
Basic net (loss) income per share	$(3.28)	$2.53	$(1.79)	$5.96

Diluted:
Net (loss) income attributable to Malibu Boats, Inc.	$(66,831)	$51,888	$(36,691)	$121,933
Shares used in computing diluted net (loss) income per share:
Basic weighted-average shares outstanding	20,399,018	20,533,649	20,453,951	20,465,534
Restricted stock units granted to employees	—	63,544	—	68,064
Stock options granted to employees	—	14,714	—	13,790
Market performance awards granted to employees	—	67,724	—	61,580
Diluted weighted-average shares outstanding [1]	20,399,018	20,679,631	20,453,951	20,608,968
Diluted net (loss) income per share	$(3.28)	$2.51	$(1.79)	$5.92
1 The Company excluded (i) 652,636 and 494,972 potentially dilutive shares from the calculation of diluted net (loss) income per share for the three months ended March 31, 2024 and 2023, respectively, and (ii) 603,437 and 531,519 potentially dilutive shares from the calculation of diluted net (loss) income per share for the nine months ended March 31, 2024 and 2023, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net (loss) income per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $500,299 and $385,448 as of March 31, 2024 and June 30, 2023, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim

Table of Contents20
condensed consolidated statements of operations and comprehensive income. During the three and nine months ended March 31, 2024, the Company repurchased 17 units from a lender of one of its former dealers. During the three and nine months ended March 31, 2023, there were no repurchases. The Company did not carry a reserve as of March 31, 2024 consistent with June 30, 2023.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of March 31, 2024 and June 30, 2023, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
Roane County Property Purchase
On March 28, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33,300. As of June 30, 2023, the Company had deposited approximately $7,800 in escrow pursuant to the Purchase Agreement. On July 25, 2023, the transaction closed and the Company paid the remaining $25,500 balance of the purchase price. In addition to the purchase price, the Company has incurred approximately $17,800 of capital expenditures through March 31, 2024 to update the facility to meet its operational needs and expects to incur additional capital expenditures of approximately $1,588 with respect to the facility.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and believes there are no product liability claims as of March 31, 2024 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
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

Table of Contents21
Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of March 31, 2024 that could have a material adverse impact on the Company's results of operations, financial condition or cash flows.
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
MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of March 31, 2024, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Company intends to vigorously pursue its claims against Chubb to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
Tommy's Boats
On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats is seeking monetary damages. Boats LLC has a repurchase agreement with M&T Bank, the floor financing lender to Tommy’s Boats, with respect to approximately $5.2 million of Malibu/Axis boats based on recent reporting by M&T Bank, the financing provider to Tommy’s Boats. The Company intends to vigorously defend against claims alleged by Tommy’s Boats. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three and nine months ended March 31, 2024, or (b) attributed assets equal to 10% of total assets as of March 31, 2024. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2024 and 2023, respectively, and the Company’s financial position at March 31, 2024 and June 30, 2023, respectively:

Table of Contents22

	Three Months Ended March 31, 2024				Nine Months Ended March 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$60,194	$81,223	$62,002	$203,419	$241,588	$256,579	$172,156	$670,323
(Loss) income before (benefit) provision for income taxes	$(1,108)	$(79,644)	$5,568	$(75,184)	$14,734	$(64,784)	$16,664	$(33,386)

	Three Months Ended March 31, 2023				Nine Months Ended March 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$172,571	$122,661	$79,887	$375,119	$475,905	$320,479	$219,678	$1,016,062
Income before provision for income taxes	$42,478	$16,489	$10,757	$69,724	$99,449	$37,770	$27,214	$164,433

	As of March 31, 2024	As of June 30, 2023
Assets
Malibu	$175,190	$249,447
Saltwater Fishing	348,122	432,806
Cobalt	274,274	243,671
Total assets	$797,586	$925,924

17. Subsequent Events
On April 29, 2024, a securities class action lawsuit was filed against MBI and certain of its current and former officers in the United States District Court for the Southern District of New York (Case 1:24-cv-03254:24-cv-03254). The class action complaint alleges violations of the Exchange Act in connection with allegedly false and misleading statements made by MBI related to its business, operations and prospects during the period from November 4, 2022 through April 11, 2024. The complaint alleges, among other things, that MBI violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to its inventory and relationship with Tommy’s dealerships, and that MBI stock price dropped when such information was made public. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Table of Contents23

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

		% of Net Sales
Segment	Brands	Nine Months Ended March 31, 2024	Fiscal year ended June 30, 2023
Malibu	Malibu	36.0%	45.8%
	Axis

Saltwater Fishing	Pursuit	38.3%	32.4%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	25.7%	21.8%

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

Table of Contents24
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
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of June 30, 2023, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against Malibu Boats, Inc. and Boats, LLC in the United States District Court for the Eastern District of Tennessee. The complaint alleges that we breached our obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats is seeking monetary damages. We intend to vigorously defend against claims alleged by Tommy’s Boats. Sales to locations under common control of Tommy's Boats represented approximately 9.4%, 10.7% and 3.0% of our consolidated net sales for fiscal year 2022, fiscal year 2023 and the first nine months of fiscal year 2024, respectively, including approximately 23.3% and 8.3% of consolidated sales in fiscal year 2023 and the first nine months of fiscal year 2024, respectively, for our Malibu segment. We do not currently have dealership agreements in effect with Tommy’s Boats, and we are actively engaged with our dealer network to mitigate any marketplace disruption and to provide a strong dealer partner in each of our markets served by Tommy’s Boats. Boats LLC has a repurchase agreement with M&T Bank, the floor financing lender to Tommy’s Boats, with respect to approximately $5.2 million of Malibu/Axis boats based on recent reporting by M&T Bank, the financing provider to Tommy’s Boats.
On a consolidated basis, we achieved third quarter fiscal 2024 net sales, gross profit, net (loss) income and adjusted EBITDA of $203.4 million, $40.3 million, $(67.8) million and $24.4 million, respectively, compared to $375.1 million, $98.6 million, $53.5 million and $79.3 million, respectively, for the third quarter of fiscal 2023. For the third quarter of fiscal 2024, net sales decreased 45.8%, gross profit decreased 59.1%, net (loss) income decreased 226.8% and adjusted EBITDA decreased 69.2% as compared to the third quarter of fiscal 2023. For the definition of adjusted EBITDA and a reconciliation to net (loss) income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Current inventory levels are now above pre-pandemic levels across all of our segments as retail activity has slowed at a more rapid pace than wholesale shipments. Because channel inventory is above normalized levels, we expect wholesale demand will be below the underlying retail activity for our products in the last quarter of fiscal year 2024 and into fiscal year 2025. While we expect a gradual decline in inventory levels as we enter into spring and summer months, we experienced a progressive decline in retail demand during the first three quarters of fiscal year 2024, with a significant decrease the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023, in particular in entry level and lower priced boats. We expect that this softening in retail demand will continue for remainder of fiscal year 2024 and into fiscal year 2025. In response, we have reduced our wholesale production.
As noted above, we have ended our dealership arrangements with Tommy's Boat. We are actively engaged with our dealer network to mitigate any marketplace disruption and to provide a strong dealer partner in each of our markets served by Tommy's Boats, which represented approximately 9.4%, 10.7% and 3.0% of our consolidated net sales for fiscal year 2022,

Table of Contents25
fiscal year 2023, and the first nine months of fiscal year 2024, respectively, including approximately 23.3% and 8.3% of consolidated sales in fiscal year 2023 and the first nine months of fiscal year 2024, respectively, for our Malibu segment. For further information, see "We have ended our dealership arrangements with a significant dealer, Tommy's Boats. It may require time for us to enter into arrangements with new dealers in markets previously served by Tommy's Boats, which could adversely impact our sales and business and may result in a loss of market share." under Part II. Item 1A. of this Form 10-Q.
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
As discussed above, our financial results and operations have been, and could continue to be, impacted by events outside of our control, including inflationary pressures, supply chain disruptions, rising prices for our suppliers and labor shortages. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For instance, elevated interest rates, which we are currently experiencing and expect to continue to experience in the near term, has reduced retail consumer appetite for our product and reduced the appetite for credit for our dealers and retail consumers.
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

Table of Contents26
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
Operating Expenses
Our operating expenses include selling and marketing, general and administrative costs, amortization costs, and impairment costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. General and administrative expenses also include product development expenses associated with our vertical integration initiative and acquisition or integration related expenses. Amortization expenses are associated with the amortization of intangibles.
Other Expense, Net
Other expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense includes adjustments to our tax receivable agreement liability and sublease income.

Table of Contents27
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
Net (Loss) Income Attributable to Non-controlling Interest
As of each of March 31, 2024 and 2023, we had a 98.5% and a 97.8%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net (loss) income attributable to non-controlling interest represents the portion of net (loss) income attributable to the non-controlling LLC members.

Table of Contents28
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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	203,419	100.0%	375,119	100.0%	670,323	100.0%	1,016,062	100.0%
Cost of sales	163,086	80.2%	276,545	73.7%	535,721	79.9%	767,229	75.5%
Gross profit	40,333	19.8%	98,574	26.3%	134,602	20.1%	248,833	24.5%
Operating expenses:
Selling and marketing	6,552	3.2%	7,176	1.9%	17,914	2.7%	18,560	1.8%
General and administrative	18,608	9.1%	19,455	5.2%	54,753	8.2%	57,732	5.7%
Goodwill and other intangible asset impairment	88,389	43.5%	—	—%	88,389	13.2%	—	—%
Amortization	1,686	0.8%	1,680	0.4%	5,114	0.8%	5,111	0.5%
Operating (loss) income	(74,902)	(36.8)%	70,263	18.8%	(31,568)	(4.7)%	167,430	16.5%
Other expense, net:
Other (income) expense, net	(14)	—%	(110)	—%	(33)	—%	153	—%
Interest expense	296	0.1%	649	0.2%	1,851	0.3%	2,844	0.3%
Other expense, net	282	0.1%	539	0.2%	1,818	0.3%	2,997	0.3%
Income (loss) before provision for income taxes	(75,184)	(37.0)%	69,724	18.6%	(33,386)	(5.0)%	164,433	16.2%
(Benefit) provision for income taxes	(7,425)	(3.7)%	16,272	4.4%	3,459	0.5%	38,480	3.8%
Net (loss) income	(67,759)	(33.3)%	53,452	14.2%	(36,845)	(5.5)%	125,953	12.4%
Net (loss) income attributable to non-controlling interest	(928)	(0.5)%	1,564	0.4%	(154)	—%	4,020	0.4%
Net (loss) income attributable to Malibu Boats, Inc.	(66,831)	(32.9)%	51,888	13.8%	(36,691)	(5.5)%	121,933	12.0%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	452	35.6%	1,338	50.7%	1,862	42.9%	3,874	53.0%
Saltwater Fishing	381	30.0%	718	27.2%	1,277	29.4%	1,859	25.4%
Cobalt	436	34.4%	581	22.1%	1,201	27.7%	1,580	21.6%
Total units	1,269	100.0%	2,637	100.0%	4,340	100.0%	7,313	100.0%

Net sales per unit	$160,299		$142,252		$154,452		$138,939
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Net Sales
Net sales for the three months ended March 31, 2024 decreased $171.7 million, or 45.8%, to $203.4 million as compared to the three months ended March 31, 2023. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased wholesale shipments and increased dealer flooring program costs across all segments resulting from higher interest rates and elevated channel inventory levels, partially offset by a favorable model mix in

Table of Contents29
our Saltwater Fishing segment and inflation-driven year-over-year price increases. Unit volume for the three months ended March 31, 2024, decreased 1,368 units, or 51.9%, to 1,269 units as compared to the three months ended March 31, 2023. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity and elevated channel inventories during the period.
Net sales attributable to our Malibu segment decreased $112.4 million, or 65.1%, to $60.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Unit volumes attributable to our Malibu segment decreased 886 units for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated dealer channel inventory levels. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $41.4 million, or 33.8%, to $81.2 million, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Unit volume decreased 337 units for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated dealer channel inventory levels. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $17.9 million, or 22.4%, to $62.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Unit volumes attributable to Cobalt decreased 145 units for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated dealer channel inventory levels. The decrease in net sales was driven primarily by a decrease in units and increased dealer flooring program costs, partially offset by inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 12.7% to $160,299 per unit for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Net sales per unit for our Malibu segment increased 3.3% to $133,173 per unit for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 24.8% to $213,184 per unit for the three months ended March 31, 2024 driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Cobalt segment increased 3.4% to $142,206 per unit for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs.
Cost of Sales
Cost of sales for the three months ended March 31, 2024 decreased $113.5 million, or 41.0%, to $163.1 million as compared to the three months ended March 31, 2023. The decrease in cost of sales was primarily driven by a 45.8% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $4.8 million, $9.5 million and $2.0 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to inflationary pressures, fixed cost deleverage and a model mix that corresponds to higher cost per unit in our Malibu and Saltwater Fishing segments.
Gross Profit
Gross profit for the three months ended March 31, 2024 decreased $58.2 million, or 59.1%, to $40.3 million compared to the three months ended March 31, 2023. The decrease in gross profit was driven primarily by lower net sales partially offset by decreased cost of sales for the reasons noted above. Gross margin for the three months ended March 31, 2024 decreased 650 basis points from 26.3% to 19.8% driven primarily by fixed cost deleverage due to lower sales, an increased mix of the Saltwater Fishing segment, and increased dealer flooring program costs.
Operating Expenses
We recognized an impairment charge of $88.4 million during the three months ended March 31, 2024 related to our Maverick Boat Group reporting unit. During the three months ended March 31, 2024, we determined certain indicators of impairment existed, including a decline, in the fourth quarter of fiscal year 2024 and fiscal year 2025 forecasts, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. Selling and marketing expenses for the three months ended March 31, 2024 decreased $0.6 million, or 8.7% to $6.6 million compared to the three months ended March 31,

Table of Contents30
2023. The decrease was driven primarily by a decrease in travel and marketing events. As a percentage of sales, selling and marketing expenses increased 130 basis points to 3.2% for the three months ended March 31, 2024 compared to 1.9% for the three months ended March 31, 2023. General and administrative expenses for the three months ended March 31, 2024 decreased $0.8 million, or 4.4%, to $18.6 million as compared to the three months ended March 31, 2023 driven primarily by a decrease in personnel-related expenses, partially offset by increased information technology cost. As a percentage of sales, general and administrative expenses increased 390 basis points to 9.1% for the three months ended March 31, 2024 compared to 5.2% for the three months ended March 31, 2023. Amortization expense remained flat at $1.7 million for the three months ended March 31, 2024.
Other Expense, Net
Other expense, net for the three months ended March 31, 2024 decreased by $0.3 million, or 47.7% to $0.3 million, compared to the three months ended March 31, 2023. The decrease in other expense resulted primarily from decreased interest expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes for the three months ended March 31, 2024, decreased $23.7 million, or 145.6%, to $(7.4) million compared to the three months ended March 31, 2023. The decrease primarily resulted from decreased pre-tax earnings, including the impairment charges related to our Maverick Boat Group reporting unit. For the three months ended March 31, 2024 and 2023, our effective tax rate of 9.9% and 23.3%, respectively. For the three months ended March 31, 2024, our effective tax rate was reduced by the impairment charges related to our Maverick Boat Group reporting unit. For the three months ended March 31, 2023, our effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. The increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non-controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2024 and 2023, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.7% and 2.5%, respectively.
Comparison of the Nine Months Ended March 31, 2024 to the Nine Months Ended March 31, 2023
Net Sales
Net sales for the nine months ended March 31, 2024 decreased $345.7 million, or 34.0%, to $670.3 million as compared to the nine months ended March 31, 2023. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased wholesale shipments and increased dealer flooring program costs across all segments resulting from higher interest rates and elevated channel inventory levels, partially offset by a favorable model mix in our Saltwater Fishing segment and inflation-driven year-over-year price increases. Unit volume for the nine months ended March 31, 2024, decreased 2,973 units, or 40.7%, to 4,340 units as compared to the nine months ended March 31, 2023. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity and elevated channel inventories during the period.
Net sales attributable to our Malibu segment decreased $234.3 million, or 49.2%, to $241.6 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Unit volumes attributable to our Malibu segment decreased 2,012 units for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated channel inventory levels. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $63.9 million, or 19.9%, to $256.6 million, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Unit volume decreased 582 units for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated channel inventory levels. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by inflation-driven year-over-year price increases.

Table of Contents31
Net sales attributable to our Cobalt segment decreased $47.5 million, or 21.6%, to $172.2 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Unit volumes attributable to Cobalt decreased 379 units for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and elevated channel inventory levels. The decrease in net sales was driven primarily by a decrease in units and increased dealer flooring program costs, partially offset by inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 11.2% to $154,452 per unit for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Net sales per unit for our Malibu segment increased 5.6% to $129,747 per unit for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 16.5% to $200,923 per unit for the nine months ended March 31, 2024 driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer flooring program costs. Net sales per unit for our Cobalt segment increased 3.1% to $143,344 per unit for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, driven inflation-driven year-over-year price increases and a favorable model mix, partially offset by increased dealer flooring program costs.
Cost of Sales
Cost of sales for the nine months ended March 31, 2024 decreased $231.5 million, or 30.2%, to $535.7 million as compared to the nine months ended March 31, 2023. The decrease in cost of sales was primarily driven by a 34.0% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $15.7 million, $23.5 million, and $4.0 million for the Malibu, Saltwater Fishing and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to inflationary pressures, fixed cost deleverage and a model mix that corresponds to higher cost per unit across all of our segments.
Gross Profit
Gross profit for the nine months ended March 31, 2024 decreased $114.2 million, or 45.9%, to $134.6 million compared to the nine months ended March 31, 2023. The decrease in gross profit was driven primarily by lower net sales due to lower unit volumes partially offset by the decreased cost of sales for the reasons noted above. Gross margin for the nine months ended March 31, 2024 decreased 440 basis points from 24.5% to 20.1% driven by fixed cost deleverage due to lower sales, an increased mix of the Saltwater Fishing segment and increased dealer flooring program costs.
Operating Expenses
We recognized an impairment charge of $88.4 million during the nine months ended March 31, 2024 related to our Maverick Boat Group reporting unit. During the nine months ended March 31, 2024, we determined certain indicators of impairment existed, including a decline, in the fourth quarter of fiscal year 2024 and fiscal year 2025 forecasts, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. Selling and marketing expenses decreased $0.6 million, or 3.5%, to $17.9 million for the nine months ended March 31, 2024. As a percentage of sales, selling and marketing expenses increased 90 basis points to 2.7% for the nine months ended March 31, 2024 compared to 1.8% for the nine months ended March 31, 2023. General and administrative expenses for the nine months ended March 31, 2024 decreased $3.0 million, or 5.2%, to $54.8 million as compared to the nine months ended March 31, 2023 driven primarily by a decrease in personnel-related expenses partially offset by increased information technology expenses. As a percentage of sales, general and administrative expenses increased 250 basis points to 8.2% for the nine months ended March 31, 2024 compared to 5.7% for the nine months ended March 31, 2023. Amortization expense remained flat at $5.1 million for the nine months ended March 31, 2024.
Other Expense, Net
Other expense, net for the nine months ended March 31, 2024 decreased by $1.2 million, or 39.3% to $1.8 million, compared to the nine months ended March 31, 2023. The decrease in other expense resulted primarily from decreased interest expense during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2024, decreased $35.0 million, or 91.0%, to $3.5 million compared to the nine months ended March 31, 2023. The decrease primarily resulted from decreased pre-tax earnings, including the impairment charges related to our Maverick Boat Group reporting unit. For the nine months ended March 31,

Table of Contents32
2024 and 2023, our effective tax rate was (10.4)% and 23.4%, respectively. For the nine months ended March 31, 2024, our effective tax rate was reduced by the impairment charges related to our Maverick Boat Group reporting unit, as well as a Section 162(m) limitations on stock based compensation and the impact of U.S. state taxes. For the nine months ended March 31, 2023, the effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. The increase in the effective tax rate over the statutory federal income tax rate was partially offset by a windfall benefit generated by certain stock-based compensation as well as the benefits from the foreign derived intangible income deduction, the research and development tax credit, and the impact of non- controlling interests in the LLC.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income is computed by multiplying pre-tax income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2024 and 2023, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.0% and 2.7%, respectively.

Table of Contents33
GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation, amortization, impairment expense and non-cash, non-recurring or non-operating expenses, including certain professional fees and non-cash compensation expense. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net (loss) income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net (loss) income in arriving at adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net (loss) income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of adjusted EBITDA and adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net (loss) income as determined in accordance with GAAP to adjusted EBITDA and presentation of net (loss) income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income	$(67,759)	$53,452	$(36,845)	$125,953
(Benefit) provision for income taxes	(7,425)	16,272	3,459	38,480
Interest expense	296	649	1,851	2,844
Depreciation	6,544	5,463	19,211	16,147
Amortization	1,686	1,680	5,114	5,111
Goodwill and other intangible asset impairment [1]	88,389	—	88,389	—
Professional fees [2]	839	—	1,986	—
Stock-based compensation expense [3]	1,839	1,751	3,162	5,402
Adjusted EBITDA	$24,409	$79,267	$86,327	$193,937
Net Sales	$203,419	$375,119	$670,323	$1,016,062
Net (Loss) Income Margin [4]	(33.3)%	14.2%	(5.5)%	12.4%
Adjusted EBITDA Margin [4]	12.0%	21.1%	12.9%	19.1%

(1)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)	For the three and nine months ended March 31, 2024, represents legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
(3)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(4)	We calculate net (loss) income margin as net (loss) income divided by net sales, and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Table of Contents34
Adjusted Fully Distributed Net (Loss) Income
We define Adjusted Fully Distributed Net (Loss) Income as net (loss) income attributable to Malibu Boats, Inc. (i) excluding income tax expense, (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense on fully distributed net (loss) income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net (Loss) Income is a non-GAAP financial measure because it represents net (loss) income attributable to Malibu Boats, Inc., before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
We use Adjusted Fully Distributed Net (Loss) Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone.
We believe Adjusted Fully Distributed Net (Loss) Income assists our board of directors, management and investors in comparing our net (loss) income on a consistent basis from period to period because it removes non-cash or non-recurring items, and eliminates the variability of non-controlling interest as a result of member owner exchanges of LLC Units into shares of Class A Common Stock.
In addition, because Adjusted Fully Distributed Net (Loss) Income is susceptible to varying calculations, the Adjusted Fully Distributed Net (Loss) Income measures, as presented in this Quarterly Report, may differ from and may, therefore, not be comparable to similarly titled measures used by other companies.
The following table shows the reconciliation of the numerator and denominator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net (Loss) Income per Share of Class A Common Stock for the periods presented (in thousands except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of numerator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net (loss) income attributable to Malibu Boats, Inc.	$(66,831)	$51,888	$(36,691)	$121,933
(Benefit) provision for income taxes	(7,425)	16,272	3,459	38,480
Professional fees [1]	839	—	1,986	—
Acquisition related expenses [2]	1,659	1,641	5,013	4,995
Stock-based compensation expense [3]	1,839	1,751	3,162	5,402
Goodwill and other intangible asset impairment [4]	88,389	—	88,389	—
Net (loss) income attributable to non-controlling interest [5]	(928)	1,564	(154)	4,020
Fully distributed net income before income taxes	17,542	73,116	65,164	174,830
Income tax expense on fully distributed income before income taxes [6]	4,298	17,767	15,965	42,484
Adjusted fully distributed net income	$13,244	$55,349	$49,199	$132,346

Table of Contents35

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of denominator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net (loss) income per share:	20,399,018	20,533,649	20,453,951	20,465,534
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [7]	347,529	516,322	420,052	573,132
Weighted-average unvested restricted stock awards issued to management [8]	287,221	290,450	259,719	276,587
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,033,768	21,340,421	21,133,722	21,315,253
The following table shows the reconciliation of net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income available to Class A Common Stock per share	$(3.28)	$2.53	$(1.79)	$5.96
Impact of adjustments:
(Benefit) provision for income taxes	(0.36)	0.79	0.17	1.88
Professional fees [1]	0.04	—	0.10	—
Acquisition related expenses [2]	0.09	0.08	0.25	0.24
Stock-based compensation expense [3]	0.09	0.09	0.15	0.27
Goodwill and other intangible asset impairment [4]	4.32	—	4.32	—
Net (loss) income attributable to non-controlling interest [5]	(0.04)	0.08	(0.01)	0.20
Fully distributed net income per share before income taxes	0.86	3.57	3.19	8.55
Impact of income tax expense on fully distributed income before income taxes [6]	(0.21)	(0.87)	(0.78)	(2.08)
Impact of increased share count [9]	(0.02)	(0.11)	(0.08)	(0.26)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.63	$2.59	$2.33	$6.21

Table of Contents36

(1)	For the three and nine months ended March 31, 2024, represents legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
(2)	For the three and nine months ended March 31, 2024 and 2023, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
(3)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(4)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(5)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(6)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% and 24.3% of income before income taxes for the three and nine months ended March 31, 2024 and 2023, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2024 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

(7)	Represents the weighted-average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(8)	Represents the weighted-average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(9)	Reflects impact of increased share counts assuming the exchange of all weighted-average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted-average unvested restricted stock awards included in outstanding shares granted to members of management.

Table of Contents37
Liquidity and Capital Resources
Overview and Primary Sources of Cash
Our primary uses of cash have been for funding working capital and capital investments, repayments under our debt arrangements, acquisitions, cash distributions to members of the LLC, cash payments under our tax receivable agreement and stock repurchases under our stock repurchase program. For both the short term and the long term, our sources of cash to meet these needs have primarily been operating cash flows, borrowings under our revolving credit facility and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond. In the first quarter of fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We borrowed $75.0 million under the revolving credit facility to fund a portion of that payment and, subsequently, repaid $10.0 million, $30.0 million and $20.0 million under the revolving credit facility during the first quarter, second quarter and third quarter, respectively, of fiscal year 2024. See Note 15 to our unaudited interim condensed consolidated financial statements for more information about the settlement of the product liability matters.
We intend to return capital of at least $10.0 million per quarter from May 2024 through May 2025 through either the repurchase of stock or dividend payments.
Material Cash Requirements
Capital Expenditures. For fiscal year 2023, we incurred approximately $54.8 million in capital expenditures related to the completion of our Tooling Design Center as well as new models, capacity enhancements and vertical integration initiatives. We expect capital expenditures between $65.0 million and $75.0 million for fiscal year 2024, (of which we have incurred approximately $64.1 million through the first nine months of fiscal year 2024), primarily for the outfitting of our Roane County property and investments in new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Roane County Property Purchase and Related Improvements. On March 28, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase certain real property, improvements and other assets from the seller for a cash purchase price of approximately $33.3 million. On July 25, 2023, the transaction closed and we paid the $25.5 million balance of the purchase price. In addition to the purchase price, we have incurred approximately $17.8 million of capital expenditures through March 31, 2024 to update the facility to meet our operational needs and expect to incur additional capital expenditures of approximately $1.6 million with respect to the facility.
Principal and Interest Payments. On July 8, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of March 31, 2024, we had $15.0 million outstanding under our revolving credit facility and $1.6 million in outstanding letters of credit, with $333.4 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after March 31, 2024, our interest payments would be approximately $1.0 million within the next 12 months based on the interest rate at March 31, 2024 of 6.47%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
Tax Receivable Agreement. We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $4.1 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return, which was filed on March 15, 2024.
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.5 million and our total committed lease payments are $9.1 million as of March 31, 2024. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased

Table of Contents38
throughout fiscal year 2024 and 2025. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of March 31, 2024, we had purchase orders in the amount of $73.5 million due within the next 12 months.

Stock Repurchase Program. Our Board of Directors authorized a stock repurchase program (the"2022 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2022 to November 8, 2023. Between July 1, 2023 and November 8, 2023, we repurchased 261,962 shares of Class A Common Stock for $12.4 million in cash including related fees and expenses under the 2022 Repurchase Program which expired on November 8, 2023. On October 26, 2023, our Board of Directors authorized a new stock repurchase program (the"2023 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. Between November 8, 2023 and March 31, 2024, we repurchased 163,445 shares of Class A Common Stock for $7.3 million in cash including related fees and expenses under the 2023 Repurchase Program. As of March 31, 2024, $92.9 million remained available under the 2023 Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. As noted above, we intend to return capital of at least $10.0 million per quarter from May 2024 through May 2025 through either the repurchase of common stock or dividend payments. We intend to fund stock repurchases from cash on hand.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2024	2023
Total cash provided by (used in):
Operating activities	$39,221	$107,990
Investing activities	(64,092)	(43,505)
Financing activities	(6,875)	(112,847)
Impact of currency exchange rates on cash balances	(75)	(224)
(Decrease) in cash	$(31,821)	$(48,586)
Operating Activities
Net cash provided by operating activities was $39.2 million for the nine months ended March 31, 2024, compared to net cash provided by operating activities of $108.0 million for the nine months ended March 31, 2023, a decrease of $68.8 million. The decrease in cash provided by operating activities resulted from a decrease of $75.2 million in net income (after consideration of non-cash items included in net (loss) income, primarily related to the Maverick impairment of goodwill and other intangible assets, depreciation, amortization, deferred tax assets and non-cash compensation) which was partially offset by a net increase in operating assets and liabilities of $6.4 million. This increase was related to a reduction in working capital, resulting from lower sales and was partially offset by a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters.
Investing Activities
Net cash used in investing activities was $64.1 million for the nine months ended March 31, 2024, and $43.5 million for the nine months ended March 31, 2023. Net cash used for investing activities for the nine months ended March 31, 2024 was primarily related to increased capital expenditures compared to the nine months ended March 31, 2023.
Financing Activities
Net cash used in financing activities was $6.9 million for the nine months ended March 31, 2024, compared to net cash used in financing activities of $112.8 million for the nine months ended March 31, 2023, a decrease of $106.0 million. During the nine months ended March 31, 2024, we borrowed $15.0 million, net of repayments, under our revolving credit facility and

Table of Contents39
repurchased $19.7 million of our Class A Common Stock under our current stock repurchase program. We also paid $1.2 million on taxes for shares withheld upon the vesting of restricted stock awards and paid $0.9 million in distributions to LLC Unit holders. During the nine months ended March 31, 2023, we repaid $23.1 million on our term loans, repaid $75.3 million, net of borrowings, under our revolving credit facility and repurchased $7.9 million of our Class A Common Stock under our prior stock repurchase program. We also paid $2.9 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $2.4 million in distributions to LLC Unit holders and paid $1.4 million in deferred financing costs.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of March 31, 2024 the Company had $15.0 million outstanding under its revolving credit facility and $1.6 million in outstanding letters of credit, with $333.4 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the nine months ended March 31, 2024, we repurchased 17 units under our repurchase agreements. During the nine months ended March 31, 2023, we did not repurchase any units under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation.
Critical Accounting Policies
As of March 31, 2024, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Table of Contents40
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents41
Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under this section entitled "Legal Proceedings" is incorporated by reference from Note 15 and Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
The pending lawsuits described in Note 15 and Note 17 of our unaudited interim consolidated financial statements and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcomes of the pending lawsuits and any other related lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.
Item 1A. Risk Factors
During the quarter ended March 31, 2024, other than as described below, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2023.
We have ended our dealership arrangements with a significant dealer, Tommy’s Boats. It may require time for us to enter into arrangements with new dealers in markets previously served by Tommy’s, which could adversely impact our sales and business and may result in a loss of market share.
We have ended our dealership arrangements with Tommy’s Boats. Sales to locations under common control of Tommy's Boats represented approximately 9.4%, 10.7% and 3.0% of our consolidated net sales for fiscal year 2022, fiscal year 2023 and the first nine months of fiscal year 2024, respectively, including approximately 23.3% and 8.3% of consolidated sales in fiscal year 2023 and the first nine months of fiscal year 2024, respectively, for our Malibu segment.
We depend on our network of dealers to support, market and service our products. It may require time for us to enter into arrangements with new dealers in markets previously served by Tommy’s, which could adversely impact our sales and business. We must compete with other recreational powerboat manufacturers to attract new dealers and we must identify dealers that have the financial and other resources to market and service our products. Further, we may be asked to enter into repurchase agreements with the financing companies that provide lending arrangements to any new dealers. In addition, Tommy’s Boats has also filed a complaint against us that alleges we breached obligations under dealership agreements with them, among other things. The lawsuit could adversely affect our brand, image or reputation and could impact our ability to attract and retain dealers. If it requires an extended period of time for us to enter into arrangements with new dealers, it may also result in our loss of market share.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
In a series of transactions on January 10, 2024, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 1,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
In a series of transactions on January 10, 2024 through January 16, 2024, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 125,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
In a series of transactions on January 16, 2024 through January 18, 2024, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 5,000 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Table of Contents42
In a series of transactions on February 9, 2024, in connection with the exchange of limited liability company interests of the LLC by a member of the LLC, the Company issued a total of 3,500 shares of its Class A Common Stock, par value $0.01 per share for nominal consideration to such member in reliance on the exemption under Section 4(a)(2) of the Securities Act.
Repurchase of Class A Common Stock
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Table of Contents43

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Malibu Boats, Inc. [1]
3.2	Amended and Restated Bylaws of Malibu Boats, Inc. [2]
3.3	Certificate of Formation of Malibu Boats Holdings, LLC [1]
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014 [3]
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [4]
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC [5]
4.1	Description of Class A Common Stock
4.2	Form of Class A Common Stock Certificate [1]
4.3	Form of Class B Common Stock Certificate [1]
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC [3]
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC [3]
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC [3]
10.1	Employment Agreement dated November 7, 2023, between Bruce Beckman and Malibu Boats, Inc.[6]
10.2	Transition, Release and Consulting Agreement, dated as of February 19, 2024, between Malibu Boats, Inc. and Jack Springer [7]
10.3	Restricted Stock Unit Award Agreement, dated as of February 20, 2024, between Malibu Boats, Inc. and Ritchie L. Anderson
31.1	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Included as Exhibit 101).
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
(3)    Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36290) filed on February 6, 2014.
(4)    Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (File No. 001-36290) filed on May 13, 2014.
(5)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on June 27, 2014.
(6)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on November 8, 2023.
(7)    Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 001-36290) filed on February 20, 2024.

Table of Contents44
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2024	MALIBU BOATS, INC.

	By:	/s/ Jack Springer
Jack Springer, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Bruce Beckman
Bruce Beckman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)