Form 10-K
period 2024-06-30
MALIBU BOATS, INC.
filed 2024-08-29
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024
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

As of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $1,088.5 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2023 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 31, 2023. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of August 23, 2024 was 20,012,691 and 12, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2024.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our ability to accurately forecast demand for our products; our large fixed-cost base; our ability to execute our manufacturing strategy; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components; our reliance on certain suppliers for our engines and outboard motors; climate events in areas where we operate; our ability to meet our manufacturing workforce needs; our dependence on key management employees and our ability to transition to a new Chief Executive Officer; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; our ability to protect our intellectual property; compromises or disruptions to our network and information systems; risks inherent in operating in foreign jurisdictions; general economic conditions; the continued strength and positive perception of our brands; the sale of boats previously held in inventory by our former dealer, Tommy's Boats, increased consumer preference for used boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; the seasonality of our business; competition within our industry and with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and rising interest rates; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names and other long-lived assets any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our obligation to make certain payments under a tax receivable agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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

SUMMARY OF RISK FACTORS
Our business involves significant risks and you are urged to carefully consider the risks discussed under Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K prior to making an investment in our common stock. These risks include, but are not limited to, the following:
Risks Related to our Business and Operations
•We have a large fixed-cost base that will affect our profitability when our sales decrease.
•We may not be able to execute our manufacturing strategy successfully, which could cause the profitability of our products to suffer.
•We may not be able to accurately forecast demand for our products, which could impact our ability to manage our inventory and have a material adverse effect on our business and results of operations.
•Our financial results may be adversely affected by our third-party suppliers’ increased costs or inability to adjust for our required production levels due to changing demand or global supply chain disruptions.
•For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our results of operations, financial condition, and cash flows.
•Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.
•Climatic events, including hurricanes, tornadoes, or other disruptions, may adversely impact our operations and financial condition, disrupt the business of our suppliers, and may not be adequately covered by insurance.
•Our ability to meet our manufacturing workforce’s needs is crucial to our results of operations and future sales and profitability.
•We are dependent on attracting and retaining key management employees and the transition to our new Chief Executive Officer will be critical to our success.
•We have grown our business through acquisitions; however we may not be successful in completing future acquisitions or integrating future acquisitions in a way that fully realizes their expected benefits to our business.
•Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions or vertical integrations and our working capital and general corporate needs.
•If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
Risks Related to Our Markets and the Recreational Powerboat Industry
•Weak general economic conditions, particularly in the United States, can negatively impact our industry, demand for our products, and our business and results of operations.
•Our continued success is dependent on the positive perception of our brands, which, if impaired, could adversely affect our sales.
•Our sales may be adversely impacted by the sale of boats previously held in inventory by our former dealer, Tommy’s Boats.
•Our sales may be adversely impacted by increased consumer preference for used boats, electric boats, alternative fuel-powered boats, or the supply of new boats by competitors in excess of demand.
•An increase in energy and fuel costs may adversely affect our business, financial condition and results of operations.

•Retail demand for our boats is seasonal and unfavorable weather conditions just before and during spring and summer can have a negative effect on our revenues.
•Our industry is characterized by intense competition, which affects our sales and profits.
•We compete with a variety of other activities for consumers’ scarce leisure time.
•Changes in currency exchange rates can adversely affect our results.
•Inflation and rising interest rates could adversely affect our financial results.
Risks Related to our Dealers
•We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.
•Our success depends, in part, upon the financial health of our dealers and their continued access to financing.
•We may be required to repurchase inventory of certain dealers.
Risks Related to Litigation and our Regulatory, Accounting and Tax Environment
•The nature of our business exposes us to risks associated with litigation, investigation and regulatory proceedings and a significant adverse determination with respect to any material claim against us could adversely affect our operating results or financial condition.
•An impairment in the carrying value of goodwill, trade names, and other long-lived assets could negatively affect our consolidated results of operations and net worth.
•Significant product repair and/or replacement costs due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
•We must comply with environmental laws and regulations as a boat manufacturer that could increase the costs of our products and reduce consumer demand.
•In addition to environmental regulations, we must also comply with product safety, workforce and other laws and regulations that may increase our costs and could result in harm to our reputation if we fail to comply with such regulations.
Risks Related to our Capital Structure
•The only material asset of Malibu Boats, Inc. is our interest in the LLC, and therefore Malibu Boats, Inc. is dependent upon distributions from the LLC for any cash obligations of Malibu Boats, Inc.
•The credit agreement governing our revolving credit facility contains restrictive covenants which may limit our operating flexibility and may impair our ability to access sufficient capital to operate our business.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•We will be required to pay the pre-IPO owners (or any permitted assignee) for certain tax benefits pursuant to our tax receivable agreement with them, and the amounts we may pay could be significant.
•In certain cases, payments under the tax receivable agreement to the pre-IPO owners (or any permitted assignees) of LLC Units may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

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
•We use the term "Boats, LLC" to refer to the LLC's subsidiary Malibu Boats, LLC;
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
•We use the terms “sterndrive” and “outboard” to refer to the industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to the sterndrive and outboard categories, as defined and tracked by NMMA, and the sterndrive and outboard propulsion categories, as defined and tracked by SSI; in some instances, we provide market information based on specific boat lengths or boat types within the sterndrive or outboard categories to reflect our performance in those specific markets in which we offer products; and
•References to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA and (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, for which data was available for all 50 states as of the date of this Form 10-K.
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
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats under eight brands—Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes and Cobalt. As of June 30, 2024, we had the #1 market share position in the United States in the performance sport boat category through our Malibu and Axis brands and the #1 market share position in the United States in the 24’—29’ segment of the sterndrive category through our Cobalt brand, and we are among the leading market share positions in the fiberglass outboard fishing boat market with our Pursuit and Maverick Boat Group brands. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to propriety technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the recreational boating industry.
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
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2024, our distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
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
During calendar year 2023, retail sales of new recreational powerboats in the United States totaled $15.8 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve three of the top four categories consisting of outboard, sterndrive and performance sport boat representing an addressable market of nearly $12.9 billion in retail sales through our Malibu, Axis, Pursuit, Maverick Boat Group brands and Cobalt brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2023:

Recreational Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	147,564	$10,427
Performance sport boat	9,900	$827
Sterndrive	6,100	$1,608
Jet boat	11,600	$734
Cruisers	1,500	$2,207
Total addressable market	176,664	$15,803
We maintain a leading market share position in a number of recreational boating categories with our various brands. According to SSI, as of June 30, 2024, we held the number one market share position in the United States for performance sport boats with our Malibu and Axis brands, the number one market share position in the United States for the 24’—29’ segment of the sterndrive boat category through our Cobalt brand, and we are among the leading market share positions in the outboard fiberglass fishing market that our Pursuit and Maverick Boat Group brands serve, in each case based on unit volume. We have grown our U.S. market share in the performance sports boat category from 24.5% in 2010 to 30.5% in 2023 and we have expanded our market share in the 24’-29’ segment of the sterndrive boat category from 14.2% in 2010 to 40.8% in 2023. Our Pursuit brand has gained share within its market since our acquisition of Pursuit and we are positioned to gain a broader share of the overall outboard fiberglass fishing market with our Maverick Boat Group brands.
Our Products and Brands
We design, manufacture and sell recreational powerboats, including performance sport boats, sterndrive and outboard boats across eight brands: Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, and Cobalt. We believe that we deliver superior performance for general recreational purposes with a significant focus on water sports, including wakeboarding, water skiing and wake surfing as well as general recreational boating and fishing. In addition, we also offer various accessories and aftermarket parts. The following table provides an overview of our product offerings by brand as of June 30, 2024:

Reportable Segment	Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	Malibu	12	20'-26'	$80-$300	Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Across our three product lines, we offer a variety of products to customers from our Response Series tailored for high-performance water ski to highly customizable options in our Wakesetter series to our ultra premium models in the M Series.
	Axis	7	20’-25’	$80-$175	Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate.

Saltwater Fishing	Pursuit	16	25'-46'	$130-$1,400	Pursuit is a premium brand of saltwater outboard fishing boats available in three product lines including our sports center consoles, dual consoles and our offshore series to provide customers with options for ideal fishing as well as casual cruising and luxury entertainment.
	Cobia	11	21'-34'	$60-$500	Cobia models consist of center console and dual console vessels that are designed to promote ease of boating and fishing for all levels of anglers and boaters.
	Pathfinder	8	22'-27'	$60-$250	Pathfinder provides the most versatile inshore fishing boat. The product of bay boats provides for dedicated anglers to fish and do so with comfort, safety and proven technology.
	Maverick and Hewes	6	16'-21'	$45-$125
Maverick and Hewes have been designed to tailor to shallow inshore flats anglers. These boats, with vacuum infused (VARIS) construction and enhanced performance, provide a legacy of dependability, unmatched ride, and exceptional craftsmanship.

Cobalt	Cobalt	16	22’-35’	$75-$625	Cobalt is a premium luxury sterndrive and outboard boat manufacturer available in five product lines. Our products tailor sterndrive from entry level to premium with options to expand some models with the patented Surf Gate, as well as our outboard series for increased saltwater use.
Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu, Axis and certain Cobalt models. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. We have also developed our patented Surf Band technology that allows the rider to remotely control the surf wave, shape, size and side. Some of our other notable innovations include Power Wedge III, G5 and the power actuated G10+ Tower, Electronic Dashboard Controls, Flip Down Swim Step, Tower Mister, Splash and Stow and Cobalt's TruWave Technology. Pursuit also has introduced the industry first Electric Sliding Entertainment Center and sliding second row center console seating. Maverick Boat Group has introduced first of its kind "Hybrid" and "Open" Bay Boat designs in recent years. We won the Boating Industry Magazine's "Top Product" award for the Pursuit S 358 Sport in 2022. Malibu Trailers took the coveted NMMA Innovation Award at the Miami International Boat Show in 2022. The Malibu Wakesetter 23 LSV has won Wakeworld “Readers Choice” Wakeboard and Wakesurf Boat of the Year four years running in 2023, 2022, 2021 and 2020.
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
North America
As of June 30, 2024, our dealer network consisted of over 300 dealer locations servicing the performance sport boat, sterndrive, and outboard markets strategically located throughout the U.S. and Canada. Approximately 50% of our dealer locations have been with us, or with Pursuit, Maverick Boat Group or Cobalt, prior to our acquisition of them, for over ten years. Our top ten dealers represented 40.4%, 41.1% and 39.9%, of our net sales for fiscal year 2024, 2023 and 2022, respectively. The top ten dealers for each of the Malibu, Saltwater Fishing and Cobalt segments represented approximately 47.8%, 62.4% and 52.2%, respectively, of net sales in fiscal year 2024. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 23.7%, 17.2% and 16.8% of consolidated net sales in fiscal years 2024, 2023 and 2022, respectively, including approximately 9.2%, 38.8% and 19.5% of consolidated sales in fiscal year 2024 for Malibu, Saltwater Fishing and Cobalt, respectively. Sales to our former dealers under common control of Tommy's Boats represented approximately 2.4%, 10.7% and 9.4% of our consolidated net sales in the fiscal years ended June 30, 2024, 2023 and 2022, respectively, including approximately 6.7%, 0.0% and 0.5% of consolidated sales in fiscal year 2024 for Malibu, Saltwater Fishing and Cobalt, respectively. During fiscal year 2024, we informed Tommy's Boats that we would not be renewing any of their agreements that had expired as of June 30, 2023 and we terminated two agreements in Texas that had not expired. Tommy's Boats subsequently filed for bankruptcy protection and is in the process of liquidating its inventory. We have since entered into dealer agreements with dealers in 14 of the 15 markets previously served by Tommy's Boats. As of August 29, 2024, we believe fewer than 280 of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats. M&T Bank, the lender under the floor financing plan for Tommy's Boats, has a security interest in those boats. During the period from July 1, 2024 to August 29, 2024, we have repurchased 19 new model year 2024 boats totaling $2.5 million subject to our repurchase agreement with M&T Bank. With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell the remaining inventory as part of liquidation sales that are ongoing. We have been in discussions with the trustee regarding the inventory being liquidated. If the boats previously held by Tommy's Boats are sold at prices significantly below market value or in a manner that creates excess supply in a short period of time, it could have an adverse impact on our brands and create a downward pressure on our selling prices.
We consistently review our distribution network to evaluate the financial health of our dealers, identify opportunities to expand our geographic footprint and improve our coverage of the market. We believe that our diverse product offering and strong market position in each region of the United States helped us capitalize on growth opportunities as our industry recovered from the economic downturn. We have the ability to opportunistically add new dealers and new dealer locations to previously underserved markets and use data and performance metrics to monitor dealer performance. We believe our outstanding dealer network allows us to distribute our products more efficiently than our competitors.
International
We have an extensive international distribution network for our Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt brands. As of June 30, 2024, our dealer network consisted of over 100 dealer locations throughout Europe, Asia, Middle East, South America, South Africa, and Australia/New Zealand.
Dealer Management
Our relationships with our dealers are governed by dealer agreements. Each dealer agreement has a finite term lasting between one and three years. Our dealer agreements also are typically terminable without cause by the dealer with 60 days prior notice and by us for a dealer failing to meet performance criteria. We also may terminate these agreements immediately for cause upon certain events. Pursuant to our dealer agreements, the dealers typically agree to, among other things:
•represent our products at specified boat shows;
•market our products only to retail end users in a specific geographic territory;
•promote and demonstrate our products to consumers;
•meet or exceed mutually agreed performance standards during the term of the agreement in exchange for rebate or discount eligibility that varies according to the level of volume they commit to purchase;
•provide us with regular updates regarding the number and type of our products in their inventory;
•maintain a service department to service our products, and perform all appropriate warranty service and repairs; and
•indemnify us for certain claims.
Our dealer network, including all additions, renewals, non-renewals or terminations, is managed by our sales personnel. Our sales teams operate using a semi-annual dealer review process involving our senior management team. Each individual dealer is reviewed semi-annually with a broad assessment across multiple key elements, including the dealer’s geographic region, market share, customer service ratings, and financial health to identify underperforming dealers for remediation and to manage the transition process when non-renewal or termination is a necessary step.
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
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2024, approximately 77% of our North American shipments were made pursuant to floor plan financing programs which our dealers participate in. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. Historically, the primary cost to us of a repurchase event has been margin loss on the resale of a repurchased unit but we have generally been able to resell repurchased boats at an amount that exceeds our cost. We repurchased 17 units under our repurchase agreements during fiscal year 2024, and those units were subsequently resold during fiscal year 2024 above their cost. Additionally, during the period from July 1, 2024, to August 29,

2024, we repurchased 19 units totaling $2.5 million that were subject to our repurchase agreement with M&T Bank, the floor plan financing lender for Tommy's Boats. Pursuant to an order of the bankruptcy court, we agreed to repurchase those boats that were the subject of a repurchase agreement with M&T Bank and that had not otherwise been sold to customers. For fiscal years 2023 and 2022, we did not repurchase any boats under our repurchase agreements.
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
Our marketing strategy focuses on building brand awareness and loyalty in the performance sport boat market with Malibu and Axis brands and the outboard and sterndrive markets with Pursuit, Maverick Boat Group and Cobalt brands. Activating the marketing strategy involves creating custom content to be utilized in outbound marketing campaigns and social media to engage owners and prospects. In addition to retail websites developed for each of those brands and their unique consumers, the brands also manage all other aspects of marketing including traditional print advertising and trade shows.
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering teams located in Tennessee, Kansas, California, and Florida and evidenced by our track record of new product introduction. As of June 30, 2024, our product development and engineering team consisted of approximately 70 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all facets of our new product strategy, including identifying industry trends, designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats. In addition, our Chief Executive Officer and President have historically been actively involved in the product development process and integration into manufacturing.
Our product development strategy consists of a two-pronged approach. First, we seek to introduce new boat models to target unaddressed or underserved segments of the recreational powerboat industry, while also updating and refreshing our existing boat models regularly. Second, we seek to develop and integrate innovative new or enhanced optional feature offerings into our boats. We intend to release new products and features each model year, which we believe enhances our reputation as a leading innovator in boat manufacturing and provides us with a competitive advantage.
We take a disciplined approach to the management of our product development strategy. We use a formalized phase gate process, overseen by a dedicated project manager, to develop, evaluate and implement new product ideas for both boat models and innovative features. Application of the phase gate process requires management to establish an overall timeline that is sub-divided into milestones, or “gates,” for product development. Setting milestones at certain intervals in the product development process ensures that each phase of development occurs in an organized manner and enables management to become aware of and address any issues in a timely fashion, which facilitates on-time, on-target release of new products with expected return on investment. Extensive testing and coordination with our manufacturing group are important elements of our product development process, which we believe enable us to minimize the risk associated with the release of new products. Our phase gate process also facilitates our introduction of new boat models and features each model year, which we believe provides us with a competitive advantage in the marketplace. Finally, in addition to our process for managing new product introductions in a given fiscal year, we also engage in longer-term product life cycle and product portfolio planning.
Manufacturing
We have eight manufacturing facilities located in four U.S. states and Australia. We produce performance sport boats through our Malibu and Axis brands at our Tennessee and Australia manufacturing facilities; we produce sterndrive and outboard boats through our Cobalt brand at our Kansas and Tennessee manufacturing facilities; and we produce saltwater outboard boats under our Pursuit and Maverick Boat Group brands, as well as tooling parts, in Fort Pierce, Florida. We completed expansion projects at one of our Florida facilities (Maverick Boat Group) in fiscal year 2022 and at our other Florida facility (Pursuit Tooling) in fiscal year 2023. We also purchased a 260,000 square foot manufacturing facility near our Tennessee campus that we completed construction of in fiscal year 2024. For our Malibu and Axis brands, we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility and engines and trailers at our Tennessee facility.

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
We have vertically integrated key components of our manufacturing process, including the manufacturing of our own engines, boat trailers, towers and tower accessories, machined and billet parts, soft grip flooring, and most recently, wiring harnesses. We began including our engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019, and in fiscal year 2024 we began offering Monsoon sterndrive engines to our Cobalt dealers and customers. We believe our engine marinization initiative will reduce our reliance on our previous engine suppliers for our Malibu, Axis and Cobalt brands while reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. Our trailers are produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state-of-the-art system and installation of components. Our tower-related manufacturing in California uses multiple computer-controlled machines to cut all of the aluminum parts required for tower assembly. We are the only performance sport boat company that manufactures towers in-house. In fiscal year 2022, we acquired a facility to begin manufacturing our own wiring harnesses. In fiscal year 2024, we relocated manufacturing of our own wiring harnesses to our Roane County, Tennessee facility. As a result of this acquisition, we reduced the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers. Vertical integration of key components of our boats also gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands. We procure other components, such as electronic controls, from third-party vendors and install them on the boat.
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
We have a marketing agreement with Yamaha Motor Corporation, U.S.A., or Yamaha, that requires us to equip a significant percentage of our Pursuit, Cobalt and Maverick Boat Group branded boats that are pre-rigged for outboard motors with Yamaha outboard motors in exchange for certain incentives. The agreement expires on June 30, 2027. We also obtain engines and sterndrive assemblies from Volvo for our Cobalt branded boats.
We experienced supply chain disruptions during fiscal year 2022 that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, and rising prices for our suppliers, in part due to inflationary pressures that continued into fiscal year 2023 and fiscal year 2024. We believe that the systemic supply chain disruptions that we have experienced over the past several years have been largely rectified.
Insurance and Product Warranties
We carry various insurance policies, including policies to cover general products liability, workers’ compensation, director and officer liability, and other casualty and property risks, to protect against certain risks of loss consistent with the exposures associated with the nature and scope of our operations. Our policies are generally based on our safety record as well as market trends in the insurance industry and are subject to certain deductibles, limits and policy terms and conditions.
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
Intellectual Property
We rely on a combination of patent, trademark and copyright protection, trade secret laws, confidentiality procedures and contractual provisions to protect our rights in our brand, products and proprietary technology. This is an important part of our business and we intend to continue protecting our intellectual property. By law, our patent rights have limited lives and expire periodically. Our boat patent rights relate to boat design, features and components that we feel are important to our competitive position in our business. Some of our well-known patents include our Surf Gate system and Swim Step for our Malibu and Cobalt segments and Power Wedge for our Malibu segment.
Our trademarks, many of which are registered in the U.S. and various countries around the world, generally may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. Some of our well-known trademarks include: (i) for our Malibu segment, Malibu, Axis, Monsoon, Power Wedge, Surf Band, Surf Gate, and Wakesetter; (ii) for our Saltwater Fishing Segment, Pursuit, Cobia, Maverick, and Redfisher; and (iii) for our Cobalt segment, Cobalt and Splash & Stow.
Seasonality
Our dealers experience seasonality in their business. Retail demand for boats is seasonal, with a significant majority of sales occurring during peak boating season, which coincides with our first and fourth fiscal quarters. In order to minimize the impact of this seasonality on our business, we manage our manufacturing processes and structure dealer incentives to tie our annual volume rebates and discounts program to consistent ordering patterns, encouraging dealers to purchase our products throughout the year. In this regard, we may offer free flooring incentives to dealers from the beginning of our model year through April 30 of each year. Further, in the event that a dealer does not consistently order units throughout the year, such dealer’s rebate is materially reduced. We may offer off-season retail promotions to our dealers in seasonally slow months, during and ahead of boat shows, to encourage retail demand.
Safety and Regulatory Matters
Our operations and products are subject to extensive environmental and health and safety regulation under various federal, commonwealth, state, and local statutes, ordinances, rules and regulations in the United States and Australia where we manufacture our boats, and in other foreign jurisdictions where we sell our products. We believe that we are in material compliance with those requirements. However, we cannot be certain that costs and expenses required for us to comply with such requirements in the future, including for any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flow. The regulatory programs to which we are subject include the following:

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
Human Capital Management
Employee Profile
As of June 30, 2024, we had approximately 2,250 employees worldwide.
None of our team members are party to a collective bargaining agreement. We believe in working diligently to establish ourselves as an employer of choice.
Talent Retention and Development
We recognize employees are the heart of our organization and support them by offering a range of competitive pay, recognition and benefit programs. We provide market-competitive pay and benefits to encourage performance that creates sustainable and long-term employment. Additionally, we have numerous initiatives to support employee development, including annual performance evaluations and supervisor training programs, along with training programs for new employees (and those who are internally promoted) to learn new skills in boat production, such as gel coat application and fiberglass repair. We believe in internal promotion where possible and are committed to developing our current team members to become the next generation of leaders throughout the organization. Approximately 89% of our production leaders are internal promotions. We provide tuition assistance programs and take advantage of leadership development where possible. We partner with several colleges and universities to hire students from across the country in our Engineering Internship Program and many come to work for us after attaining their degree.
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
We conducted our first annual engagement survey of all employees in 2023 and again in 2024 as an opportunity to gather feedback from employees on their experience and overall satisfaction to identify areas for organizational improvement. Outside of formal surveys, we encourage employees to continuously share any comments, questions or concerns with our leadership team, which are addressed as needed by our executive team.
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
Community Involvement
We continually strive to make an impact on our local communities and serve them with gratitude. Each year, we partner with community organizations where our facilities are located and support local schools. In Tennessee, we have partnered with Toys for Tots, Angel Tree and local food banks to help families within the community during the holiday season. Our corporate sponsorship with the local Kiwanis Club has allowed us to give back to children with disabilities while also helping students prepare for the upcoming school year. We partner with the local Family Resources center each year to assist local students with cold-weather clothing fund and participate in additional local school initiatives to promote manufacturing trade jobs. In Kansas, we support our community through recreational leagues as well as donations to local foundations, events and school fundraisers, among other initiatives. In Florida, we give back to our local communities through the Treasure Coast Food Bank, Pet Food Drive for the Humane Society, Ready to Work Boot Camp, Everglades Foundation, Recreational Fishing Alliance and Coastal Conservation Association. Additionally, we are proud participants in and sponsors of the annual Making Strides Against Breast Cancer walk. We are proud of our partnerships with these outstanding organizations, and of the funds raised by our employees for children and families in the communities within which we operate.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 98.4% of the economic interest in the LLC as of June 30, 2024.
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
The diagram below depicts our current organizational structure, as of June 30, 2024:

LLC Unit Holders
Class A Stockholders
Class B Common Stock
• Voting rights only
• One vote for each LLC Unit held by such owner
• 1.6% of voting power in Malibu Boats, Inc.
Class A Common Stock
• 98.4% of voting power in Malibu Boats, Inc.
• 100% of economic interests in Malibu Boats, Inc., representing a 98.4% economic interest in Malibu Boats, Holdings, LLC
Malibu Boats, Inc.
LLC Units
• 1.6% of total outstanding units and economic interest in Malibu Boats Holdings, LLC
• Not publicly traded
• Economic rights only, subject to certain limited approval rights
• Exchangeable on 1-for-1 basis for shares of Class A Common Stock
Sole Managing Member and LLC Units
• 98.4% of total outstanding units and economic interests in Malibu Boats Holdings, LLC
• Number of units held equals number of outstanding shares in Class A Common Stock
• 100% of voting power in Malibu Boats Holdings, LLC, subject to certain limited exceptions
Malibu Boats Holdings, LLC
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
Risks Related to our Business and Operations
We have a large fixed-cost base that will affect our profitability when our sales decrease.
The fixed cost levels of operating a recreational powerboat manufacturer can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production or otherwise experience lower revenues, gross margins will be negatively affected. For instance, our consolidated net sales decreased by 40.3% for fiscal year 2024 compared to fiscal year 2023 while our expenses only decreased by 34.2% during the same period. As a result, our gross margin decreased from 25.3% for fiscal year 2023 to 17.7% for fiscal year 2024 and our net income decreased from $107.9 million for fiscal year 2023 to a $56.4 million net loss for fiscal year 2024. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.
We may not be able to execute our manufacturing strategy successfully, which could cause the profitability of our products to suffer.
Our manufacturing strategy is designed to produce high quality products, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. To implement this strategy, we must be successful in our continuous improvement efforts, which depend on the involvement of management, production employees and suppliers. Any inability to achieve our objectives under our manufacturing strategy could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.
In addition, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including plant expansions. For example, we recently purchased a production facility in Roane County, Tennessee and moved production of certain models of our Cobalt boats from Kansas to Tennessee. Moving production to a different plant and expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting sufficient skilled labor to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on our operating and financial results. Additionally, plant expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.
We may not be able to accurately forecast demand for our products, which could impact our ability to manage our inventory and have a material adverse effect on our business and results of operations.
We forecast demand for our products to manage our production of boats. In forecasting demand and setting production levels, we consider dealer inventory levels and anticipated consumer demand. In addition to the seasonal nature of our business, demand for our products can fluctuate due to the impacts of macroeconomic conditions on dealers and consumers, such as increased interest rates and inflation. Our forecasting also considers possible production delays that could result from supply chain disruptions, adverse weather events and labor shortages, among other factors. Consequently, forecasting future demand for our products can be challenging due to the many uncertainties that could impact expected dealer and consumer demand or create unanticipated production delays. If we are not able to forecast accurately and must change production levels quickly, our business may be adversely impacted. For instance, if we need to increase production of boats because we underestimated demand or suffered unanticipated production delays, our suppliers may not be able to deliver sufficient quantities of parts and components to match our increased production levels and we may not be able to recruit or maintain sufficient skilled labor to meet our increased production needs. As a result, our dealers may experience inventory shortages while we work to replenish inventory levels, resulting in missed sales and/or lost revenues. Alternatively, if we overestimate demand and our dealers reduce their inventories in response to weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and therefore lower margins. Additionally, if we overestimate demand, our dealers will incur additional costs as a result of increased promotional activities to sell their inventory.

Our financial results may be adversely affected by our third-party suppliers’ increased costs or inability to adjust for our required production levels due to changing demand or global supply chain disruptions.
We rely on a global supply chain of third parties to supply raw materials used in our manufacturing process, including resins, fiberglass, and vinyl, as well as parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. For instance, during fiscal year 2024, we experienced rising prices for our suppliers, in part due to inflationary pressures and rising interest rates. Our profitability in recent years has been, and in the future may be, affected by significant fluctuations in the prices of the raw materials and commodities that we use in our products and in the cost of freight and shipping of source materials, commodities, and other component parts necessary to assemble our products.
Our ability to maintain production is dependent upon our suppliers delivering sufficient amounts of components, raw materials and parts on time to manufacture our products and meet our production schedules. Supply chain disruptions could occur for any number of factors, including facility closures due to labor disruptions, weather events, natural disasters, cyber intrusions, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, political instability, global conflicts, delivery delays, performance problems, or financial difficulties of suppliers. These events could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. For example, we experienced supply chain disruptions from fiscal year 2020 through first half of fiscal 2023. related to numerous factors, including the COVID-19 pandemic, severe weather events, labor shortages, ongoing domestic logistical constraints, and West Coast port challenges.
Also, decisions by our suppliers to decrease production of their components or parts, production delays of such suppliers, work stoppages by the employees of such suppliers, or price increases could also have a material adverse effect on our ability to produce our products and ultimately, on our results of operations, financial condition, and cash flows. For example, in fiscal year 2020 we experienced interruption to our engine supply as a result of the United Auto Workers’ strike against General Motors. During the UAW strike, General Motors suspended delivery of engine blocks to us and we incurred $2.6 million in costs by entering into purchase agreements with two suppliers for additional engines to supplement our inventory of engine blocks for Malibu and Axis boats.
For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our results of operations, financial condition, and cash flows.
In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source or geographic area or a limited number of suppliers and we may therefore be at an increased risk for supply disruptions. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms, and as a result, an exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms. Some components used in our manufacturing processes, including engines, boat windshields, certain electrical components and gel coats are available from a sole supplier or a limited number of suppliers. We currently purchase engines from General Motors LLC, or General Motors, that we then prepare for marine use for certain Malibu, Axis and Cobalt boats. Our agreement with General Motors will continue through model year 2026. We purchase outboard engines from Yamaha Motor Corporation, U.S.A., or Yamaha, for a significant percentage of our Cobalt, Pursuit and Maverick Boats Group branded boats that are pre-rigged for outboard motors. Our agreement with Yamaha is scheduled to expire on June 30, 2027. We also purchase inboard engines from Volvo. We have agreements with Yamaha for the supply of outboard motors that expires on June 30, 2027. If we are required to replace General Motors, Yamaha or Volvo as an engine supplier for any reason, it could cause a decrease in boats available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations.
Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.
Historically, we have not entered into long-term agreements with suppliers of our raw materials and components other than for our engines, outboard motors and inboard motors. Instead, we have informal supply arrangements with many of our suppliers of components, raw materials and parts. In the event of a termination of the supply arrangement, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

Climatic events, including hurricanes, tornadoes, or other disruptions, may adversely impact our operations and financial condition, disrupt the business of our suppliers, and may not be adequately covered by insurance.
Climatic events in the areas where we operate have caused, and future climatic events may cause, disruptions and in some cases delays or suspensions in our operations that may adversely impact our business. We rely on the continuous operation of our facilities in Tennessee, Florida, Kansas, California, and Australia. Any natural or environmental disaster to our facilities due to fire, flood, hurricanes, earthquake, or other severe climatic events could adversely affect our business, financial condition and results of operations. For example, we have plants located in regions of the United States, such as Florida and Kansas, that have been and may be exposed to extreme weather, such as tropical storms, hurricanes, and tornadoes. An increased frequency and/or severity of storms, hurricanes, or tornadoes could impair our ability to operate by severely damaging our facilities and restricting our ability to deliver products to our customers. The occurrence of any disruption at any of our facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption, including by causing delays in receiving supplies from our vendors and creating logistical challenges for delivery of our product to our dealers and customers. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our facilities.
Our ability to meet our manufacturing workforce’s needs is crucial to our results of operations and future sales and profitability.
We rely on the existence of a sufficient available hourly workforce to manufacture our boats. We may not be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, even when there are high unemployment rates in the regions where we have manufacturing facilities, we have had difficulty retaining skilled employees and could experience such difficulties in the future. Although none of our employees are currently covered by collective bargaining agreements, there can be no assurance that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.
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
We are dependent on attracting and retaining key management employees and the transition to our new Chief Executive Officer will be critical to our success.
Our success depends in significant part upon the continued service of our senior management and our continuing ability to attract, assimilate, and retain highly qualified and skilled managerial, product development, manufacturing, marketing and other personnel. The loss of services of any members of our senior management or key personnel or the inability to hire or retain qualified personnel in the future could adversely affect our business, financial condition, and results of operations. Management transition may also create uncertainty among employees, suppliers and customers or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute on our strategies and result in an adverse impact on our business. In particular, our future success will depend, in part, on the effectiveness of the transition to our new Chief Executive Officer, Mr. Menneto, who will be critical in executing on and achieving our vision, strategic direction, culture and products.
We have grown our business through acquisitions; however we may not be successful in completing future acquisitions or integrating future acquisitions in a way that fully realizes their expected benefits to our business.
A key part of our growth strategy, as shown by our acquisition of Maverick Boat Group in 2020, Pursuit in 2018, and Cobalt in 2017, has been to acquire other companies that expand our consumer base, enter new product categories or obtain other competitive advantages. We expect to continue to acquire companies as an element of our growth strategy; however, we may not be able to identify future acquisition candidates or strategic partners as part of our growth strategy that are suitable to our business, or we may not be able to obtain financing on satisfactory terms to complete such acquisitions.
Acquisitions include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain companies or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations. For example, we determined that our estimated fair value for the Maverick Boat Group reporting unit was less than its carrying value as of March 31, 2024 and we recognized an impairment charge of $88.4 million for the three months ended March 31, 2024 related to our Maverick Boat Group reporting unit.
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
Our growth strategy includes the possible acquisition of other businesses and the potential integration of new product lines or related products to our boats, such as our initiatives to integrate the production of engines and trailers for our Malibu and Axis models, our Monsoon engines into some of our Cobalt models and our new Tooling Design Center. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity. Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.
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
Market acceptance of our products depends on our technological innovation and our ability to implement technology in our boats. Our failure to introduce new technologies and product offerings that our customers desire could adversely affect our business, financial condition and results of operations. Also, we believe that we have been able to achieve higher margins in part as a result of the introduction of new features or enhancements to our existing boat models. If we fail to introduce new features or those we introduce fail to gain market acceptance, our margins may suffer.
In addition, some of our direct competitors and indirect competitors may have significantly more resources to develop and patent new technologies. Our competitors have developed and patented similar technologies and products that compete with ours. We cannot be certain that our products or technologies have not infringed or will not infringe on the proprietary rights of others, including our competitors. They may assert these patents against us and we may be required to license these patents on unfavorable terms or cease using the technology covered by these patents, either of which would harm our competitive position and may materially adversely affect our business.

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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data (collectively, sensitive information).
Our data processing activities subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, ( “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. For example, we are/may be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or changes to our business model or operations.
If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work, process sensitive information. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, ability to provide our products, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. Additionally, if we experience a security incident impacting the electronic components embedded into our products, such as the navigation or operating systems, this could prevent or cause customers to stop using our products, deter new customers from using our products, adversely affect the reputation of our business, or cause us to experience other similar harms.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Our operations and sales in international markets require significant management attention, expose us to difficulties presented by international economic, political, legal and business factors, and may not be successful or produce desired levels of sales and profitability.
We currently sell our products throughout the world and we manufacture boats internationally in Australia. Several factors, including weakened international economic conditions and the strength of the U.S. dollar, could adversely affect our international operation and growth. Expansion in our existing international markets and entry into new international markets require significant management attention. Some of the countries in which we market and our distributors sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.
Doing business on a worldwide basis also requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or the OFAC. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.
Actual or potential public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, or financial condition.
The impact of actual or potential public health emergencies, epidemics, or pandemics on us, our suppliers, dealers, and consumers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of such events could include employee illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, widespread unemployment, and supply chain interruptions, which collectively could cause significant disruptions to global economies and financial markets.
In addition, these events could result in future significant volatility in demand, positively or negatively, for our products. Demand volatility may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions; dealership closures due to illness or government restrictions; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from discretionary products; and reduced options for marketing and promotion of products. If such events occur over a prolonged period, they could increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations and inventory levels, which may adversely impact our results.
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
In addition, fiscal and monetary policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industry, businesses, and overall financial condition. Consumers often finance purchases of our boats, and as interest rates rise, as they have over the last few years, the cost of financing the purchase also increases. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales of our products.
Our continued success is dependent on the positive perception of our brands, which, if impaired, could adversely affect our sales.
We believe that our brands are significant contributors to the success of our business and that maintaining and enhancing our brands are important to expanding our consumer and dealer base. The value of our brands is based in large part on perceptions and opinions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of our company. It may be difficult to control negative publicity, regardless of whether it is accurate. Negative incidents, such as quality and safety concerns, product recalls, severe incidents or injuries related to our products or actions, or statements or actions of our employees or dealers or the athletes associated with our products, could lead to tangible adverse effects on our business, including lost sales or employee retention and recruiting difficulties. Also, public concerns about the environmental impact of our products, or our environmental, social and governance practices generally, could result in diminished public perception of our brands. Government, media, or activist pressure to limit emissions could also negatively impact consumers’ perceptions of our boats. Any decline in the public acceptance of our boats could negatively impact their sales or lead to changes in laws, rules and regulations that prevent access to certain locations or restrict use or manner of use in certain areas or during certain times, which could also negatively impact sales. If the popularity of the sports and activities for which we design, manufacture and sell our boats were to decrease as a result of these risks or any negative publicity, sales of our products could decrease, which could have an adverse effect on our net revenue, profitability and operating results.
Our sales may be adversely impacted by the sale of boats previously held in inventory by our former dealer, Tommy’s Boats.
During fiscal year 2024, Tommy’s Boats filed for bankruptcy protection and is in the process of liquidating its inventory. As of August 29, 2024, we believe fewer than 280 of our new model year 2023 and 2024 boats were in the inventory of Tommy’s Boats, of which we repurchased 19 units totaling $2.5 million that were subject to our repurchase agreement with M&T Bank. With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell the remaining inventory as part of liquidation sales that are ongoing. We have been in discussions with the trustee regarding the inventory being liquidated. If the boats previously held by Tommy’s Boats are sold at prices significantly below market value or in a manner that creates excess supply in a short period of time, it could have an adverse impact on our brands and create a downward pressure on our selling prices.

Our sales may be adversely impacted by increased consumer preference for used boats, electric boats, alternative fuel-powered boats, or the supply of new boats by competitors in excess of demand.
In the past, and during this recent economic cycle, we have observed a shift in consumer demand toward purchasing more used boats during economic downturns, primarily because prices for used boats are typically lower than retail prices for new boats. If consumer demand shifts toward purchasing more used boats, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have taken steps designed to balance production volumes for our boats with demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. In addition, a shift from traditional fuel-powered boats to electric boats, alternative fuel-powered boats, or other technologies could reduce demand for our boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations or financial condition.
An increase in energy and fuel costs may adversely affect our business, financial condition and results of operations.
Prices for crude oil, natural gas and other energy supplies have been increasing and have been subject to high volatility, including as a result of geopolitical factors or otherwise. Further, the global clean energy movement may also reduce the availability of fossil fuels, which may in turn cause increases to energy costs. Higher energy costs result in increases in operating expenses at our manufacturing facilities and in the expense of shipping products to our dealers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum based raw materials, such as resins and foams, that are used in our products. Higher fuel prices may also have an adverse effect on demand for our boats, as they increase the operating costs associated with boat ownership and possibly affect product use.
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
The recreational powerboat industry, and in particular the performance sport boat category, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve, including the saltwater outboard fishing boat market that we entered with our acquisitions of Pursuit and Maverick Boat Group, and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection and product performance. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition and results of operations.
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
Inflation and rising interest rates could adversely affect our financial results.
The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon, feedstocks, copper, aluminum and stainless steel, can be volatile. Inflation has recently had an adverse impact on our business, particularly related to wages and increases in the cost of raw materials and transportation, and may continue to have, an adverse impact on our business, financial condition, and results of operations.
In addition, new boat buyers often finance their purchases. During the past year, inflation, along with rising interest rates, has translated into an increased cost of boat ownership. Should inflation and increased interest rates continue or increase, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.
Risks Related to our Dealers
We depend on our network of independent dealers, face increasing competition for dealers and have little control over their activities.
Substantially all of our sales are derived from our network of independent dealers. Maintaining a reliable network of dealers is essential to our success. Our agreements with dealers in our network typically provide for one-year terms, although some agreements have longer terms. Our top ten dealers represented 40.4%, 41.1% and 39.9% of our net sales for fiscal year 2024, 2023 and 2022, respectively. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 23.7%, 17.2% and 16.8% of consolidated net sales in fiscal years 2024, 2023 and 2022, respectively. Sales to our former dealers under common control of Tommy's Boats represented approximately 2.4%, 10.7% and 9.4% of our consolidated net sales in the fiscal years ended June 30, 2024, 2023 and 2022 respectively, including 6.7%, 0.0% and 0.5% of our consolidated sales in fiscal year 2024 for Malibu, Saltwater Fishing and Cobalt, respectively. During fiscal year 2024, we informed Tommy's Boats that we would not be renewing any of their agreements that had expired as of June 30, 2023 and we terminated the two agreements in Texas that had not expired. Tommy's subsequently filed for bankruptcy protection and is in the process of liquidating its inventory. We have since entered into dealer agreements with other dealers in 14 of the 15 markets previously served by Tommy's Boats. The loss of additional significant dealers or a significant number of other dealers could have a material adverse effect on our financial condition and results of operations.
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
Because we sell nearly all of our products through dealers, the financial health of our dealers is critical to our success. Our business, financial condition and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, rising interest rates, higher rents, increased labor costs and taxes, compliance with regulations and personal financial issues. During fiscal year 2024, we informed one of our former dealers, Tommy’s Boats, that we would not be renewing any of their agreements that had expired as of June 30, 2023 and we terminated two agreements in Texas that had not expired. Tommy's subsequently filed for bankruptcy protection and is in the process of liquidating its inventory. As of August 29, 2024, we believe fewer than 280 of our new model year 2023 and 2024 boats remain in the inventory of Tommy’s Boats. Pursuant to an order of the bankruptcy court and our repurchase agreement with M&T Bank, we repurchased 19 new model year 2024 from Tommy's Boats. With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell the remaining inventory as part of liquidation sales that are ongoing. We have been in discussions with the trustee regarding the inventory being liquidated. If the boats previously held by Tommy’s Boats are sold at prices significantly below market value or in a manner that creates excess supply in a short period of time, it could have an adverse impact on our brands and create a downward pressure on our selling prices.
Our dealers require adequate liquidity to finance their operations, including purchases of our boats. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products to our dealers through our distribution network. Access to floor plan financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If floor plan financing were not available to our dealers, our sales and our working capital levels would be adversely affected as dealers may shift the timing of certain purchases and otherwise reduce the total number of boats that they purchase during any given period. In addition, rising interest rates could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure, which may further adversely impact the sales of our boats and our results of operations.
We may be required to repurchase inventory of certain dealers.
Many of our dealers have floor plan financing arrangements with third-party finance companies that facilitate the dealers purchasing our products. In connection with such floor plan financing agreements, in certain instances we agree to repurchase our products from the third-party finance company. Generally, this obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances. In such circumstances, we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we are required to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, it could have an adverse impact on our business, operating results, financial condition and cash flows. Since fiscal year 2020, we have repurchased a total of 36 units from lenders to former dealers and those units were subsequently resold above their cost and at a minimal margin loss. This number includes 19 boats we repurchased pursuant to our repurchase agreement with M&T Bank related to the bankruptcy of our former dealer, Tommy’s Boats.
Future declines in marine industry demand could cause an increase in repurchase activity or could require us to incur losses in excess of established reserves. In addition, our cash flow and loss experience could be adversely affected if repurchased inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rate on the resale of the product declines. The finance companies could require changes in repurchase terms that would result in an increase in our contractual obligations.
Risks Related to Litigation and our Regulatory, Accounting and Tax Environment
The nature of our business exposes us to risks associated with litigation, investigation and regulatory proceedings and a significant adverse determination with respect to any material claim against us could adversely affect our operating results or financial condition.
We currently are facing, and will likely continue to face, legal, administrative and regulatory proceedings, claims, demands and/or investigations relating to dealer or consumer matters, shareholder matters and/or other matters relating to our business. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages or fines, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies.
We are currently defending against a securities class action lawsuit. The class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by us related to our business, operations and prospects during the period from November 4, 2022 through April 11, 2024. The complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to our inventory and relationship with one of our former dealers, Tommy’s Boats, and accordingly, that any positive statements made during the class period about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. Prior to the filing of the securities class action lawsuit, one of our former dealers, Tommy’s Boats, filed a claim alleging that Malibu Boats, Inc. and Malibu Boats, LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats is seeking monetary damages. On July 3, 2024, the trustee appointed in the chapter 11 bankruptcy cases for Tommy’s Boats voluntarily dismissed the claims filed by Tommy’s Boats without prejudice. In addition, pursuant to an order of the bankruptcy court, we have agreed to cooperate in good faith to mediate with the Chapter 11 trustee. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against Malibu Boats, Inc., Malibu Boats, LLC, and Jack Springer in the United States District Court

for the Eastern District of Tennessee alleging similar allegations to those of the dismissed complaint against Malibu Boats, Inc. and Malibu Boats, LLC filed by Tommy’s Boats.
The manufacture and sale of boats also exposes us to significant risks associated with product liability, economic loss, and other claims. If our products are found to be defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to additional product liability or economic loss claims against us and adversely affect our brand image or reputation. During fiscal year 2023, we settled certain product liability matters for $100.0 million after a jury found that our subsidiary, Malibu Boats, LLC, and another entity that was the manufacturer of the boat at issue, Malibu Boats West, Inc., negligently failed to warn of a hazard posed by the boat and that such failure was a proximate cause of the death of a passenger in the boat. Malibu Boats West, Inc. is not, and has never been, a subsidiary of ours but was a separate legal entity whose assets were purchased by Malibu Boats, LLC in 2006. See Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. We are also currently defending a customer class action lawsuit. The class action complaint alleges violations of the Magnusson-Moss Warranty Act, breach of express and implied warranties, and violation of California’s Consumer Legal Remedies Act based on guidance issued to customers of certain older model boats related to riding in the bow area of those boats. We continue to defend against the class action claims.
We maintain product and general liability insurance policies, including excess insurance coverage for product liability claims. However, we are not fully insured against all potential claims and we may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Any losses that we may suffer from any such claims, including any unanticipated adverse determination of a material product liability claim or other material claim (particularly an uninsured matter), could materially and adversely affect our financial condition, and the effect that any such liability may have upon the reputation and marketability of our products may have a negative impact on our business and operating results. We have in the past, and may be required in the future, to pay significant amounts to settle litigation and regulatory proceedings and, regardless of the outcome, litigation and regulatory proceedings can be costly, time-consuming and disruptive to our business and operations.
An impairment in the carrying value of goodwill, trade names, and other long-lived assets could negatively affect our consolidated results of operations and net worth.
Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make certain assumptions about sales, operating margins, growth rates, and discount rates. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill and trade name recoverability. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience business disruptions, unexpected significant declines in operating results, a divestiture of a significant component of our business, or declines in market capitalization.
We recognized an impairment charge of $88.4 million for the three months ended March 31, 2024 related to our Maverick Boat Group reporting unit. We determined certain indicators of potential impairment existed with respect to our Maverick Boat Group reporting unit during the three months ended March 31, 2024, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fiscal year 2024 and fiscal year 2025 forecasts, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fiscal year 2024 and fiscal year 2025 forecast, we performed a goodwill impairment analysis as of March 31, 2024 and based on such analysis, we determined an impairment charge was appropriate.
We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable. As of June 30, 2024, the balance of total goodwill and indefinite-lived intangible assets was $130.4 million, which represents approximately 17.6% of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

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
Changes in laws and policies governing foreign trade could adversely affect our business and trigger retaliatory actions by affected countries. There is significant uncertainty with respect to future trade regulations, including the imposition by the U.S. of tariffs and penalties on products manufactured outside the U.S., and with respect to existing international trade agreements. The institution of global trade tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls have the potential to adversely impact the U.S. economy, our industry, our suppliers, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.
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
Further, in October 2023, California passed climate disclosure laws that, among other requirements, will require public and private companies that do business in California with total annual revenues exceeding certain thresholds to make disclosures including GHG emission data and climate-related financial risks. The implementing regulations for the law have not yet been drafted and the requirements are currently set to begin taking effect in 2026, with additional requirements phasing in through 2030. While we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs.
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
As of August 26, 2024, we had $28.0 million outstanding under our revolving credit facility. If the rate used to calculate interest on our outstanding floating rate debt under our revolving credit facility Credit Agreement were to increase by 1.0%, we would expect to incur additional interest expense on such indebtedness as of August 26, 2024 of approximately $0.3 million on an annualized basis.
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
We expect that the payments that Malibu Boats, Inc. may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $40.6 million over the next sixteen (16) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.
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
Malibu Boats, Inc. is required to make a good faith effort to ensure that it has sufficient cash available to make any required payments under the tax receivable agreement. The limited liability company agreement of the LLC requires the LLC to make “tax distributions” which, in the ordinary course, will be sufficient to pay the actual tax liability of Malibu Boats, Inc. and to fund required payments under the tax receivable agreement. If for any reason the LLC is not able to make a tax distribution in an amount that is sufficient to make any required payment under the tax receivable agreement or we otherwise lack sufficient funds, interest would accrue on any unpaid amounts at LIBOR, plus 500 basis points until they are paid. Although LIBOR was discontinued after June 30, 2023, our tax receivable agreement does not provide for an alternative reference rate to LIBOR. Therefore, pursuant to the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), 12 U.S.C. §§ 5801-5807, and the regulations promulgated to carry out the LIBOR Act, 12 C.F.R. Part 253, on July 1, 2023 we believe LIBOR with respect to the tax receivables agreement was automatically replaced by operation of law with the SOFR plus a spread adjustment. We do not currently anticipate failing to pay any amounts owed under our tax receivable agreement.
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
Risks Related to our Common Stock
Inefficient or ineffective allocation of capital could adversely affect our operating results and/or stockholder value.
We strive to allocate capital in a manner that enhances stockholder value, lowers our cost of capital, or demonstrates our commitment to return excess capital to stockholders, while maintaining our ability to invest in strategic growth opportunities.
In October 2023, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC’s LLC Units for the period from November 8, 2023 to November 8, 2024. As of June 30, 2024, $82.7 million remained available under the stock repurchase program. We have also announced that we intend to return capital of at least $10.0 million per quarter from May 2024 through May 2025 through either the repurchase of common stock or dividend payments. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital or implement a successful cash management strategy, including with respect to returning value to our stockholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in stockholder value.

Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.
Our closing stock price ranged from $31.79 per share to $60.31 per share during fiscal year 2024. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our Class A Common Stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our products (“Information Systems and Data”).
Our information technology function is overseen by our Chief Information Officer (“CIO”), with support from our Cybersecurity Steering Committee, and helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk register. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, evaluating our and our industry’s risk profile, evaluating threats reported to us, internal and external audits, and conducting vulnerability assessments to identify vulnerabilities.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: documented incident response process, vulnerability management policy, disaster recovery and business continuity processes, risk assessments, network security controls, access controls, physical security, asset management, tracking and disposal for certain assets, systems monitoring, employee cyber security training, penetrating testing, cybersecurity insurance, dedicated cybersecurity staff, and a security operations center.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk assessment and identified in the Company’s risk register.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, threat intelligence service providers, professional services firms, including legal counsel, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract manufacturing organizations, and supply chain resources. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management processes may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Risks Related to Our Business and Operations – If our information technology systems or those of third parties with whom we work of our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CIO, who is a Certified Information Systems Security Professional (“CISSP”) with more than 20 years of experience leading IT and cybersecurity projects in a variety of industries.
Our CIO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CIO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CIO. Our CIO works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from our CIO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.
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
On July 25, 2023, we completed the purchase of a 260,000 square-foot facility in Lenoir City, Tennessee that will be used for the production of certain models of our Cobalt boats. This new facility provides for the opportunity to expand production of boats and provides more opportunities for vertical integration initiatives.
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
On March 1, 2023, we launched our new 116,000 square foot Tooling Design Center located on our Pursuit property. The new facility is a vertical integration initiative that will focus on the tooling needs across all of our brands.
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

Australia
We manufacture and test boats at two facilities in Albury, Australia with combined square-footage of 68,200. Each facility is leased pursuant to a lease agreement and each with a term through October 22, 2029, with one five-year option to extend the lease term. Our Albury facilities are used in our Malibu segment.
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
Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol "MBUU".
On August 23, 2024, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $36.26 per share. As of August 23, 2024, we had approximately four holders of record of our Class A Common Stock and 12 holders of record of our Class B Common Stock. The actual number of holders of Class A Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares of Class A Common Stock are held in street name by brokers and other nominees.
Dividends
Malibu Boats, Inc. has never declared or paid any cash dividends on its capital stock. We previously announced that we intend to return capital of at least $10.0 million per quarter from May 2024 through May 2025 through either the repurchase of stock or dividend payments. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable law and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close at the end of each of the years within the five-year period ended June 30, 2024 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Issuer Purchases of Equity Securities
On November 3, 2022, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units (the “2022 Repurchase Program”) for the period from November 8, 2022 to November 8, 2023. Between July 1, 2023 and November 8, 2023, we repurchased 261,962 shares of Class

A Common Stock for $12.5 million in cash including related fees and expenses under the 2022 Repurchase Program which expired on November 8, 2023. On October 26, 2023, our Board of Directors authorized a new stock repurchase program (the "2023 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. Our 2023 Share Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Between November 8, 2023 and June 30, 2024, we repurchased 437,996 shares of Class A Common Stock for $17.3 million in cash including related fees and expenses under the 2023 Repurchase Program. As of June 30, 2024, $82.7 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2023 Repurchase Program.
We previously announced that we intend to return capital of at least $10.0 million per quarter from May 2024 through May 2025 through either the repurchase of stock or dividend payments. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends. For the fiscal year ended June 30, 2024, we repurchased 699,958 shares of our Class A Common Stock for $29.8 million in cash.
Stock repurchase activity during the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 through April 30, 2024	—	$—	—	$—
May 1, 2024 through May 31, 2024	—	—	—	—
June 1, 2024 through June 30, 2024	274,551	36.46	274,551	82,683
Total	274,551	$36.46	274,551	$82,683
Unregistered Sales of Equity Securities
Not Applicable.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2024 (the "Proxy Statement"), and is incorporated herein by reference.

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

		% of Total Revenues
		Fiscal Year Ended June 30,
Segment	Brands	2024	2023	2022
Malibu	Malibu	33.7%	45.8%	50.0%
	Axis

Saltwater Fishing	Pursuit	39.5%	32.4%	28.1%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	26.8%	21.8%	21.9%
Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of June 30, 2024, we are the market leader in the United States in the performance sport boat category through our Malibu and Axis boat brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.
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
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of June 30, 2024, we are the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of June 30, 2024, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year 2024, OneWater Marine, Inc. In fiscal year 2023, we had two dealers that represented more than 10% of our consolidated net sales, OneWater Marine, Inc. and Tommy's Boats. During fiscal year 2024, we informed Tommy's Boats that we would not be renewing any of their agreements that had expired as of June 30, 2023 and we terminated two Agreements in Texas that had not expired. Tommy's subsequently filed for bankruptcy protection and is in the process of liquidating its inventory. We have since entered into dealer agreements with dealers in 14 of the 15 markets previously served by Tommy's Boats. As of August 29, 2024, we believe fewer than 280 of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats. During the period between July 1, 2024 and August 29, 2024, we repurchased 19 of those boats that were subject to our repurchase agreement with M&T Bank, the floor plan financing lender for Tommy's Boats. With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell remaining inventory as part of liquidation that are currently ongoing. We have been in discussions with the trustee regarding the inventory being liquidated.
We achieved fiscal year 2024 net sales, net (loss) income and adjusted EBITDA of $829.0 million, $(56.4) million and $82.2 million, respectively, compared to $1,388.4 million, $107.9 million and $284.0 million, respectively, for fiscal year 2023. For the definition of adjusted EBITDA and a reconciliation to net (loss) income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
During the COVID-19 pandemic, domestic retail demand for recreational powerboats increased to the highest levels seen by the industry in decades as consumers turned to boating as a form of outdoor, socially-distanced, recreation. The combination of strong retail market activity in calendar years 2020 and 2021 along with supply chain disruptions in calendar year 2021 that continued through calendar year 2022 depleted inventory levels at our dealers in calendar year 2022 below pre-COVID levels
Current inventory levels are now above pre-pandemic levels across all of our segments as retail activity has slowed at a more rapid pace than wholesale shipments. Because channel inventory is above normalized levels, we expect wholesale demand will be below the underlying retail activity for our products into fiscal year 2025. We experienced a progressive decline in retail demand during fiscal year 2024, in particular in entry level and lower priced boats. We expect that this softening in retail demand will continue into fiscal year 2025. In response, we have reduced our wholesale production.
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
As discussed above, our financial results and operations have been, and could continue to be, impacted by events outside of our control, including inflationary pressures, rising prices for our suppliers and labor shortages. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For instance, elevated interest rates, which we are currently experiencing and expect to continue to experience in the near term, has reduced retail consumer appetite for our product and reduced the appetite for credit for our dealers and retail consumers.

Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, which we discuss below.
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. While there is still some uncertainty surrounding current macroeconomic conditions, and rising prices to our suppliers, in part due to inflationary pressures, we believe we are well positioned strategically in the recreational powerboat market with brands that are among the market leaders in their segments.
Inflation has impacted the prices of our materials and our labor costs, which has had a negative impact on our gross margin and our operations. For example, in recent years the market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon, feedstocks, copper, aluminum and stainless steel, have increased. Further, new boat buyers often finance their purchases. Efforts to stop or limit inflation are resulting in higher interest rates that translate into an increased cost of boat ownership. We have seen increased interest rates for our customers throughout calendar year 2023 and calendar year 2024. Should inflation and increased interest rates continue at elevated rates, we may experience less retail demand because prospective consumers may choose to forgo or delay their purchases or buy a less expensive or used boat. We intend to minimize the effect of inflation through selective price increases, cost reductions and improved productivity.
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
We completed the build-out of our new Tooling Design Center at our Pursuit facility in Florida in March 2023. The Tooling Design Center is a vertical integration initiative focusing on the tooling needs for our Malibu, Maverick and Pursuit boats and is expanding rapidly to all other brands at this site. This vertical integration initiative is part of a multi-year plan to bring our product tooling in-house, which has the potential to help us better control capital expenditures, improve tooling quality, and increase volumes.
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
Vertical Integration
We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of our Monsoon engines, boat trailers, towers and tower accessories, machined and billet parts, soft grip flooring, wiring harnesses and most recently, certain tooling for our Pursuit brand. We began producing our own engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. Starting in fiscal year 2024, we began offering Monsoon sterndrive engines to our Cobalt dealers and customers. In the second half of fiscal year 2024, we rolled out of our Monsoon engines into Cobalt’s surf boats. We believe our vertical integration initiatives will reduce our reliance on third-party suppliers while reducing the risk that a change in cost or production from any third-party supplier could adversely affect our business. In fiscal year 2022, we acquired a facility to begin manufacturing our own wiring harnesses. As a result of this acquisition, we reduced the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers. In March 2023, we launched our new Tooling Design Center located on our Pursuit campus. The Tooling Design Center has potential to help us better control capital expenditures, improve tooling quality, and increase volumes.
Vertical integration of key components of our boats gives us the ability to increase incremental margin per boat sold by reducing our unit cost and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands.
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
Operating Expenses
Our operating expenses include selling and marketing, general and administrative costs, amortization costs and impairment costs. Each of these items includes personnel and related expenses, supplies, non-manufacturing overhead, third-party professional fees and various other operating expenses. Further, selling and marketing expenditures include the cost of advertising and various promotional sales incentive programs. General and administrative expenses include, among other things, salaries, benefits and other personnel related expenses for employees engaged in product development, engineering, finance, information technology, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs. General and administrative expenses also include product development expenses associated with our vertical integration initiative and acquisition or integration related expenses. Amortization expenses are associated with the amortization of intangibles.
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

Net (Loss) Income Attributable to Non-controlling Interest
As of each of June 30, 2024 and 2023, we had a 98.4% and 97.8%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net (loss) income attributable to non-controlling interest represents the portion of net (loss) income attributable to the non-controlling LLC members.
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

	Fiscal Year Ended June 30,
	2024		2023		2022
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	829,035	100.0%	1,388,365	100.0%	1,214,877	100.0%
Cost of sales	681,940	82.3%	1,037,070	74.7%	904,826	74.5%
Gross profit	147,095	17.7%	351,295	25.3%	310,051	25.4%
Operating expenses:
Selling and marketing	22,784	2.7%	24,009	1.7%	22,900	1.9%
General and administrative	76,323	9.2%	175,694	12.7%	66,371	5.4%
Goodwill and other intangible asset impairment	88,389	10.7%	—	—%	—	—%
Abandonment of construction in process	8,735	1.1%	—	—%	—	—%
Amortization	6,811	0.8%	6,808	0.5%	6,957	0.6%
Operating (loss) income	(55,947)	(6.7)%	144,784	10.4%	213,823	17.6%
Other expense (income), net:
Other (income) expense, net	(4)	—%	331	—%	983	0.1%
Interest expense	1,842	0.2%	2,962	0.2%	2,875	0.2%
Other expense, net	1,838	0.2%	3,293	0.2%	3,858	0.3%
(Loss) income before provision for income taxes	(57,785)	(7.0)%	141,491	10.2%	209,965	17.3%
(Benefit) provision for income taxes	(1,342)	(0.2)%	33,581	2.4%	46,535	3.8%
Net (loss) income	(56,443)	(6.8)%	107,910	7.8%	163,430	13.5%
Net (loss) income attributable to non-controlling interest	(531)	(0.1)%	3,397	0.3%	5,798	0.5%
Net (loss) income attributable to Malibu Boats, Inc.	(55,912)	(6.7)%	104,513	7.5%	157,632	13.0%

	Fiscal Year Ended June 30,
	2024		2023		2022
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	2,181	40.5%	5,127	52.0%	5,173	55.9%
Saltwater Fishing	1,633	30.3%	2,585	26.2%	2,035	22.0%
Cobalt	1,571	29.2%	2,151	21.8%	2,047	22.1%
Total Units	5,385		9,863		9,255

Net sales per unit	$153,953		$140,765		$131,267

Comparison of the Fiscal Year Ended June 30, 2024 to the Fiscal Year Ended June 30, 2023
Net Sales
Net sales for fiscal year 2024 decreased $559.3 million, or 40.3%, to $829.0 million, compared to fiscal year 2023. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased wholesale shipments and increased promotional costs across all segments resulting from elevated channel inventory levels and increased flooring costs for the Saltwater Fishing and Cobalt segments, partially offset by a favorable model mix in our Saltwater Fishing segment and inflation-driven year-over-year price increases. Unit volume for fiscal year 2024 decreased 4,478 units, or 45.4%, to 5,385 units compared to fiscal year 2023. Our unit volume decreased primarily due to lower wholesale shipments across all segments. The decrease in wholesale shipments were driven by our efforts to address elevated channel inventory resulting from weakening retail demand experienced throughout the fiscal year.
Net sales attributable to our Malibu segment decreased $357.1 million, or 56.1%, to $279.1 million for fiscal year 2024 compared to fiscal year 2023. Unit volumes attributable to our Malibu segment decreased 2,946 units for fiscal year 2024 compared to fiscal year 2023. The decrease in net sales was primarily due to lower wholesale shipments driven by lower retail activity during the period, increased promotional costs and elevated dealer channel inventory levels.
Net sales attributable to our Saltwater Fishing segment decreased $121.6 million, or 27.1%, to $327.5 million for fiscal year 2024 compared to fiscal year 2023. Unit volumes decreased 952 units for fiscal year 2024 compared to fiscal year 2023. The decrease in net sales was driven by a decrease in units and increased dealer flooring program costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $80.6 million, or 26.6%, to $222.4 million for fiscal year 2024 compared to fiscal year 2023. Unit volumes attributable to Cobalt decreased 580 units for fiscal year 2024 compared to fiscal year 2023. The decrease in net sales was driven primarily by a decrease in units, increased dealer flooring program costs and unfavorable model mix, partially offset by inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 9.4% to $153,953 per unit for fiscal year 2024 compared to fiscal year 2023. Net sales per unit for our Malibu segment increased 3.1% to $127,983 per unit for fiscal year 2024 compared to fiscal year 2023, driven by an increased mix of higher optioned boats and inflation-driven year-over-year price increases, partially offset by increased promotional costs and increased dealer flooring program costs. Net sales per unit for our Saltwater Fishing segment increased 15.4% to $200,577 per unit for fiscal year 2024 compared to fiscal year 2023, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased promotional activities and increased dealer flooring program costs. Net sales per unit for our Cobalt segment increased 0.5% to $141,542 per unit for fiscal year 2024 compared to fiscal year 2023, driven by inflation-driven year-over-year price increases, partially offset by increased promotional activities, unfavorable model mix, and increased dealer flooring program costs.
Cost of Sales
Cost of sales for fiscal year 2024 decreased $355.1 million, or 34.2%, to $681.9 million compared to fiscal year 2023. The decrease in cost of sales was primarily driven by a 45.4% decrease in volumes, partially offset by increasingly normalized inflationary pressures. In the Malibu segment, per unit material and labor costs increased $24.3 million driven by an increased mix of larger models that corresponded with higher net sales per unit, fixed-cost deleveraging due to lower volumes and increased prices due to inflationary pressures. In the Saltwater Fishing segment, per unit material and labor costs increased $31.7 million driven by an increased mix of larger models that corresponded with higher net sales per unit, fixed-cost deleveraging due to lower volumes and increased prices due to inflationary pressures. In the Cobalt segment, per unit material and labor costs increased $5.8 million driven by fixed-cost deleveraging due to lower volumes and increased prices due to inflationary pressures.
Gross Profit
Gross profit for fiscal year 2024 decreased $204.2 million, or 58.1%, compared to fiscal year 2023. The decrease in gross profit was driven primarily by lower sales revenue along with fixed-cost deleveraging. Gross margin for fiscal year 2024 decreased from 25.3% to 17.7% driven primarily by an increased mix of the Saltwater Fishing segment and increased dealer flooring program costs.

Operating Expenses
Selling and marketing expense for fiscal year 2024 decreased $1.2 million, or 5.1% to $22.8 million compared to fiscal year 2023. The decrease was driven primarily by a decrease related to boat show and related events. As a percentage of sales, selling and marketing expense increased 100 basis points to 2.7% for fiscal year 2024 compared to 1.7% for fiscal year 2023. General and administrative expense for fiscal year 2024 decreased $99.4 million, or 56.6%, to $76.3 million compared to fiscal year 2023. The decrease in general and administrative expenses was primarily driven by the $100.0 million settlement of product liability cases in June 2023 (refer to Note 17 of our audited consolidated financial statements included in this Annual Report on Form 10-K for more details). Additionally, there was a decrease in compensation and personnel-related expenses partially offset by increases in legal and professional fees, licenses and permits, and IT infrastructure expenses. As a percentage of sales, general and administrative expenses decreased 350 basis points to 9.2% for fiscal year 2024 compared to 12.7% for fiscal year 2023. Amortization expense for fiscal year 2024 remained flat at $6.8 million.
Other Expense, Net
Other expense, net for fiscal year 2024 decreased by $1.5 million, or 44.2% to $1.8 million as compared to fiscal year 2023. Our interest expense decreased by $1.1 million during fiscal year 2024 compared to fiscal year 2023 due to lower average outstanding debt.
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes for fiscal year 2024 decreased $34.9 million, or 104.0% to ($1.3 million) compared to fiscal year 2023. This decrease was primarily driven by lower pre-tax earnings, including impairment charges related to our Maverick Boat Group reporting unit. For fiscal year 2024, our effective tax rate of 2.3% was reduced by the impairment charges related to our Maverick Boat Group reporting unit. For fiscal year 2023, our effective tax rate of 23.7% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in the effective tax rate was partially offset by the benefit of the research and development tax credit as well as the impact of non-controlling interests in the LLC.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive (loss) income is computed by multiplying pre-tax (loss) income for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2024 and 2023, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.9% and 2.6%, respectively.
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
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive (loss) income is computed by multiplying pre-tax income for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2023 and 2022, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 2.6% and 2.8%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses, including goodwill and other intangible asset impairment expense, abandonment of construction in process, litigation settlements, certain professional fees, non-cash compensation expense and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net (loss) income as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
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
The following table sets forth a reconciliation of net (loss) income as determined in accordance with GAAP to adjusted EBITDA and presentation of net (loss) income margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Net (loss) income	$(56,443)	$107,910	$163,430
(Benefit) provision for income taxes	(1,342)	33,581	46,535
Interest expense	1,842	2,962	2,875
Depreciation	26,178	21,912	19,365
Amortization	6,811	6,808	6,957
Goodwill and other intangible asset impairment [1]	88,389	—	—
Abandonment of construction in process [2]	8,735	—	—
Litigation settlement [3]	—	100,000	—
Professional fees [4]	3,096	4,781	—
Stock-based compensation expense [5]	4,935	5,894	6,342
Adjustment to tax receivable agreement liability [6]	36	188	1,025
Adjusted EBITDA	$82,237	$284,036	$246,529
Net Sales	$829,035	$1,388,365	$1,214,877
Net (Loss) Income Margin [7]	(6.8)%	7.8%	13.5%
Adjusted EBITDA Margin [7]	9.9%	20.5%	20.3%

(1)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)
For the three and twelve months ended June 30, 2024, we recorded a non-cash charge of $8.7 million associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process of our Consolidated Statements of Operations and Comprehensive (Loss) Income.

(3)	Represents settlement of product liability cases in June 2023 for $100.0 million. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
(4)	Represents legal and advisory fees related to ongoing litigation related to Batchelder matters for fiscal year 2024 and legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
(5)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.
(6)
For fiscal year 2024, we recognized other expense from an adjustment in our tax receivable agreement liability due to an increase in the state tax rate used in computing our future tax obligations and in turn, an increase in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2023, we recognized other expense from an adjustment in our tax receivable agreement liability mainly derived by future benefits from Tennessee net operating losses at Malibu Boats, Inc. For fiscal year 2022, we recognized other expense from an adjustment in our tax receivable agreement liability due to an increase in the state tax rate used in computing our future tax obligations and in turn, an increase in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For more information, refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(7)	We calculate net (loss) income margin as net (loss) income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.
Adjusted Fully Distributed Net (Loss) Income
We define Adjusted Fully Distributed Net (Loss) Income as net (loss) income attributable to Malibu Boats, Inc. (i) excluding income tax expense, (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax (benefit) expense on fully distributed net (loss) income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net (Loss) Income is a non-GAAP financial measure because it represents net (loss) income attributable to Malibu Boats, Inc., before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
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
In addition, because Adjusted Fully Distributed Net (Loss) Income is susceptible to varying calculations, the Adjusted Fully Distributed Net (Loss) Income measures, as presented in this Annual Report, may differ from and may, therefore, not be comparable to similarly titled measures used by other companies.
The following table shows the reconciliation of the numerator and denominator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net (Loss) Income per Share of Class A Common Stock for the periods presented (in thousands except share and per share data):

	Fiscal Year Ended June 30,
	2024	2023	2022
Reconciliation of numerator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net (Loss) Income per Share of Class A Common Stock:
Net (loss) income attributable to Malibu Boats, Inc.	$(55,912)	$104,513	$157,632
(Benefit) provision for income taxes	(1,342)	33,581	46,535
Litigation settlement [1]	—	100,000	—
Professional fees [2]	3,096	4,781	—
Acquisition and integration related expenses [3]	6,672	6,654	6,653
Stock-based compensation expense [4]	4,935	5,894	6,342
Goodwill and other intangible asset impairment [5]	88,389	—	—
Abandonment of construction in process [6]	8,735	—	—
Adjustment to tax receivable agreement liability [7]	36	188	1,025
Net (loss) income attributable to non-controlling interest [8]	(531)	3,397	5,798
Fully distributed net income before income taxes	54,078	259,008	223,985
Income tax expense on fully distributed income before income taxes [9]	13,249	62,939	53,308
Adjusted Fully Distributed Net Income	$40,829	$196,069	$170,677

	Fiscal Year Ended June 30,
	2024	2023	2022
Reconciliation of denominator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted average shares outstanding of Class A Common Stock used for basic net (loss) income per share:	20,439,449	20,501,844	20,749,237
Adjustments to weighted average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [10]	395,528	543,909	600,919
Weighted-average unvested restricted stock awards issued to management [11]	266,557	272,116	252,135
Adjusted weighted average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	21,101,534	21,317,869	21,602,291
The following table shows the reconciliation of net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Fiscal Year Ended June 30,
	2024	2023	2022
Net (loss) income available to Class A Common Stock per share	$(2.74)	$5.10	$7.60
Impact of adjustments:
(Benefit) provision for income taxes	(0.07)	1.64	2.24
Litigation settlement [1]	—	4.88	—
Professional fees [2]	0.15	0.23	—
Acquisition and integration related expenses [3]	0.33	0.32	0.32
Stock-based compensation expense [4]	0.24	0.29	0.31
Goodwill and other intangible asset impairment [5]	4.32	—	—
Abandonment of construction in process [6]	0.43	—	—
Adjustment to tax receivable agreement liability [7]	—	0.01	0.05
Net (loss) income attributable to non-controlling interest [8]	(0.03)	0.17	0.28
Fully distributed net income per share before income taxes	2.63	12.64	10.80
Impact of income tax expense on fully distributed income before income taxes [9]	(0.65)	(3.07)	(2.57)
Impact of increased share count [12]	(0.06)	(0.38)	(0.32)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$1.92	$9.19	$7.91

(1)	Represents settlement of product liability cases in June 2023 for $100.0 million. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
(2)	Represents legal and advisory fees related to ongoing litigation related to Batchelder matters for fiscal year 2024 and legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
(3)	For fiscal years 2024, 2023 and 2022, represents amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt.
(4)	Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. For more information, refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report.
(5)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(6)
For the three and twelve months ended June 30, 2024, we recorded a non-cash charge of $8.7 million associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process of our Consolidated Statements of Operations and Comprehensive (Loss) Income.

(7)
For fiscal year 2024, we recognized other expense from an adjustment in our tax receivable agreement liability due to an increase in the state tax rate used in computing our future tax obligations and in turn, an increase in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2023, we recognized other expense from an adjustment in our tax receivable agreement liability mainly derived by future benefits from Tennessee net operating losses at Malibu Boats, Inc. For more information, refer to Note 12 of our consolidated financial statements included elsewhere in this Annual Report.

(8)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(9)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% of income before taxes for fiscal year 2024, and 24.3% of income before taxes for fiscal year 2023 in each case assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal years 2024 and 2023 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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
Material Cash Requirements
Our typical uses of cash are for capital expenditures, debt service obligations, payments under our tax receivables agreement, our lease obligations and return of capital to our stockholders, which has typically been accomplished through our stock repurchase programs.
During fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters and we purchased our new Roane County, Tennessee facility for a cash purchase price of approximately $33.3 million. For the litigation settlement, we borrowed $75.0 million under the revolving credit facility to fund a portion of that payment.
We also maintain liability insurance applicable to the Batchelder Matters with coverage up to $26.0 million. As of August 26, 2024, we had received approximately $21.0 million in insurance coverage proceeds, subject in certain cases to reservation of rights by the insurance carriers. We contend that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently and in bad faith, to settle covered claims within their available policy limits prior to trial. We intend to vigorously pursue our claims against our insurers to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, we cannot predict the outcome of such litigation.
Capital Expenditures. For fiscal year 2024, we incurred approximately $76.0 million in capital expenditures primarily related to the completion of our Roane County, Tennessee facility as well as new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Principal and Interest Payments. Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of June 30, 2024, we had no outstanding borrowings under our revolving credit facility, with $348.4 million available for borrowing. The revolving credit facility matures on July 8, 2027. As of August 26, 2024, we had outstanding borrowings of $28.0 million under our revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility with an outstanding balance of $28.0 million after August 26, 2024, our interest payments would be approximately $2.6 million within the next 12 months based on the interest rate at August 26, 2024 of 8.75%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
Tax Receivable Agreement. We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that no amounts will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur once net operating losses are utilized and there is sufficient taxable income.
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. For fiscal year 2025, our expected operating lease payments will be $2.4 million and our total committed lease payments are $8.5 million as of June 30, 2024. Additional information regarding our operating leases is available in Note 11, Leases, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2025. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of June 30, 2024, we had purchase orders in the amount of $48.0 million due within the next 12 months.
Return of Capital/Stock Repurchase Program. We previously announced that we intend to return capital of at least $10.0 million per quarter from May 2024 through May 2025 through either the repurchase of stock or dividend payments. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends. During the fiscal year ended June 30, 2024, we repurchased 699,958 shares of Class A Common Stock for $29.8 million in cash including related fees and expenses under our 2022 and 2023 Repurchase Programs. Our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. As of June 30, 2024, $82.7 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2023 Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund repurchases under the repurchase program from cash on hand.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Total cash provided by (used in):
Operating activities	$55,558	$184,733	$164,846
Investing activities	(75,842)	(54,638)	(61,621)
Financing activities	(31,695)	(134,574)	(60,380)
Impact of currency exchange rates on cash balances	(13)	(328)	(580)
(Decrease) increase in cash	$(51,992)	$(4,807)	$42,265
Cash Flows From Operating Activities
Net cash provided by operating activities was $55.6 million for fiscal year 2024, compared to $184.7 million for the same period in 2023, a decrease of $129.2 million. The decrease in cash provided by operating activities primarily resulted from a decrease of $51.4 million in net income (after consideration of non-cash items included in net (loss) income, primarily related to the Maverick impairment of goodwill and other intangible assets, abandonment of construction in process, depreciation and deferred tax assets) and net decrease in operating assets and liabilities of $77.8 million. This decrease was related to a reduction in working capital, resulting from lower sales and a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters. Net cash provided by operating activities was $184.7 million for fiscal year 2023, compared to $164.8 million for the same period in 2022, an increase of $19.9 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $94.8 million related to the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory, and partially offset by a decrease of $74.9 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Cash Flows From Investing Activities
Net cash used in investing activities was $75.8 million for fiscal year 2024 compared to $54.6 million for the same period in 2023, a increase of cash used in investing activities of $21.2 million. The increase in cash used in investing activities was primarily related to increased capital expenditures compared to same period in 2023. Net cash used in investing activities was $54.6 million for fiscal year 2023 compared to $61.6 million for the same period in 2022, a decrease of cash used in investing activities of $7.0 million. The decrease in cash used in investing activities was primarily related to the acquisition of certain assets of AmTech, LLC and BTR, LLC in fiscal year 2022 for $6.6 million.

Cash Flows From Financing Activities
Net cash used in financing activities was $31.7 million for fiscal year 2024 compared to net cash used in financing activities of $134.6 million for fiscal year 2023, a decrease of $102.9 million. During fiscal year 2024, we repurchased 699,958 of our Class A Common Stock under our stock repurchase program. We also paid $1.5 million on taxes for shares withheld upon the vesting of restricted stock awards and paid $0.9 million in distributions to LLC Unit holders.
Net cash used in financing activities was $134.6 million for fiscal year 2023 compared to net cash provided by financing activities of $60.4 million for fiscal year 2022, a change of $74.2 million. During fiscal year 2023, we repaid $23.1 million on our term loans, we repaid $97.0 million, net of borrowings under our revolving credit facility and repurchased $7.9 million of our Class A Common Stock under our prior stock repurchase program. We also paid $3.1 million on taxes for shares withheld upon the vesting of restricted stock awards, paid $3.4 million in distributions to LLC Unit holders and paid $1.4 million in deferred financing costs. During fiscal year 2023, we received proceeds of $1.3 million from the exercise of stock options.
Revolving Credit Facility
We have a revolving credit facility in an aggregate principal amount of up to $350.0 million with a maturity date of July 8, 2027. As of June 30, 2024, we had no outstanding balance under our revolving credit facility and $1.6 million in outstanding letters of credit, with $348.4 million available for borrowing. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. We have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. We repurchased 17 units under our repurchase agreements during fiscal year 2024 which boats were subsequently resold during fiscal year 2024 above cost. Additionally, during the period between July 1, 2024 and August 28, 2024, we repurchased 19 new model year 2024 units related to the ongoing bankruptcy with Tommy's Boats totaling $2.5 million. Pursuant to an order of the bankruptcy court, we have agreed to repurchase those boats that were the subject of a repurchase agreement with M&T Bank and that have not otherwise been sold to customers.

With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell the remaining inventory as part of liquidation sales that are ongoing. We have been in discussions with the trustee regarding the inventory being liquidated. For fiscal years 2023 and 2022, we did not repurchase any boats under our repurchase agreement. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
Critical Accounting Policies and Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and cash flows, and related disclosure of contingent assets and liabilities. Our estimates include those related to business combinations, revenue recognition, warranty claims, goodwill, intangible assets and long lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
Business Combinations
We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets) and liabilities assumed in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date. We recognized goodwill of $49.2 million as a result of our acquisition of Maverick Boat Group in December 2020 and goodwill of $0.3 million as a result of our acquisition of AmTech, LLC in February 2022. We had goodwill outstanding of $51.4 million as of June 30, 2024.
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
Revenue from boat part sales is recorded as the product is shipped from our location, which is free on board shipping point. Revenue associated with sales of materials, parts, boats or engine products sold under our exclusive manufacturing and distribution agreement with our Australian subsidiary are eliminated in consolidation. Revenue associated with sales to the independent representative responsible for international sales is recognized in accordance with free on board shipping point terms, the point at which the risks of ownership and loss pass to the representative. A fixed percentage discount is earned by the independent representative at the time of shipment to the representative as a reduction in the price of the boat and is recorded in our consolidated statements of operations and comprehensive (loss) income as a reduction in sales.
We earn royalties on boats shipped with our proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recognized when products are used or sold with our patented technology by these other boat manufacturers and industry suppliers. The usage of our technology satisfies the performance obligation in the contract.
Product Warranties
Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate warranty costs we expect to incur and record a liability for such costs at the time the product revenue is recognized. We utilize historical claims trends and analytical tools to develop the estimate of our warranty obligation on a per boat basis, by brand and warranty year. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Beginning with model year 2016, we increased the term of our limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, we increased the term of our bow-to-stern warranty for Cobalt brand boats from three years to five years. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods. A hypothetical change of a 10% increase or decrease to our estimate of the warranty liability as of June 30, 2024 would have affected net (loss) income for the fiscal year ended June 30, 2024 by approximately $3.8 million. Refer to Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on warranties.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, our management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then our management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
During the three months ended March 31, 2024, we determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fiscal year 2024 and fiscal year 2025 forecasts, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fiscal year 2024 and fiscal year 2025 forecast, we performed a goodwill impairment analysis as of March 31, 2024 consistent with our approach for annual impairment testing, including similar models and inputs. Based on such analysis, we determined that its estimated fair value for the Maverick Boat Group reporting unit is less than its carrying value as of March 31, 2024 and recognized an impairment charge of $49.2 million for the three months ended March 31, 2024.
For the fiscal year ended June 30, 2024, we performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. For the fiscal year ended June 30, 2023, we performed a quantitative assessment on the Maverick Boat Group reporting unit which indicated that the fair value of its reporting unit more likely than not exceeded its carrying amount. For the fiscal year ended June 30, 2023, we performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. We did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2023 and 2022.

Intangible Assets
Intangible assets consist primarily of dealer relationships, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite-lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 10 to 20 years. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The estimated useful lives of the Company’s trade names are based on a number of factors including the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition. In addition, the Company has indefinite-lived intangible assets for acquired trade names.
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
The carrying amount of definite-lived intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
During the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge to trade names of $39.2 million for the three months ended March 31, 2024 related to the Maverick Boat Group reporting unit. The impairment was principally a result of a decline, in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2023 and 2022.
Long-Lived Assets Other than Intangible Assets
The Company assesses the potential for impairment of its long-lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life will also trigger a review for impairment. The Company performs its assessment by comparing the book value of the asset groups to the estimated future undiscounted cash flows associated with the asset groups. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value.
The Company recognized $8.7 million for abandonment of construction in process charges related to the ERP (Enterprise resource planning) project during the year ended June 30, 2024. The charges pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income (see Note 6).
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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar resulted in an immaterial gain in foreign currency translation in the fiscal year ended June 30, 2024. We had an immaterial gain in foreign currency translation for fiscal year 2023 and a loss of $0.1 million in foreign currency translation for fiscal year 2022. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
Additionally, the assets and liabilities of our Australian subsidiary are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the stockholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses of our foreign subsidiary are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheets that are denominated in a currency other than the functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net (loss) income.
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility, which bear interest at variable rates. At June 30, 2024, we had no outstanding debt under our revolving credit facility. As of June 30, 2024, the undrawn borrowing amount under our revolving credit facility was $348.4 million.
At August 26, 2024, the interest rate on our revolving credit facility was 8.75% under the terms of the Credit Agreement. Based on a sensitivity analysis at August 26, 2024, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.3 million.
If interest rates continue to increase, as they did throughout fiscal year 2024, we will be obligated to make higher interest payments to our lenders.

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
The Company's management, including its chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2024. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on such assessment the Company's management has concluded that, as of June 30, 2024, its internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of June 30, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Malibu Boats, Inc.
Loudon, Tennessee
August 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Malibu Boats, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated August 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
August 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of certain assumptions underlying the product warranty liability for certain brands
As discussed in Note 9 to the consolidated financial statements, the Company's product warranty liability as of June 30, 2024 was $38.0 million. The product warranty liability represents estimated future costs to repair or replace defective products during the warranty period for each boat sold. The Company's estimated future costs to repair or replace defective products includes assumptions regarding the anticipated warranty costs per boat by brand.
We identified the evaluation of the anticipated warranty costs per boat that are used to estimate the product warranty liability for Malibu and Axis branded boats as a critical audit matter. A higher degree of subjective auditor judgement was required to evaluate the Company's estimate of the anticipated warranty costs per boat, due to the nature of the audit evidence.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's warranty accrual process. This included controls over the development of the assumptions used to estimate the warranty cost per boat. We performed sensitivity analyses to assess the potential for possible changes to these assumptions on the product warranty liability. We assessed the

Company's historical claims experience and the relationship between the historical warranty costs per boat incurred by warranty year. We further assessed the Company's assumptions underlying the anticipated warranty costs per boat by considering warranty claims received after year-end but before the consolidated financial statements were issued, to identify trends not considered by the Company when it developed its assumptions. We also compared the Company’s prior year product warranty liability related to claims expected to be incurred in the current year to actual claims received in the current year to evaluate the historical accuracy of the Company’s estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Knoxville, Tennessee
August 29, 2024

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2024	2023	2022
Net sales	$829,035	$1,388,365	$1,214,877
Cost of sales	681,940	1,037,070	904,826
Gross profit	147,095	351,295	310,051
Operating expenses:
Selling and marketing	22,784	24,009	22,900
General and administrative	76,323	175,694	66,371
Goodwill and other intangible asset impairment	88,389	—	—
Abandonment of construction in process	8,735	—	—
Amortization	6,811	6,808	6,957
Operating (loss) income	(55,947)	144,784	213,823
Other expense (income), net:
Other expense (income), net	(4)	331	983
Interest expense	1,842	2,962	2,875
Other expense, net	1,838	3,293	3,858
(Loss) income before (benefit) provision for income taxes	(57,785)	141,491	209,965
(Benefit) provision for income taxes	(1,342)	33,581	46,535
Net (loss) income	(56,443)	107,910	163,430
Net (loss) income attributable to non-controlling interest	(531)	3,397	5,798
Net (loss) income attributable to Malibu Boats, Inc.	$(55,912)	$104,513	$157,632

Comprehensive (loss) income:
Net (loss) income	$(56,443)	$107,910	$163,430
Other (loss) comprehensive income
Change in cumulative translation adjustment	142	(833)	(1,868)
Other comprehensive income (loss)	142	(833)	(1,868)
Comprehensive (loss) income	(56,301)	107,077	161,562
Less: comprehensive (loss) income attributable to non-controlling interest, net of tax	(516)	3,371	5,731
Comprehensive (loss) income attributable to Malibu Boats, Inc., net of tax	$(55,785)	$103,706	$155,831

Weighted average shares outstanding used in computing net (loss) income per share:
Basic	20,439,449	20,501,844	20,749,237
Diluted	20,439,449	20,641,173	20,986,256
Net (loss) income available to Class A Common Stock per share:
Basic	$(2.74)	$5.10	$7.60
Diluted	$(2.74)	$5.06	$7.51

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2024	June 30, 2023
Assets
Current assets
Cash	$26,945	$78,937
Trade receivables, net	23,141	68,381
Inventories, net	145,573	171,189
Prepaid expenses and other current assets	6,470	7,827
Total current assets	202,129	326,334
Property, plant and equipment, net	244,601	204,792
Goodwill	51,415	100,577
Other intangible assets, net	175,449	221,458
Deferred tax assets	58,097	62,573
Other assets	7,933	10,190
Total assets	$739,624	$925,924
Liabilities
Current liabilities
Accounts payable	19,152	40,402
Accrued expenses	119,430	187,078
Income tax and distribution payable	4	847
Payable pursuant to tax receivable agreement, current portion	—	4,111
Total current liabilities	138,586	232,438
Deferred tax liabilities	17,661	28,453
Other liabilities	8,045	9,926
Payable pursuant to tax receivable agreement, less current portion	40,613	39,354
Total liabilities	204,905	310,171
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 20,181,542 shares issued and outstanding as of June 30, 2024; 20,603,822 shares issued and outstanding as of June 30, 2023	200	204
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of June 30, 2024; 12 shares issued and outstanding as of June 30, 2023	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024; no shares issued and outstanding as of June 30, 2023	—	—
Additional paid in capital	64,222	86,321
Accumulated other comprehensive loss, net of tax	(4,198)	(4,340)
Accumulated earnings	469,785	525,697
Total stockholders' equity attributable to Malibu Boats, Inc.	530,009	607,882
Non-controlling interest	4,710	7,871
Total stockholders’ equity	534,719	615,753
Total liabilities and stockholders' equity	$739,624	$925,924
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

					Additional Paid In Capital	Accumulated Other Comprehensive Loss, net of tax	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20,847	$207	10	$—	$111,308	$(1,639)	$263,552	$7,726	$381,154
Net income	—	—	—	—	—	—	157,632	5,798	163,430
Stock based compensation, net of withholding taxes on vested equity awards	95	1	—	—	4,196	—	—	—	4,197
Issuances of equity for services	1	—	—	—	1,140	—	—	—	1,140
Issuance of equity for exercise of options	113	1	—	—	3,286	—	—	—	3,287
Repurchase and retirement of common stock	(555)	(6)	—	—	(34,636)	—	—	—	(34,642)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(3,076)	(3,076)
Foreign currency translation adjustment	—	—	—	—	—	(1,868)	—	(54)	(1,922)
Balance at June 30, 2022	20,501	203	10	—	85,294	(3,507)	421,184	10,394	513,568
Net income	—	—	—	—	—	—	104,513	3,397	107,910
Stock based compensation, net of withholding taxes on vested equity awards	68	1	—	—	2,709	—	—	—	2,710
Issuances of equity for services	2	—	—	—	1,194	—	—	—	1,194
Issuance of equity for exercise of options	31	—	—	—	1,317	—	—	—	1,317
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,710)	—	—	—	(1,710)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	2,619	—	—	—	2,619
Exchange of LLC Units for Class A Common Stock	145	1	—	—	2,765	—	—	(2,765)	1
Issuance of Class B Common Stock	—	—	2	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—		—	(3,131)	(3,131)

Foreign currency translation adjustment	—	—	—	—	—	(833)	—	(24)	(857)
Balance at June 30, 2023	20,603	204	12	—	86,321	(4,340)	525,697	7,871	615,753
Net loss	—	—	—	—	—	—	(55,912)	(531)	(56,443)
Stock based compensation, net of withholding taxes on vested equity awards	131	1	—	—	3,397	—	—	—	3,398
Issuances of equity for services	12	—	—	—	1,179	—	—	—	1,179
Repurchase and retirement of common stock	(699)	(7)	—	—	(29,836)	—	—	—	(29,843)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,320)	—	—	—	(1,320)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,960	—	—	—	1,960
Exchange of LLC Units for Class A Common Stock	135	2	—	—	2,521	—	—	(2,521)	2
Distributions to LLC Unit holders	—	—	—	—	—		—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	142	—	5	147
Balance at June 30, 2024	20,182	$200	12	$—	$64,222	$(4,198)	$469,785	$4,710	$534,719

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2024	2023	2022
Operating activities:
Net (loss) income	$(56,443)	$107,910	$163,430
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash compensation expense	4,935	5,894	6,342
Non-cash compensation to directors	1,512	1,136	1,054
Depreciation	26,178	21,912	19,365
Amortization	6,811	6,808	6,957
Deferred income taxes	(4,355)	(16,158)	4,793
Adjustment to tax receivable agreement liability	36	188	1,025
Other items, net	2,217	1,680	1,350
Goodwill and other intangible asset impairment	88,389	—	—
Abandonment of construction in process	8,735	—	—
Change in operating assets and liabilities (excluding effects of acquisition):
Trade receivables	45,257	(16,804)	(1,777)
Inventories	25,702	(14,362)	(38,050)
Prepaid expenses and other assets	1,668	(1,705)	(1,303)
Accounts payable	(20,612)	(5,148)	(287)
Income taxes receivable and payable	(708)	6	(794)
Accrued expenses	(67,634)	99,326	10,579
Other liabilities	(1,922)	(1,976)	(4,140)
Payment pursuant to tax receivable agreement	(4,208)	(3,974)	(3,698)
Net cash provided by operating activities	55,558	184,733	164,846
Investing activities:
Purchases of property and equipment	(75,962)	(54,840)	(55,064)
Proceeds from sale of property and equipment	120	202	9
Payment for acquisition, net of cash acquired	—	—	(6,566)
Net cash used in investing activities	(75,842)	(54,638)	(61,621)
Financing activities:
Proceeds from revolving credit facility	75,000	241,700	72,000
Payments on revolving credit facility	(75,000)	(338,700)	(20,000)
Principal payments on long-term borrowings	—	(23,125)	(76,250)
Payment of deferred financing costs	—	(1,362)	—
Proceeds received from exercise of stock options	—	1,317	3,287
Cash paid for tax withholdings	(1,489)	(3,135)	(2,058)
Distributions to non-controlling LLC Unit holders	(890)	(3,401)	(2,717)
Repurchase and retirement of Class A Common Stock	(29,316)	(7,868)	(34,642)
Net cash used in financing activities	(31,695)	(134,574)	(60,380)
Effect of exchange rate changes on cash	(13)	(328)	(580)
Changes in cash	(51,992)	(4,807)	42,265
Cash—Beginning of period	78,937	83,744	41,479
Cash—End of period	$26,945	$78,937	$83,744

Supplemental cash flow information:
Cash paid for interest	$3,046	$3,061	$2,294
Cash paid for income taxes	3,529	50,515	42,064
Income tax refunds	(1,404)	—	—
Non-cash operating, investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	1,960	2,619	—
Establishment of amounts payable under tax receivable agreements	1,320	1,710	—
Exchange of LLC Units for Class A Common Stock	2,521	2,765	—
Tax distributions payable to non-controlling LLC Unit holders	—	776	1,045
Repurchase/retirement of common stock not settled	527	—	—
Capital expenditures in accounts payable	1,045	2,207	1,032
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
The Company’s top ten dealers represented 40.4%, 41.1% and 39.9%, of the Company’s net sales for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Sales to the Company's dealers under common control of OneWater Marine, Inc. represented approximately 23.7%, 17.2% and 16.8% of the Company's consolidated net sales in the fiscal years ended June 30, 2024, 2023, and 2022 respectively. Sales to our former dealers under common control of Tommy's Boats represented approximately 2.4%, 10.7% and 9.4% of our consolidated net sales in the fiscal years ended June 30, 2024, 2023 and 2022 respectively
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2024 and 2023, no highly liquid investments were held and the entire balance consists of cash.
At June 30, 2024 and 2023, substantially all cash on hand was held by two financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2024 and 2023, the allowance for doubtful receivables was $0. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
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
During the three months ended March 31, 2024, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fiscal year 2024 and fiscal year 2025 forecast, the Company performed a goodwill impairment analysis as of March 31, 2024 consistent with the Company’s approach for annual impairment testing, including similar models and inputs. Based on such analysis, the Company determined that its estimated fair value for the Maverick Boat Group reporting unit is less than its carrying value as of March 31, 2024 and the Company recognized an impairment charge of $49,189 for the three months ended March 31, 2024.
For the fiscal year ended June 30, 2024, the Company performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. For the fiscal year ended June 30, 2023, the Company performed a quantitative assessment on the Maverick Boat Group reporting unit which indicated that the fair value of its reporting unit more likely than not exceeded its carrying amount. For the fiscal year ended June 30, 2023, the Company performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2023 and 2022.

Intangible Assets
Intangible assets consist primarily of dealer relationships, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite-lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 10 to 20 years. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The estimated useful lives of the Company’s trade names are based on a number of factors including the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition. In addition, the Company has indefinite-lived intangible assets for acquired trade names.
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
The carrying amount of definite-lived intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
During the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge to trade names of $39,200 for the three months ended March 31, 2024 related to the Maverick Boat Group reporting unit. The impairment was principally a result of a decline, in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2023 and 2022.
Long-Lived Assets Other than Intangible Assets
The Company assesses the potential for impairment of its long-lived assets if facts and circumstances, such as declines in sales, earnings, or cash flows or adverse changes in the business climate, suggest that they may be impaired. A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life will also trigger a review for impairment. The Company performs its assessment by comparing the book value of the asset groups to the estimated future undiscounted cash flows associated with the asset groups. If any impairment in the carrying value of its long-lived assets is indicated, the assets would be adjusted to an estimate of fair value.
The Company recognized $8,735 in abandonment of construction in process charges related to the ERP (Enterprise resource planning) project during the year ended June 30, 2024. The charges pertain to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income (see Note 6).
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
Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Balance at beginning of year	$13,715	$15,852	$11,666
Add: Dealer rebate incentives	28,385	32,953	35,210
Less: Dealer rebates paid	(14,618)	(35,090)	(31,024)
Balance at end of year	$27,482	$13,715	$15,852
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Balance at beginning of year	$1,134	$187	$121
Add: Flooring incentives	17,590	13,926	3,717
Less: Flooring paid	(17,295)	(12,979)	(3,651)
Balance at end of year	$1,429	$1,134	$187
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
The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2021 through 2023, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2020 through 2023.
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
See Note 2 for more information.
Delivery Costs
Shipping and freight costs are included in cost of sales in the accompanying consolidated statements of operations and comprehensive (loss) income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for the fiscal years ended June 30, 2024, 2023, and 2022.
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
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. Stock options granted to executives January 14, 2019 were valued using the Black-Scholes option pricing model. Stock awards granted on November 3, 2023, November 3, 2022 and November 3, 2021 based on total shareholder return were valued using a Monte Carlo simulation. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plan ("Incentive Plan") are measured based on the market price of the Company’s stock on the grant date. See Note 15 for more information.

Foreign Currency Translation
The functional currency for the Company's consolidated foreign subsidiary is the applicable local currency. The assets and liabilities are translated at the foreign exchange rate in effect at the applicable reporting date, and the consolidated statements of operations and comprehensive (loss) income and cash flows are translated at the average exchange rate in effect during the applicable period. Exchange rate fluctuations on translating the foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are reflected as a component of "Accumulated other comprehensive loss, net of tax," in the stockholders' equity section of the accompanying consolidated balance sheets and periodic changes are included in comprehensive (loss) income.
Comprehensive (Loss) Income
Components of comprehensive (loss) income include net (loss) income and foreign currency translation adjustments. The Company has chosen to disclose comprehensive (loss) income in a single continuous consolidated statement of operations and comprehensive (loss) income.
Recent Accounting Pronouncements
In November, 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.
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

2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Fiscal Year Ended June 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$264,811	$325,993	$219,188	$809,992
Part and other sales	14,320	1,549	3,174	19,043
Net sales	$279,131	$327,542	$222,362	$829,035

Revenue by geography:
North America	$249,841	$314,014	$215,255	$779,110
International	29,290	13,528	7,107	49,925
Net sales	$279,131	$327,542	$222,362	$829,035

	Fiscal Year Ended June 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$618,001	$447,587	$299,028	$1,364,616
Part and other sales	18,246	1,569	3,934	23,749
Net sales	$636,247	$449,156	$302,962	$1,388,365

Revenue by geography:
North America	$582,092	$440,449	$292,335	$1,314,876
International	54,155	8,707	10,627	73,489
Net sales	$636,247	$449,156	$302,962	$1,388,365

	Fiscal Year Ended June 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$590,059	$340,725	$262,679	$1,193,463
Part and other sales	17,484	1,205	2,725	21,414
Net sales	$607,543	$341,930	$265,404	$1,214,877

Revenue by geography:
North America	$548,826	$336,816	$253,812	$1,139,454
International	58,717	5,114	11,592	75,423
Net sales	$607,543	$341,930	$265,404	$1,214,877
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
3. Non-controlling Interest
The non-controlling interest on the consolidated statements of operations and comprehensive (loss) income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of June 30, 2024		As of June 30, 2023
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	321,419	1.6%	455,919	2.2%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	20,181,542	98.4%	20,603,822	97.8%
	20,502,961	100.0%	21,059,741	100.0%

Balance of non-controlling interest as of June 30, 2022	$10,394
Allocation of income to non-controlling LLC Unit holders for period	3,397
Distributions paid and payable to non-controlling LLC Unit holders for period	(3,131)
Reallocation of non-controlling interest	(2,789)
Balance of non-controlling interest as of June 30, 2023	7,871
Allocation of income to non-controlling LLC Unit holders for period	(531)
Distributions paid and payable to non-controlling LLC Unit holders for period	(114)
Reallocation of non-controlling interest	(2,516)
Balance of non-controlling interest as of June 30, 2024	$4,710
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the “LLC Agreement”), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2024, the Company caused the LLC to issue a total of 315,695 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to non-employee directors for their services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"), (iii) the issuance of restricted Class A Common Stock granted under the Incentive Plan, and (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units. During fiscal year 2024, 17,804 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 20,080 LLC Units were canceled in connection with the vesting of stock awards with a market condition that were deemed to not be achieved and zero LLC Units were canceled in connection with the forfeiture of stock awards. In connection with the cancellation of LLC units described above, an equivalent 38,017 treasury shares were retired in accordance with the LLC Agreement. Also during fiscal year 2024, 699,958 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of treasury shares under the Company's stock repurchase program.

Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of June 30, 2024 and 2023, tax distributions payable to non-controlling LLC Unit holders were $0 and $776, respectively. During the fiscal years ended June 30, 2024, 2023, and 2022, tax distributions paid to the non-controlling LLC Unit holders were $890, $3,401, and $2,717, respectively.
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

5. Inventories, net
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) or weighted-average basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2024	2023
Raw materials	$107,245	$142,948
Work in progress	20,683	19,222
Finished goods	16,392	9,019
Inventory subject to return [1]	1,253	—
Total inventories	$145,573	$171,189

(1)	Represents accrual related to Tommy's Boats. See Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

6. Property, Plant, and Equipment, net
Property, plant, and equipment acquired outside of acquisition are stated at cost. When property, plant, and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is accounted for in the consolidated statement of operations and comprehensive (loss) income. Major additions are capitalized; maintenance, repairs and minor improvements are charged to operating expenses as incurred if they do not increase the life or productivity of the related capitalized asset. Depreciation on leasehold improvements is computed using the straight-line method based on the lesser of the remaining lease term or the estimated useful life and depreciation of equipment is computed using the straight-line method over the estimated useful life as follows:

Years
Building	20
Leasehold improvements	Shorter of useful life or lease term
Machinery and equipment	3-5
Furniture and fixtures	3-5
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. During fiscal year 2024, the Company abandoned a company-wide ERP project. As such, the Company recorded a non-cash charge of $8,735 associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. No impairment charges were recorded for the fiscal years ended June 30, 2023 and 2022 in the Company’s consolidated financial statements.
Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2024	2023
Land	$4,890	$4,905
Building and leasehold improvements	170,958	119,324
Machinery and equipment	118,123	103,362
Furniture and fixtures	15,466	12,672
Construction in process	43,511	47,482
	352,948	287,745
Less accumulated depreciation	(108,347)	(82,953)
	$244,601	$204,792
Depreciation expense was $26,178, $21,912 and $19,365 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2024 and 2023 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2022	$12,299	$68,714	$19,791	$100,804
Effect of foreign currency changes on goodwill	(227)	—	—	(227)
Goodwill as of June 30, 2023	12,072	68,714	19,791	100,577
Impairment related to Maverick Boat Group	—	(49,189)	—	$(49,189)
Effect of foreign currency changes on goodwill	27	—	—	27
Goodwill as of June 30, 2024	$12,099	$19,525	$19,791	$51,415
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2024	2023
Definite-lived intangibles:
Dealer relationships	$131,735	$131,725	15-20	14.6
Patent	2,600	2,600	15	8.0
Trade name	100	100	15	6.0
Non-compete agreement	47	46	10	0.3
Total	134,482	134,471
Less: Accumulated amortization	(38,033)	(31,213)
Total definite-lived intangible assets, net	96,449	103,258
Indefinite-lived intangible:
Trade names	118,200	118,200
Less: Impairment charge	(39,200)	—
Total other intangible assets	$175,449	$221,458
During the three months ended March 31, 2024, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. The Company performed a goodwill impairment analysis as of March 31, 2024 consistent with the Company’s approach for annual impairment testing, including similar models and inputs. Based on such analysis, the Company determined that its estimated fair value for the Maverick Boat Group reporting unit was less than its carrying value as of March 31, 2024, and the Company recognized an impairment charge of $49,189 for the three months ended March 31, 2024.
Additionally, during the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge on trade names of $39,200 related to the Maverick Boat Group reporting unit. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded.
For more information, refer to Note 1 of our consolidated financial statements included elsewhere in this report.
Amortization expense recognized on all amortizable intangibles was $6,811, $6,808 and $6,957 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Estimated future amortization expenses as of June 30, 2024 are as follows:

Fiscal Year	As of June 30, 2024
2025	$6,803
2026	6,803
2027	6,803
2028	6,803
2029	6,802
2030 and thereafter	62,435
$96,449
8. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,
	2024	2023
Warranties	$37,967	$41,709
Dealer incentives	28,911	14,996
Accrued compensation	13,791	19,671
Current operating lease liabilities	2,177	2,324
Litigation settlement	—	100,000
Accrued legal and professional fees	22,467	1,899
Customer deposits	4,270	4,054
Government grant	5,867	—
Other accrued expenses	3,980	2,425
Total accrued expenses	$119,430	$187,078
Litigation settlement represents the settlement of product liability cases in June 2023 for $100.0 million. Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this Annual Report.
Government grant includes approximately $5,867 related to an Economic Development Grant to be paid by the State of Tennessee in relation to the Roane County Property Purchase and Related Improvements. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
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
Changes in the Company’s product warranty liability, which are included in accrued expenses in the accompanying consolidated balance sheets, were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Beginning balance	$41,709	$38,673	$35,035
Add: Warranty Expense	23,744	24,812	21,280
Less: Warranty claims paid	(27,486)	(21,776)	(17,642)
Ending balance	$37,967	$41,709	$38,673
10. Financing
As of June 30, 2024 and 2023, the Company did not have any outstanding debt.
Long-Term Debt
As of June 30, 2024, the Company had a revolving credit facility with borrowing capacity of up to $350,000. As of June 30, 2024, the Company had zero outstanding under its revolving credit facility and $1,578 in outstanding letters of credit with $348,422 available for borrowing. The revolving credit facility matures on July 8, 2027. As of June 30, 2023, the Company reclassified unamortized debt issuance costs into Other assets.
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
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of June 30, 2024, the interest rate on the Company’s revolving credit facility was 6.50%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of June 30, 2024 and 2023, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

		As of June 30,
Classification		2024	2023
Assets
Right-of-use assets	Other assets	$6,883	$8,808

Liabilities
Current operating lease liabilities	Accrued expenses	$2,177	$2,324
Long-term operating lease liabilities	Other liabilities	5,763	7,843
Total lease liabilities		$7,940	$10,167

		Fiscal Year Ended June 30,
Classification		2024	2023	2022
Operating lease costs (1)	Cost of sales	$2,537	$2,686	$2,611
	Selling and marketing, and general and administrative	838	878	857

Sublease income	Other expense (income), net	(38)	(38)	(38)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	2,661	2,555	2,517
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the fiscal year ended June 30, 2024 and 2023 was 3.60 years and 4.60 years, respectively. As of June 30, 2024 and 2023, the weighted average discount rate determined based on the Company's incremental borrowing rate is 3.67% for both periods.
Future annual minimum lease payments for the following fiscal years as of June 30, 2024 are as follows:

Amount
2025	$2,422
2026	2,274
2027	2,258
2028	1,506
2029	1
2030 and thereafter	—
Total	8,461
Less imputed interest	(521)
Present value of lease liabilities	$7,940
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2024	2023
Beginning balance	$43,465	$45,541
Additions to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	1,320	1,710
Adjustment for change in estimated state tax rate or benefits	36	188
Payment under tax receivable agreement	(4,208)	(3,974)
	40,613	43,465
Less current portion under tax receivable agreement	—	(4,111)
Ending balance	$40,613	$39,354
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
As of June 30, 2024 and 2023, the Company recorded deferred tax assets of $120,015 and $118,148, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 13. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated once net operating losses are utilized and there is sufficient taxable income.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation were recognized upon enactment. The Company accrued $0.3 million excise tax for stock repurchases during fiscal year's ended June 30, 2024. The Company did not recognize any significant impact to income tax expense for the fiscal years ended June 30, 2024 or June 30, 2023 relating to the Inflation Reduction Act.
The components of (benefit) for income taxes are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Current tax expense:
Federal	$2,358	$39,462	$33,689
State	424	9,071	6,632
Foreign	345	1,331	1,532
Total current	3,127	49,864	41,853
Deferred tax (benefit) expense:
Federal	(3,872)	(14,230)	4,661
State	(577)	(2,019)	94
Foreign	(20)	(34)	(73)
Total deferred	(4,469)	(16,283)	4,682
Income tax (benefit) expense	$(1,342)	$33,581	$46,535

The income tax (benefit) expense differs from the amount computed by applying the federal statutory income tax rate to (loss) income from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Federal tax (benefit) provision at statutory rate	(21.0)%	21.0%	21.0%
State income taxes, net of federal benefit	(0.3)	3.5	2.8
Permanent differences attributable to partnership investment	1.5	(0.5)	(1.0)
Impairment charges - Maverick	17.9	—	—
Non-controlling interest	(0.2)	(0.5)	(0.6)
Other, net	(0.2)	0.2	—
Total income (benefit) tax on continuing operations	(2.3)%	23.7%	22.2%
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
The components of the Company's net deferred income tax assets and liabilities at June 30, 2024 and 2023 are as follows:

	As of June 30,
	2024	2023
Deferred tax assets:
Partnership basis differences	$42,115	$69,193
Accrued liabilities and reserves	1,222	1,436
State tax credits and NOLs	12,859	8,922
Foreign tax credits	580	580
Federal NOL and Credits	19,335	—
Other	754	381
Less valuation allowance	(17,355)	(16,876)
Total deferred tax assets	59,510	63,636
Deferred tax liabilities:
Fixed assets and intangibles	19,054	29,495
Other	20	21
Total deferred tax liabilities	19,074	29,516
Total net deferred tax assets	$40,436	$34,120
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2024 and 2023, the Company concluded that $17,355 and $16,876, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance against the deferred tax asset generated by the state impact of the 743(b) amortization and on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2039. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2021 through 2023, while its subsidiaries, the LLC and Malibu Boats Pty Ltd., remain open to examination for fiscal years 2020 through 2023.

A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2024, 2023 and 2022 is as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Balance as of July 1	$1,718	$1,472	$1,452
Additions based on tax positions taken during the current period	129	363	314
Reductions due to statute settlements	(130)	(156)	(286)
Additions (reductions) for tax positions of prior years	79	39	(8)
Balance as of June 30	$1,796	$1,718	$1,472
In fiscal year 2024, the Company reduced its uncertain tax positions by $130 as a result of statute settlements, and recorded $129 in connection with its current year state filing positions. As of June 30, 2024, it is reasonably possible that $171 of the total unrecognized tax benefits recorded will reverse within the next twelve months. Of the total unrecognized tax benefits recorded on the consolidated balance sheets, $1,514 would impact the effective tax rate once settled.
As discussed in Note 1 to the Consolidated Financial Statements, the Company's policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. At June 30, 2024, the Company had $455 of accrued interest related to unrecognized tax benefits.
The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2024 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
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
During fiscal year 2024, four non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, no shares of Class B Common Stock were automatically transferred to the Company and retired. As of June 30, 2024, the Company had a total of 12 shares of its Class B Common Stock issued and outstanding.
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
On November 3, 2022, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to $100,000 of Class A Common Stock and the LLC Units for the period from November 8, 2022 to November 8, 2023 (the “Fiscal 2023 Repurchase Program”). During fiscal year 2024, under the Fiscal 2023 Repurchase Program, the Company repurchased 261,962 shares of Class A Common Stock for $12,526 in cash including related fees and expenses. The Fiscal 2023 Repurchase Program expired on November 8, 2023.

On October 26, 2023, the board of directors of the Company authorized a stock repurchase program for the repurchase of up to $100,000 of Class A Common Stock and LLC Units for the period from November 8, 2023 to November 8, 2024 (the "Fiscal 2024 Repurchase Program"). During fiscal year 2024, under the Fiscal 2024 Repurchase Program, the Company repurchased 437,996 shares of Class A Common Stock for $17,317 in cash including related fees and expenses. As of June 30, 2024, $82,683 was available to repurchase shares of Class A Common Stock and LLC Units under the Fiscal 2024 Repurchase Program.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2024, the Company held 20,181,542 LLC Units, representing a 98.4% economic interest in the LLC, while non-controlling LLC Unit holders held 321,419 LLC Units, representing a 1.6% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
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
15. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Long-Term Incentive Plan
On January 6, 2014, the Company’s board of directors adopted the Malibu Boats, Inc. Incentive Plan. The Incentive Plan, which became effective on January 1, 2014, reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of June 30, 2024, there were 61,146 shares available for future issuance under the Incentive Plan.
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
On November 3, 2020, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2023. The maximum number of shares that can be issued if an elevated earnings target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company’s former Chief Financial Officer, is approximately 21,000. The actual number of shares issued upon vesting was approximately 14,000, as the 21,000 shares earned was reduced by an amount of shares withheld to cover taxes. The original grant date fair value of the awards was estimated to be $1,002, based on a stock price of $54.47. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 3, 2020, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in the Company's stock price to movement in a market index from the grant date through November 3, 2023. The maximum number of shares that can be issued if an elevated TSR target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company’s former Chief Financial Officer, is approximately 28,000. The actual number of shares issued upon vesting was approximately 5,000, net of 20,000 shares not achieved and taxes withheld. The original grant date fair value of the awards was estimated to be $1,293, which was estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
On November 3, 2021, under the Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2024. The maximum number of shares that can be issued if an elevated earnings target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company’s former Chief Financial Officer, is approximately 22,000. The Company does not expect these shares to vest based on fiscal year 2024 financial performance. The original grant date fair value of the awards was estimated to be $1,305, based on a stock price of $74.25. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
On February 20, 2024, following the announcement of upcoming departure of Malibu’s Chief Executive Officer, Malibu Boats, Inc. granted a one-time award of 92,699 restricted stock units to its President and 5,330 shares of restricted stock to a non-employee director who was appointed Executive Chair. The award to the President will vest over four years and has a fair value of $4,000. The award to the Executive Chair vested immediately and has a fair value of $230. The fair value of both awards was based on a stock price of $43.15 on the date of grant.

The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30,
	2024		2023		2022
	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	17,973	$37.55	49,223	$40.46	161,723	$32.64
Options exercised	—	—	(31,250)	42.13	(112,500)	29.22
Outstanding options at end of year	17,973	$37.55	17,973	$37.55	49,223	$40.46
Exercisable at end of year	17,973	$37.55	17,973	$37.55	31,730	$40.26
The weighted average remaining contractual life of options outstanding and options outstanding and exercisable as of June 30, 2024 was 0.54 years, respectively. The total intrinsic value of options exercised during the years ended June 30, 2024, 2023 and 2022 was zero, $557 and $3,751, respectively. The total intrinsic value of options outstanding and options outstanding and exercisable at June 30, 2024 was zero, respectively. The total intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
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
For the fiscal year ended June 30, 2024, the Company issued 12,130 shares of Class A Common Stock, 13,429 restricted stock units and 5,330 shares of restricted stock with a weighted-average grant date fair value of $45.80 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2023, the Company issued 2,105 shares of Class A Common Stock and 20,643 restricted stock units with a weighted-average grant date fair value of $52.45 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2022, the Company issued 1,481 shares of Class A Common Stock and 14,258 restricted stock units with a weighted-average grant date fair value of $72.42 to its non-employee directors for their services as directors pursuant to the Incentive Plan.

The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2024		2023		2022
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	324,824	$57.98	369,649	$55.75	314,916	$44.46
Granted	351,000	44.06	214,172	52.30	164,290	70.74
Vested	(125,362)	52.93	(180,898)	46.49	(100,441)	44.82
Forfeited	(31,356)	53.12	(78,099)	58.45	(9,116)	56.41
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	519,106	$50.08	324,824	$57.98	369,649	$55.75
As of June 30, 2024, the total unrecognized compensation cost related to nonvested, share-based compensation was 13,832, which the Company expects to recognize over a weighted-average period of 2.6 years.
Stock compensation expense attributable to all of the Company's equity awards was $4,935, $5,894 and $6,342 for fiscal years 2024, 2023 and 2022, respectively, is included in general and administrative expense in the Company's consolidated statements of operations and comprehensive (loss) income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities. During fiscal years 2024, 2023 and 2022, the Company withheld 33,877, 54,909 and 27,420 shares at an aggregate cost of $1,489, $3,135 and $2,058, respectively, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements for employee share-based equity awards that have vested.
16. Net (Loss) Earnings Per Share
Basic net (loss) income per share of Class A Common Stock is computed by dividing net (loss) income attributable to the Company's earnings by the weighted average number of shares of Class A Common Stock outstanding during the period. The weighted average number of shares of Class A Common Stock outstanding used in computing basic net (loss) income per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common shareholders through receipt of additional units of equivalent value to the dividends paid to Class A Common Stock holders.
Diluted net (loss) income per share of Class A Common Stock is computed similarly to basic net (loss) income per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
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
Basic and diluted net (loss) income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2024	2023	2022
Basic:
Net (loss) income attributable to Malibu Boats, Inc.	$(55,912)	$104,513	$157,632
Shares used in computing basic net (loss) income per share:
Weighted-average Class A Common Stock	20,167,169	20,245,980	20,511,571
Weighted-average participating restricted stock units convertible into Class A Common Stock	272,280	255,864	237,666
Basic weighted-average shares outstanding	20,439,449	20,501,844	20,749,237
Basic net (loss) income per share	$(2.74)	$5.10	$7.60

Diluted:
Net (loss) income attributable to Malibu Boats, Inc.	$(55,912)	$104,513	$157,632
Shares used in computing diluted net (loss) income per share:
Basic weighted-average shares outstanding	20,439,449	20,501,844	20,749,237
Restricted stock units granted to employees	—	66,954	116,874
Weighted-average stock options convertible into Class A Common Stock	—	12,707	47,525
Weighted-average market performance awards convertible into Class A Common Stock	—	59,668	72,620
Diluted weighted-average shares outstanding [1]	20,439,449	20,641,173	20,986,256
Diluted net (loss) income per share	$(2.74)	$5.06	$7.51
1 The Company excluded 612,277, 516,205, and 686,178 potentially dilutive shares from the calculation of diluted net (loss) income per share for the fiscal year ended June 30, 2024, 2023, and 2022, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net (loss) income per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $367,950 and $385,448 as of June 30, 2024 and 2023, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive (loss) income. For fiscal year 2024, the company repurchased 17 units under repurchase agreements. Additionally, during the period from July 1, 2024 to August 29, 2024, we repurchased 19 units totaling

$2.5 million subject to the Company's repurchase agreement with M&T Bank, the lender under the floor financing plan for Tommy's Boats. With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell the remaining inventory as part of liquidation sales that are ongoing. We have been in discussions with the trustee regarding the inventory being liquidated. For fiscal year 2023 and 2022, the Company did not repurchase any units under its repurchase agreements. The Company did not carry a reserve for repurchases as of June 30, 2024 and 2023, respectively.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's consolidated balance sheets. As of June 30, 2024 and 2023, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of June 30, 2024 that will have a material adverse impact on the Company's results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2024 or June 30, 2023 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of June 30, 2024, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgement, which precludes Chubb from apportioning liability to Starr. The Company intends to vigorously pursue its claims against Chubb to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.

Tommy's Boats and Matthew Borisch
On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats is seeking monetary damages. Boats LLC has taken possession of 19 new model year 2024 boats according to a repurchase agreement with M&T Bank, the floor financing lender to Tommy’s Boats. On July 3, 2024, the trustee appointed in the Chapter 11 bankruptcy cases for Tommy's Boats voluntarily dismissed without prejudice the claims filed by Tommy's Boats. Pursuant to an order of the bankruptcy court, the Company has agreed to cooperate in good faith to mediate with the Chapter 11 trustee. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against MBI, Boats LLC, and Jack Springer in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00339), alleging similar allegations to those of the dismissed complaint against MBI and Boats LLC filed by Tommy’s Boats. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
Securities Class Action Lawsuit
On April 29, 2024, stockholder Seongjae Yoon, individually and on behalf of all others similarly situated, (the “Securities Plaintiff”) filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). The complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by the Company related to its business, operations, and prospects during the period from November 4, 2022 through April 11, 2024. The complaint alleges, among other things, that the Company violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that any positive statements made during the class period about the Company's business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The Company intends to vigorously defend itself against claims alleged in this securities class action. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
Customer Class Action Lawsuit
On May 31, 2024, a customer filed a class action complaint against MBI and Boats LLC in the United States District Court for the District of Delaware. (Case 1:24-cv-00648). The complaint, which purports to be filed on behalf of a nationwide class of customers, alleges violation of common law, the Magnusson-Moss Warranty Act, breach of express warranty, breach of implied warranty, and violation of California’s Consumer Legal Remedies Act based on guidance issued to customers of certain older model boats related to riding in the bow area of those boats. The Company intends to vigorously defend itself. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
18. Related Party Transactions
As of June 30, 2024, there were two non-employee members of the Company's board of directors that are also original shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2024, 2023 and 2022, $484, $409 and $385, respectively, was paid to these directors in both cash and equity for their services. Of the amount paid, zero and $74 was a prepayment for services through the 2024 and 2023 annual meetings for both of the years ended June 30, 2024 and 2023, respectively.
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

The following table presents financial information for the Company’s reportable segments for the fiscal years ended June 30, 2024, 2023, and 2022.

Fiscal Year Ended June 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$279,131	$327,542	$222,362	$829,035
Depreciation and amortization	9,714	13,814	9,461	32,989
Net (loss) income before (benefit) provision for income taxes	(11,589)	(62,208)	16,012	(57,785)
Capital expenditures	3,504	11,378	61,080	75,962
Long-lived assets	71,980	226,067	173,418	471,465
Total assets	$122,707	$350,063	$266,854	$739,624

Fiscal Year Ended June 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$636,247	$449,156	$302,962	$1,388,365
Depreciation and amortization	8,974	11,918	7,828	28,720
Net income before provision for income taxes	40,157	57,748	43,586	141,491
Capital expenditures	27,660	22,027	5,153	54,840
Long-lived assets	88,060	317,514	121,253	526,827
Total assets	$249,447	$432,806	$243,671	$925,924

Fiscal Year Ended June 30, 2022
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$607,543	$341,930	$265,404	$1,214,877
Depreciation and amortization	8,398	10,880	7,044	26,322
Net income before provision for income taxes	137,133	34,049	38,783	209,965
Capital expenditures	22,072	26,806	6,186	55,064
Long-lived assets	68,739	307,057	124,030	499,826
Total assets	$264,551	$384,684	$202,091	$851,326

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Report of Management on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Management's report is included in the Company's 2024 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2024 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2024, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements and Policies.
The Company has an insider trading policy and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.
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
Item 15.     Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended June 30, 2024, 2023, and 2022.
•Consolidated Balance Sheets as of June 30, 2024 and 2023.
•Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2024, 2023, and 2022.
•Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024, 2023, and 2022.
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

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Malibu Boats, Inc.	S-1	333-192862	3.1	January 8, 2014
3.2	Bylaws of Malibu Boats, Inc.	10-Q	001-36290	3.2	February 7, 2023
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1++	Description of Class A Common Stock
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014

4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
10.1	Third Amended and Restated Credit Agreement, dated July 8, 2022, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and Truist Bank, as administrative agent, as issuing bank and as swingline lender	8-K	001-36290	10.1	July 12, 2022
10.2	Third Amended and Restated Security Agreement, dated July 8, 2022, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and Truist Bank, as administrative agent	8-K	001-36290	10.2	July 12, 2022
10.3*	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014	8-K	001-36290	10.7	February 6, 2014
10.4*	Employment Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 5, 2014	8-K	001-36290	10.8	February 6, 2014
10.5*	Long-Term Incentive Plan	S-1	333-192862	10.15	January 8, 2014
10.6*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan	8-K	001-36290	10.2	June 27, 2014
10.7*	Form of Stock Option Agreement for Long-Term Incentive Plan	10-K	001-36290	10.12	September 8, 2017
10.8*	Form of Restricted Stock Agreement for Long-Term Incentive Plan	10-K	001-36290	10.13	September 8, 2017
10.9*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive)	10-K	001-36290	10.14	September 8, 2017
10.10*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive)	10-K	001-36290	10.15	September 8, 2017
10.11*	Form of Indemnification Agreement	S-1	333-192862	10.19	December 13, 2013
10.12*	Director Compensation Policy	10-K	001-36290	10.14	August 25, 2022
10.13*	Form of Time and Performance Based Restricted Stock Award Agreement (executive)	10-Q	001-36290	10.1	February 6, 2020
10.14	Confidential General Release and Settlement Agreement, dated June 30, 2023, by and among the Batchelder Plaintiffs, Malibu Boats, Inc. and Malibu Boats, LLC	8-K	001-36290	10.1	July 3, 2023
10.15	Employment Agreement by and between Bruce Beckman and Malibu Boats, Inc., dated November 7, 2023	8-K	001-36290	10.3	November 8, 2023
10.16	Transition, Release and Consulting Agreement by and between Malibu Boats, Inc. and Jack Springer, dated February 19, 2024	8-K	001-36290	10.1	February 20, 2024
10.17	Restricted Stock Unit Award Agreement, dated as of February 20, 2024, between Malibu Boats, Inc. and Ritchie L. Anderson	10-Q	001-36290	10.3	May 2, 2024
10.18*++	Employment Agreement by and between Malibu Boats, Inc. and Steven Menneto, dated July 18, 2024
19.1++	Malibu Boats Inc. Insider Trading Policy
21.1++	Subsidiaries of Malibu Boats, Inc.
23.1++	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.

31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of the Chief Executive Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1++	Malibu Boats Inc. Clawback Policy
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 were formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
++    Filed herewith

Item 16.     Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MALIBU BOATS, INC.

August 29, 2024	/s/ Steven D. Menneto
Steven D. Menneto
Chief Executive Officer (Principal Executive Officer)

August 29, 2024	/s/ Bruce W. Beckman
Bruce W. Beckman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven D. Menneto		August 29, 2024
Steven D. Menneto	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Bruce W. Beckman		August 29, 2024
Bruce W. Beckman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Michael K. Hooks		August 29, 2024
Michael K. Hooks	Chairman of the Board and Director
/s/ James R. Buch		August 29, 2024
James R. Buch	Director
/s/ Ivar S. Chhina		August 29, 2024
Ivar S. Chhina	Director
/s/ Michael J. Connolly		August 29, 2024
Michael J. Connolly	Director
/s/ Mark W. Lanigan		August 29, 2024
Mark W. Lanigan	Director
/s/ Joan M. Lewis		August 29, 2024
Joan M. Lewis	Director
/s/ Peter E. Murphy		August 29, 2024
Peter E. Murphy	Director
/s/ John E. Stokely		August 29, 2024
John E. Stokely	Director
/s/ Nancy M. Taylor		August 29, 2024
Nancy M. Taylor	Director