Form 10-Q
period 2024-09-30
MALIBU BOATS, INC.
filed 2024-10-31
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of October 28, 2024:	19,715,202	shares
Class B Common Stock, par value $0.01, outstanding as of October 28, 2024:	12	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, our business strategy and plans, our prospective products or products under development, our vertical integration initiatives, our acquisition strategy and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our large fixed cost base; our ability to execute our manufacturing strategy; our ability to accurately forecast demand for our products; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components; our reliance on certain suppliers for our engines and outboard motors; climate events in areas where we operate; our ability to meet our manufacturing workforce needs; our dependence on key management employees; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; our ability to protect our intellectual property; compromises or disruptions to our network and information systems; risks inherent in operating in foreign jurisdictions; general economic conditions; the continued strength and positive perception of our brands; the sale of boats previously held in inventory by our former dealer, Tommy’s Boats; increased consumer preference for used boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; the seasonality of our business; competition within our industry and with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and heightened interest rates; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names and other long-lived assets; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our obligation to make certain payments under a tax receivable agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on August 29, 2024, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2024	2023
Net sales	$171,580	$255,830
Cost of sales	143,371	199,036
Gross profit	28,209	56,794
Operating expenses:
Selling and marketing	4,864	5,752
General and administrative	27,240	20,705
Amortization	1,716	1,715
Operating (loss) income	(5,611)	28,622
Other expense (income), net:
Other income, net	(10)	(10)
Interest expense	396	884
Other expense, net	386	874
(Loss) income before (benefit) provision for income taxes	(5,997)	27,748
(Benefit) provision for income taxes	(850)	6,978
Net (loss) income	(5,147)	20,770
Net (loss) income attributable to non-controlling interest	(99)	511
Net (loss) income attributable to Malibu Boats, Inc.	$(5,048)	$20,259

Comprehensive (loss) income:
Net (loss) income	$(5,147)	$20,770
Other comprehensive income (loss):
Change in cumulative translation adjustment	968	(751)
Other comprehensive income (loss)	968	(751)
Comprehensive (loss) income	(4,179)	20,019
Less: comprehensive (loss) income attributable to non-controlling interest, net of tax	(80)	493
Comprehensive (loss) income attributable to Malibu Boats, Inc., net of tax	$(4,099)	$19,526

Weighted-average shares outstanding used in computing net (loss) income per share:
Basic	20,025,742	20,586,487
Diluted	20,025,742	20,684,230
Net (loss) income available to Class A Common Stock per share:
Basic	$(0.25)	$0.98
Diluted	$(0.25)	$0.98

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2024	June 30, 2024
Assets
Current assets
Cash	$27,659	$26,945
Trade receivables, net	34,767	23,141
Inventories, net	146,872	145,573
Prepaid expenses and other current assets	12,280	6,470
Total current assets	221,578	202,129
Property, plant and equipment, net	245,492	244,601
Goodwill	51,645	51,415
Other intangible assets, net	173,760	175,449
Deferred tax assets	59,312	58,097
Other assets	7,350	7,933
Total assets	$759,137	$739,624
Liabilities
Current liabilities
Accounts payable	$31,609	$19,152
Accrued expenses	110,892	119,430
Income taxes and tax distribution payable	260	4
Total current liabilities	142,761	138,586
Deferred tax liabilities	17,773	17,661
Other liabilities	7,619	8,045
Payable pursuant to tax receivable agreement	40,613	40,613
Long-term debt	28,000	—
Total liabilities	236,766	204,905
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,882,630 shares issued and outstanding as of September 30, 2024; 20,181,542 issued and outstanding as of June 30, 2024	197	200
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of September 30, 2024 and June 30, 2024	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and June 30, 2024	—	—
Additional paid in capital	56,041	64,222
Accumulated other comprehensive loss, net of tax	(3,230)	(4,198)
Accumulated earnings	464,737	469,785
Total stockholders' equity attributable to Malibu Boats, Inc.	517,745	530,009
Non-controlling interest	4,626	4,710
Total stockholders’ equity	522,371	534,719
Total liabilities and stockholders' equity	$759,137	$739,624
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20,182	$200	12	$—	$64,222	$(4,198)	$469,785	$4,710	$534,719
Net loss	—	—	—	—	—	—	(5,048)	(99)	(5,147)
Stock based compensation, net of withholding taxes on vested equity awards	(21)	—	—	—	1,869	—	—	—	1,869
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(278)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	968	—	15	983
Balance at September 30, 2024	19,883	$197	12	$—	$56,041	$(3,230)	$464,737	$4,626	$522,371

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	20,603	$204	12	$—	$86,321	$(4,340)	$525,697	$7,871	$615,753
Net income	—	—	—	—	—	—	20,259	511	20,770
Stock based compensation, net of withholding taxes on vested equity awards	—	—	—	—	1,443	—	—	—	1,443
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(199)	(2)	—	—	(9,617)	—	—	—	(9,619)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(751)	—	(17)	(768)
Balance at September 30, 2023	20,404	$202	12	$—	$78,194	$(5,091)	$545,956	$8,251	$627,512

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2024	2023
Operating activities:
Net (loss) income	$(5,147)	$20,770
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash compensation expense	1,900	1,460
Non-cash compensation to directors	47	297
Depreciation	7,374	6,324
Amortization	1,716	1,715
Deferred income taxes	(1,092)	4,199
Other items, net	605	533
Change in operating assets and liabilities:
Trade receivables	(11,626)	3,501
Inventories	(1,009)	(3,217)
Prepaid expenses and other assets	(6,559)	(4,549)
Accounts payable	13,429	(1,995)
Income taxes payable	917	675
Accrued expenses	(8,516)	(77,650)
Other liabilities	(441)	(474)
Net cash used in operating activities	(8,402)	(48,411)
Investing activities:
Purchases of property and equipment	(8,626)	(39,527)
Net cash used in investing activities	(8,626)	(39,527)
Financing activities:
Proceeds from revolving credit facility	38,000	75,000
Payments on revolving credit facility	(10,000)	(10,000)
Cash paid for withholding taxes on vested restricted stock	(16)	—
Distributions to non-controlling LLC Unit holders	—	(776)
Repurchase and retirement of Class A Common Stock	(10,471)	(9,619)
Net cash provided by financing activities	17,513	54,605
Effect of exchange rate changes on cash	229	(142)
Changes in cash	714	(33,475)
Cash—Beginning of period	26,945	78,937
Cash—End of period	$27,659	$45,462

Supplemental cash flow information:
Cash paid for interest	$493	$95
Cash paid for income taxes	137	579

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu and subsidiaries for the year ended June 30, 2024, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Units and shares are presented as whole numbers while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$50,421	$64,437	$49,560	$164,418
Part and other sales	5,598	314	1,250	7,162
Net Sales	$56,019	$64,751	$50,810	$171,580

Revenue by geography:
North America	$50,175	$60,850	$48,217	$159,242
International	5,844	3,901	2,593	12,338
Net Sales	$56,019	$64,751	$50,810	$171,580

	Three Months Ended September 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$99,439	$92,252	$57,104	$248,795
Part and other sales	5,566	370	1,099	7,035
Net Sales	$105,005	$92,622	$58,203	$255,830

Revenue by geography:
North America	$97,055	$91,865	$57,456	$246,376
International	7,950	757	747	9,454
Net Sales	$105,005	$92,622	$58,203	$255,830
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
3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statements of operations and comprehensive (loss) income represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of September 30, 2024		As of June 30, 2024
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	321,419	1.6%	321,419	1.6%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,882,630	98.4%	20,181,542	98.4%
	20,204,049	100.0%	20,502,961	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2024, the Company caused the LLC to issue a total of 1,550 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. Long-Term Incentive Plan (the "Incentive Plan"). During the three months ended September 30, 2024, 463 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and 21,514 LLC Units were canceled in connection with stock awards with a performance condition that was deemed to not be achieved. In connection with the cancellation of LLC Units described above, an equivalent 21,514 treasury shares were retired in accordance with the LLC Agreement. Also during the three months ended September 30, 2024, 278,485 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 278,485 shares under the Company's stock repurchase program that expires on November 8, 2024.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2024 and June 30, 2024, respectively, tax distributions payable to non-controlling LLC Unit holders were $0. During the three months ended September 30, 2024 and 2023, tax distributions paid to the non-controlling LLC Unit holders were $0 and $776, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

4. Inventories
Inventories, net consisted of the following:

	As of September 30, 2024	As of June 30, 2024
Raw materials	$100,052	$107,245
Work in progress	29,095	20,683
Finished goods	17,725	16,392
Inventory subject to return[1]	—	1,253
Total inventories	$146,872	$145,573
(1)    Represents accrual related to Tommy's Boats. See Note 15 of our condensed consolidated financial statements included elsewhere in this report.
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2024	As of June 30, 2024
Land	$4,890	$4,890
Building and leasehold improvements	171,073	170,958
Machinery and equipment	124,159	118,123
Furniture and fixtures	15,473	15,466
Construction in process	42,386	43,511
	357,981	352,948
Less: Accumulated depreciation	(112,489)	(108,347)
Property, plant and equipment, net	$245,492	$244,601
Depreciation expense was $7,374 and $6,324 for the three months ended September 30, 2024 and 2023, respectively, substantially all of which was recorded in cost of sales.

6. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the three months ended September 30, 2024 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2024[1]	$12,099	$19,525	$19,791	$51,415
Effect of foreign currency changes on goodwill	230	—	—	230
Balance as of September 30, 2024	$12,329	$19,525	$19,791	$51,645
(1)    Net of accumulated impairment losses of $49,189 in our Saltwater Fishing segment.
The components of other intangible assets were as follows:

	As of September 30, 2024	As of June 30, 2024	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,816	$131,735	15-20	14.4
Patent	2,600	2,600	15	7.8
Trade name	100	100	15	5.7
Non-compete agreement	48	47	10	0.1
Total	134,564	134,482
Less: Accumulated amortization	(39,804)	(38,033)
Total definite-lived intangible assets, net	94,760	96,449
Indefinite-lived intangible:
Trade name	79,000	118,200
Less: Impairment charge	—	(39,200)
Total other intangible assets, net	$173,760	$175,449
Amortization expense recognized on all amortizable intangibles was $1,716 and $1,715 for the three months ended September 30, 2024 and 2023, respectively.
Estimated future amortization expenses as of September 30, 2024 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2025	$5,099
2026	6,808
2027	6,808
2028	6,808
2029	6,808
2030 and thereafter	62,429
$94,760

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2024	As of June 30, 2024
Warranties	$36,577	$37,967
Dealer incentives	12,207	28,911
Accrued compensation	17,350	13,791
Current operating lease liabilities	2,101	2,177
Accrued legal and professional fees	27,879	22,467
Customer deposits	4,691	4,270
Government grant	5,511	5,867
Other accrued expenses	4,576	3,980
Total accrued expenses	$110,892	$119,430
Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. Additionally, accrued legal and professional fees includes approximately $3,500 related to the settlement agreement with Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth LLC and its affiliate debtors, which agreement is subject to approval by the United States Bankruptcy Court of the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). For more information, refer to Note 15 of our condensed consolidated financial statements included elsewhere in this report.
Government grant includes approximately $5,511 related to an Economic Development Grant paid by the State of Tennessee in relation to the purchase of the Roane County property purchase and related improvements. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
8. Product Warranties
The Company's Malibu and Axis brand boats have a limited warranty for a period up to five years. The Company's Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount and (2) a five-year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gel coat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gel coat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of three years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company’s warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2024	2023
Beginning balance	$37,967	$41,709
Add: Warranty expense	5,763	6,414
Less: Warranty claims paid	(7,153)	(6,526)
Ending balance	$36,577	$41,597
9. Financing
Outstanding debt consisted of the following:

	As of September 30, 2024	As of June 30, 2024
Term loan	$—	$—
Revolving credit loan	28,000	—
Total debt	28,000	—
Less current maturities	—	—
Long-term debt less current maturities	$28,000	$—
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of September 30, 2024, Boats LLC had $28,000 outstanding under its revolving credit facility and $1,728 in outstanding letters of credit, with $320,272 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of September 30, 2024, the interest rate on the Company’s revolving credit facility was 8.25%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of September 30, 2024, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of September 30, 2024	As of June 30, 2024
Assets
Right-of-use assets	Other assets	$6,363	$6,883

Liabilities
Current operating lease liabilities	Accrued expenses	$2,101	$2,177
Long-term operating lease liabilities	Other liabilities	5,243	5,763
Total lease liabilities		$7,344	$7,940

Classification		Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease costs (1)	Cost of sales	$567	$705
	Selling and marketing, and general and administrative	193	240

Sublease income	Other income, net	(10)	(10)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	667	664
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.

The weighted-average remaining lease term as of September 30, 2024 and 2023 was 3.39 years and 4.34 years, respectively. As of September 30, 2024 and 2023, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 3.67% and 3.69%, respectively.
Future annual minimum lease payments for the following fiscal years as of September 30, 2024 are as follows:

Amount
Remainder of 2025	$1,757
2026	2,274
2027	2,258
2028	1,506
2029	1
2030 and thereafter	—
Total	7,796
Less: imputed interest	(452)
Present value of lease liabilities	$7,344
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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of September 30, 2024	As of June 30, 2024
Beginning fiscal year balance	$40,613	$43,465
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	1,320
Adjustment for change in estimated state tax rate or benefits	—	36
Payments under tax receivable agreement	—	(4,208)
	40,613	40,613
Less: current portion under tax receivable agreement	—	—
Ending balance	$40,613	$40,613
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
As of September 30, 2024 and June 30, 2024, the Company recorded deferred tax assets $120,015 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated once net operating losses are utilized and there is sufficient taxable income.
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
As of September 30, 2024 and June 30, 2024, the Company maintained a total valuation allowance of $17,349 and $17,355, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax benefit for the three months ended September 30, 2024 relating to the Inflation Reduction Act.
For the three months ended September 30, 2024 and 2023, the Company's effective tax rate was 14.2% and 25.1%, respectively. For the three months ended September 30, 2024, the Company's effective tax rate was reduced by deferred tax impacts of pre-tax losses and U.S. state taxes. For the three months ended September 30, 2023, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended September 30, 2023, the increase in the effective tax rate over the statutory federal income tax rate was partially offset by the foreign derived intangible income deduction.
13. Stock-Based Compensation
The Company adopted a Long Term Incentive Plan (the "Incentive Plan") which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of September 30, 2024, 11,069 shares remain available for future issuance under the long term incentive plan.
On August 5, 2024, under the Incentive Plan, Malibu Boats, Inc. granted two awards to its newly-appointed Chief Executive Officer. The two service-based stock awards include 44,064 units that will vest in equal installments over three years and 14,363 units that will vest in one year. The combined grant date fair value of these awards was $2,047 based on a stock price of $35.04 per share on the date of grant.
The following is a summary of the changes in the Company's stock options for the three months ended September 30, 2024:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2024	17,973	$37.55
Options granted	—	—
Options exercised	—	—
Outstanding options as of September 30, 2024	17,973	$37.55
Exercisable as of September 30, 2024	17,973	$37.55
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2024:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2024	519,106	$50.08
Granted	59,757	35.04
Vested	(2,880)	39.31
Forfeited	(26,026)	70.07
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2024	549,957	$47.56
Stock-based compensation expense attributable to the Company's share-based equity awards was $1,900 and $1,460 for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense attributed to share-based equity awards issued under the Incentive Plan is recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive (loss) income. Awards vesting during the three months ended September 30, 2024 include 1,330 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Basic and diluted net (loss) income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2024	2023
Basic:
Net (loss) income attributable to Malibu Boats, Inc.	$(5,048)	$20,259
Shares used in computing basic net (loss) income per share:
Weighted-average Class A Common Stock	19,747,549	20,322,239
Weighted-average participating restricted stock units convertible into Class A Common Stock	278,193	264,248
Basic weighted-average shares outstanding	20,025,742	20,586,487
Basic net (loss) income per share	$(0.25)	$0.98

Diluted:
Net (loss) income attributable to Malibu Boats, Inc.	$(5,048)	$20,259
Shares used in computing diluted net (loss) income per share:
Basic weighted-average shares outstanding	20,025,742	20,586,487
Restricted stock units granted to employees	—	65,118
Stock options granted to employees	—	5,409
Market performance awards granted to employees	—	27,216
Diluted weighted-average shares outstanding [1]	20,025,742	20,684,230
Diluted net (loss) income per share	$(0.25)	$0.98
1 The Company excluded 691,159 and 470,262 potentially dilutive shares from the calculation of diluted net (loss) income per share for the three months ended September 30, 2024 and 2023, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net (loss) income per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $317,397 and $367,950 as of September 30, 2024 and June 30, 2024, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive (loss) income. During the three months ended September 30, 2024, the Company repurchased 19 units totaling $2.5 million subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor financing plan for Tommy's Boats. This repurchase was reflected in the Company's June 30, 2024 consolidated financial statements and these boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats not subject to the Repurchase Agreement, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth, LLC and its affiliate debtors (the “Debtors”) in the jointly administered Chapter 11 Cases No. 24-90000 has retained Gordon Brothers to sell the remaining inventory as part of liquidation sales that are ongoing. During the three months ended September 30, 2023, there were no repurchases of any such inventory. As of September 30, 2024, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve as of September 30, 2024 consistent with June 30, 2024.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of September 30, 2024 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of September 30, 2024 that will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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
MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of September 30, 2024, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgement, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
Tommy's Boats and Matthew Borisch
On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats is seeking monetary damages. Boats LLC took possession of 19 new model year 2024 boats according to a repurchase agreement with M&T Bank, the floor financing lender to Tommy’s Boats. These boats were subsequently resold during the three months ended September 30, 2024. On July 3, 2024, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Boats voluntarily dismissed without prejudice the claims filed by Tommy's Boats. Pursuant to an order of the bankruptcy court, the Company agreed to cooperate in good faith to mediate with the Trustee. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against MBI, Boats LLC, and Jack Springer in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00339), alleging similar allegations to those of the dismissed complaint against MBI and Boats LLC filed by Tommy’s Boats. Mr. Borisch amended his complaint on October 29, 2024. On October 7, 2024, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the Trustee. Pursuant to the Settlement Agreement, upon the satisfaction of certain conditions, the Company agreed to pay the Tommy’s Boats’ estate $3.5 million in cash and the Company and the Trustee agreed to mutual releases of all outstanding claims between them. In addition, the settlement, is conditioned upon the Bankruptcy Court’s determining that Mr. Borisch’s claims in the Eastern District of Tennessee action (Case 3:24-cv-00339) belong to the Tommy’s Boats estates, and are therefore settled by the Settlement Agreement between the Trustee and Malibu, and that to enforce the automatic stay, Mr. Borisch must be enjoined from pursuing these claims or any other claims against MBI and Boats LLC that are property of the Tommy’s Boats estates. The Settlement Agreement is subject to approval by the Bankruptcy Court.
Securities Class Action Lawsuit
On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. On October 4, 2024, Lead Plaintiff filed an amended complaint which alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024. The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the class period about the Company's business, operations, and prospects were materially misleading. The Company intends to vigorously defend itself against claims alleged in this securities class action. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three months ended September 30, 2024, or (b) attributed assets equal to 10% of total assets as of September 30, 2024. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three months ended September 30, 2024 and 2023, respectively, and the Company’s financial position at September 30, 2024 and June 30, 2024, respectively:

	Three Months Ended September 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$56,019	$64,751	$50,810	$171,580
(Loss) income before (benefit) provision for income taxes	$(10,072)	$1,810	$2,265	$(5,997)

	Three Months Ended September 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Net sales	$105,005	$92,622	$58,203	$255,830
Income before provision for income taxes	$11,937	$8,995	$6,816	$27,748

	As of September 30, 2024	As of June 30, 2024
Assets
Malibu	$131,769	$122,707
Saltwater Fishing	356,633	350,063
Cobalt	270,735	266,854
Total assets	$759,137	$739,624

17. Subsequent Events
On October 23, 2024, at the Company’s annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), as described in the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 19, 2024 to replace the Incentive Plan effective as of the date of stockholder approval. The Company’s Board of Directors approved the 2024 Plan on September 11, 2024, subject to stockholder approval. The Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the Incentive Plan and outstanding as of the date of the Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock unit awards under the Incentive Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan.

On October 23, 2024, the Company's Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of its Class A Common Stock and the LLC's LLC Units (the “2024 Repurchase Program”) for the period from November 8, 2024 to June 30, 2025. The Company intends to fund repurchases under the 2024 Repurchase Program from cash on hand.

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

		% of Net Sales
Segment	Brands	Three Months Ended September 30, 2024	Fiscal year ended June 30, 2024
Malibu	Malibu	32.6%	33.7%
	Axis

Saltwater Fishing	Pursuit	37.7%	39.5%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	29.6%	26.8%

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of September 30, 2024, we are the market leader in the United States in the performance sport boat category through our Malibu and Axis boat brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.

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
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of September 30, 2024, we are the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of June 30, 2024, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year 2024 and the first fiscal quarter of 2025, OneWater Marine, Inc. In fiscal year 2023, we had two dealers that represented more than 10% of our consolidated net sales, OneWater Marine, Inc. and Tommy's Boats. During fiscal year 2024, we informed Tommy's Boats that we would not be renewing any of their dealer agreements that had expired as of June 30, 2023 and we terminated two dealer agreements in Texas that had not expired. Tommy's subsequently filed for bankruptcy protection and is in the process of liquidating its inventory. We have since entered into dealer agreements with dealers in 14 of the 15 markets previously served by Tommy's Boats. As of September 30, 2024, we believe fewer than 40 of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats. During the three months ended September 30, 2024, we repurchased 19 of those boats that were subject to our repurchase agreement with M&T Bank, the floor plan financing lender for Tommy's Boats. This repurchase was reflected in our June 30, 2024 consolidated financial statements and these boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell remaining inventory as part of liquidation that are currently ongoing.
On a consolidated basis, we achieved first quarter fiscal 2025 net sales, gross profit, net (loss) income and Adjusted EBITDA of $171.6 million, $28.2 million, $(5.1) million and $9.9 million, respectively, compared to $255.8 million, $56.8 million, $20.8 million and $39.0 million, respectively, for the first quarter of fiscal 2024. For the first quarter of fiscal 2025, net sales decreased 32.9%, gross profit decreased 50.3%, net (loss) income decreased 124.8% and Adjusted EBITDA decreased 74.6% as compared to the first quarter of fiscal 2024. For the definition of Adjusted EBITDA and a reconciliation to net (loss) income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
The recreational power boat industry continues to be challenged by macro-economic factors, including high interest rates, that have taken many interest rate sensitive buyers out of the market. Additionally, COVID related demand fluctuations and supply disruptions have dramatically impacted dealer inventory levels over the past couple of years. In fiscal 2023, the restocking of dealer inventories coincided with a larger than expected drop in consumer demand caused dealer inventories to exceed historical levels. We took actions in fiscal 2024 to reduce production and increase promotional support to reduce dealer inventories.
Current dealer inventory levels are now back to historical seasonal levels across all of our segments due to our actions, in particular at the end of the last model year. Due to high dealer flooring costs and a continued soft retail environment, we expect our dealers to reduce their inventories further in fiscal 2025. Additionally, we expect the retail market to continue to decline in fiscal 2025, albeit at a slower rate than fiscal 2024.
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
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network, our ability to offer dealer financing and incentives and our vertical integration efforts. We discuss each of these factors in more detail under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations” in our Form 10-K for the year ended June 30, 2024. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
Net (Loss) Income Attributable to Non-controlling Interest
As of each of September 30, 2024 and 2023, we had a 98.4% and a 97.8%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net (loss) income attributable to non-controlling interest represents the portion of net (loss) income attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2024		2023
	$	% Revenue	$	% Revenue
Net sales	171,580	100.0%	255,830	100.0%
Cost of sales	143,371	83.6%	199,036	77.8%
Gross profit	28,209	16.4%	56,794	22.2%
Operating expenses:
Selling and marketing	4,864	2.8%	5,752	2.2%
General and administrative	27,240	15.9%	20,705	8.1%
Amortization	1,716	1.0%	1,715	0.7%
Operating (loss) income	(5,611)	(3.3)%	28,622	11.2%
Other expense, net:
Other (income), net	(10)	—%	(10)	—%
Interest expense	396	0.2%	884	0.4%
Other expense, net	386	0.2%	874	0.4%
(Loss) income before (benefit) provision for income taxes	(5,997)	(3.5)%	27,748	10.8%
(Benefit) provision for income taxes	(850)	(0.5)%	6,978	2.7%
Net (loss) income	(5,147)	(3.0)%	20,770	8.1%
Net (loss) income attributable to non-controlling interest	(99)	(0.1)%	511	0.2%
Net (loss) income attributable to Malibu Boats, Inc.	(5,048)	(2.9)%	20,259	7.9%

	Three Months Ended September 30,
	2024		2023
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	384	37.5%	804	47.3%
Saltwater Fishing	300	29.3%	491	29.0%
Cobalt	340	33.2%	403	23.7%
Total units	1,024	100.0%	1,698	100.0%

Net sales per unit	$167,559		$150,665
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Net Sales
Net sales for the three months ended September 30, 2024 decreased $84.3 million, or 32.9%, to $171.6 million as compared to the three months ended September 30, 2023. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased wholesale shipments, partially offset by a favorable model mix in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases. Unit volume for the three months ended September 30, 2024, decreased 674 units, or 39.7%, to 1,024 units as compared to the three months ended

September 30, 2023. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity and our dealers' desire to hold less inventory.
Net sales attributable to our Malibu segment decreased $49.0 million, or 46.7%, to $56.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Unit volumes attributable to our Malibu segment decreased 420 units for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $27.9 million, or 30.1%, to $64.8 million, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Unit volumes attributable to our Saltwater Fishing segment decreased 191 units for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by inflation-driven year-over-year price increases and a favorable model mix.
Net sales attributable to our Cobalt segment decreased $7.4 million, or 12.7%, to $50.8 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Unit volumes attributable to Cobalt decreased 63 units for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven primarily by a decrease in units, partially offset by inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 11.2% to $167,559 per unit for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in overall consolidated net sales per unit was driven primarily by favorable model mix in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases. Net sales per unit for our Malibu segment increased 11.7% to $145,883 per unit for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven by favorable model mix, inflation-driven year-over-year price increases and non-boat related customer service parts sales. Net sales per unit for our Saltwater Fishing segment increased 14.4% to $215,837 per unit for the three months ended September 30, 2024 driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased dealer incentive costs. Net sales per unit for our Cobalt segment increased 3.5% to $149,441 per unit for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven by inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended September 30, 2024 decreased $55.7 million, or 28.0%, to $143.4 million as compared to the three months ended September 30, 2023. The decrease in cost of sales was primarily driven by a 32.9% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $5.3 million, $6.8 million and $2.6 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleverage, a model mix that corresponds to higher cost per unit in our Malibu and Saltwater Fishing segments and inflationary pressures.
Gross Profit
Gross profit for the three months ended September 30, 2024 decreased $28.6 million, or 50.3%, to $28.2 million compared to the three months ended September 30, 2023. The decrease in gross profit was driven primarily by lower net sales partially offset by decreased cost of sales for the reasons noted above. Gross margin for the three months ended September 30, 2024 decreased 580 basis points from 22.2% to 16.4% driven primarily by fixed cost deleverage due to lower sales and an increased mix of the Saltwater Fishing segment.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2024 decreased $0.9 million, or 15.4% to $4.9 million compared to the three months ended September 30, 2023. The decrease was driven primarily by a decrease in certain personnel expenses and marketing events. As a percentage of sales, selling and marketing expenses increased 60 basis points to 2.8% for the three months ended September 30, 2024 compared to 2.2% for the three months ended September 30, 2023. General and administrative expenses for the three months ended September 30, 2024 increased $6.5 million, or 31.6%, to $27.2 million as compared to the three months ended September 30, 2023 driven primarily by a $3.5 million legal settlement along with other related legal fees and increased stock compensation expense. As a percentage of sales, general and administrative expenses increased 780 basis points to 15.9% for the three months ended September 30, 2024 compared to 8.1% for the three months ended September 30, 2023. Amortization expense remained flat at $1.7 million for the three months ended September 30, 2024.
Other Expense, Net
Other expense, net for the three months ended September 30, 2024 decreased by $0.5 million, or 55.8% to $0.4 million, compared to the three months ended September 30, 2023. The decrease in other expense resulted primarily from decreased interest expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes for the three months ended September 30, 2024, decreased $7.8 million, or 112.2%, to $(0.9) million compared to the three months ended September 30, 2023. The decrease primarily resulted from decreased pre-tax earnings. For the three months ended September 30, 2024 and 2023, our effective tax rate of 14.2% and 25.1%, respectively. For the three months ended September 30, 2024, our effective tax rate was reduced by deferred tax impacts of pre-tax losses and U.S. state taxes. For the three months ended September 30, 2023, our effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended September 30, 2023, this increase in tax rate was partially offset by the benefit of the foreign derived intangible income deduction.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive (loss) income is computed by multiplying pre-tax (loss) income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2024 and 2023, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.6% and 2.2%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation, amortization, and non-cash, non-recurring or non-operating expenses, including certain professional fees, litigation settlements and non-cash compensation expense. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of net (loss) income as determined by GAAP. Management believes adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net (loss) income as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net (loss) income as determined in accordance with GAAP to Adjusted EBITDA and presentation of net (loss) income margin and Adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Net (loss) income	$(5,147)	$20,770
(Benefit) provision for income taxes	(850)	6,978
Interest expense	396	884
Depreciation	7,374	6,324
Amortization	1,716	1,715
Professional fees [1]	1,006	857
Litigation settlement [2]	3,500	—
Stock-based compensation expense [3]	1,900	1,460
Adjusted EBITDA	$9,895	$38,988
Net Sales	$171,580	$255,830
Net (Loss) Income Margin [4]	(3.0)%	8.1%
Adjusted EBITDA Margin [4]	5.8%	15.2%

(1)
For the three months ended September 30, 2024, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to the Batchelder matters for fiscal year 2025. For the three months ended September 30, 2023, represents legal and advisory fees related to product liability cases that were settled in June 2023.

(2)	Represents amount the Company has agreed to pay pursuant to a settlement agreement with Mark E. Andrews, the Trustee for Tommy's Fort Worth LLC and the Debtors. The settlement agreement remains subject to approval by the Bankruptcy Court.
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

Adjusted Fully Distributed Net Income
We define Adjusted Fully Distributed Net Income as net (loss) income attributable to Malibu Boats, Inc. (i) excluding income tax (benefit) expense, (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax (benefit) expense on fully distributed net (loss) income before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net (Loss) Income is a non-GAAP financial measure because it represents net (loss) income attributable to Malibu Boats, Inc., before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
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
Reconciliation of numerator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net (loss) income attributable to Malibu Boats, Inc.	$(5,048)	$20,259
(Benefit) provision for income taxes	(850)	6,978
Professional fees [1]	1,006	857
Acquisition and integration related expenses [2]	1,677	1,677
Stock-based compensation expense [3]	1,900	1,460
Litigation settlement [4]	3,500	—
Net (loss) income attributable to non-controlling interest [5]	(99)	511
Fully distributed net income before income taxes	2,086	31,742
Income tax expense on fully distributed income before income taxes [6]	511	7,777
Adjusted fully distributed net income	$1,575	$23,965

	Three Months Ended September 30,
	2024	2023
Reconciliation of denominator for net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net (loss) income per share:	20,025,742	20,586,487
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC Units held by non-controlling unit holders [7]	321,419	455,919
Weighted-average unvested restricted stock awards issued to management [8]	290,914	232,584
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	20,638,075	21,274,990
The following table shows the reconciliation of net (loss) income available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended September 30,
	2024	2023
Net (loss) income available to Class A Common Stock per share	$(0.25)	$0.98
Impact of adjustments:
(Benefit) provision for income taxes	(0.04)	0.34
Professional fees [1]	0.05	0.04
Acquisition and integration related expenses [2]	0.08	0.08
Stock-based compensation expense [3]	0.09	0.07
Litigation settlement [4]	0.17	—
Net (loss) income attributable to non-controlling interest [5]	—	0.02
Fully distributed net income per share before income taxes	0.10	1.53
Impact of income tax expense on fully distributed income before income taxes [6]	(0.03)	(0.38)
Impact of increased share count [9]	0.01	(0.02)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.08	$1.13

(1)
For the three months ended September 30, 2024, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to the Batchelder matters for fiscal year 2025. For the three months ended September 30, 2023, represents legal and advisory fees related to product liability cases that were settled in June 2023.

(2)	For the three months ended September 30, 2024 and 2023, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
(3)
Represents equity-based incentives awarded to certain of our employees under the Malibu Boats, Inc. Long-Term Incentive Plan and profit interests issued under the previously existing limited liability company agreement of the LLC. See Note 13 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

(4)	Represents amount the Company has agreed to pay pursuant to a settlement agreement with Mark E. Andrews, the Trustee for Tommy's Fort Worth LLC and the Debtors. The settlement agreement remains subject to approval by the Bankruptcy Court.
(5)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(6)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% and 24.3% of income before income taxes for the three and three months ended September 30, 2024 and 2023, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2025 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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
Capital Expenditures. For fiscal year 2024, we incurred approximately $76.0 million in capital expenditures primarily related to the purchase and completion of our Roane County, Tennessee facility as well as new models, capacity enhancements and vertical integration initiatives. We expect capital expenditures between $30.0 million and $35.0 million for fiscal year 2025, (of which we have incurred approximately $8.6 million through the first three months of fiscal year 2025), primarily for investments in new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Principal and Interest Payments. Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of September 30, 2024, we had $28.0 million outstanding under our revolving credit facility and $1.7 million in outstanding letters of credit, with $320.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after September 30, 2024, our interest payments would be approximately $2.3 million within the next 12 months based on the interest rate at September 30, 2024 of 8.25%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.3 million and our total committed lease payments are $7.8 million as of September 30, 2024. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2025. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of September 30, 2024, we had purchase orders in the amount of $69.1 million due within the next 12 months.
Return of Capital/Stock Repurchase Program. We previously announced that we intend to return capital of at least $10.0 million per quarter through May 2025 through either the repurchase of Class A Common Stock or through dividend payments. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends. During the three months ended September 30, 2024, we repurchased 278,485 shares of Class A Common Stock for $10.1 million in cash including related fees and expenses under our 2023 Repurchase Program. Our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. As of September 30, 2024, $72.6 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2023 Repurchase Program. On October 23, 2024, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 9, 2024 to June 30, 2025. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund repurchases under the repurchase program from cash on hand.
During fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We borrowed $75.0 million under the revolving credit facility to fund a portion of that payment. We maintain liability insurance applicable to the Batchelder-related matters with coverage up to $26.0 million. As of October 31, 2024, we had received approximately $21.0 million in insurance coverage proceeds, subject in certain cases to reservation of rights by the insurance carriers. We contend that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently and in bad faith, to settle covered claims within their available policy limits prior to trial. We intend to vigorously pursue our claims against our insurers to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, we cannot predict the outcome of such litigation.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Total cash (used in) provided by:
Operating activities	$(8,402)	$(48,411)
Investing activities	(8,626)	(39,527)
Financing activities	17,513	54,605
Impact of currency exchange rates on cash balances	229	(142)
Increase (Decrease) in cash	$714	$(33,475)
Operating Activities
Net cash used in operating activities was $8.4 million for the three months ended September 30, 2024, compared to net cash used in operating activities of $48.4 million for the three months ended September 30, 2023, a decrease of $40.0 million. The decrease in cash used in operating activities resulted from a net decrease in operating assets and liabilities of $69.9 million. This decrease was primarily driven by a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters during the three months ended September 30, 2023, offset by $21.0 million in insurance coverage proceeds received during the three months ended September 30, 2023 that are subject in certain cases to reservations of rights by the insurance carriers, as well as the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory. The increase in operating assets and liabilities was partially offset by a decrease of $29.9 million in net income (after consideration of non-cash items included in net (loss) income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $8.6 million for the three months ended September 30, 2024, compared to net cash used in investing activities of $39.5 million for the three months ended September 30, 2023, a decrease in net cash used of $30.9 million. The decrease in net cash used in investing activities for the three months ended September 30, 2024 was primarily related to decreased capital expenditures compared to the three months ended September 30, 2023.

Financing Activities
Net cash provided by financing activities was $17.5 million for the three months ended September 30, 2024 compared to net cash provided by financing activities of $54.6 million for the three months ended September 30, 2023, a decrease of $37.1 million. During the three months ended September 30, 2024, we borrowed $28.0 million, net of repayments, under our revolving credit facility and repurchased $10.5 million of our Class A Common Stock under our current stock repurchase program. During the three months ended September 30, 2023, we repaid $65.0 million, net of borrowings, under our revolving credit facility and repurchased $9.6 million of our Class A Common Stock under our prior stock repurchase program. We also paid $0.8 million in distributions to LLC Unit holders.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of September 30, 2024, the Company had $28.0 million outstanding under its revolving credit facility and $1.7 million in outstanding letters of credit, with $320.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the three months ended September 30, 2024, we repurchased 19 new model year 2024 units related to the ongoing bankruptcy with Tommy's Boats totaling $2.5 million. Pursuant to an order of the bankruptcy court, we have agreed to repurchase those boats that were the subject of a repurchase agreement with M&T Bank and that have not otherwise been sold to customers. This repurchase was reflected in the Company's June 30, 2024 consolidated financial statements and these boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats not subject to the repurchase agreement, the bankruptcy trustee has retained Gordon Brothers to sell the remaining inventory as part of liquidation sales that are ongoing. For fiscal year 2023, we did not repurchase any boats under our repurchase agreement. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 15 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
Critical Accounting Policies
As of September 30, 2024, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2024, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under this section entitled "Legal Proceedings" is incorporated by reference from Note 15 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
The pending lawsuits described in Note 15 of our unaudited interim consolidated financial statements and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcomes of the pending lawsuits and any other related lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.
Item 1A. Risk Factors
During the quarter ended September 30, 2024, other than as described below, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase programs during the quarter ended September 30, 2024 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1, 2024 through July 31, 2024	97,435	$35.49	97,435	$79,211
August 1, 2024 through August 31, 2024	98,312	34.98	98,312	75,739
September 1, 2024 through September 30, 2024	82,738	37.83	82,738	72,583
Total	278,485	$35.91	278,485	$72,583
(1) On October 26, 2023, our Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. During the three months ended September 30, 2024, we repurchased 278,485 shares of Class A Common Stock for $10.1 million in cash including related fees and expenses under our 2023 Repurchase Program. Our share repurchase programs do not obligate us to repurchase a minimum amount of shares. Under the programs, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Malibu Boats, Inc.	S-1	333-192862	3.1	January 8, 2014
3.2	Second Amended and Restated Bylaws of Malibu Boats, Inc.	8-K	001-36290	3.1	October 28, 2024
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1	Description of Class A Common Stock	10-K	001-36290	4.1	August 29, 2024
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
10.1*	Malibu Boats, Inc. 2024 Performance Incentive Plan	8-K	001-36290	10.1	October 28, 2024
31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
++    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 31, 2024	MALIBU BOATS, INC.

	By:	/s/ Steven D. Menneto
Steven D. Menneto, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Bruce W. Beckman
Bruce W. Beckman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)