Form 10-Q
period 2024-12-31
MALIBU BOATS, INC.
filed 2025-01-30
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of January 27, 2025:	19,635,294	shares
Class B Common Stock, par value $0.01, outstanding as of January 27, 2025:	12	shares

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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales	$200,280	$211,074	$371,860	$466,904
Cost of sales	162,862	173,599	306,233	372,635
Gross profit	37,418	37,475	65,627	94,269
Operating expenses:
Selling and marketing	5,985	5,610	10,849	11,362
General and administrative	26,545	15,440	53,785	36,145
Amortization	1,712	1,713	3,428	3,428
Operating income (loss)	3,176	14,712	(2,435)	43,334
Other expense (income), net:
Other income, net	(9)	(9)	(19)	(19)
Interest expense	585	671	981	1,555
Other expense, net	576	662	962	1,536
Income (loss) before provision (benefit) for income taxes	2,600	14,050	(3,397)	41,798
Provision (benefit) for income taxes	179	3,906	(671)	10,884
Net income (loss)	2,421	10,144	(2,726)	30,914
Net income (loss) attributable to non-controlling interest	58	263	(41)	774
Net income (loss) attributable to Malibu Boats, Inc.	$2,363	$9,881	$(2,685)	$30,140

Comprehensive (loss) income:
Net income (loss)	$2,421	$10,144	$(2,726)	$30,914
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(2,780)	1,427	(1,812)	676
Other comprehensive (loss) income	(2,780)	1,427	(1,812)	676
Comprehensive (loss) income	(359)	11,571	(4,538)	31,590
Less: comprehensive (loss) income attributable to non-controlling interest, net of tax	(9)	300	(89)	793
Comprehensive (loss) income attributable to Malibu Boats, Inc., net of tax	$(350)	$11,271	$(4,449)	$30,797

Weighted-average shares outstanding used in computing net income (loss) per share:
Basic	19,741,507	20,375,750	19,883,625	20,481,119
Diluted	19,804,384	20,450,204	19,883,625	20,567,218
Net income (loss) available to Class A Common Stock per share:
Basic	$0.12	$0.49	$(0.14)	$1.47
Diluted	$0.12	$0.49	$(0.14)	$1.47

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2024	June 30, 2024
Assets
Current assets
Cash	$35,118	$26,945
Trade receivables, net	16,387	23,141
Inventories	144,851	145,573
Prepaid expenses and other current assets	10,097	6,470
Total current assets	206,453	202,129
Property, plant and equipment, net	242,612	244,601
Goodwill	50,991	51,415
Other intangible assets, net	171,971	175,449
Deferred tax assets	58,279	58,097
Other assets	8,370	7,933
Total assets	$738,676	$739,624
Liabilities
Current liabilities
Accounts payable	28,891	19,152
Accrued expenses	106,370	119,430
Income taxes and tax distribution payable	309	4
Total current liabilities	135,570	138,586
Deferred tax liabilities	16,622	17,661
Other liabilities	8,469	8,045
Payable pursuant to tax receivable agreement	40,613	40,613
Long-term debt	23,000	—
Total liabilities	224,274	204,905
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,728,123 shares issued and outstanding as of December 31, 2024; 20,181,542 issued and outstanding as of June 30, 2024	196	200
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of December 31, 2024 and June 30, 2024	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and June 30, 2024	—	—
Additional paid in capital	48,475	64,222
Accumulated other comprehensive loss, net of tax	(6,010)	(4,198)
Accumulated earnings	467,100	469,785
Total stockholders' equity attributable to Malibu Boats, Inc.	509,761	530,009
Non-controlling interest	4,641	4,710
Total stockholders’equity	514,402	534,719
Total liabilities and stockholders' equity	$738,676	$739,624
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20,182	$200	12	$—	$64,222	$(4,198)	$469,785	$4,710	$534,719
Net loss	—	—	—	—	—	—	(5,048)	(99)	(5,147)
Stock based compensation, net of withholding taxes on vested equity awards	(21)	—	—	—	1,869	—	—	—	1,869
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(278)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	968	—	15	983
Balance at September 30, 2024	19,883	$197	12	$—	$56,041	$(3,230)	$464,737	$4,626	$522,371
Net income	—	—	—	—	—	—	2,363	58	2,421
Stock based compensation, net of withholding taxes on vested equity awards	75	1	—	—	1,371	—	—	—	1,372
Issuances of equity for services	11	—	—	—	927	—	—	—	927
Issuances of equity for exercise of stock options	—	—	—	—	233	—	—	—	233
Repurchase and retirement of common stock	(241)	(2)	—	—	(10,097)	—	—	—	(10,099)
Foreign currency translation adjustment	—	—	—	—	—	(2,780)	—	(43)	(2,823)
Balance at December 31, 2024	19,728	$196	12	$—	$48,475	$(6,010)	$467,100	$4,641	$514,402

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	20,603	$204	12	$—	$86,321	$(4,340)	$525,697	$7,871	$615,753
Net income	—	—	—	—	—	—	20,259	511	20,770
Stock based compensation, net of withholding taxes on vested equity awards	—	—	—	—	1,443	—	—	—	1,443
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(199)	(2)	—	—	(9,617)	—	—	—	(9,619)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(751)	—	(17)	(768)
Balance at September 30, 2023	20,404	$202	12	$—	$78,194	$(5,091)	$545,956	$8,251	$627,512
Net income	—	—	—	—	—	—	9,881	263	10,144
Stock based compensation, net of withholding taxes on vested equity awards	109	1	—	—	(1,364)	—	—	—	(1,363)
Issuances of equity for services	12	—	—	—	1,037	—	—	—	1,037
Repurchase and retirement of common stock	(226)	(2)	—	—	(10,122)	—	—	—	(10,124)
Foreign currency translation adjustment	—	—	—	—	—	1,427	—	29	1,456
Balance at December 31, 2023	20,299	$201	12	$—	$67,745	$(3,664)	$555,837	$8,543	$628,662

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2024	2023
Operating activities:
Net (loss) income	$(2,726)	$30,914
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash compensation expense	4,033	1,323
Non-cash compensation to directors	974	1,419
Depreciation	15,198	12,667
Amortization	3,428	3,428
Deferred income taxes	(1,238)	9,205
Other items, net	(435)	1,100
Change in operating assets and liabilities:
Trade receivables	6,725	40,922
Inventories	178	13,776
Prepaid expenses and other assets	(2,707)	(4,483)
Accounts payable	10,372	(13,315)
Income taxes payable	941	24
Accrued expenses	(13,509)	(80,308)
Other liabilities	(1,229)	(963)
Net cash provided by operating activities	20,005	15,709
Investing activities:
Purchases of property and equipment	(14,271)	(52,101)
Proceeds from sale of property and equipment	350	14
Net cash used in investing activities	(13,921)	(52,087)
Financing activities:
Proceeds from revolving credit facility	43,000	75,000
Payments on revolving credit facility	(20,000)	(40,000)
Proceeds received from exercise of stock options	233	—
Cash paid for withholding taxes on vested restricted stock	(752)	(1,217)
Distributions to non-controlling LLC Unit holders	—	(890)
Repurchase and retirement of Class A Common Stock	(20,199)	(19,743)
Net cash provided by financing activities	2,282	13,150
Effect of exchange rate changes on cash	(193)	13
Changes in cash	8,173	(23,215)
Cash—Beginning of period	26,945	78,937
Cash—End of period	$35,118	$55,722

Supplemental cash flow information:
Cash paid for interest	$1,072	$1,637
Cash (refund) paid for income taxes, net	(425)	1,955
Non-cash financing activities:
ROU assets obtained in exchange for lease liabilities	1,787	—

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
In November 2024, the FASB issued ASU No. 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The updated standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended December 31, 2024				Six Months Ended December 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$71,734	$69,974	$55,617	$197,325	$122,155	$134,411	$105,177	$361,743
Part and other sales	2,365	179	411	2,955	7,963	493	1,661	10,117
Net Sales	$74,099	$70,153	$56,028	$200,280	$130,118	$134,904	$106,838	$371,860

Revenue by geography:
North America	$68,401	$67,274	$54,949	$190,624	$118,576	$128,124	$103,166	$349,866
International	5,698	2,879	1,079	9,656	11,542	6,780	3,672	21,994
Net Sales	$74,099	$70,153	$56,028	$200,280	$130,118	$134,904	$106,838	$371,860

	Three Months Ended December 31, 2023				Six Months Ended December 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$74,272	$82,480	$51,391	$208,143	173,711	174,732	108,495	$456,938
Part and other sales	2,117	254	560	2,931	7,683	624	1,659	9,966
Net Sales	$76,389	$82,734	$51,951	$211,074	$181,394	$175,356	$110,154	$466,904

Revenue by geography:
North America	$69,123	$78,329	$51,636	$199,088	166,178	170,195	109,092	$445,465
International	7,266	4,405	315	11,986	15,216	5,161	1,062	21,439
Net Sales	$76,389	$82,734	$51,951	$211,074	$181,394	$175,356	$110,154	$466,904
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

	As of December 31, 2024		As of June 30, 2024
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	321,419	1.6%	321,419	1.6%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,728,123	98.4%	20,181,542	98.4%
	20,049,542	100.0%	20,502,961	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2024, the Company caused the LLC to issue a total of 133,376 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. incentive plans and the issuance of Class A Common Stock for the exercise of options granted under the incentive plans. During the six months ended December 31, 2024, 17,129 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements and 50,200 LLC Units were canceled in connection with stock awards with a performance condition that was deemed to not be achieved. In connection with the cancellation of LLC Units described above, an equivalent 57,085 treasury shares were retired in accordance with the LLC Agreement. Also during the six months ended December 31, 2024, 519,466 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 519,466 shares under the Company's stock repurchase program that expired on November 8, 2024. On October 23, 2024, the Company's Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of its Class A Common Stock and the LLC's LLC Units (the “2024 Repurchase Program”) for the period from November 8, 2024 to June 30, 2025. As of December 31, 2024, $50.0 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2024 Repurchase Program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2024 and June 30, 2024, respectively, tax distributions payable to non-controlling LLC Unit holders were $0. During the six months ended December 31, 2024 and 2023, tax distributions paid to the non-controlling LLC Unit holders were $0 and $890, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

4. Inventories
Inventories consisted of the following:

	As of December 31, 2024	As of June 30, 2024
Raw materials	$95,251	$107,245
Work in progress	28,506	20,683
Finished goods	21,094	16,392
Inventory subject to return [1]	—	1,253
Total inventories	$144,851	$145,573
(1) Represents accrual related to Tommy's Boats. See Note 15 of our condensed consolidated financial statements included elsewhere in this report.
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31, 2024	As of June 30, 2024
Land	$4,890	$4,890
Building and leasehold improvements	171,891	170,958
Machinery and equipment	135,615	118,123
Furniture and fixtures	15,518	15,466
Construction in process	34,622	43,511
	362,536	352,948
Less: Accumulated depreciation	(119,924)	(108,347)
Property, plant and equipment, net	$242,612	$244,601
Depreciation expense was $7,825 and $6,343 for the three months ended December 31, 2024 and 2023, respectively, and $15,198 and $12,667 for the six months ended December 31, 2024 and December 31, 2023, respectively, substantially all of which was recorded in cost of sales.

6. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the six months ended December 31, 2024 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2024 [1]	$12,099	$19,525	$19,791	$51,415
Effect of foreign currency changes on goodwill	(424)	—	—	(424)
Balance as of December 31, 2024	$11,675	$19,525	$19,791	$50,991
(1) Net of accumulated impairment losses of $49,189 in our Saltwater Fishing segment.
The components of other intangible assets were as follows:

	As of December 31, 2024	As of June 30, 2024	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,585	$131,735	15-20	14.2
Patent	2,600	2,600	15	7.5
Trade name	100	100	15	5.5
Non-compete agreement	44	47	10	0
Total	134,329	134,482
Less: Accumulated amortization	(41,358)	(38,033)
Total definite-lived intangible assets, net	92,971	96,449
Indefinite-lived intangible:
Trade name	79,000	118,200
Less: Impairment charge	—	(39,200)
Total other intangible assets, net	$171,971	$175,449
Amortization expense recognized on all amortizable intangibles was $1,712 and $1,713 for the three months ended December 31, 2024 and 2023, respectively, and $3,428 and $3,428 for the six months ended December 31, 2024 and 2023, respectively.
Estimated future amortization expenses as of December 31, 2024 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2025	$3,376
2026	6,792
2027	6,792
2028	6,792
2029	6,792
2030 and thereafter	62,427
$92,971

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31, 2024	As of June 30, 2024
Warranties	$35,551	$37,967
Dealer incentives	13,573	28,911
Accrued compensation	15,986	13,791
Current operating lease liabilities	2,345	2,177
Accrued legal and professional fees	26,546	22,467
Customer deposits	5,997	4,270
Government grant	4,589	5,867
Other accrued expenses	1,783	3,980
Total accrued expenses	$106,370	$119,430
Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. Additionally, accrued legal and professional fees includes approximately $3,500 related to the settlement agreement with Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth LLC and its affiliate debtors, which agreement was approved by the United States Bankruptcy Court of the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") and is subject to certain conditions. For more information, refer to Note 15 of our condensed consolidated financial statements included elsewhere in this report.
Government grant includes approximately $4,589 related to an Economic Development Grant paid by the State of Tennessee in relation to the purchase of the Roane County property purchase and related improvements. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Beginning balance	$36,577	$41,597	$37,967	$41,709
Add: Warranty expense	5,206	6,622	10,969	13,037
Less: Warranty claims paid	(6,232)	(7,632)	(13,385)	(14,159)
Ending balance	$35,551	$40,587	$35,551	$40,587

9. Financing
Outstanding debt consisted of the following:

	As of December 31, 2024	As of June 30, 2024
Term loan	$—	$—
Revolving credit loan	23,000	—
Total debt	23,000	—
Less current maturities	—	—
Long-term debt less current maturities	$23,000	$—
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of December 31, 2024, Boats LLC had $23,000 outstanding under its revolving credit facility and $1,728 in outstanding letters of credit, with $325,272 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of December 31, 2024, the interest rate on the Company’s revolving credit facility was 7.75%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of December 31, 2024, the Company was in compliance with the financial covenants contained in the Credit Agreement.

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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of December 31, 2024	As of June 30, 2024
Assets
Right-of-use assets	Other assets	$7,491	$6,883

Liabilities
Current operating lease liabilities	Accrued expenses	$2,345	$2,177
Long-term operating lease liabilities	Other liabilities	6,055	5,763
Total lease liabilities		$8,400	$7,940

Classification		Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Operating lease costs (1)	Cost of sales	$569	$639	$1,135	$1,344
	Selling and marketing, and general and administrative	198	204	391	444

Sublease income	Other income, net	(9)	(9)	(19)	(19)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	659	666	1,326	1,330
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of December 31, 2024 and 2023 was 3.48 and 4.08 years, respectively. As of December 31, 2024 and 2023, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 4.54% and 3.69%, respectively.
Future annual minimum lease payments for the following fiscal years as of December 31, 2024 are as follows:

Amount
Remainder of 2025	$1,335
2026	2,669
2027	2,658
2028	1,913
2029	414
2030 and thereafter	138
Total	9,127
Less: imputed interest	(727)
Present value of lease liabilities	$8,400
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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of December 31, 2024	As of June 30, 2024
Beginning fiscal year balance	$40,613	$43,465
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	1,320
Adjustment for change in estimated state tax rate or benefits	—	36
Payments under tax receivable agreement	—	(4,208)
	40,613	40,613
Less: current portion under tax receivable agreement	—	—
Ending balance	$40,613	$40,613
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
As of December 31, 2024 and June 30, 2024, the Company recorded deferred tax assets $120,015 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated once net operating losses are utilized and there is sufficient taxable income.
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
As of December 31, 2024 and June 30, 2024, the Company maintained a total valuation allowance of $17,348 and $17,355, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax benefit for the six months ended December 31, 2024 relating to the Inflation Reduction Act.
For the three months ended December 31, 2024 and 2023, the Company's effective tax rate was 6.9% and 27.8%, respectively. For the six months ended December 31, 2024 and 2023, the Company's effective tax rate was 19.8% and 26.0%, respectively. For the three months ended December 31, 2024, the Company's effective tax rate was reduced by net operating losses and research tax credits. These reductions were partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes. For the six months ended December 31, 2024, due to year-to date pre-tax losses, the Company's effective tax rate was reduced by shortfall expense generated by certain stock-based compensation and the foreign rate differential of our Australian subsidiary. This was partially offset by the impact of U.S. state taxes. For the three and six months ended December 31, 2023, the Company's effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three and six months ended December 31, 2023, the increase in the effective tax rate was also driven by a shortfall expense generated by certain stock-based compensation.

13. Stock-Based Compensation
The Company adopted a Long Term Incentive Plan (the "2014 Incentive Plan") which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the 2014 Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2024, no further shares are to be issued from the 2014 Incentive Plan. The number of any shares subject to stock options, restricted stock and restricted stock unit awards granted under the 2014 Incentive Plan that were outstanding as of October 23, 2024 and that are expired, forfeited, terminated, cancelled or otherwise reacquired after such date without having become vested will transfer to the 2024 Plan (defined below).
On August 5, 2024, under the 2014 Incentive Plan, Malibu Boats, Inc. granted two awards to its newly-appointed Chief Executive Officer. The two service-based stock awards include 44,064 units that will vest in equal installments over three years and 14,363 units that will vest in one year. The combined grant date fair value of these awards was $2,047 based on a stock price of $35.04 per share on the date of grant.
On October 23, 2024, at the Company’s annual meeting of stockholders (the “2024 Annual Meeting”) the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of December 31, 2024, 832,062 shares remain available for future issuance under the 2024 Plan.
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted approximately 71,000 restricted service-based stock units and 22,000 restricted service-based stock awards to employees. The grant date fair value of these awards was $3,943 based on a stock price of $42.33 per share on the date of grant. Approximately 76% of the awards vest ratably over three years and approximately 24% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service-based units and awards is amortized on a straight-line basis over the requisite service period.
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2027. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 25,000. The grant date fair value of the awards were estimated to be $697, based on a stock price of $42.33. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 6, 2027. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 33,000. The grant date fair value of the awards were estimated to be $868 which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on the Monte Carlo estimated probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.

The following is a summary of the changes in the Company's stock options for the six months ended December 31, 2024:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2024	17,973	$37.55
Options granted	—	—
Options exercised	(5,989)	37.55
Outstanding options as of December 31, 2024	11,984	$37.55
Exercisable as of December 31, 2024	11,984	$37.55
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2024:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2024	519,106	$50.08
Granted	239,183	40.23
Vested	(76,456)	50.65
Forfeited	(56,439)	71.53
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of December 31, 2024	625,394	$44.31
Stock-based compensation expense (benefit) attributable to the Company's share-based equity awards was $2,133 and $(137) for the three months ended December 31, 2024 and 2023, respectively, and $4,033 and $1,323 for the six months ended December 31, 2024 and 2023, respectively. Stock-based compensation expense attributed to share-based equity awards issued under both the 2014 Incentive Plan and 2024 Plan are recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive (loss) income. Awards vesting during the three and six months ended December 31, 2024 include 12,606 and 13,936 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.

14. Net Earnings (Loss) Per Share
Basic net income (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to the Company's earnings by the weighted-average number of shares of Class A Common Stock outstanding during the period. The weighted-average number of shares of Class A Common Stock outstanding used in computing basic net income (loss) per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common stockholders through receipt of additional units of equivalent value to the dividends paid to Class A Common stockholders.
Diluted net income (loss) per share of Class A Common Stock is computed similarly to basic net income (loss) per share except the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company's LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
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
Basic and diluted net income (loss) per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$2,363	$9,881	$(2,685)	$30,140
Shares used in computing basic net (loss) income per share:
Weighted-average Class A Common Stock	19,455,147	20,103,458	19,601,348	20,212,849
Weighted-average participating restricted stock units convertible into Class A Common Stock	286,360	272,292	282,277	268,270
Basic weighted-average shares outstanding	19,741,507	20,375,750	19,883,625	20,481,119
Basic net income (loss) per share	$0.12	$0.49	$(0.14)	$1.47

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$2,363	$9,881	$(2,685)	$30,140
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	19,741,507	20,375,750	19,883,625	20,481,119
Restricted stock units granted to employees	47,484	24,108	—	44,613
Stock options granted to employees	1,409	3,899	—	4,654
Market performance awards granted to employees	13,984	46,447	—	36,832
Diluted weighted-average shares outstanding [1]	19,804,384	20,450,204	19,883,625	20,567,218
Diluted net income (loss) per share	$0.12	$0.49	$(0.14)	$1.47
1 The Company excluded (i) 433,699 and 597,673 potentially dilutive shares from the calculation of diluted net income (loss) per share for the three months ended December 31, 2024 and 2023, respectively, and (ii) 569,421 and 533,968 potentially dilutive shares from the calculation of diluted net (loss) income per share for the six months ended December 31, 2024 and 2023, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income (loss) per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $395,099 and $367,950 as of December 31, 2024 and June 30, 2024, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive (loss) income. During the six months ended December 31, 2024, the Company repurchased 22 units that were subject to repurchase agreements. As of December 31, 2024, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve as of December 31, 2024 consistent with June 30, 2024.
Of the 22 units repurchased during the six months ended December 31, 2024, 19 units totaling $2.5 million were subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor financing plan for Tommy's Boats. Such repurchase was reflected in the Company's June 30, 2024 consolidated financial statements and these boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the Repurchase Agreement, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth, LLC and its affiliate debtors (the “Debtors”) in the jointly administered Chapter 11 Cases No. 24-90000 retained Gordon Brothers to sell the remaining inventory as part of liquidation sales. During the three and six months ended December 31, 2023, the Company did not repurchase any such additional inventory.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of December 31, 2024 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of December 31, 2024 that will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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
MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of December 31, 2024, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgement, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
Tommy's Boats and Matthew Borisch
On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats is seeking monetary damages. Boats LLC took possession of 19 new model year 2024 boats according to a repurchase agreement with M&T Bank, the floor financing lender to Tommy’s Boats. These boats were subsequently resold during the three months ended September 30, 2024. On July 3, 2024, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Boats voluntarily dismissed without prejudice the claims filed by Tommy's Boats. Pursuant to an order of the bankruptcy court, MBI and Boats LLC agreed to cooperate in good faith to mediate with the Trustee. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against MBI, Boats LLC, and Jack Springer in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00339), alleging similar allegations to those of the dismissed complaint against MBI and Boats LLC filed by Tommy’s Boats. Mr. Borisch amended his complaint on October 29, 2024. On October 7, 2024, MBI and Boats LLC entered into a Settlement Agreement (the “Settlement Agreement”) with the Trustee. Pursuant to the Settlement Agreement, upon the satisfaction of certain conditions, MBI and Boats LLC agreed to pay the Tommy’s Boats’ estate $3.5 million in cash and MBI and Boats LLC and the Trustee agreed to mutual releases of all outstanding claims between them. In addition, the settlement, is conditioned upon the Bankruptcy Court’s determining that Mr. Borisch’s claims in the Eastern District of Tennessee action (Case 3:24-cv-00339) belong to the Tommy’s Boats estates, and are therefore settled by the Settlement Agreement between the Trustee and MBI and Boats LLC, and that to enforce the automatic stay, Mr. Borisch must be enjoined from pursuing these claims or any other claims against MBI and Boats LLC that are property of the Tommy’s Boats estates. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024, although the Settlement Agreement has not gone effective because the Bankruptcy Court has not yet decided whether Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates. The Trustee’s request for that finding and an injunction against Mr. Borisch is still pending before the Bankruptcy Court.

Securities Class Action and Derivative Lawsuits
On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024. The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the class period about the Company's business, operations, and prospects were materially misleading. The Company intends to vigorously defend itself against claims alleged in this securities class action. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company, as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, the derivative actions were consolidated and stayed pending the outcome of MBI's motion to dismiss the securities class action. Both derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. The Company intends to vigorously defend itself against claims alleged in these derivative actions. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three and six months ended December 31, 2024, or (b) attributed assets equal to 10% of total assets as of December 31, 2024. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three and six months ended December 31, 2024 and 2023, respectively, and the Company’s financial position at December 31, 2024 and June 30, 2024, respectively:

	Three Months Ended December 31, 2024				Six Months Ended December 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$74,099	$70,153	$56,028	$200,280	$130,118	$134,904	$106,838	$371,860
Income (loss) before provision (benefit) for income taxes	$(3,777)	$3,559	$2,818	$2,600	$(13,849)	$5,369	$5,083	$(3,397)

	Three Months Ended December 31, 2023				Six Months Ended December 31, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$76,389	$82,734	$51,951	$211,074	$181,394	$175,356	$110,154	$466,904
Income before provision (benefit) for income taxes	$3,905	$5,865	$4,280	$14,050	$15,842	$14,860	$11,096	$41,798

	As of December 31, 2024	As of June 30, 2024
Assets
Malibu	$114,557	$122,707
Saltwater Fishing	355,550	350,063
Cobalt	268,569	266,854
Total assets	$738,676	$739,624

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

		% of Net Sales
Segment	Brands	Six Months Ended December 31, 2024	Fiscal year ended June 30, 2024
Malibu	Malibu	35.0%	33.7%
	Axis

Saltwater Fishing	Pursuit	36.3%	39.5%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	28.7%	26.8%

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of December 31, 2024, we are the market leader in the United States in the performance sport boat category through our Malibu and Axis boat brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.

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
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of December 31, 2024, we are the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of June 30, 2024, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year 2024 and the first six months of fiscal year 2025, OneWater Marine, Inc. In fiscal year 2023, we had two dealers that represented more than 10% of our consolidated net sales, OneWater Marine, Inc. and Tommy's Boats. During fiscal year 2024, we informed Tommy's Boats that we would not be renewing any of their dealer agreements that had expired as of June 30, 2023 and we terminated two dealer agreements in Texas that had not expired. Tommy's Boats subsequently filed for bankruptcy protection. We subsequently entered into dealer agreements with dealers in 14 of the 15 markets previously served by Tommy's Boats. During the six months ended December 31, 2024, we repurchased 22 units that were subject to repurchase agreements, including 19 boats from the inventory of Tommy's Boats that were subject to our repurchase agreement with M&T Bank, the floor plan financing lender for Tommy's Boats. Those repurchases were reflected in our June 30, 2024 consolidated financial statements and those boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the Repurchase Agreement, the bankruptcy trustee retained Gordon Brothers to sell the remaining inventory as part of the liquidation of Tommy's inventory. As of December 31, 2024, we believe none of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats.
On a consolidated basis, we achieved second quarter fiscal 2025 net sales, gross profit, net income and Adjusted EBITDA of $200.3 million, $37.4 million, $2.4 million and $16.9 million, respectively, compared to $211.1 million, $37.5 million, $10.1 million and $22.9 million, respectively, for the second quarter of fiscal 2024. For the second quarter of fiscal 2025, net sales decreased 5.1%, gross profit decreased 0.2%, net income decreased 76.1% and Adjusted EBITDA decreased 26.3% as compared to the second quarter of fiscal 2024. For the definition of Adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
The recreational power boat industry continues to be challenged by macro-economic factors, including high interest rates, that have taken many interest rate sensitive buyers out of the market. Additionally, COVID related demand fluctuations and supply disruptions have dramatically impacted dealer inventory levels over the past couple of years. In fiscal 2023, the restocking of dealer inventories coincided with a larger than expected drop in consumer demand and caused dealer inventories to exceed historical levels. We took actions in fiscal 2024 to reduce production and increase promotional support to reduce dealer inventories.
Due to high dealer flooring costs and a continued soft retail environment, we expect our dealers to reduce their inventories further in fiscal 2025 to below historical seasonal levels. Additionally, we expect the retail market to continue to decline in fiscal 2025.
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

As discussed above, our financial results and operations have been, and could continue to be, impacted by events outside of our control, including inflationary pressures, rising prices for our suppliers and labor shortages. For instance, we’ve recently been advised by one of our suppliers that we will likely receive fewer engines than originally anticipated during the second half of fiscal year 2025. If we receive less engines than our revised expectations and are unable to mitigate the reduction in supply, it could impact our production levels and our financial results for the second half of fiscal year 2025. Numerous other variables also have the potential to impact our volumes, both positively and negatively. For instance, elevated interest rates, which we are currently experiencing and expect to continue to experience in the near term, has reduced retail consumer appetite for our product and reduced the appetite for credit for our dealers and retail consumers.
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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Discounts, rebates and free flooring—consists of discounts, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu, Cobalt and Saltwater Fishing segments, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified discount off invoice for eligible wholesale volume purchased during the period. If a dealer meets its semi-annual or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats may also be entitled to have us pay the interest to floor the boat for a period of time, which incentive we refer to as "free flooring". From time to time, we may extend the flooring program to eligible models beyond the offseason period.
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
Net Income (Loss) Attributable to Non-controlling Interest
As of each of December 31, 2024 and 2023, we had a 98.4% and a 97.8%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income (loss) attributable to non-controlling interest represents the portion of net income (loss) attributable to the non-controlling LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	200,280	100.0%	211,074	100.0%	371,860	100.0%	466,904	100.0%
Cost of sales	162,862	81.3%	173,599	82.2%	306,233	82.4%	372,635	79.8%
Gross profit	37,418	18.7%	37,475	17.8%	65,627	17.6%	94,269	20.2%
Operating expenses:
Selling and marketing	5,985	3.0%	5,610	2.7%	10,849	2.9%	11,362	2.4%
General and administrative	26,545	13.3%	15,440	7.3%	53,785	14.5%	36,145	7.7%
Amortization	1,712	0.9%	1,713	0.8%	3,428	0.9%	3,428	0.7%
Operating income (loss)	3,176	1.6%	14,712	7.0%	(2,435)	(0.7)%	43,334	9.3%
Other expense, net:
Other (income), net	(9)	—%	(9)	—%	(19)	—%	(19)	—%
Interest expense	585	0.3%	671	0.3%	981	0.3%	1,555	0.3%
Other expense, net	576	0.3%	662	0.3%	962	0.3%	1,536	0.3%
Income (loss) before provision (benefit) for income taxes	2,600	1.3%	14,050	6.7%	(3,397)	(0.9)%	41,798	9.0%
Provision (benefit) for income taxes	179	0.1%	3,906	1.9%	(671)	(0.2)%	10,884	2.3%
Net income (loss)	2,421	1.2%	10,144	4.8%	(2,726)	(0.7)%	30,914	6.6%
Net income (loss) attributable to non-controlling interest	58	—%	263	0.1%	(41)	—%	774	0.2%
Net income (loss) attributable to Malibu Boats, Inc.	2,363	1.2%	9,881	4.7%	(2,685)	(0.7)%	30,140	6.5%

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	525	43.0%	606	44.1%	909	40.5%	1,410	45.9%
Saltwater Fishing	317	25.9%	405	29.5%	617	27.5%	896	29.2%
Cobalt	380	31.1%	362	26.4%	720	32.1%	765	24.9%
Total units	1,222	100.0%	1,373	100.0%	2,246	100%	3,071	100.0%

Net sales per unit	$163,895		$153,732		$165,565		$152,036
Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended December 31, 2023
Net Sales
Net sales for the three months ended December 31, 2024 decreased $10.8 million, or 5.1%, to $200.3 million as compared to the three months ended December 31, 2023. The decrease in net sales was driven primarily by decreased unit volumes in the

Malibu and Saltwater Fishing segments resulting primarily from decreased wholesale shipments, partially offset by a favorable model mix in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases. Unit volume for the three months ended December 31, 2024, decreased 151 units, or 11.0%, to 1,222 units as compared to the three months ended December 31, 2023. Our unit volume decreased primarily due to lower wholesale shipments across the Malibu and Saltwater Fishing segments driven by lower retail activity and our dealers' desire to hold less inventory.
Net sales attributable to our Malibu segment decreased $2.3 million, or 3.0%, to $74.1 million for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Unit volumes attributable to our Malibu segment decreased 81 units for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $12.6 million, or 15.2%, to $70.2 million, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Unit volumes attributable to our Saltwater Fishing segment decreased 88 units for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment increased $4.1 million, or 7.8%, to $56.0 million for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Unit volumes attributable to Cobalt increased 18 units for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to higher wholesale shipments during the period. The increase in net sales was driven primarily by an increase in units and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 6.6% to $163,895 per unit for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase in overall consolidated net sales per unit was driven primarily by favorable model mix in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases offset by an unfavorable segment mix. Net sales per unit for our Malibu segment increased 12.0% to $141,141 per unit for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, driven by favorable model mix, inflation-driven year-over-year price increases and non-boat related customer service parts sales. Net sales per unit for our Saltwater Fishing segment increased 8.3% to $221,303 per unit for the three months ended December 31, 2024 driven by inflation-driven year-over-year price increases, partially offset by increased dealer incentive costs. Net sales per unit for our Cobalt segment increased 2.7% to $147,442 per unit for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, driven by inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended December 31, 2024 decreased $10.7 million, or 6.2%, to $162.9 million as compared to the three months ended December 31, 2023. The decrease in cost of sales was primarily driven by a 5.1% decrease in net sales due to lower unit volumes, partially offset by higher per unit material costs of $4.9 million, $2.7 million and $2.4 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively. The increase in per unit material costs was primarily driven by a model mix that corresponds to higher cost per unit and inflationary pressures.
Gross Profit
Gross profit for the three months ended December 31, 2024 decreased $0.1 million, or 0.2%, to $37.4 million compared to the three months ended December 31, 2023. The decrease in gross profit was driven by lower net sales partially offset by decreased cost of sales for the reasons noted above. Gross margin for the three months ended December 31, 2024 increased 90 basis points from 17.8% to 18.7% driven primarily by the decrease in cost of sales as a percentage of revenue driven by strong Malibu performance/model mix.
Operating Expenses
Selling and marketing expenses for the three months ended December 31, 2024 increased $0.4 million, or 6.7% to $6.0 million compared to the three months ended December 31, 2023. The increase was driven primarily by an increase in certain personnel expenses and marketing events. As a percentage of sales, selling and marketing expenses increased 30 basis points to 3.0% for the three months ended December 31, 2024 compared to 2.7% for the three months ended December 31, 2023. General and administrative expenses for the three months ended December 31, 2024 increased $11.1 million, or 71.9%, to $26.5 million as compared to the three months ended December 31, 2023 driven primarily by legal fees, incentive pay, salaries and stock-based compensation expense. As a percentage of sales, general and administrative expenses increased 6% to 13.3% for the three months ended December 31, 2024 compared to 7.3% for the three months ended December 31, 2023. Amortization expense remained flat at $1.7 million for the three months ended December 31, 2024.
Other Expense, Net
Other expense, net for the three months ended December 31, 2024 decreased by $0.1 million, or 13.0% to $0.6 million, compared to the three months ended December 31, 2023. The decrease in other expense resulted primarily from decreased interest expense during the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes for the three months ended December 31, 2024, decreased $3.7 million, or 95.4%, to $0.2 million compared to the three months ended December 31, 2023. The decrease primarily resulted from decreased pre-tax earnings and associated net operating losses. For the three months ended December 31, 2024 and 2023, our effective tax rate was 6.9% and 27.8%, respectively. For the three months ended December 31, 2024, our effective tax rate was reduced by net operating losses and research tax credits. These reductions were partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes. For the three months ended December 31, 2023, our effective tax rate exceeded the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. For the three months ended December 31, 2023, the increase in the effective tax rate was also driven by a shortfall expense generated by certain stock-based compensation.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive (loss) income is computed by multiplying pre-tax income (loss) for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2024 and 2023, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.6% and 2.2%, respectively.
Comparison of the Six Months Ended December 31, 2024 to the Six Months Ended December 31, 2023
Net Sales
Net sales for the six months ended December 31, 2024 decreased $95.0 million, or 20.4%, to $371.9 million as compared to the six months ended December 31, 2023. The decreased net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased wholesale shipments, partially offset by a favorable model mix in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases. Unit volume for the six months ended December 31, 2024, decreased 825 units, or 26.9%, to 2,246 units as compared to the six months ended December 31, 2023. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity and our dealers' desire to hold less inventory.
Net sales attributable to our Malibu segment decreased $51.3 million, or 28.3%, to $130.1 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Unit volumes attributable to our Malibu segment decreased 501 units for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $40.5 million, or 23.1%, to $134.9 million, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Unit volumes attributable to our Saltwater Fishing segment decreased 279 units for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $3.3 million, or 3.0%, to $106.8 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Unit volumes attributable to Cobalt decreased 45 units for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven primarily by a decrease in units, partially offset by inflation-driven year-over-year price increases.

Overall consolidated net sales per unit increased 8.9% to $165,565 per unit for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The increase in overall consolidated net sales per unit was driven primarily by favorable model mix in our Malibu and Saltwater Fishing segments and inflation-driven year-over-year price increases. Net sales per unit for our Malibu segment increased 11.3% to $143,144 per unit for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, driven by favorable model mix, inflation-driven year-over-year price increases and non-boat related customer service parts sales. Net sales per unit for our Saltwater Fishing segment increased 11.7% to $218,645 per unit for the six months ended December 31, 2024 driven by favorable model mix, inflation-driven year-over-year price increases, partially offset by increased dealer incentive costs. Net sales per unit for our Cobalt segment increased 3.1% to $148,386 per unit for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, driven by inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the six months ended December 31, 2024 decreased $66.4 million, or 17.8%, to $306.2 million as compared to the six months ended December 31, 2023. The decrease in cost of sales was primarily driven by a 20.4% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $9.5 million, $11.0 million and $3.8 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleverage, a model mix that corresponds to higher cost per unit and inflationary pressures.
Gross Profit
Gross profit for the six months ended December 31, 2024 decreased $28.6 million, or 30.4%, to $65.6 million compared to the six months ended December 31, 2023. The decrease in gross profit was driven primarily by lower net sales partially offset by decreased cost of sales for the reasons noted above. Gross margin for the six months ended December 31, 2024 decreased 2.6% basis points from 20.2% to 17.6% driven primarily by fixed cost deleverage due to lower sales.
Operating Expenses
Selling and marketing expenses for the six months ended December 31, 2024 decreased $0.5 million, or 4.5% to $10.8 million compared to the six months ended December 31, 2023. The decrease was driven primarily by a decrease in certain personnel expenses and marketing events. As a percentage of sales, selling and marketing expenses increased 0.5% to 2.9% for the six months ended December 31, 2024 compared to 2.4% for the six months ended December 31, 2023. General and administrative expenses for the six months ended December 31, 2024 increased $17.6 million, or 48.8%, to $53.8 million as compared to the six months ended December 31, 2023 driven primarily by a $3.5 million legal settlement along with other related legal fees and increases in stock-based compensation expense, incentive pay and salaries. As a percentage of sales, general and administrative expenses increased 6.8% to 14.5% for the six months ended December 31, 2024 compared to 7.7% for the six months ended December 31, 2023. Amortization expense remained flat at $3.4 million for the six months ended December 31, 2024.
Other Expense, Net
Other expense, net for the six months ended December 31, 2024 decreased by $0.6 million, or 37.4% to $1.0 million, compared to the six months ended December 31, 2023. The decrease in other expense resulted primarily from decreased interest expense during the six months ended December 31, 2024 compared to the six months ended December 31, 2023.
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes for the six months ended December 31, 2024, decreased $11.6 million, or 106.2%, to $(0.7) million compared to the six months ended December 31, 2023. The decrease primarily resulted from decreased pre-tax earnings and associated net operating losses. For the six months ended December 31, 2024, due to year-to date pre-tax losses, our effective tax rate was reduced by shortfall expense generated by certain stock-based compensation and the foreign rate differential of our Australian subsidiary. This was partially offset by the impact of U.S. state taxes. For the six months ended December 31, 2023, the increase in the effective tax rate was also driven by a shortfall expense generated by certain stock-based compensation.

Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax (loss) income for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2024 and 2023, the weighted-

average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.6% and 2.2%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation, amortization, and non-cash, non-recurring or non-operating expenses, including certain professional fees, litigation settlements and non-cash compensation expense. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of net income (loss) as determined by GAAP. Management believes adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and presentation of net income (loss) margin and Adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$2,421	$10,144	$(2,726)	$30,914
Provision (benefit) for income taxes	179	3,906	(671)	10,884
Interest expense	585	671	981	1,555
Depreciation	7,825	6,343	15,198	12,667
Amortization	1,712	1,713	3,428	3,428
Professional fees [1]	2,035	290	3,042	1,147
Litigation settlement [2]	—	—	3,500	—
Stock-based compensation expense [3]	2,133	(137)	4,033	1,323
Adjusted EBITDA	$16,890	$22,930	$26,785	$61,918
Net Sales	$200,280	$211,074	$371,860	$466,904
Net Income (Loss) Margin [4]	1.2%	4.8%	(0.7)%	6.6%
Adjusted EBITDA Margin [4]	8.4%	10.9%	7.2%	13.3%

(1)
For the three and six months ended December 31, 2024, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch for fiscal year 2025. For the three and six months ended December 31, 2023, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to Batchelder matters for fiscal year 2024 and legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.

(2)	Represents the amount the Company has agreed to pay pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors. The Settlement Agreement was approved by United States Bankruptcy Court of the Northern District of Texas Fort Worth Division (the "Bankruptcy Court") on November 19, 2024, but has not gone effective because the Bankruptcy Court has not yet decided whether Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates. The Trustee’s request for that finding and an injunction against Mr. Borisch is still pending before the Bankruptcy Court.
(3)	Represents equity-based incentives awarded to employees under our long-term incentive plans and profit interests issued under the previously existing limited liability company agreement of the LLC.
(4)	We calculate net income (loss) margin as net income (loss) divided by net sales, and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Adjusted Fully Distributed Net Income
We define Adjusted Fully Distributed Net Income as net income (loss) attributable to Malibu Boats, Inc. (i) excluding income tax expense (benefit), (ii) excluding the effect of non-recurring or non-cash items, (iii) assuming the exchange of all LLC Units into shares of Class A Common Stock, which results in the elimination of non-controlling interest in the LLC, and (iv) reflecting an adjustment for income tax expense (benefit) on fully distributed net income (loss) before income taxes at our estimated effective income tax rate. Adjusted Fully Distributed Net Income (Loss) is a non-GAAP financial measure because it represents net income (loss) attributable to Malibu Boats, Inc., before non-recurring or non-cash items and the effects of non-controlling interests in the LLC.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Reconciliation of numerator for net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income (loss) attributable to Malibu Boats, Inc.	$2,363	$9,881	$(2,685)	$30,140
Provision (benefit) for income taxes	179	3,906	(671)	10,884
Professional fees [1]	2,035	290	3,042	1,147
Acquisition and integration related expenses [2]	1,677	1,677	3,354	3,354
Stock-based compensation expense [3]	2,133	(137)	4,033	1,323
Litigation settlement [4]	—	—	3,500	—
Net income (loss) attributable to non-controlling interest [5]	58	263	(41)	774
Fully distributed net income before income taxes	8,445	15,880	10,532	47,622
Income tax expense on fully distributed income before income taxes [6]	2,069	3,890	2,580	11,667
Adjusted fully distributed net income	$6,376	$11,990	$7,952	$35,955

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Reconciliation of denominator for net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income (loss) per share:	19,741,507	20,375,750	19,883,625	20,481,119
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [7]	321,419	455,919	321,419	455,919
Weighted-average unvested restricted stock awards issued to management [8]	287,154	259,652	289,034	246,118
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	20,350,080	21,091,321	20,494,078	21,183,156
The following table shows the reconciliation of net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income (loss) available to Class A Common Stock per share	$0.12	$0.49	$(0.14)	$1.47
Impact of adjustments:
Provision (benefit) for income taxes	0.01	0.19	(0.03)	0.53
Professional fees [1]	0.10	0.02	0.15	0.06
Acquisition and integration related expenses [2]	0.08	0.08	0.17	0.16
Stock-based compensation expense [3]	0.11	(0.01)	0.20	0.06
Litigation settlement [4]	—	—	0.18	—
Net income (loss) attributable to non-controlling interest [5]	—	0.01	—	0.03
Fully distributed net income per share before income taxes	0.42	0.78	0.53	2.31
Impact of income tax expense on fully distributed income before income taxes [6]	(0.10)	(0.19)	(0.13)	(0.57)
Impact of increased share count [9]	(0.01)	(0.02)	(0.01)	(0.04)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.31	$0.57	$0.39	$1.70

(1)
For the three and six months ended December 31, 2024, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch for fiscal year 2025. For the three and six months ended December 31, 2023, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to Batchelder matters for fiscal year 2024 and legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.

(2)	For the three and six months ended December 31, 2024 and 2023, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
(3)	Represents equity-based incentives awarded to employees under our long-term incentive plans and profit interests issued under the previously existing limited liability company agreement of the LLC.
(4)	Represents the amount the Company has agreed to pay pursuant to a settlement agreement with the Trustee for Tommy's Fort Worth LLC and its affiliate debtors. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024, but has not gone effective because the Bankruptcy Court has not yet decided whether Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates. The Trustee’s request for that finding and an injunction against Mr. Borisch is still pending before the Bankruptcy Court.
(5)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(6)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% and 24.5% of income before income taxes for the three and six months ended December 31, 2024 and 2023, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2025 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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
Capital Expenditures. For fiscal year 2024, we incurred approximately $76.0 million in capital expenditures primarily related to the purchase and completion of our Roane County, Tennessee facility as well as new models, capacity enhancements and vertical integration initiatives. We expect capital expenditures between $30.0 million and $35.0 million for fiscal year 2025 (of which we have incurred approximately $14.3 million through the first six months of fiscal year 2025), primarily for investments in new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Principal and Interest Payments. Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of December 31, 2024, we had $23.0 million outstanding under our revolving credit facility and $1.7 million in outstanding letters of credit, with $325.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after December 31, 2024, our interest payments would be approximately $1.8 million within the next 12 months based on the interest rate at December 31, 2024 of 7.75%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.7 million and our total committed lease payments are $9.1 million as of December 31, 2024. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2025. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of December 31, 2024, we had purchase orders in the amount of $83.4 million due within the next 12 months.
Return of Capital/Stock Repurchase Program. We previously announced that we intend to return capital of at least $10.0 million per quarter through May 2025 through either the repurchase of Class A Common Stock or through dividend payments. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends. During the three and six months ended December 31, 2024, we repurchased 240,981 and 519,466 shares of Class A Common Stock for $10.1 million and $20.2 million, respectively, in cash including related fees and expenses under our 2023 Repurchase Program. Our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. On October 23,

2024, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 9, 2024 to June 30, 2025. As of December 31, 2024, $50.0 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2024 Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund repurchases under the repurchase program from cash on hand.
During fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We borrowed $75.0 million under the revolving credit facility to fund a portion of that payment. We maintain liability insurance applicable to the Batchelder-related matters with coverage up to $26.0 million. As of January 30, 2024, we had received approximately $21.0 million in insurance coverage proceeds, subject in certain cases to reservation of rights by the insurance carriers. We contend that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. We intend to vigorously pursue our claims against our insurers to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, we cannot predict the outcome of such litigation.
Our future capital requirements beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of inflation, changing interest rates and volatile fuel prices. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the performance of our dealers and suppliers, the impact of the general economy on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance.
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2024	2023
Total cash provided by (used in):
Operating activities	$20,005	$15,709
Investing activities	(13,921)	(52,087)
Financing activities	2,282	13,150
Impact of currency exchange rates on cash balances	(193)	13
Increase (decrease) in cash	$8,173	$(23,215)
Operating Activities
Net cash provided by operating activities was $20.0 million for the six months ended December 31, 2024, compared to $15.7 million for the six months ended December 31, 2023, an increase of $4.3 million. The increase in cash from operating activities resulted from a net increase in operating assets and liabilities of $45.1 million. This increase was primarily driven by a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters during the six months ended December 31, 2023, offset by $21.0 million in insurance coverage proceeds received during the six months ended December 31, 2023 that are subject in certain cases to reservations of rights by the insurance carriers, as well as the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory. The increase in operating assets and liabilities was partially offset by a decrease of $40.8 million in net income (after consideration of non-cash items included in net income (loss), primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $13.9 million for the six months ended December 31, 2024, compared to net cash used in investing activities of $52.1 million for the six months ended December 31, 2023, a decrease in net cash used of $38.2 million. The decrease in net cash used in investing activities for the six months ended December 31, 2024 was primarily related to decreased capital expenditures compared to the six months ended December 31, 2023.

Financing Activities
Net cash provided by financing activities was $2.3 million for the six months ended December 31, 2024 compared to net cash provided by financing activities of $13.2 million for the six months ended December 31, 2023, a decrease of $10.9 million. During the six months ended December 31, 2024, we borrowed $23.0 million, net of repayments, under our revolving credit facility and repurchased $20.2 million of our Class A Common Stock under our current stock repurchase program. During the six months ended December 31, 2023, we borrowed $35.0 million, net of repayments, under our revolving credit facility and repurchased $19.7 million of our Class A Common Stock under our prior stock repurchase program.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of December 31, 2024, the Company had $23.0 million outstanding under its revolving credit facility and $1.7 million in outstanding letters of credit, with $325.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the six months ended December 31, 2024, we repurchased 22 units that were subject to repurchase agreements, including 19 boats that were related to the ongoing bankruptcy with Tommy's Boats totaling $2.5 million. The repurchases of the boats in the inventory of Tommy's Boats was reflected in our June 30, 2024 consolidated financial statements and those boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the repurchase agreement, the Trustee retained Gordon Brothers to sell the remaining inventory as part of liquidation sales. As of December 31, 2024, we believe none of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats. For fiscal year 2023, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 15 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
Critical Accounting Policies
As of December 31, 2024, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended December 31, 2024, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase programs during the quarter ended December 31, 2024 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
October 1, 2024 through October 31, 2024	200,843	$40.90	200,843	$64,287
November 1, 2024 through November 30, 2024	40,138	44.49	40,138	50,000
December 1, 2024 through December 31, 2024	—	—	—	50,000
Total	240,981	$41.60	240,981	$50,000
(1) On October 26, 2023, our Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. During the three months ended December 31, 2024, we repurchased 240,981 shares of Class A Common Stock for $10.1 million in cash including related fees and expenses under our 2023 Repurchase Program. On October 23, 2024, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of its Class A Common Stock and the LLC's LLC Units (the “2024 Repurchase Program”) for the period from November 8, 2024 to June 30, 2025. As of December 31, 2024, $50.0 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2024 Repurchase Program. Our share repurchase programs do not obligate us to repurchase a minimum amount of shares. Under the programs, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Malibu Boats, Inc.	S-1	333-192862	3.1	January 8, 2014
3.2	Second Amended and Restated Bylaws of Malibu Boats, Inc.	8-K	001-36290	3.1	October 28, 2024
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1	Description of Class A Common Stock	10-K	001-36290	4.1	August 29, 2024
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
10.1*	Malibu Boats, Inc. 2024 Performance Incentive Plan	8-K	001-36290	10.1	October 28, 2024
10.1*	Transition and Release Agreement, dated as of November 22, 2024, between Malibu Boats, Inc. and Richie Anderson	8-K	001-36290	10.1	November 29, 2024
31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (Included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.
++    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 30, 2025	MALIBU BOATS, INC.

	By:	/s/ Steven D. Menneto
Steven D. Menneto, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Bruce W. Beckman
Bruce W. Beckman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)