Form 10-Q
period 2025-03-31
MALIBU BOATS, INC.
filed 2025-05-08
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of May 5, 2025:	19,190,828	shares
Class B Common Stock, par value $0.01, outstanding as of May 5, 2025:	12	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, impact of macroeconomic conditions on our results of operations and financial condition, our business strategy and plans, and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our large fixed cost base; our ability to execute our manufacturing strategy; our ability to accurately forecast demand for our products; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components; our reliance on certain suppliers for our engines and outboard motors; climate events in areas where we operate; our ability to meet our manufacturing workforce needs; our dependence on key management employees; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; our ability to protect our intellectual property; compromises or disruptions to our network and information systems; risks inherent in operating in foreign jurisdictions, including tariffs; general economic conditions; the continued strength and positive perception of our brands; increased consumer preference for used boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; the seasonality of our business; competition within our industry and with other activities for consumers’ scarce leisure time; changes in currency exchange rates; inflation and heightened interest rates; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names and other long-lived assets; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our obligation to make certain payments under a tax receivable agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on August 29, 2024, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.
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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net sales	$228,662	$203,419	$600,522	$670,323
Cost of sales	182,938	163,086	489,171	535,721
Gross profit	45,724	40,333	111,351	134,602
Operating expenses:
Selling and marketing	6,832	6,552	17,681	17,914
General and administrative	19,849	18,608	73,634	54,753
Goodwill and other intangible asset impairment	—	88,389	—	88,389
Amortization	1,676	1,686	5,104	5,114
Operating income (loss)	17,367	(74,902)	14,932	(31,568)
Other expense (income), net:
Other income, net	(7)	(14)	(26)	(33)
Interest expense	525	296	1,506	1,851
Other expense, net	518	282	1,480	1,818
Income (loss) before provision (benefit) for income taxes	16,849	(75,184)	13,452	(33,386)
Provision (benefit) for income taxes	3,676	(7,425)	3,005	3,459
Net income (loss)	13,173	(67,759)	10,447	(36,845)
Net income (loss) attributable to non-controlling interest	283	(928)	242	(154)
Net income (loss) attributable to Malibu Boats, Inc.	$12,890	$(66,831)	$10,205	$(36,691)

Comprehensive income (loss):
Net income (loss)	$13,173	$(67,759)	$10,447	$(36,845)
Other comprehensive income (loss):
Change in cumulative translation adjustment	208	(1,116)	(1,604)	(440)
Other comprehensive income (loss)	208	(1,116)	(1,604)	(440)
Comprehensive income (loss)	13,381	(68,875)	8,843	(37,285)
Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	287	(943)	198	(150)
Comprehensive income (loss) attributable to Malibu Boats, Inc., net of tax	$13,094	$(67,932)	$8,645	$(37,135)

Weighted-average shares outstanding used in computing net income (loss) per share:
Basic	19,557,572	20,399,018	19,776,527	20,453,951
Diluted	19,581,407	20,399,018	19,808,674	20,453,951
Net income (loss) available to Class A Common Stock per share:
Basic	$0.66	$(3.28)	$0.52	$(1.79)
Diluted	$0.66	$(3.28)	$0.52	$(1.79)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2025	June 30, 2024
Assets
Current assets
Cash	$38,713	$26,945
Trade receivables, net	42,388	23,141
Inventories	147,626	145,573
Prepaid expenses and other current assets	6,152	6,470
Assets held for sale	3,059	—
Total current assets	237,938	202,129
Property, plant and equipment, net	237,399	244,601
Goodwill	51,040	51,415
Other intangible assets, net	170,300	175,449
Deferred tax assets	54,292	58,097
Other assets	7,797	7,933
Total assets	$758,766	$739,624
Liabilities
Current liabilities
Accounts payable	$42,241	$19,152
Accrued expenses	105,982	119,430
Income taxes and tax distribution payable	151	4
Total current liabilities	148,374	138,586
Deferred tax liabilities	15,887	17,661
Other liabilities	7,953	8,045
Payable pursuant to tax receivable agreement	40,616	40,613
Long-term debt	28,000	—
Total liabilities	240,830	204,905
Commitments and contingencies (See Note 15)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,356,193 shares issued and outstanding as of March 31, 2025; 20,181,542 issued and outstanding as of June 30, 2024	192	200
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of March 31, 2025 and June 30, 2024	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and June 30, 2024	—	—
Additional paid in capital	38,628	64,222
Accumulated other comprehensive loss, net of tax	(5,802)	(4,198)
Accumulated earnings	479,990	469,785
Total stockholders' equity attributable to Malibu Boats, Inc.	513,008	530,009
Non-controlling interest	4,928	4,710
Total stockholders’ equity	517,936	534,719
Total liabilities and stockholders' equity	$758,766	$739,624
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20,182	$200	12	$—	$64,222	$(4,198)	$469,785	$4,710	$534,719
Net loss	—	—	—	—	—	—	(5,048)	(99)	(5,147)
Stock based compensation, net of withholding taxes on vested equity awards	(21)	—	—	—	1,869	—	—	—	1,869
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(278)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	968	—	15	983
Balance at September 30, 2024	19,883	$197	12	$—	$56,041	$(3,230)	$464,737	$4,626	$522,371
Net income	—	—	—	—	—	—	2,363	58	2,421
Stock based compensation, net of withholding taxes on vested equity awards	75	1	—	—	1,371	—	—	—	1,372
Issuances of equity for services	11	—	—	—	927	—	—	—	927
Issuances of equity for exercise of stock options	—	—	—	—	233	—	—	—	233
Repurchase and retirement of common stock	(241)	(2)	—	—	(10,097)	—	—	—	(10,099)
Foreign currency translation adjustment	—	—	—	—	—	(2,780)	—	(43)	(2,823)
Balance at December 31, 2024	19,728	$196	12	$—	$48,475	$(6,010)	$467,100	$4,641	$514,402
Net income	—	—	—	—	—	—	12,890	283	13,173
Stock based compensation, net of withholding taxes on vested equity awards	(93)	(1)	—	—	210	—	—	—	209
Issuances of equity for services		—	—	—	40	—	—	—	40
Repurchase and retirement of common stock	(279)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	208	—	4	212
Balance at March 31, 2025	19,356	$192	12	$—	$38,628	$(5,802)	$479,990	$4,928	$517,936

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	20,603	$204	12	$—	$86,321	$(4,340)	$525,697	$7,871	$615,753
Net income	—	—	—	—	—	—	20,259	511	20,770
Stock based compensation, net of withholding taxes on vested equity awards	—	—	—	—	1,443	—	—	—	1,443
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(199)	(2)	—	—	(9,617)	—	—	—	(9,619)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(751)	—	(17)	(768)
Balance at September 30, 2023	20,404	$202	12	$—	$78,194	$(5,091)	$545,956	$8,251	$627,512
Net income	—	—	—	—	—	—	9,881	263	10,144
Stock based compensation, net of withholding taxes on vested equity awards	109	1	—	—	(1,364)	—	—	—	(1,363)
Issuances of equity for services	12	—	—	—	1,037	—	—	—	1,037
Repurchase and retirement of common stock	(226)	(2)	—	—	(10,122)	—	—	—	(10,124)
Foreign currency translation adjustment	—	—	—	—	—	1,427	—	29	1,456
Balance at December 31, 2023	20,299	$201	12	$—	$67,745	$(3,664)	$555,837	$8,543	$628,662
Net loss	—	—	—	—	—	—	(66,831)	(928)	(67,759)
Stock based compensation, net of withholding taxes on vested equity awards	6	—	—	—	1,796	—	—	—	1,796
Issuances of equity for services	—	—	—	—	48	—	—	—	48
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,278)	—	—	—	(1,278)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,950	—	—	—	1,950
Exchange of LLC Units for Class A Common Stock	135	2	—	—	2,521	—	—	(2,521)	2
Foreign currency translation adjustment	—	—	—	—	—	(1,116)	—	(16)	(1,132)
Balance at March 31, 2024	20,440	203	12	—	72,782	(4,780)	489,006	5,078	562,289

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$10,447	$(36,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense	4,297	3,162
Non-cash compensation to directors	1,014	1,466
Depreciation	23,399	19,211
Amortization	5,104	5,114
Deferred income taxes	2,007	546
Goodwill and other intangible asset impairment	—	88,389
Other items, net	1,894	1,701
Change in operating assets and liabilities:
Trade receivables	(19,280)	22,889
Inventories	(2,505)	16,282
Prepaid expenses and other assets	92	81
Accounts payable	24,373	(2,598)
Income taxes payable	242	(567)
Accrued expenses	(13,875)	(78,233)
Other liabilities	(1,742)	(1,377)
Net cash provided by operating activities	35,467	39,221
Investing activities:
Purchases of property and equipment	(20,963)	(64,106)
Proceeds from sale of property and equipment	388	14
Net cash used in investing activities	(20,575)	(64,092)
Financing activities:
Proceeds from revolving credit facility	48,000	75,000
Payments on revolving credit facility	(20,000)	(60,000)
Proceeds received from exercise of stock options	233	—
Cash paid for withholding taxes on vested restricted stock	(789)	(1,242)
Distributions to non-controlling LLC Unit holders	—	(890)
Repurchase and retirement of Class A Common Stock	(30,299)	(19,743)
Net cash used in financing activities	(2,855)	(6,875)
Effect of exchange rate changes on cash	(269)	(75)
Changes in cash	11,768	(31,821)
Cash—Beginning of period	26,945	78,937
Cash—End of period	$38,713	$47,116

Supplemental cash flow information:
Cash paid for interest	$1,551	$2,513
Cash (refund) paid for income taxes, net	(604)	1,991
Non-cash investing and financing activities:
Reclassification of properties to assets held for sale	3,059	—
ROU assets obtained in exchange for lease liabilities	1,787	—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and share and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (“MBI” and, together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). The LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, (“Boats LLC”), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. The Company sells its boats under eight brands - Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes and Cobalt brands. The Company reports its results of operations under three reportable segments - Malibu, Saltwater Fishing and Cobalt.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. The adoption of ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional segment expense disclosures when adopted in the Company’s Form 10-K for the year ended June 30, 2025 and in periodic reports thereafter.
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

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2025				Nine Months Ended March 31, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$98,878	$70,785	$53,914	$223,577	$221,034	$205,196	$159,092	$585,322
Part and other sales	3,360	1,083	642	5,085	11,322	1,576	2,302	15,200
Net Sales	$102,238	$71,868	$54,556	$228,662	$232,356	$206,772	$161,394	$600,522

Revenue by geography:
North America	$93,333	$69,556	$51,390	$214,279	$211,909	$197,680	$154,555	$564,144
International	8,905	2,312	3,166	14,383	20,447	9,092	6,839	36,378
Net Sales	$102,238	$71,868	$54,556	$228,662	$232,356	$206,772	$161,394	$600,522

	Three Months Ended March 31, 2024				Nine Months Ended March 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$57,283	$80,839	$61,445	$199,567	230,994	255,571	169,940	$656,505
Part and other sales	2,911	384	557	3,852	10,594	1,008	2,216	13,818
Net Sales	$60,194	$81,223	$62,002	$203,419	$241,588	$256,579	$172,156	$670,323

Revenue by geography:
North America	$51,118	$75,471	$58,506	$185,095	217,296	245,666	167,598	$630,560
International	9,076	5,752	3,496	18,324	24,292	10,913	4,558	39,763
Net Sales	$60,194	$81,223	$62,002	$203,419	$241,588	$256,579	$172,156	$670,323
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

3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss) represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of March 31, 2025		As of June 30, 2024
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	321,419	1.6%	321,419	1.6%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,356,193	98.4%	20,181,542	98.4%
	19,677,612	100.0%	20,502,961	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2025, the Company caused the LLC to issue a total of 125,274 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. incentive plans and the issuance of Class A Common Stock for the exercise of options granted under the incentive plans. During the nine months ended March 31, 2025, 6,885 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 50,200 LLC Units were canceled in connection with stock awards with a performance condition that was deemed to not be achieved and 94,732 LLC Units were cancelled in connection with the forfeiture of stock awards. In connection with the cancellation of LLC Units described above, an equivalent 151,817 treasury shares were retired in accordance with the LLC Agreement. Also during the nine months ended March 31, 2025, 798,806 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 798,806 shares under the Company's stock repurchase program that expired on November 8, 2024, and the Company's Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of its Class A Common Stock and the LLC's LLC Units (the “2024 Repurchase Program”) for the period from November 8, 2024 to June 30, 2025. As of March 31, 2025, $39.9 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2024 Repurchase Program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2025 and June 30, 2024, respectively, tax distributions payable to non-controlling LLC Unit holders were $0. During the nine months ended March 31, 2025 and 2024, tax distributions paid to the non-controlling LLC Unit holders were $0 and $890, respectively.
Other Distributions

Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Inventories
Inventories consisted of the following:

	As of March 31, 2025	As of June 30, 2024
Raw materials	$99,176	$107,245
Work in progress	26,734	20,683
Finished goods	21,716	16,392
Inventory subject to return [1]	—	1,253
Total inventories	$147,626	$145,573
(1) Represents accrual related to Tommy's Boats. See Note 15 of our condensed consolidated financial statements included elsewhere in this report.
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of March 31, 2025	As of June 30, 2024
Land	$4,716	$4,890
Building and leasehold improvements	171,650	170,958
Machinery and equipment	141,590	118,123
Furniture and fixtures	16,083	15,466
Construction in process	30,805	43,511
	364,844	352,948
Less: Accumulated depreciation	(127,445)	(108,347)
Property, plant and equipment, net	$237,399	$244,601

Included within the current asset section of our condensed consolidated balance sheet at March 31, 2025 is an amount classified as assets held for sale totaling $3.1 million. The assets held for sale consist of the land and building from the former Malibu Electronics (included within the Malibu segment) manufacturing building located in Alexander City, Alabama. The Company no longer has a use for this building as the current Malibu Electronics manufacturing building is now located in Loudon, Tennessee. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present obligation and expected to sell within 12 months.
Depreciation expense was $8,201 and $6,544 for the three months ended March 31, 2025 and 2024, respectively, and $23,399 and $19,211 for the nine months ended March 31, 2025 and March 31, 2024, respectively, substantially all of which was recorded in cost of sales.

6. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the nine months ended March 31, 2025 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2024 [1]	$12,099	$19,525	$19,791	$51,415
Effect of foreign currency changes on goodwill	(375)	—	—	(375)
Balance as of March 31, 2025	$11,724	$19,525	$19,791	$51,040
(1) Net of accumulated impairment losses of $49,189 in our Saltwater Fishing segment.
The components of other intangible assets were as follows:

	As of March 31, 2025	As of June 30, 2024	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,602	$131,735	15-20	13.9
Patent	2,600	2,600	15	7.3
Trade name	100	100	15	5.2
Non-compete agreement	44	47	10	0
Total	134,346	134,482
Less: Accumulated amortization	(43,046)	(38,033)
Total definite-lived intangible assets, net	91,300	96,449
Indefinite-lived intangible:
Trade name	79,000	118,200
Less: Impairment charge	—	(39,200)
Total other intangible assets, net	$170,300	$175,449
Amortization expense recognized on all amortizable intangibles was $1,676 and $1,686 for the three months ended March 31, 2025 and 2024, respectively, and $5,104 and $5,114 for the nine months ended March 31, 2025 and 2024, respectively.
Estimated future amortization expenses as of March 31, 2025 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2025	$1,693
2026	6,794
2027	6,794
2028	6,794
2029	6,794
2030 and thereafter	62,431
$91,300

7. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2025	As of June 30, 2024
Warranties	$34,815	$37,967
Dealer incentives	12,925	28,911
Accrued compensation	18,940	13,791
Current operating lease liabilities	2,373	2,177
Accrued legal and professional fees	25,525	22,467
Customer deposits	4,872	4,270
Government grant	4,300	5,867
Other accrued expenses	2,232	3,980
Total accrued expenses	$105,982	$119,430
Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. Additionally, accrued legal and professional fees include approximately $3,500 related to the settlement agreement with Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth LLC and its affiliate debtors, which agreement was approved by the United States Bankruptcy Court of the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") and is subject to certain conditions. For more information, refer to Note 15 of our condensed consolidated financial statements included elsewhere in this report.
Government grant includes approximately $4,300 related to an Economic Development Grant paid by the State of Tennessee in relation to the purchase of the Roane County property purchase and related improvements. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$35,551	$40,587	$37,967	$41,709
Add: Warranty expense	4,705	4,173	15,674	17,210
Less: Warranty claims paid	(5,441)	(6,053)	(18,826)	(20,212)
Ending balance	$34,815	$38,707	$34,815	$38,707

9. Financing
Outstanding debt consisted of the following:

	As of March 31, 2025	As of June 30, 2024
Term loan	$—	$—
Revolving credit loan	28,000	—
Total debt	28,000	—
Less current maturities	—	—
Long-term debt less current maturities	$28,000	$—
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of March 31, 2025, Boats LLC had $28,000 outstanding under its revolving credit facility and $1,697 in outstanding letters of credit, with $320,303 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of March 31, 2025, the interest rate on the Company’s revolving credit facility was 7.75%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of March 31, 2025, the Company was in compliance with the financial covenants contained in the Credit Agreement.

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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of March 31, 2025	As of June 30, 2024
Assets
Right-of-use assets	Other assets	$6,996	$6,883

Liabilities
Current operating lease liabilities	Accrued expenses	$2,373	$2,177
Long-term operating lease liabilities	Other liabilities	5,464	5,763
Total lease liabilities		$7,837	$7,940

Classification		Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Operating lease costs (1)	Cost of sales	$679	$641	$1,814	$1,985
	Selling and marketing, and general and administrative	195	201	586	645

Sublease income	Other income, net	(10)	(10)	(29)	(29)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	669	665	1,996	1,995
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of March 31, 2025 and 2024 was 3.24 years and 3.92 years, respectively. As of March 31, 2025 and 2024, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 4.57% and 3.68%, respectively.
Future annual minimum lease payments for the following fiscal years as of March 31, 2025 are as follows:

Amount
Remainder of 2025	$669
2026	2,672
2027	2,662
2028	1,916
2029	417
2030 and thereafter	140
Total	8,476
Less: imputed interest	(639)
Present value of lease liabilities	$7,837
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
The following table reflects the changes to the Company's tax receivable agreement liability:

	As of March 31, 2025	As of June 30, 2024
Beginning balance	$40,613	$43,465
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	1,320
Adjustment for change in estimated state tax rate or benefits	3	36
Payments under tax receivable agreement	—	(4,208)
	40,616	40,613
Less: current portion under tax receivable agreement	—	—
Ending balance	$40,616	$40,613
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
As of March 31, 2025 and June 30, 2024, the Company recorded deferred tax assets $120,015 associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated once net operating losses are utilized and there is sufficient taxable income.
12. Income Taxes
The Company is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes. Maverick Boat Group is separately subject to U.S. federal and state income tax with respect to its net taxable income.
Income taxes are computed in accordance with ASC Topic 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision (benefit) for income taxes in the period in which this determination is made.
As of March 31, 2025 and June 30, 2024, the Company maintained a total valuation allowance of $17,445 and $17,355, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation are recognized upon enactment. The Company did not recognize any significant impact to income tax benefit for the nine months ended March 31, 2025 relating to the Inflation Reduction Act.
For the three months ended March 31, 2025 and 2024, the Company's effective tax rate was 21.8% and 9.9%, respectively. For the nine months ended March 31, 2025 and 2024, the Company's effective tax rate was 22.3% and (10.4)%, respectively. For the three months ended March 31, 2025, the Company's effective tax rate was reduced by research tax credits. This reduction was partially offset by the impact of U.S. state taxes. For the nine months ended March 31, 2025, the Company's effective tax rate was reduced by research tax credits. These reductions were partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes. For the three months ended March 31, 2024, the Company's effective tax rate was reduced by impairment charges related to the Company's Maverick Boat Group reporting unit. For the nine months ended March 31, 2024, the Company's effective tax rate was reduced by impairment charges related to the Company's Maverick Boat Group reporting unit, as well certain federal tax code limitations and the impact of U.S. state taxes.

13. Stock-Based Compensation
The Company adopted a Long Term Incentive Plan (the "2014 Incentive Plan") which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the 2014 Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2024, no further shares were to be issued from the 2014 Incentive Plan. The number of any shares subject to stock options, restricted stock and restricted stock unit awards granted under the 2014 Incentive Plan that were outstanding as of October 23, 2024 and that are expired, forfeited, terminated, cancelled or otherwise reacquired after such date without having become vested will transfer to the 2024 Plan (defined below).
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
On October 23, 2024, at the Company’s annual meeting of stockholders (the “2024 Annual Meeting”) the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of March 31, 2025, 871,001 shares remain available for future issuance under the 2024 Plan.
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
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2027. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 25,000. The grant date fair value of the awards was estimated to be $697, based on a stock price of $42.33. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 6, 2027. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 33,000. The grant date fair value of the awards was estimated to be $868 which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on the Monte Carlo estimated probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
February 7th, 2025, Mr. Ritchie Anderson retired from his position as President of the Company and from all other positions held with the Company and each of its subsidiaries. In connection with Mr. Anderson’s retirement, Mr. Anderson forfeited 187,431 shares of the Company’s Class A Common Stock underlying unvested restricted stock awards, restricted stock units and performance awards previously granted to Mr. Anderson.

The following is a summary of the changes in the Company's stock options for the nine months ended March 31, 2025:

	Shares	Weighted-Average Exercise Price/Share
Total outstanding options as of June 30, 2024	17,973	$37.55
Options granted	—	—
Options exercised	(5,989)	37.55
Options expired	(11,984)	37.55
Outstanding options as of March 31, 2025	—	$—
Exercisable as of March 31, 2025	—	$—
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2025:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2024	519,106	$50.08
Granted	240,268	40.22
Vested	(80,713)	50.38
Forfeited	(252,040)	50.55
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2025	426,621	$44.20
Stock-based compensation expense attributable to the Company's share-based equity awards was $264 and $1,839 for the three months ended March 31, 2025 and 2024, respectively, and $4,297 and $3,162 for the nine months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense attributed to share-based equity awards issued under both the 2014 Incentive Plan and 2024 Plan are recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income (loss). Awards vesting during the three and nine months ended March 31, 2025 include 1,085 and 15,021 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.

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
Basic and diluted net income (loss) per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$12,890	$(66,831)	$10,205	$(36,691)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A Common Stock	19,265,683	20,123,229	19,491,093	20,183,193
Weighted-average participating restricted stock units convertible into Class A Common Stock	291,889	275,789	285,434	270,758
Basic weighted-average shares outstanding	19,557,572	20,399,018	19,776,527	20,453,951
Basic net income (loss) per share	$0.66	$(3.28)	$0.52	$(1.79)

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$12,890	$(66,831)	$10,205	$(36,691)
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	19,557,572	20,399,018	19,776,527	20,453,951
Restricted stock units granted to employees	19,010	—	25,407	—
Stock options granted to employees	—	—	470	—
Market performance awards granted to employees	4,825	—	6,270	—
Diluted weighted-average shares outstanding [1]	19,581,407	20,399,018	19,808,674	20,453,951
Diluted net income (loss) per share	$0.66	$(3.28)	$0.52	$(1.79)
1 The Company excluded (i) 517,936 and 652,636 potentially dilutive shares from the calculation of diluted net income (loss) per share for the three months ended March 31, 2025 and 2024, respectively, and (ii) 552,259 and 603,437 potentially dilutive shares from the calculation of diluted net income (loss) per share for the nine months ended March 31, 2025 and 2024, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income (loss) per share of Class B Common Stock have not been presented.
15. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $430,216 and $367,950 as of March 31, 2025 and June 30, 2024, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended March 31, 2025, the Company repurchased 22 units that were subject to repurchase agreements, including 19 units from a lender of one of its former dealers. As of March 31, 2025, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve as of March 31, 2025 consistent with June 30, 2024.
Of the 22 units repurchased during the nine months ended March 31, 2025, 19 units totaling $2.5 million were subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor financing plan for Tommy's Boats. Such repurchase was reflected in the Company's June 30, 2024 consolidated financial statements and these boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the Repurchase Agreement, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth, LLC and its affiliate debtors (the “Debtors”) in the jointly administered Chapter 11 Cases No. 24-90000 retained Gordon Brothers to sell the remaining inventory as part of liquidation sales. During the three and nine months ended March 31, 2024, the Company repurchased 17 units from the lenders of one of its former dealers.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 8 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of March 31, 2025 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of March 31, 2025 that will have a material adverse impact on the Company's financial condition, results of operations or cash flows.
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
MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of March 31, 2025, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
Tommy's Boats and Matthew Borisch
On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats is seeking monetary damages. Boats LLC took possession of 19 new model year 2024 boats according to a repurchase agreement with M&T Bank, the floor financing lender to Tommy’s Boats. These boats were subsequently resold during the three months ended September 30, 2024. On July 3, 2024, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Boats voluntarily dismissed without prejudice the claims filed by Tommy's Boats. Pursuant to an order of the bankruptcy court, MBI and Boats LLC agreed to cooperate in good faith to mediate with the Trustee. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against MBI, Boats LLC, and Jack Springer in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00339), alleging similar allegations to those of the dismissed complaint against MBI and Boats LLC filed by Tommy’s Boats. Mr. Borisch amended his complaint on October 29, 2024. On October 7, 2024, MBI and Boats LLC entered into a Settlement Agreement (the “Settlement Agreement”) with the Trustee. Pursuant to the Settlement Agreement, upon the satisfaction of certain conditions, MBI and Boats LLC agreed to pay the Tommy’s Boats’ estate $3.5 million in cash and MBI and Boats LLC and the Trustee agreed to mutual releases of all outstanding claims between them. In addition, the settlement is conditioned upon the Bankruptcy Court’s determining that Mr. Borisch’s claims in the Eastern District of Tennessee action (Case 3:24-cv-00339) belong to the Tommy’s Boats estates, and are therefore settled by the Settlement Agreement between the Trustee and MBI and Boats LLC, and that to enforce the automatic stay, Mr. Borisch must be enjoined from pursuing these claims or any other claims against MBI and Boats LLC that are property of the Tommy’s Boats estates. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024, although the Settlement Agreement has not gone effective because the Bankruptcy Court has not yet decided whether Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates. The Trustee’s request for that finding and an injunction against Mr. Borisch is still pending before the Bankruptcy Court.
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

On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company, as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, these derivative actions were consolidated and stayed pending the outcome of MBI's motion to dismiss the securities class action. On April 8, 2025, a third stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). The derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. The Company intends to vigorously defend itself against claims alleged in these derivative actions. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
Customer Class Action Lawsuit
On May 31, 2024, a customer filed a class action complaint against MBI and Boats LLC in the United States District Court for the District of Delaware. (Case 1:24-cv-00648). The complaint, which purports to be filed on behalf of a nationwide class of customers, alleges violation of common law, the Magnuson-Moss Warranty Act, breach of express warranty, breach of implied warranty, and violation of California’s Consumer Legal Remedies Act based on guidance issued to customers of certain older model boats related to riding in the bow area of those boats. The Company intends to vigorously defend itself. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

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
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales for the three and nine months ended March 31, 2025, or (b) attributed assets equal to 10% of total assets as of March 31, 2025. Net sales are attributed to countries based on the location of the dealer. The following tables present financial information for the Company’s reportable segments for the three and nine months ended March 31, 2025 and 2024, respectively, and the Company’s financial position at March 31, 2025 and June 30, 2024, respectively:

	Three Months Ended March 31, 2025				Nine Months Ended March 31, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$102,238	$71,868	$54,556	$228,662	$232,356	$206,772	$161,394	$600,522
Income (loss) before provision (benefit) for income taxes	$13,836	$3,117	$(104)	$16,849	$(13)	$8,486	$4,979	$13,452

	Three Months Ended March 31, 2024				Nine Months Ended March 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$60,194	$81,223	$62,002	$203,419	$241,588	$256,579	$172,156	$670,323
(Loss) income before provision (benefit) for income taxes	$(1,108)	$(79,644)	$5,568	$(75,184)	$14,734	$(64,784)	$16,664	$(33,386)

	As of March 31, 2025	As of June 30, 2024
Assets
Malibu	$124,997	$122,707
Saltwater Fishing	363,206	350,063
Cobalt	270,563	266,854
Total assets	$758,766	$739,624

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
Overview
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. Our product portfolio of premium brands are used for a broad range of recreational boating activities including, among others, water sports, general recreational boating and fishing. Our passion for consistent innovation, which has led to proprietary technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key component of their active lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the expanding recreational boating industry.
We currently sell our boats under eight brands as shown in the table below, and we report our results of operations under three reportable segments, Malibu, Saltwater Fishing and Cobalt. See Note 16 to our unaudited interim condensed consolidated financial statements for more information about our reporting segments.

		% of Net Sales
Segment	Brands	Nine Months Ended March 31, 2025	Fiscal year ended June 30, 2024
Malibu	Malibu	38.7%	33.7%
	Axis

Saltwater Fishing	Pursuit	34.4%	39.5%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	26.9%	26.8%

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
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of March 31, 2025, we are the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
We sell our boats through a dealer network that we believe is the strongest in the recreational powerboat category. As of June 30, 2024, our worldwide distribution channel consisted of over 400 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year 2024 and the first nine months of fiscal year 2025, OneWater Marine, Inc. In fiscal year 2023, we had two dealers that represented more than 10% of our consolidated net sales, OneWater Marine, Inc. and Tommy's Boats. During fiscal year 2024, we informed Tommy's Boats that we would not be renewing any of their dealer agreements that had expired as of June 30, 2023 and we terminated two dealer agreements in Texas that had not expired. Tommy's Boats subsequently filed for bankruptcy protection. We subsequently entered into dealer agreements with dealers in 14 of the 15 markets previously served by Tommy's Boats. During the nine months ended March 31, 2025, we repurchased 22 units that were subject to repurchase agreements, including 19 boats from the inventory of Tommy's Boats that were subject to our repurchase agreement with M&T Bank, the floor plan financing lender for Tommy's Boats. Those repurchases were reflected in our June 30, 2024 consolidated financial statements and those boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the Repurchase Agreement, the bankruptcy trustee retained Gordon Brothers to sell the remaining inventory as part of the liquidation of Tommy's inventory. As of December 31, 2024, we believe none of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats.
On a consolidated basis, we achieved third quarter fiscal 2025 net sales, gross profit, net income and Adjusted EBITDA of $228.7 million, $45.7 million, $13.2 million and $28.3 million, respectively, compared to $203.4 million, $40.3 million, $(67.8) million and $24.4 million, respectively, for the third quarter of fiscal 2024. For the third quarter of fiscal 2025, net sales increased 12.4%, gross profit increased 13.4%, net income increased 119.4% and Adjusted EBITDA increased 16.0% as compared to the third quarter of fiscal 2024. For the definition of Adjusted EBITDA and a reconciliation to net income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
The recreational power boat industry continues to be challenged by macro-economic factors, including high inflation and high interest rates, that have increased the cost of production and taken many interest rate sensitive buyers out of the market. In recent months, tariffs have also been introduced, as discussed below, and we are monitoring the impact they may have on cost of production and demand. Simultaneously, less price sensitive buyers have been purchasing larger, more feature-rich boats with higher average selling prices.
Due to high dealer flooring costs and a continued soft retail environment, we expect our dealers to reduce their inventories further in fiscal 2025. Additionally, we expect the retail market to continue to decline in fiscal 2025.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. We believe our strong brands, new product pipeline, strong dealer network and ability to increase production will allow us to maintain, and potentially expand, our leading market positions.
Our financial results and operations have been, and will continue to be, impacted by events outside of our control, including trade policies and tariffs, inflationary pressures, interest rates, material shortages, weather events and global economic uncertainty. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. presidential administration has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue negotiating trade policies. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. We estimate that 18-20% of our cost of sales are sourced from outside the United States and thus we have the potential to be materially impacted by tariffs in future periods. We are continuing to monitor the potential long-term impact of tariffs and are taking a proactive approach to mitigating material supply chain risks. We, however, do not anticipate tariffs materially impacting our cost structure for the remainder of fiscal year 2025.

Numerous other variables also have the potential to impact our volumes, both positively and negatively. In the near term, we expect to continue to experience reduced retail consumer demand for our product and on-going pressure from dealers to reduce dealer inventories. However, we expect to continue to successfully navigate a challenging economic environment and anticipate delivering higher sales in the second half of fiscal 2025 relative to the same period in fiscal 2024 and relative to the first half of fiscal 2025.
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
Other Expense, Net
Other expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense can include adjustments to our tax receivable agreement liability and sublease income.

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
Net Income (Loss) Attributable to Non-controlling Interest
As of March 31, 2025 and 2024, we had a 98.4% and a 98.5%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income (loss) attributable to non-controlling interest represents the portion of net income (loss) attributable to the non-controlling LLC members.

Results of Operations
The table below sets forth our unaudited interim consolidated results of operations, expressed in thousands (except unit volume and net sales per unit) and as a percentage of net sales, for the periods presented. Our unaudited interim consolidated financial results for these periods are not necessarily indicative of the consolidated financial results that we will achieve in future periods. Certain totals in the table below will not sum to exactly 100% due to rounding.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	228,662	100.0%	203,419	100.0%	600,522	100.0%	670,323	100.0%
Cost of sales	182,938	80.0%	163,086	80.2%	489,171	81.5%	535,721	79.9%
Gross profit	45,724	20.0%	40,333	19.8%	111,351	18.5%	134,602	20.1%
Operating expenses:
Selling and marketing	6,832	3.0%	6,552	3.2%	17,681	2.9%	17,914	2.7%
General and administrative	19,849	8.7%	18,608	9.1%	73,634	12.3%	54,753	8.2%
Goodwill and other intangible asset impairment	—	—%	88,389	43.5%	—	—%	88,389	13.2%
Amortization	1,676	0.7%	1,686	0.8%	5,104	0.8%	5,114	0.8%
Operating income (loss)	17,367	7.6%	(74,902)	(36.8)%	14,932	2.5%	(31,568)	(4.7)%
Other expense, net:
Other (income), net	(7)	—%	(14)	—%	(26)	—%	(33)	—%
Interest expense	525	0.2%	296	0.1%	1,506	0.3%	1,851	0.3%
Other expense, net	518	0.2%	282	0.1%	1,480	0.2%	1,818	0.3%
Income (loss) before provision (benefit) for income taxes	16,849	7.4%	(75,184)	(37.0)%	13,452	2.2%	(33,386)	(5.0)%
Provision (benefit) for income taxes	3,676	1.6%	(7,425)	(3.7)%	3,005	0.5%	3,459	0.5%
Net income (loss)	13,173	5.8%	(67,759)	(33.3)%	10,447	1.7%	(36,845)	(5.5)%
Net income (loss) attributable to non-controlling interest	283	0.1%	(928)	(0.5)%	242	—%	(154)	—%
Net income (loss) attributable to Malibu Boats, Inc.	12,890	5.6%	(66,831)	(32.9)%	10,205	1.7%	(36,691)	(5.5)%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	744	52.0%	452	35.6%	1,653	45.0%	1,862	42.9%
Saltwater Fishing	326	22.8%	381	30.0%	943	25.6%	1,277	29.4%
Cobalt	361	25.2%	436	34.4%	1,081	29.4%	1,201	27.7%
Total units	1,431	100.0%	1,269	100.0%	3,677	100%	4,340	100.0%

Net sales per unit	$159,792		$160,299		$163,318		$154,452

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Net Sales
Net sales for the three months ended March 31, 2025 increased $25.2 million, or 12.4%, to $228.7 million as compared to the three months ended March 31, 2024. The increase in net sales was driven primarily by increased unit volumes in the Malibu segment, a favorable model mix across all segments and inflation-driven year-over-year price increases, partially offset by decreased unit volumes in the Cobalt and Saltwater Fishing segments and an unfavorable segment mix. Unit volume for the three months ended March 31, 2025, increased 162 units, or 12.8%, to 1,431 units as compared to the three months ended March 31, 2024. Our unit volume increased primarily due to higher wholesale shipments across the Malibu segment, partially offset by lower volumes in the Cobalt and Saltwater Fishing segments due to our dealers' desire to hold less inventory.
Net sales attributable to our Malibu segment increased $42.0 million, or 69.8%, to $102.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Unit volumes attributable to our Malibu segment increased 292 units for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to lower wholesale shipments during the three months ended March 31, 2024, as a result of elevated dealer inventory levels. The increase in net sales was driven by an increase in units, a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $9.4 million, or 11.5%, to $71.9 million, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Unit volumes attributable to our Saltwater Fishing segment decreased 55 units for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units and partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $7.4 million, or 12.0%, to $54.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Unit volumes attributable to Cobalt decreased 75 units for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower wholesale shipments driven by our dealers' desire to hold less inventory. The decrease in net sales was driven primarily by a decrease in units, partially offset by favorable model mix and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit decreased (0.3)% to $159,792 per unit for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in overall consolidated net sales per unit was driven primarily by an unfavorable segment mix partially offset by favorable model mix across all segments and inflation-driven year-over-year price increases. Net sales per unit for our Malibu segment increased 3.2% to $137,417 per unit for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by favorable model mix and inflation-driven year-over-year price increases. Net sales per unit for our Saltwater Fishing segment increased 3.4% to $220,454 per unit for the three months ended March 31, 2025 driven by favorable model mix and inflation-driven year-over-year price increases. Net sales per unit for our Cobalt segment increased 6.3% to $151,125 per unit for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by favorable model mix and inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended March 31, 2025 increased $19.9 million, or 12.2%, to $182.9 million as compared to the three months ended March 31, 2024. The increase in cost of sales was primarily driven by a 12.4% increase in net sales due to higher unit volumes, a more expensive product mix and partially offset by lower per unit labor costs due to fixed cost leveraging.
Gross Profit
Gross profit for the three months ended March 31, 2025 increased $5.4 million, or 13.4%, to $45.7 million compared to the three months ended March 31, 2024. The increase in gross profit was driven by higher net sales partially offset by increased cost of sales for the reasons noted above. Gross margin for the three months ended March 31, 2025 increased 20 basis points from 19.8% to 20.0% driven primarily by the decrease in cost of sales as a percentage of revenue driven by lower per unit labor costs due to fixed cost leveraging.

Operating Expenses
Selling and marketing expenses for the three months ended March 31, 2025 increased $0.3 million, or 4.3% to $6.8 million compared to the three months ended March 31, 2024. The increase was driven primarily by an increase in certain marketing events and travel. As a percentage of sales, selling and marketing expenses decreased 20 basis points to 3.0% for the three months ended March 31, 2025 compared to 3.2% for the three months ended March 31, 2024. General and administrative expenses for the three months ended March 31, 2025 increased $1.2 million, or 6.7%, to $19.8 million as compared to the three months ended March 31, 2024 driven primarily by legal and professional fees. As a percentage of sales, general and administrative expenses decreased 0.4% to 8.7% for the three months ended March 31, 2025. Amortization expense remained flat at $1.7 million for the three months ended March 31, 2025.
Other Expense, Net
Other expense, net for the three months ended March 31, 2025 increased by $0.2 million, or 83.7% to $0.5 million, compared to the three months ended March 31, 2024. The increase in other expense resulted primarily from net increased interest expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes for the three months ended March 31, 2025, increased $11.1 million, or 149.5%, to $3.7 million compared to the three months ended March 31, 2024. The increase primarily resulted from increased pre-tax earnings and corresponding state taxes, partially offset by impairment charges related to our Maverick Boat Group reporting unit during the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, our effective tax rate was 21.8% and 9.9%, respectively. For the three months ended March 31, 2025, our effective tax rate was reduced by research tax credits. This reduction was partially offset by the impact of U.S. state taxes. For the three months ended March 31, 2024, our effective tax rate was reduced by the impairment charges related to our Maverick Boat Group reporting unit.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income (loss) for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2025 and 2024, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.6% and 1.7%, respectively.
Comparison of the Nine Months Ended March 31, 2025 to the Nine Months Ended March 31, 2024
Net Sales
Net sales for the nine months ended March 31, 2025 decreased $69.8 million, or 10.4%, to $600.5 million as compared to the nine months ended March 31, 2024. The decreased net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased wholesale shipments, an unfavorable segment mix, partially offset by a favorable model mix across all segments and inflation-driven year-over-year price increases. Unit volume for the nine months ended March 31, 2025, decreased 663 units, or 15.3%, to 3,677 units as compared to the nine months ended March 31, 2024. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity and our dealers' desire to hold less inventory.
Net sales attributable to our Malibu segment decreased $9.2 million, or 3.8%, to $232.4 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Unit volumes attributable to our Malibu segment decreased 209 units for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $49.8 million, or 19.4%, to $206.8 million, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Unit volumes attributable to our Saltwater Fishing segment decreased 334 units for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.

Net sales attributable to our Cobalt segment decreased $10.8 million, or 6.3%, to $161.4 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Unit volumes attributable to Cobalt decreased 120 units for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to lower wholesale shipments driven by our dealers' desire to hold less inventory. The decrease in net sales was driven primarily by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 5.7% to $163,318 per unit for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The increase in overall consolidated net sales per unit was driven primarily by a favorable model mix across all segments, inflation-driven year-over-year price increases and partially offset by an unfavorable segment mix. Net sales per unit for our Malibu segment increased 8.3% to $140,566 per unit for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, driven by favorable model mix, inflation-driven year-over-year price increases and non-boat related customer service parts sales. Net sales per unit for our Saltwater Fishing segment increased 9.1% to $219,270 per unit for the nine months ended March 31, 2025 driven by favorable model mix and inflation-driven year-over-year price increases and partially offset by increased dealer incentive costs. Net sales per unit for our Cobalt segment increased 4.2% to $149,301 per unit for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, driven by favorable model mix and inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the nine months ended March 31, 2025 decreased $46.6 million, or 8.7%, to $489.2 million as compared to the nine months ended March 31, 2024. The decrease in cost of sales was primarily driven by a 10.4% decrease in net sales due to lower unit volumes, partially offset by higher per unit material and labor costs of $9.6 million, $14.8 million and $8.8 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleverage, a more expensive model mix and inflationary pressures.
Gross Profit
Gross profit for the nine months ended March 31, 2025 decreased $23.3 million, or 17.3%, to $111.4 million compared to the nine months ended March 31, 2024. The decrease in gross profit was driven primarily by lower net sales partially offset by decreased cost of sales for the reasons noted above. Gross margin for the nine months ended March 31, 2025 decreased 160 basis points from 20.1% to 18.5% driven primarily by higher per unit material and labor costs and fixed cost deleverage due to lower sales.
Operating Expenses
Selling and marketing expenses for the nine months ended March 31, 2025 decreased $0.2 million, or 1.3% to $17.7 million compared to the nine months ended March 31, 2024. The decrease was driven primarily by a decrease in certain marketing events. As a percentage of sales, selling and marketing expenses increased 0.2% to 2.9% for the nine months ended March 31, 2025 compared to 2.7% for the nine months ended March 31, 2024. General and administrative expenses for the nine months ended March 31, 2025 increased $18.9 million, or 34.5%, to $73.6 million as compared to the nine months ended March 31, 2024 driven primarily by a $3.5 million legal settlement along with other related legal fees and increases in stock-based compensation expense, incentive pay and salaries. As a percentage of sales, general and administrative expenses increased 4.1% to 12.3% for the nine months ended March 31, 2025 compared to 8.2% for the nine months ended March 31, 2024. Amortization expense remained flat at $5.1 million for the nine months ended March 31, 2025.
Other Expense, Net
Other expense, net for the nine months ended March 31, 2025 decreased by $0.3 million, or 18.6% to $1.5 million, compared to the nine months ended March 31, 2024. The decrease in other expense resulted primarily from decreased interest expense during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.
Provision for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2025, decreased $0.45 million, or 13.1%, to $3.0 million compared to the nine months ended March 31, 2024. The decrease primarily resulted from impairment charges related to our Maverick Boat Group reporting unit for the nine months ended March 31, 2024, partially offset by increased pre-tax earnings and corresponding state taxes. For the nine months ended March 31, 2025, the Company's effective tax rate was reduced by research tax credits. These reductions were partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes. For the nine months ended March 31, 2024, our effective tax rate was reduced by impairment charges related to our Maverick Boat Group reporting unit, as well as certain federal tax code limitations and the impact of U.S. state taxes.

Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income (loss) for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2025 and 2024, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.6% and 2.0%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation, amortization, goodwill and other intangible asset impairment expense and non-cash, non-recurring or non-operating expenses, including certain professional fees, litigation settlements and non-cash compensation expense. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of net income (loss) as determined by GAAP. Management believes adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to Adjusted EBITDA and presentation of net income (loss) margin and Adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$13,173	$(67,759)	$10,447	$(36,845)
Provision (benefit) for income taxes	3,676	(7,425)	3,005	3,459
Interest expense	525	296	1,506	1,851
Depreciation	8,201	6,544	23,399	19,211
Amortization	1,676	1,686	5,104	5,114
Goodwill and other intangible asset impairment [1]	—	88,389	—	88,389
Professional fees [2]	808	839	3,849	1,986
Litigation settlement [3]	—	—	3,500	—
Stock-based compensation expense [4]	264	1,839	4,297	3,162
Adjusted EBITDA	$28,323	$24,409	$55,107	$86,327
Net Sales	$228,662	$203,419	$600,522	$670,323
Net Income (Loss) Margin [5]	5.8%	(33.3)%	1.7%	(5.5)%
Adjusted EBITDA Margin [5]	12.4%	12.0%	9.2%	12.9%

(1)	For the three and nine months ended March 31, 2024, represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)
For the three and nine months ended March 31, 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch for fiscal year 2025. For the three and nine months ended March 31, 2024, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to Batchelder matters for fiscal year 2024 and legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.

(3)	Represents the amount we have agreed to pay pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors. The Settlement Agreement was approved by United States Bankruptcy Court of the Northern District of Texas Fort Worth Division (the "Bankruptcy Court") on November 19, 2024, but has not gone effective because the Bankruptcy Court has not yet decided whether Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates. The Trustee’s request for that finding and an injunction against Mr. Borisch is still pending before the Bankruptcy Court.
(4)	Represents equity-based incentives awarded to employees under our long-term incentive plans and profit interests issued under the previously existing limited liability company agreement of the LLC.
(5)	We calculate net income (loss) margin as net income (loss) divided by net sales, and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Reconciliation of numerator for net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Net income (loss) attributable to Malibu Boats, Inc.	$12,890	$(66,831)	$10,205	$(36,691)
Provision (benefit) for income taxes	3,676	(7,425)	3,005	3,459
Goodwill and other intangible asset impairment [1]	—	88,389	—	88,389
Professional fees [2]	808	839	3,849	1,986
Acquisition and integration related expenses [3]	1,641	1,659	4,995	5,013
Stock-based compensation expense [4]	264	1,839	4,297	3,162
Litigation settlement [5]	—	—	3,500	—
Net income (loss) attributable to non-controlling interest [6]	283	(928)	242	(154)
Fully distributed net income before income taxes	19,562	17,542	30,093	65,164
Income tax expense on fully distributed income before income taxes [7]	4,793	4,298	7,373	15,965
Adjusted fully distributed net income	$14,769	$13,244	$22,720	$49,199

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Reconciliation of denominator for net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock:
Weighted-average shares outstanding of Class A Common Stock used for basic net income (loss) per share:	19,557,572	20,399,018	19,776,527	20,453,951
Adjustments to weighted-average shares of Class A Common Stock:
Weighted-average LLC units held by non-controlling unit holders [8]	321,419	347,529	321,419	420,052
Weighted-average unvested restricted stock awards issued to management [9]	241,931	287,221	273,562	259,719
Adjusted weighted-average shares of Class A Common Stock outstanding used in computing Adjusted Fully Distributed Net Income per Share of Class A Common Stock:	20,120,922	21,033,768	20,371,508	21,133,722
The following table shows the reconciliation of net income (loss) available to Class A Common Stock per share to Adjusted Fully Distributed Net Income per Share of Class A Common Stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss) available to Class A Common Stock per share	$0.66	$(3.28)	$0.52	$(1.79)
Impact of adjustments:
Provision (benefit) for income taxes	0.19	(0.36)	0.15	0.17
Goodwill and other intangible asset impairment [1]	—	4.32	—	4.32
Professional fees [2]	0.04	0.04	0.19	0.10
Acquisition and integration related expenses [3]	0.08	0.09	0.25	0.25
Stock-based compensation expense [4]	0.01	0.09	0.22	0.15
Litigation settlement [5]	—	—	0.18	—
Net income (loss) attributable to non-controlling interest [6]	0.01	(0.04)	0.01	(0.01)
Fully distributed net income per share before income taxes	0.99	0.86	1.52	3.19
Impact of income tax expense on fully distributed income before income taxes [7]	(0.25)	(0.21)	(0.37)	(0.78)
Impact of increased share count [10]	(0.02)	(0.02)	(0.03)	(0.08)
Adjusted Fully Distributed Net Income per Share of Class A Common Stock	$0.72	$0.63	$1.12	$2.33

(1)	For the three and nine months ended March 31, 2024, represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)	For the three and nine months ended March 31, 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch for fiscal year 2025. For the three and nine months ended March 31, 2024, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to Batchelder matters for fiscal year 2024 and legal and advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
(3)	For the three and nine months ended March 31, 2025 and 2024, represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit and Cobalt.
(4)	Represents equity-based incentives awarded to employees under our long-term incentive plans and profit interests issued under the previously existing limited liability company agreement of the LLC.
(5)	Represents the amount we have agreed to pay pursuant to a settlement agreement with Trustee for Tommy's Fort Worth LLC and its affiliate debtors. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024, but has not gone effective because the Bankruptcy Court has not yet decided whether Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates. The Trustee’s request for that finding and an injunction against Mr. Borisch is still pending before the Bankruptcy Court.
(6)	Reflects the elimination of the non-controlling interest in the LLC as if all LLC members had fully exchanged their LLC Units for shares of Class A Common Stock.
(7)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% and 24.5% of income before income taxes for the three and nine months ended March 31, 2025 and 2024, respectively, assuming the conversion of all LLC Units into shares of Class A Common Stock. The estimated normalized annual effective income tax rate for fiscal year 2025 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.

(8)	Represents the weighted-average shares outstanding of LLC Units held by non-controlling interests assuming they were exchanged into Class A Common Stock on a one-for-one basis.
(9)	Represents the weighted-average unvested restricted stock awards included in outstanding shares during the applicable period that were convertible into Class A Common Stock and granted to members of management.
(10)	Reflects impact of increased share counts assuming the exchange of all weighted-average shares outstanding of LLC Units into shares of Class A Common Stock and the conversion of all weighted-average unvested restricted stock awards included in outstanding shares granted to members of management.

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
Capital Expenditures. For fiscal year 2024, we incurred approximately $76.0 million in capital expenditures primarily related to the purchase and completion of our Roane County, Tennessee facility as well as new models, capacity enhancements and vertical integration initiatives. We expect capital expenditures between $25.0 million and $30.0 million for fiscal year 2025 (of which we have incurred approximately $21.0 million through the first nine months of fiscal year 2025), primarily for investments in new models, capacity enhancements and vertical integration initiatives. Other investment opportunities, such as potential strategic acquisitions, may require additional funding.
Principal and Interest Payments. Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of March 31, 2025, we had $28.0 million outstanding under our revolving credit facility and $1.7 million in outstanding letters of credit, with $320.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after March 31, 2025, our interest payments would be approximately $2.2 million within the next 12 months based on the interest rate at March 31, 2025 of 7.75%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations. Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.7 million and our total committed lease payments are $8.5 million as of March 31, 2025. Additional information regarding our operating leases is available in Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations. In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2025 and into fiscal year 2026. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of March 31, 2025, we had purchase orders in the amount of $80.2 million due within the next 12 months.
Return of Capital/Stock Repurchase Program. We previously announced that we intend to return capital of at least $10.0 million per quarter through May 2025 through either the repurchase of Class A Common Stock or through dividend payments. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends. Our Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. Between July 1, 2024 and November 8, 2024, we repurchased 519,466 shares of Class A Common Stock for $20.2 million in cash including related fees and expenses under the 2023 Repurchase Program which expired on November 8, 2024.

On October 23, 2024, our Board of Directors authorized a new stock repurchase program (the "2024 Repurchase Program") for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 9, 2024 to June 30, 2025. Between November 9, 2024 and March 31, 2025, we repurchased 279,340 shares of Class A Common Stock for $10.1 million in cash including related fees and expenses under the 2024 Repurchase Program. As of March 31, 2025, $39.9 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2024 Repurchase Program. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. We have no obligation to repurchase any shares of our common stock under the share repurchase program. We intend to fund repurchases under the repurchase program from cash on hand.
During fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We borrowed $75.0 million under the revolving credit facility to fund a portion of that payment. We maintain liability insurance applicable to the Batchelder-related matters with coverage up to $26.0 million. As of March 31, 2025, we had received approximately $21.0 million in insurance coverage proceeds, subject in certain cases to reservation of rights by the insurance carriers. We contend that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. We intend to vigorously pursue our claims against our insurers to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, we cannot predict the outcome of such litigation.
Our future capital requirements beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of inflation, changing interest rates and volatile fuel prices. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, the performance of our dealers and suppliers, potential strategic acquisitions, the impact of the general economy on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance.
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2025	2024
Total cash provided by (used in):
Operating activities	$35,467	$39,221
Investing activities	(20,575)	(64,092)
Financing activities	(2,855)	(6,875)
Impact of currency exchange rates on cash balances	(269)	(75)
Increase (decrease) in cash	$11,768	$(31,821)
Operating Activities
Net cash provided by operating activities was $35.5 million for the nine months ended March 31, 2025, compared to $39.2 million for the nine months ended March 31, 2024, a decrease of $3.8 million. The decrease in cash from operating activities resulted from a decrease of $34.6 million in net income (after consideration of non-cash items included in net income (loss), primarily related to depreciation, amortization, deferred tax assets and non-cash compensation) offset by a net increase in operating assets and liabilities of $30.8 million. The increase in net operating assets and liabilities was primarily driven by a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters during the nine months ended March 31, 2024, offset by $21.0 million in insurance coverage proceeds received during the nine months ended March 31, 2024 that are subject in certain cases to reservations of rights by the insurance carriers, as well as the timing of collections of accounts receivables, payments for accruals and payables, and purchases of inventory.
Investing Activities
Net cash used in investing activities was $20.6 million for the nine months ended March 31, 2025, compared to net cash used in investing activities of $64.1 million for the nine months ended March 31, 2024, a decrease in net cash used of $43.5 million. The decrease in net cash used in investing activities for the nine months ended March 31, 2025 was primarily related to decreased capital expenditures compared to the nine months ended March 31, 2024. We had increased capital expenditures for the nine months ended March 31, 2024 due to our purchase of our Roane County, Tennessee facility and related capital improvements.
Financing Activities
Net cash used in financing activities was $2.9 million for the nine months ended March 31, 2025 compared to net cash used in financing activities of $6.9 million for the nine months ended March 31, 2024, a decrease in cash used of $4.0 million. During the nine months ended March 31, 2025, we borrowed $28.0 million, net of repayments, under our revolving credit facility and repurchased $30.3 million of our Class A Common Stock under our current stock repurchase program. During the nine months ended March 31, 2024, we borrowed $15.0 million, net of repayments, under our revolving credit facility and repurchased $19.7 million of our Class A Common Stock under our prior stock repurchase program.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of March 31, 2025, the Company had $28.0 million outstanding under its revolving credit facility and $1.7 million in outstanding letters of credit, with $320.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Our indirect subsidiary, Malibu Boats, LLC, is the borrower under the Credit Agreement and its obligations are guaranteed by the LLC and, subject to certain exceptions, the present and future domestic subsidiaries of Malibu Boats, LLC, and all such obligations are secured by substantially all of the assets of the LLC, Malibu Boats, LLC, and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
All borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month Term SOFR plus 1% (the “Base Rate”) or (ii) SOFR, in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.15% to 0.30% per annum, depending on the LLC and its subsidiaries’ consolidated leverage ratio.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the nine months ended March 31, 2025, we repurchased 22 units that were subject to repurchase agreements, including 19 boats that were related to the ongoing bankruptcy with Tommy's Boats totaling $2.5 million. The repurchases of the boats in the inventory of Tommy's Boats was reflected in our June 30, 2024 consolidated financial statements and those boats were subsequently resold during the three months ended

September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the repurchase agreement, the Trustee retained Gordon Brothers to sell the remaining inventory as part of liquidation sales. As of December 31, 2024, we believe none of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats. For fiscal year 2023, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 15 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
Critical Accounting Policies
As of March 31, 2025, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended March 31, 2025, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase program during the quarter ended March 31, 2025 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January 1, 2025 through January 31, 2025	122,710	$36.64	122,710	$45,459
February 1, 2025 through February 28, 2025	118,077	36.20	118,077	41,142
March 1, 2025 through March 31, 2025	38,553	31.90	38,553	39,900
Total	279,340	$35.94	279,340	$39,900
(1) On October 23, 2024, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of its Class A Common Stock and the LLC's LLC Units (the “2024 Repurchase Program”) for the period from November 8, 2024 to June 30, 2025. During the three months ended March 31, 2025, we repurchased 279,340 shares of Class A Common Stock for $10.1 million in cash including related fees and expenses under our 2024 Repurchase Program. As of March 31, 2025, $39.9 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2024 Repurchase Program. Our share repurchase programs do not obligate us to repurchase a minimum amount of shares. Under the programs, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
++    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2025	MALIBU BOATS, INC.

	By:	/s/ Steven D. Menneto
Steven D. Menneto, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Bruce W. Beckman
Bruce W. Beckman, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)