Form 10-K
period 2025-06-30
MALIBU BOATS, INC.
filed 2025-08-28
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025
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

As of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $732.9 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2024 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 31, 2024. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of August 25, 2025 was 19,245,009 and 12, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2025.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding demand for our products and expected industry trends, impact of macroeconomic conditions on our results of operations and financial condition, our business strategy and plans, and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our ability to accurately forecast demand for our products; our large fixed-cost base; our ability to execute our manufacturing strategy; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components; our reliance on certain suppliers for our engines and outboard motors; climate events in areas where we operate; our ability to meet our manufacturing workforce needs; our dependence on key management employees; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; our ability to protect our intellectual property; compromises or disruptions to our network and information systems; risks related to operating in foreign jurisdictions, including tariffs; general economic conditions; the continued strength and positive perception of our brands; increased consumer preference for used boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; the seasonality of our business; competition within our industry and with other activities for consumers’ scarce leisure time; inflation and heightened interest rates; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names and other long-lived assets; risks inherent in changes to U.S trade policy, tariffs and import/export regulations, significant repair or replacement costs due to warranty claims, any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our obligation to make certain payments under a tax receivable agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures.
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
•Our financial results may be adversely affected by our third-party suppliers’ increased costs, including due to tariffs, or inability to adjust for our required production levels due to changing demand or global supply chain disruptions.
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
•The nature of our business exposes us to workers' compensation claims and other workplace liabilities.
•We are dependent on attracting and retaining key management employees.
•We have grown our business through acquisitions; however, we may not be successful in completing future acquisitions or integrating future acquisitions in a way that fully realizes their expected benefits to our business.
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
•If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
•Inflation and heightened interest rates could adversely affect our financial results.
Risks Related to our Dealers
•We depend on our network of independent dealers, face increasing competition for dealers and have limited control over their activities.
•Our success depends, in part, upon the financial health of our dealers and their continued access to financing.
•We may be required to repurchase inventory of certain dealers or provide promotional incentives to sell through inventory.
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
•Changes to U.S. trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.
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
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats under eight brands—Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes and Cobalt. As of June 30, 2025, we are among the market leaders in the United States in the 24’-29’ segment of the sterndrive category through our Cobalt brand, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands and we are among the market leaders in the fiberglass outboard fishing boat market with our Pursuit and Maverick Boat Group brands. Our product portfolio of premium brands is used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to proprietary technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the recreational boating industry.
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
Our boats are constructed of fiberglass, available in a range of sizes, hull designs, and propulsion systems (i.e., inboard, sterndrive and outboard). We employ experienced product development and engineering teams that enable us to offer a range of models across each of our brands while consistently introducing innovative features in our product offerings. Our engineering teams closely collaborate with our manufacturing personnel in order to improve product quality and process efficiencies. The results of this collaboration are reflected in our receipt of numerous industry awards.
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2025, our distribution channel consisted of over 325 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Competitive Market
The recreational powerboat industry, including the performance sport boat, sterndrive and outboard categories, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve and new markets that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do. We compete with large manufacturers who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a wide variety of small, independent manufacturers. Competition in our industry is based primarily on brand name, price, and product performance.
During calendar year 2024, retail sales of new recreational powerboats in the United States totaled $15.5 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve three of the top four categories consisting of outboard, sterndrive and performance sport boat representing an addressable market of nearly $12.6 billion in retail sales through our Malibu, Axis, Pursuit, Maverick Boat Group brands and Cobalt brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2024:

Recreational Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	141,590	$10,090
Performance sport boat	8,867	$849
Sterndrive	5,858	$1,659
Jet boat	9,742	$648
Cruisers	1,356	$2,302
Total addressable market	167,413	$15,548

Our Products and Brands
We design, manufacture and sell recreational powerboats, including performance sport boats, sterndrive and outboard boats across eight brands: Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, and Cobalt. We believe that we deliver superior performance for general recreational purposes with a significant focus on water sports, including wakeboarding, water skiing and wake surfing as well as general recreational boating and fishing. In addition, we also offer various accessories and aftermarket parts. The following table provides an overview of our product offerings by brand as of June 30, 2025:

Reportable Segment	Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	Malibu	12	20'-26	$80-$300	Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Across our three product lines, we offer a variety of products to customers from our Response Series tailored for high-performance water ski to highly customizable options in our Wakesetter series to our ultra premium models in the M Series.
	Axis	6	20’-25’	$80-$175	Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate.

Saltwater Fishing	Pursuit	16	25'-46'	$130-$1,400	Pursuit is a premium brand of saltwater outboard fishing boats available in three product lines including our sports center consoles, dual consoles and our offshore series to provide customers with options for ideal fishing as well as casual cruising and luxury entertainment.
	Cobia	14	21'-34'	$60-$500	Cobia models consist of center console and dual console vessels that are designed to promote ease of boating and fishing for all levels of anglers and boaters.
	Pathfinder	8	22'-27'	$60-$250	Pathfinder provides the most versatile inshore fishing boat. The product of bay boats provides for dedicated anglers to fish and do so with comfort, safety and proven technology.
	Maverick and Hewes	6	16'-21'	$45-$125
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
Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu, Axis and certain Cobalt models. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. We have also developed our patented Surf Band technology that allows the rider to remotely control the surf wave, shape, size and side. Some of our other notable innovations include the Malibu Monsoon Engine, Power Wedge III, G5 and the power actuated G10+ Tower, Electronic Dashboard Controls, Flip Down Swim Step, Tower Mister, Splash and Stow and Cobalt's TruWave Technology. Pursuit also has introduced the industry first Electric Sliding Entertainment Center and sliding second row center console seating. Maverick Boat Group has introduced first of its kind "Hybrid" and "Open" Bay Boat designs in recent years. We won the Boating Industry Magazine's "Top Product" award for the Pursuit S 358 Sport in 2022. Malibu Trailers took the coveted NMMA Innovation Award at the Miami International Boat Show in 2022. The Malibu Wakesetter 23 LSV has won Wakeworld “Readers Choice” Wakeboard and Wakesurf Boat of the Year five years running in 2024, 2023, 2022, 2021 and 2020.
We also offer an array of less technological but nonetheless value-added boat features such as gelcoat upgrades, upholstery upgrades, engine drivetrain enhancements (such as silent exhaust tips, propeller upgrades and closed cooling engine configuration), sound system upgrades, bimini tops, boat covers and trailers which further increase the level of customization afforded to consumers.
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
North America
As of June 30, 2025, our dealer network consisted of over 300 dealer locations servicing markets strategically located throughout North America. Our top ten dealers represented 42.8%, 40.4% and 41.1%, of our net sales for fiscal year 2025, 2024 and 2023, respectively. The top ten dealers for each of the Malibu, Saltwater Fishing and Cobalt segments represented approximately 50.9%, 66% and 53.9%, respectively, of net sales in fiscal year 2025. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 24.7%, 23.7% and 17.2% of consolidated net sales in fiscal years 2025, 2024 and 2023, respectively, including approximately 9.7%, 42.9% and 20.9% of consolidated sales in fiscal year 2025 for Malibu, Saltwater Fishing and Cobalt, respectively.
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
International (Outside of North America)
We have an extensive international distribution network for our Malibu, Axis, Pursuit, Maverick Boat Group and Cobalt brands. As of June 30, 2025, our dealer network consisted of over 25 dealer locations servicing markets strategically located internationally.
Dealer Management
Our relationships with our dealers are governed by dealer agreements. Each dealer agreement has a finite term lasting between one and three years, with most dealer agreements having a one year term. Our dealer agreements also are typically terminable without cause by the dealer with 60 days prior notice and by us for a dealer failing to meet performance criteria. We also may terminate these agreements immediately for cause upon certain events. Pursuant to our dealer agreements, the dealers typically agree to, among other things:
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

We have developed a system of financial incentives for our dealers based on customer satisfaction and achievement of best practices. Our brands employ dealer incentive programs that have been refined through decades of experience at each brand and may, from time to time, include the following elements:
•Rebates and discounts. Our domestic dealers agree to volume commitments that are used to determine applicable rebates and discounts. The structure of the dealer incentive depends on the brand represented. If a dealer meets its volume commitments as well as other terms of the dealer performance program, the dealer is entitled to the specified amounts subject to full compliance with our programs. Failure to meet the commitment volume or other terms of the program may result in partial or complete forfeiture of the dealer’s rebate or discount.
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
Floor Plan Financing
Our North American dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2025, approximately 80% of our North American shipments were made pursuant to floor plan financing programs which our dealers participate in. These programs allow dealers across our brands to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan financing facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor plan financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. Historically, the primary cost to us of a repurchase event has been margin loss on the resale of a repurchased unit but we have generally been able to resell repurchased boats at an amount that exceeds our cost. We repurchased 22 units under our repurchase agreements during fiscal year 2025, including 19 units that were subject to our repurchase agreement with M&T Bank, the lender under the floor plan financing for Tommy's Boats, a former dealer that filed for bankruptcy protection in 2024. Of those 22 units, 20 of the units were subsequently resold during fiscal year 2025 above their cost. For fiscal year 2024, we repurchased 17 boats under our repurchase agreements. We had no repurchases under our repurchase agreements in fiscal year 2023.
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
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering teams located in Tennessee, Kansas, California, and Florida and evidenced by our track record of new product introduction. As of June 30, 2025, our product development and engineering team consisted of approximately 123 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all aspects of our new product strategy, including identifying industry trends, designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats.
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
We have vertically integrated key components of our manufacturing process, including the manufacturing of our own engines, boat trailers, towers and tower accessories, machined and billet parts, soft grip flooring, and most recently, wiring harnesses. We began including our engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019, and in fiscal year 2024, we began offering Monsoon sterndrive engines to our Cobalt dealers and customers. We believe our engine marinization initiative reduces our reliance on our previous engine suppliers for our Malibu, Axis and Cobalt brands while also reducing the risk that a change in cost or production from any engine supplier for such brands could adversely affect our business. Our trailers are produced in a continuous flow manufacturing process involving cutting and bending of the main frame from raw top grade carbon steel, painting using our state-of-the-art system and installation of components. Our tower-related manufacturing in California uses multiple computer-controlled machines to cut all of the aluminum parts required for tower assembly. We are the only performance sport boat company that manufactures towers in-house. In fiscal year 2022, we acquired a facility to begin manufacturing our own wiring harnesses. In fiscal year 2024, we relocated manufacturing of our own wiring harnesses to our Roane County, Tennessee facility. As a result of this acquisition, we reduced the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers. Vertical integration of key components of our boats also gives us the ability to increase incremental margin per boat sold by reducing our cost base and improving the efficiency of our manufacturing process. Additionally, it allows us to have greater control over design, consumer customization options, construction quality, and our supply chain. We continually review our manufacturing process to identify opportunities for additional vertical integration investments across our portfolio of premium brands. We procure other components, such as electronic controls, from third-party vendors and install them on the boat.

Suppliers
We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, and steel, as well as product parts and components, such as engines and electronic controls, through a purchase order process. The most significant component used in manufacturing our boats, based on cost, are engines. For model year 2019, we began equipping our Malibu and Axis brand boats with our own Monsoon engines through our vertical integration initiative to marinize our own engines. We adopted this vertical integration strategy for our engines to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace. We have an engine supply agreement with General Motors LLC ("General Motors") for the supply of engine blocks to use in our Malibu and Axis brand boats through model year 2026.
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
We also have a marketing agreement with Yamaha Motor Corporation, U.S.A., or Yamaha, that requires us to equip a significant percentage of our Pursuit, Cobalt and Maverick Boat Group branded boats that are pre-rigged for outboard motors with Yamaha outboard motors in exchange for certain incentives. The agreement expires on June 30, 2027. In addition, we obtain engines and sterndrive assemblies from Volvo for our Cobalt branded boats.
During fiscal year 2022, we experienced supply chain disruptions that we believe were driven by numerous factors, including labor shortages, ongoing domestic logistical constraints, and rising prices for our suppliers, in part due to inflationary pressures. These supply chain disruptions continued into fiscal year 2023 and fiscal year 2024. We believe that the systemic supply chain disruptions have been largely rectified during fiscal year 2025.
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
Hazardous Materials and Waste
Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive, or reactive and are classified as hazardous materials by the national, state and local governments in those jurisdictions where we manufacture our products. The handling, storage, release, treatment, and recycling or disposal of these substances and wastes from our operations are regulated in the United States by the United States Environmental Protection Agency (“EPA”), and state and local environmental agencies. In the United States, handling, storage, release, treatment, and recycling or disposal of hazardous materials is regulated under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”). The EPA works with state regulatory agencies to implement a compliance monitoring program with the goal of evaluating compliance with RCRA obligations. Our manufacturing facilities can be subject to on-site compliance evaluation inspections (CEIs) or targeted enforcement actions. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in Australia by the Australian Department of Climate Change, Energy, the Environment and Water, the New South Wales Environmental Protection Authority and other state and local authorities. Failure by us to properly handle, store, release, treat, recycle or dispose of our hazardous materials and wastes could result in liability for us, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations or facilities. We are not aware of any material contamination at our current or former facilities for which we could be liable under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Future spills or accidents or the discovery of currently unknown conditions or non-compliance could, however, give rise to investigation and remediation obligations or related liabilities.
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
Human Capital Management
Employee Profile
As of June 30, 2025, we had approximately 2,200 employees worldwide.
None of our team members are party to a collective bargaining agreement. We believe in working diligently to establish ourselves as an employer of choice.
Talent Retention and Development
We recognize that employees are the heart of our organization and support them by offering a range of competitive pay, recognition and benefit programs. We provide market-competitive pay and benefits to encourage performance that creates sustainable and long-term employment. Additionally, we have numerous initiatives to support employee development, including annual performance evaluations and supervisor training programs, along with training programs for new employees (and those who are internally promoted) to learn new skills in boat production, such as gel coat application and fiberglass repair. We believe in internal promotion where possible and are committed to developing our current team members to become the next generation of leaders throughout the organization. Approximately 88% of our production leaders are internal promotions. We provide tuition assistance programs and take advantage of leadership development where possible. We partner with several colleges and universities to hire students from across the country in our Engineering Internship Program and many come to work for us after attaining their degree.
Employee Well-Being
Safety is a core value of our organization and we are committed to fostering a culture where safety is a number one priority. The success of our business depends, in part, upon the prevention of accidents, the reduction and/or prevention of occupational injuries and illnesses, and compliance with established safety and health policies and requirements. Dependent upon job tasks, some personnel will be required to have OSHA training and/or documentation to satisfy job requirements. Workplace safety is a fundamental organization-wide value, and we are committed to running an efficient program. We remain focused on ensuring a safe workplace for our employees and will continue to work toward an injury-free workplace through the implementation of training and other safety initiatives.
Culture and Values
Our mission statement is a formal summary of our core purpose and focus and clearly communicates who we are. Our mission is to create the ultimate on-the-water lifestyle. Our core values are the guiding principles that dictate how we make decisions and interact with each other daily. We are committed to our core values of Safety, Integrity, People, Quality, Innovation, Customer Focus, and Continuous Improvement. We design products that appeal to an expanding range of recreational boaters, fishermen and water sports enthusiasts whose passion for boating is a key component of their active lifestyle. With our many awards and honors, we cultivate a culture of excellence and premier boat building.
We conducted our first annual engagement survey of all employees in 2023 and again in 2024 and 2025 as an opportunity to gather feedback from employees on their experience and overall satisfaction to identify areas for organizational improvement. Outside of formal surveys, we encourage employees to continuously share any comments, questions or concerns with our leadership team, which are addressed as needed by our executive team.
We are committed to maintaining an employee-first culture. We are dedicated to protecting the well-being of our employees and creating a healthy culture. We promote an inclusive workforce and the opportunity for career growth for all employees. We seek to hire the best-qualified individuals and do not discriminate on the basis of race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity and similar classification. We value our team and are committed to treating all employees with dignity and respect.
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
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 98.6% of the economic interest in the LLC as of June 30, 2025.

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

The diagram below depicts our current organizational structure, as of June 30, 2025:

LLC Unit Holders
Class A Stockholders
Class B Common Stock
• Voting rights only
• One vote for each LLC Unit held by such owner
• 1.4% of voting power in Malibu Boats, Inc.
Class A Common Stock
• 98.6% of voting power in Malibu Boats, Inc.
• 100% of economic interests in Malibu Boats, Inc., representing a 98.6% economic interest in Malibu Boats, Holdings, LLC
Malibu Boats, Inc.
LLC Units
• 1.4% of total outstanding units and economic interest in Malibu Boats Holdings, LLC
• Not publicly traded
• Economic rights only, subject to certain limited approval rights
• Exchangeable on 1-for-1 basis for shares of Class A Common Stock
Sole Managing Member and LLC Units
• 98.6% of total outstanding units and economic interests in Malibu Boats Holdings, LLC
• Number of units held equals number of outstanding shares in Class A Common Stock
• 100% of voting power in Malibu Boats Holdings, LLC, subject to certain limited exceptions
Malibu Boats Holdings, LLC
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
The fixed cost levels of operating a recreational powerboat manufacturer can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we reduce our rate of production or otherwise experience lower revenues, gross margins will be negatively affected. For instance, in fiscal year 2024 our net sales decreased at a greater percentage than our expenses were reduced and, as a result, our gross margin and net income decreased. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.
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
In addition, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including plant expansions. For example, we purchased a production facility in Roane County, Tennessee and moved production of certain models of our Cobalt boats from Kansas to Tennessee. Moving production to a different plant and expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting sufficient skilled labor to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on our operating and financial results. Additionally, plant expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.
We may not be able to accurately forecast demand for our products, which could impact our ability to manage our inventory and have a material adverse effect on our business and results of operations.
We forecast demand for our products to manage our production of boats. In forecasting demand and setting production levels, we consider dealer inventory levels and anticipated consumer demand. In addition to the seasonal nature of our business, demand for our products can fluctuate due to the impacts of macroeconomic conditions on dealers and consumers, such as tariffs, heightened interest rates and inflation. Our forecasting also considers possible production delays that could result from supply chain disruptions, adverse weather events and labor shortages, among other factors. Consequently, forecasting future demand for our products can be challenging due to the many uncertainties that could impact expected dealer and consumer demand or create unanticipated production delays. If we are not able to forecast accurately and must change production levels quickly, our business may be adversely impacted. For instance, if we need to increase production of boats because we underestimated demand or suffered unanticipated production delays, our suppliers may not be able to deliver sufficient quantities of parts and components to match our increased production levels and we may not be able to recruit or maintain sufficient skilled labor to meet our increased production needs. As a result, our dealers may experience inventory shortages while we work to replenish inventory levels, resulting in missed sales and/or lost revenues. Alternatively, if we overestimate demand and our dealers reduce their inventories in response to weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and therefore lower margins. Additionally, if we overestimate demand, our dealers will incur additional costs as a result of increased promotional activities to sell their inventory.

Our financial results may be adversely affected by our third-party suppliers’ increased costs or inability to adjust for our required production levels due to changing demand or global supply chain disruptions.
We rely on a global supply chain of third parties to supply raw materials used in our manufacturing process, including resins, fiberglass, and vinyl, as well as parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, tariffs, commodity prices or trade policies. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. For instance, during fiscal years 2024 and 2025, we experienced rising prices for our suppliers, in part due to inflationary pressures and heightened interest rates. Our profitability in recent years has been, and in the future may be, affected by significant fluctuations in the prices of the raw materials and commodities that we use in our products and in the cost of freight and shipping of source materials, commodities, and other component parts necessary to assemble our products.
Our ability to maintain production is dependent upon our suppliers delivering sufficient amounts of components, raw materials and parts on time to manufacture our products and meet our production schedules. Supply chain disruptions could occur for any number of factors, including facility closures due to labor disruptions, weather events, natural disasters, cyber intrusions, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions including tariffs, political instability, global conflicts, delivery delays, performance problems, or financial difficulties of suppliers. These events could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. For example, we experienced supply chain disruptions from fiscal year 2020 through first half of fiscal 2023 related to numerous factors, including the COVID-19 pandemic, severe weather events, labor shortages, ongoing domestic logistical constraints, and West Coast port challenges.
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
In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source or geographic area or a limited number of suppliers and we may therefore be at an increased risk for supply disruptions. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms, and as a result, an exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms. Some components used in our manufacturing processes, including engines, boat windshields, certain electrical components and gel coats are available from a sole supplier or a limited number of suppliers. We currently purchase engines from General Motors LLC, or General Motors, that we then prepare for marine use for certain Malibu, Axis and Cobalt boats. Our agreement with General Motors will continue through model year 2026. We purchase outboard engines from Yamaha Motor Corporation, U.S.A., or Yamaha, for a significant percentage of our Cobalt, Pursuit and Maverick Boats Group branded boats that are pre-rigged for outboard motors. Our agreement with Yamaha is scheduled to expire on June 30, 2027. We also purchase inboard engines from Volvo. We have agreements with Yamaha for the supply of outboard motors that expires on June 30, 2027. If we are required to replace General Motors, Yamaha or Volvo as an engine supplier for any reason, it could cause a decrease in boats available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations. We were advised in fiscal 2025 by one of our suppliers that we would receive fewer engines than originally anticipated in the second half of fiscal 2025. While the reduction in engine supply did not have a material impact on us in fiscal 2025, if in the future, we receive less engines from any of our suppliers than our expectations and are unable to mitigate the reduction in supply, it could impact our production levels and boats available for sale, which could adversely affect our business, financial condition and results of operations.
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
We are dependent on attracting and retaining key management employees.
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
Further, our inability to successfully integrate future acquisitions within the intended time frames or at all could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process with any acquisition may disrupt our business and, if implemented ineffectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses and may cause our stock price to decline. Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect.
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
In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, ( “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we share consumer information with third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we are, or may be contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. For example, we are or may be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
In the ordinary course of our business, we and the third parties with whom we work, process sensitive information, including intellectual property; our proprietary business information and that of our dealers, suppliers, and other business partners; and personal information of consumers and employees. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
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
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. We have in the past been targeted by such attacks and likely will continue to be targeted in the future. In particular, severe ransomware attacks are becoming more prevalent – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, ability to provide our products, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other functions. We also rely on third parties to provide other products, services, parts, to sell our products or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities on a timely basis. Further, we have and may in the future experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. Additionally, if we experience a security incident impacting the electronic components embedded into our products, such as the navigation or operating systems, this could prevent or cause customers to stop using our products, deter new customers from using our products, adversely affect the reputation of our business, or cause us to experience other similar harms.
We expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
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
Our contracts may not contain limitations of liability, and even when they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Our operations and sales in international markets require significant management attention, expose us to difficulties presented by international economic, political, legal, and business factors, and may not be successful or produce desired levels of sales and profitability.
We currently sell our products throughout the world and we manufacture boats internationally in Australia. Several factors, including weakened international economic conditions and the strength of the U.S. dollar, could adversely affect our international operation and growth. Expansion in our existing international markets and entry into new international markets require significant management attention. Some of the countries in which we market and our distributors sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our representatives, agents and distributors to risks related to operating in foreign jurisdictions.

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
Actual or potential public health emergencies, epidemics, or pandemics, could have a material adverse effect on our business, results of operations, or financial condition.
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
Demand for new recreational powerboats can be negatively influenced by weak economic conditions, including high inflation and interest rates, low consumer confidence and high unemployment, especially in the United States, and by increased market volatility worldwide. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and defer or avoid expenditures for discretionary items, such as boats. Sales of our products are highly sensitive to personal discretionary spending levels, and our success depends on general economic conditions and overall consumer confidence and personal income levels, especially in the United States and in the specific regional markets where we sell our products. Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income is likely to reduce our sales and adversely affect our business, financial condition and results of operations.
In addition, fiscal and monetary policy, including tariffs, could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industry, businesses, and overall financial condition. Consumers often finance purchases of our boats, and as interest rates rise, as they have over the last few years, the cost of financing the purchase also increases. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales of our products.
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
In recent years, we have lost market share in certain of our segments because of increased competition in our industry. The recreational powerboat industry, and in particular the performance sport boat category, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve, including the saltwater outboard fishing boat market that we entered with our acquisitions of Pursuit and Maverick Boat Group, and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection and product performance. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition and results of operations.

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
Changes in currency exchange rates can adversely affect our results

A portion of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues. We also maintain a portion of our manufacturing operations in Australia which partially mitigates the impact of the volatility of the U.S. dollar in that country. A portion of our selling, general and administrative costs are transacted in Australian dollars as a result. We also sell U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for our products in these markets may also be adversely affected by a volatile U.S. dollar. We do not currently use hedging or other derivative instruments to mitigate our foreign currency risks.
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
In addition, new boat buyers often finance their purchases. During the past year, inflation, along with heightened interest rates, has translated into an increased cost of boat ownership. Should inflation and increased interest rates continue or increase, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.
Risks Related to our Dealers
We depend on our network of independent dealers, face increasing competition for dealers and have limited control over their activities.
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
Because we sell nearly all of our products through dealers, the financial health of our dealers is critical to our success. Our business, financial condition and results of operations may be adversely affected if the financial health of the dealers that sell our products suffers. Their financial health may suffer for a variety of reasons, including a downturn in general economic conditions, tariffs, heightened interest rates, higher rents, increased labor costs and taxes, compliance with regulations and personal financial issues. For instance, in 2024, one of our former dealers, Tommy's Boats, filed for bankruptcy protection and liquidated its inventory, which resulted in us repurchasing 19 of our boats from Tommy's Boats.
Our dealers require adequate liquidity to finance their operations, including purchases of our boats. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis and on reasonable terms. These sources of financing are vital to our ability to sell products to our dealers through our distribution network. Access to floor plan financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If floor plan financing were not available to our dealers, our sales and our working capital levels would be adversely affected as dealers may shift the timing of certain purchases and otherwise reduce the total number of boats that they purchase during any given period. In addition, rising interest rates could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure, which may further adversely impact the sales of our boats and our results of operations. For additional information on our dealer network, see "Business--Our Dealer Network and --Dealer Management" above.
We may be required to repurchase inventory of certain dealers or provide promotional incentives to sell through inventory
Many of our dealers have floor plan financing arrangements with third-party finance companies that facilitate the dealers purchasing our products. In connection with such floor plan financing agreements, in certain instances we agree to repurchase our products from the third-party finance company. Generally, this obligation is triggered if a dealer defaults on its debt obligations to a finance company, the finance company repossesses the boat and the boat is returned to us. In addition, applicable laws regulating dealer relations may also require us to repurchase our products from our dealers under certain circumstances. In such circumstances, we may not have any control over the timing or amount of any repurchase obligation nor have access to capital on terms acceptable to us to satisfy any repurchase obligation. If we are required to repurchase a significant number of units under any repurchase agreement or under applicable dealer laws, it could have an adverse impact on our business, operating results, financial condition and cash flows. Since fiscal year 2021, we have repurchased a total of 37 units from lenders to former dealers and 35 of those units were subsequently resold above their cost and at a minimal reduced margin. This number includes 19 boats we repurchased pursuant to our repurchase agreement with M&T Bank related to the bankruptcy of our former dealer, Tommy’s Boats.
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

We are currently defending against a securities class action lawsuit. On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats sought monetary damages. Boats LLC has taken possession of 19 new model year 2024 boats according to a repurchase agreement with M&T Bank, the floor plan financing lender to Tommy’s Boats. These boats were subsequently resold during the three months ended September 30, 2024. On July 3, 2024, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Boats voluntarily dismissed without prejudice the claims filed by Tommy’s Boats. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against Malibu Boats, Inc., Malibu Boats, LLC, and Jack Springer in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00339), alleging similar allegations to those of the dismissed complaint against Malibu Boats, Inc. and Malibu Boats, LLC filed by Tommy’s Boats. Mr. Borisch amended his complaint on October 29, 2024.
On October 7, 2024, MBI and Boats LLC entered into a Settlement Agreement (the “Settlement Agreement”) with the Trustee. Pursuant to the Settlement Agreement, upon the satisfaction of certain conditions, MBI and Boats LLC agreed to pay the Tommy’s Boats’ estate $3.5 million in cash and MBI and Boats LLC and the Trustee agreed to mutual releases of all outstanding claims between them. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024. On May 22, 2025, the Bankruptcy Court determined that most of Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates and required Mr. Borisch to withdraw or dismiss such claims against MBI and Boats, LLC., while finding that Mr. Borisch could assert certain potential claims against Malibu Boats, Inc. and Malibu Boats, LLC in his individual capacity. In consideration of the Bankruptcy Court’s ruling, the Trustee agreed to cooperate with us in defense of Mr. Borisch’s claims. As a result of the Bankruptcy Court's determination and the Trustee's agreement to cooperate, on July 21, 2025, Malibu made the $3.5 million settlement payment to the Tommy’s Boats estate to consummate the Settlement Agreement.

On July 11, 2025, Mr. Borisch sought leave to amend his complaint and has asserted that the remaining claims he has brought belong to him in his individual capacity. We intend to vigorously defend ourselves against any claims alleged by Mr. Borisch. We are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

We are currently defending against a securities class action lawsuit. On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024 (“Class Period”). The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the Class Period about the Company's business, operations, and prospects were materially misleading. On July 29, 2025, MBI and the individual defendants entered into a Stipulation and Agreement of Settlement with the Lead Plaintiff. The settlement is subject to Court approval and, without admitting fault or liability, contemplates a settlement amount of $7.8 million for the benefit a settlement class comprised of all purchasers of MBI securities during the Class Period. MBI anticipates that the settlement amount will be fully paid with proceeds from MBI’s directors and officers insurance carriers.

On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of Malibu Boats, Inc., as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, these derivative actions were consolidated and stayed pending certain developments in the securities class action. On April 8, 2025, a third stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). On May 16, 2025, a fourth stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants, except for Ritchie Anderson, in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00223). The derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. We intend to vigorously defend ourselves against claims alleged in these derivative actions. We are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

The manufacture and sale of boats also exposes us to significant risks associated with product liability, economic loss, personal injury and other claims. If our products are found to be defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to additional product liability or economic loss claims against us and adversely affect our brand image or reputation. During fiscal year 2023, we settled certain product liability matters for $100.0 million after a jury found that our subsidiary, Malibu Boats, LLC, and another entity that was the manufacturer of the boat at issue, Malibu Boats West, Inc., negligently failed to warn of a hazard posed by the boat and that such failure was a proximate cause of the death of a passenger in the boat. Malibu Boats West, Inc. is not, and has never been, a subsidiary of ours but was a separate legal entity whose assets were purchased by Malibu Boats, LLC in 2006. See Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. We are also currently defending a customer class action lawsuit. On May 31, 2024, a customer filed a class action complaint against MBI and Boats LLC in the United States District Court for the District of Delaware. (Case 1:24-cv-00648). The complaint, which purports to be filed on behalf of a nationwide class of customers, alleges violation of common law, the Magnuson-Moss Warranty Act, breach of express warranty, breach of implied warranty, and violation of California’s Consumer Legal Remedies Act based on guidance issued to customers of certain older model boats related to riding in the bow area of those boats. We continue to defend against the class action claims. We are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

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
For example, we recognized an impairment charge of $88.4 million for the three months ended March 31, 2024 related to our Maverick Boat Group reporting unit and may in the future be required to recognize other impairment charges.
We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable. As of June 30, 2025, the balance of total goodwill and indefinite-lived intangible assets was $130.3 million, which represents approximately 17.7% of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.
Significant product repair and/or replacement costs due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We provide limited warranties for our boats. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. Our standard warranties require us, through our dealer network, to repair or replace defective products during such warranty periods. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or alleged defect relates to safety. While we have had recalls in the past, none of them have had a material impact on our business. However, the repair and replacement costs we could incur in connection with any future recall could materially and adversely affect our business and could cause consumers to question the safety or reliability of our products.
Changes to U.S. trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.
Changes in laws and policies governing foreign trade could adversely affect our business and trigger retaliatory actions by affected countries. There is significant uncertainty with respect to future trade regulations, including the potential U.S. tariffs and penalties on products manufactured outside the U.S., and with respect to existing international trade agreements. For example, in April 2025, the United States announced the imposition of worldwide reciprocal and other tariffs on its trading partners, and in response to the United States' actions, many of the United States' trading partners announced retaliatory tariffs. The United States is currently in ongoing negotiations with many countries and there remains uncertainty around tariffs. The institution of global trade tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls have the potential to adversely impact the U.S. economy, our industry, our suppliers, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition, and results of operations. For example, the U.S. presidential administration has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue negotiating trade policies. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. We estimate that 18-20% of our cost of sales are sourced from outside the United States and thus we have the potential to be materially impacted by tariffs in future periods.
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
Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, or modify our approach to our workforce, adversely affecting the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, legal requirements are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could result in compliance shortfalls, require additional product development investment, increase consumer pricing, and increase our costs or create liabilities where none exist today.
Risks Related to our Capital Structure
The only material asset of Malibu Boats, Inc. is our interest in the LLC, and therefore Malibu Boats, Inc. is dependent upon distributions from the LLC for any cash obligations of Malibu Boats, Inc.
Malibu Boats, Inc. is a holding company and has no material assets other than its ownership of LLC Units in the LLC. Malibu Boats, Inc. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates and payments under the tax receivable agreement. To the extent that Malibu Boats, Inc. needs funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. For example, our credit agreement generally prohibits the LLC, Malibu Boats, LLC, Malibu Australian Acquisition Corp., Cobalt Boats, LLC, PB Holdco, LLC, MBG Holdco, Inc.

and Maverick Boat Group, Inc. from paying dividends or making distributions to Malibu Boats, Inc. However, our credit agreement permits (i) distributions to members of the LLC, including Malibu Boats, Inc., based on the member’s allocated taxable income, (ii) distributions to fund payments that are required under our tax receivable agreement, (iii) purchases of stock or stock options of the LLC from former officers, directors or employees of loan parties under the credit agreement or payments pursuant to stock option and other benefit plans up to $5.0 million in any fiscal year, and (iv) repurchases of the outstanding stock and LLC units of Malibu Boats, Inc. In addition, the LLC may make dividends and distributions, subject to compliance with other financial covenants.
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
As of June 30, 2025, we had $18.0 million outstanding under our revolving credit facility. If the rate used to calculate interest on our outstanding floating rate debt under our revolving credit facility Credit Agreement were to increase by 1.0%, we would expect to incur additional interest expense on such indebtedness as of June 30, 2025 of approximately $0.2 million on an annualized basis.
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
We expect that the payments that Malibu Boats, Inc. may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $40.4 million over the next sixteen (16) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.
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
In October 2024, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2024 Repurchase Program") for the period from November 8, 2024 to June 30, 2025. In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. We may purchase shares under repurchase authorizations from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital or implement a successful cash management strategy, including with respect to returning value to our stockholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in stockholder value.
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.
Our closing stock price ranged from $25.17 per share to $45.30 per share during fiscal year 2025. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our Class A Common Stock.
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
Our information technology function is overseen by our Chief Information Officer (“CIO”), with support from our Cybersecurity Steering Committee, and helps to identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk register. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, evaluating our and our industry’s risk profile, evaluating threats reported to us, internal and external audits, and conducting vulnerability assessments to identify vulnerabilities.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: documented incident response process, vulnerability management, disaster recovery and business continuity processes, risk assessments, network security controls, access controls, physical security, asset management, tracking and disposal for certain assets, systems monitoring, employee cyber security training, penetration testing, cybersecurity insurance, dedicated cybersecurity staff, and a security operations center.
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
Item 2. Properties
Tennessee
Our Malibu and Axis boats are manufactured in Loudon, Tennessee. We lease the property where we have our 197,000 square-foot facility that is used to manufacture Malibu and Axis boats. This property also includes warehouses and office space. The property is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. We also lease the property where we have our 23,500 square-foot facility that is used to store our warranty parts. This property also includes warehouses and office space. The property is leased pursuant to a lease agreement that has a term through September 30, 2025.
We also own 165,000 square-feet of space neighboring our manufacturing facility in Loudon, Tennessee that we use for trailer production, engine production, shipping and office space, respectively. Our Loudon facilities are used in our Malibu segment.
We own a 260,000 square-foot facility in Lenoir City, Tennessee that is used for the production of certain models of our Cobalt boats. This facility provides for the opportunity to expand production of boats and provides more opportunities for vertical integration initiatives. Our Lenoir City facility is used in our Cobalt segment.
Kansas
Our Cobalt boats are manufactured in Neodesha, Kansas and in our Lenoir City Facility in Tennessee. We own the property in Neodesha, where we have four manufacturing facilities aggregating to 493,000 square feet of manufacturing space. Our Neodesha facilities are used in our Cobalt segment.
Florida
Our Pursuit boats are manufactured in Fort Pierce, Florida. We own the property where our Pursuit facilities are located which consist of six manufacturing facilities aggregating to 398,000 square feet of manufacturing space.
On March 1, 2023, we launched our new 116,000 square foot Tooling Design Center located on our Pursuit property. The new facility is a vertical integration initiative that focuses on the tooling needs across all of our brands.
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
Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol "MBUU".
On August 25, 2025, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $39.03 per share. As of August 25, 2025, we had approximately five holders of record of our Class A Common Stock and 12 holders of record of our Class B Common Stock. The actual number of holders of Class A Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares of Class A Common Stock are held in street name by brokers and other nominees.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close at the end of each of the years within the five-year period ended June 30, 2025 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Issuer Purchases of Equity Securities
On October 26, 2023, our Board of Directors authorized a new stock repurchase program (the "2023 Repurchase Program") to allow for the repurchase of up to $100.0 million of our Class A Common Stock and the LLC's LLC Units for the period from November 8, 2023 to November 8, 2024. Between July 1, 2024 and November 8, 2024, we repurchased 519,466 shares of Class A Common Stock for $20.2 million in cash including related fees and expenses under the 2023 Repurchase Program which expired on November 8, 2024. On October 23, 2024, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC's LLC Units (the “2024 Repurchase Program”) for the period from November 8, 2024 to June 30, 2025. Between November 8, 2024 and June 30, 2025, we repurchased 478,325 shares of Class A Common Stock for $15.8 million in cash including related fees and expenses under the 2024 Repurchase Program, which expired on June 30, 2025.
For the fiscal year ended June 30, 2025, we repurchased 997,791 shares of our Class A Common Stock for $36.0 million in cash.
In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. Our 2025 Share Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of Class A Common Stock may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Stock repurchase activity during the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2025 through April 30, 2025	151,735	$27.68	151,735	$35,658
May 1, 2025 through May 31, 2025	47,250	29.63	47,250	34,244
June 1, 2025 through June 30, 2025	—	—	—	34,244
Total	198,985	$28.22	198,985	$34,244
Unregistered Sales of Equity Securities
Not Applicable.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2025 (the "Proxy Statement"), and is incorporated herein by reference.

Item 6. [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive and outboard boats. Our product portfolio of premium brands is used for a broad range of recreational boating activities including, among others, water sports, such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to proprietary technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the recreational boating industry.
We currently sell our boats under eight brands as shown in the table below, and we report our results of operations under three reportable segments, Malibu, Saltwater Fishing and Cobalt.

		% of Total Revenues
		Fiscal Year Ended June 30,
Segment	Brands	2025	2024	2023
Malibu	Malibu	38.7%	33.7%	45.8%
	Axis

Saltwater Fishing	Pursuit	34.6%	39.5%	32.4%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	26.7%	26.8%	21.8%
Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of June 30, 2025, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.
Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats include center console, dual console and offshore models. Our Maverick Boat Group family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. We are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $45,000 to $1,400,000.
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of June 30, 2025, we are among the market leader in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2025, our distribution channel consisted of over 325 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal years 2025 and 2024, OneWater Marine, Inc.
We achieved fiscal year 2025 net sales, net income (loss) and adjusted EBITDA of $807.6 million, $15.2 million and $74.8 million, respectively, compared to $829.0 million, $(56.4) million and $82.2 million, respectively, for fiscal year 2024. For the definition of adjusted EBITDA and a reconciliation to net income (loss), see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
The recreational power boat industry continues to be challenged by macro-economic factors, including inflation and high interest rates, that have increased the cost of production and taken many interest rate sensitive buyers out of the market. In recent months, additional tariffs have also been introduced or proposed, as discussed below, and we are monitoring the impact they may have on cost of production, pricing and demand. Simultaneously, less price sensitive buyers have been purchasing larger, more feature-rich boats with higher average selling prices.
Due to high dealer flooring costs and a continued soft retail environment, we expect our dealers to reduce their inventories further in fiscal 2026. Additionally, we expect the retail market to continue to decline in fiscal 2026 due to continued macroeconomic uncertainty.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. We believe our strong brands, new product pipeline, strong dealer network and ability to increase production will allow us to maintain, and potentially expand, our leading market positions.
Our financial results and operations have been, and will continue to be, impacted by events outside of our control, including trade policies and tariffs, inflationary pressures, interest rates, material shortages, weather events and global economic uncertainty. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. presidential administration has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue negotiating trade policies. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. We estimate that 18-20% of our cost of sales are sourced from outside the United States and thus we have the potential to be materially impacted by tariffs in future periods. We are continuing to monitor the potential long-term impact of tariffs and are taking a proactive approach to mitigating material supply chain risks. We expect additional material costs to be incurred in fiscal year 2026 due to new tariff exposure of approximately 1.5% to 3% of Cost of Sales, assuming current tariff rates. We expect to largely offset these added costs via price increases.
In the near term, we expect to continue to experience reduced retail consumer demand for our product and on-going pressure from dealers to reduce dealer inventories. However, we will maintain our disciplined approach to dealer health and leverage our cash generation to continue investing in the business.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, which we discuss below.
Economic Environment and Consumer Demand
Our product sales are impacted by general economic conditions, which affect the demand for our products, the demand for optional features, the availability of credit for our dealers and retail consumers, and overall consumer confidence. Consumer spending, especially purchases of discretionary items, tends to decline during recessionary periods and tends to increase during expansionary periods. While there is still some uncertainty surrounding current macroeconomic conditions, and rising prices to our suppliers, in part due to tariffs and inflationary pressures, we believe we are well positioned strategically in the recreational powerboat market with brands that are among the market leaders in their segments.
Inflation has impacted the prices of our materials and our labor costs, which has had a negative impact on our gross margin and our operations. For example, in recent years the market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon, feedstocks, copper, aluminum and stainless steel, have increased. Further, new boat buyers often finance their purchases. Efforts to stop or limit inflation are resulting in higher interest rates that translate into an increased cost of boat ownership. We have seen increased interest rates for our customers throughout calendar years 2023 and 2024. Should inflation and interest rates continue at elevated rates, we may experience less retail demand because prospective consumers may choose to forgo or delay their purchases or buy a less expensive or used boat. We intend to minimize the effect of inflation through selective price increases, cost reductions and improved productivity.
New Product Development and Innovation
Our long-term revenue prospects are based in part on our ability to develop new products and technological enhancements that meet the demands of existing and new consumers. Developing and introducing new boat models and features that deliver improved performance and convenience are essential to leveraging the value of our brands. By introducing new boat models, we are able to appeal to a new and broader range of consumers and focus on underserved or adjacent segments of the broader powerboat category. To keep products fresh and at the forefront of technological innovation in the boating industry, we aim to introduce a number of new boat models per year. We also believe we are able to capture additional value from the sale of each boat through the introduction of new features, which results in increased average selling prices and improved margins. We allocate most of our product development costs to new model and feature designs, usually with a specific consumer base and market in mind. We use industry data to analyze our markets and evaluate revenue potential from each major project we undertake. Our product development cycle, or the time from initial concept to volume production, can be up to two years. As a result, our development costs, which may be significant, may not be offset by corresponding new sales during the same periods. Once new designs and technologies become available to our consumers, we typically realize revenue from these products from one year up to 15 years. We may not, however, realize our revenue expectations from each innovation. We believe our close communication with our consumers, dealers and sponsored athletes regarding their future product desires enhances the efficiency of our product development expenditures.
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
We completed the build-out of our Tooling Design Center at our Pursuit facility in Florida in March 2023. The Tooling Design Center is a vertical integration initiative focusing on the tooling needs for our Malibu, Cobalt, Maverick and Pursuit boats. This vertical integration initiative is part of a multi-year plan to bring our product tooling in-house, which has the potential to help us better control capital expenditures, improve tooling quality, and improve innovation.
Dealer Network, Dealer Financing and Incentives
We rely on our dealer network to distribute and sell our products. We believe we have developed one of the strongest distribution network in the performance sport boat category. To improve and expand our network and compete effectively for dealers, we regularly monitor and assess the performance of our dealers and evaluate dealer locations and geographic coverage in order to identify potential market opportunities. We intend to continue to add dealers in new territories in the United States as well as internationally, which we believe will result in increased unit sales.
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
Vertical Integration
We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of our Monsoon engines, boat trailers, towers and tower accessories, machined and billet parts, soft grip flooring, wiring harnesses and most recently, certain tooling for our various brands. We began producing our own engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. Starting in fiscal year 2024, we began offering Monsoon sterndrive engines to our Cobalt dealers and customers. In the second half of fiscal year 2024, we rolled out our Monsoon engines into Cobalt’s surf boats. We believe our vertical integration initiatives will reduce our reliance on third-party suppliers while reducing the risk that a change in cost or production from any third-party supplier could adversely affect our business. In fiscal year 2022, we began manufacturing our own wiring harnesses in order to reduce the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers. In March 2023, we launched our new Tooling Design Center located on our Pursuit campus. The Tooling Design Center has potential to help us better control capital expenditures, improve tooling quality, and increase volumes.
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
•Net sales are net of:

•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Discounts, rebates and free flooring —consists of discounts, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu, Cobalt and Saltwater Fishing segments, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified discount off invoice for eligible wholesale volume purchased during the period. If a dealer meets its semi-annual or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats may also be entitled to have us pay the interest to floor the boat for a period of time, which incentive we refer to as "free flooring". From time to time, we may extend the flooring program to eligible models beyond the off season period. For more information, see "Item 1. Business - Dealer Management."
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
Other Expense (Income), Net
Other expense (income), net, consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense can include adjustments to our tax receivable agreement liability and sublease income.
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
Net Income (Loss) Attributable to Non-controlling Interest
As of June 30, 2025 and 2024, we had a 98.6% and 98.4%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income (loss) attributable to non-controlling interest represents the portion of net income (loss) attributable to the non-controlling LLC members.
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

	Fiscal Year Ended June 30,
	2025		2024		2023
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	807,561	100.0%	829,035	100.0%	1,388,365	100.0%
Cost of sales	663,470	82.2%	681,940	82.3%	1,037,070	74.7%
Gross profit	144,091	17.8%	147,095	17.7%	351,295	25.3%
Operating expenses:
Selling and marketing	23,071	2.9%	22,784	2.7%	24,009	1.7%
General and administrative	92,460	11.4%	76,323	9.2%	175,694	12.7%
Goodwill and other intangible asset impairment	—	—%	88,389	10.7%	—	—%
Abandonment of construction in process	—	—%	8,735	1.1%	—	—%
Amortization	6,799	0.8%	6,811	0.8%	6,808	0.5%
Operating income (loss)	21,761	2.7%	(55,947)	(6.7)%	144,784	10.4%
Other expense (income), net:
Other (income) expense, net	(385)	—%	(4)	—%	331	—%
Interest expense	1,883	0.2%	1,842	0.2%	2,962	0.2%
Other expense, net	1,498	0.2%	1,838	0.2%	3,293	0.2%
Income (loss) before provision (benefit) for income taxes	20,263	2.5%	(57,785)	(7.0)%	141,491	10.2%
Provision (benefit) for income taxes	5,023	0.6%	(1,342)	(0.2)%	33,581	2.4%
Net income (loss)	15,240	1.9%	(56,443)	(6.8)%	107,910	7.8%
Net income (loss) attributable to non-controlling interest	361	—%	(531)	(0.1)%	3,397	0.3%
Net income (loss) attributable to Malibu Boats, Inc.	14,879	1.8%	(55,912)	(6.7)%	104,513	7.5%

	Fiscal Year Ended June 30,
	2025		2024		2023
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	2,223	45.3%	2,181	40.5%	5,127	52.0%
Saltwater Fishing	1,266	25.9%	1,633	30.3%	2,585	26.2%
Cobalt	1,409	28.8%	1,571	29.2%	2,151	21.8%
Total Units	4,898		5,385		9,863

Net sales per unit	$164,876		$153,953		$140,765

Comparison of the Fiscal Year Ended June 30, 2025 to the Fiscal Year Ended June 30, 2024
Net Sales
Net sales for fiscal year 2025 decreased $21.5 million, or 2.6%, to $807.6 million, compared to fiscal year 2024. The decrease in net sales was driven primarily by decreased unit volumes in the Saltwater Fishing and Cobalt segments resulting primarily from decreased wholesale shipments and an unfavorable segment mix, partially offset by increased unit volumes in the Malibu segment, favorable model mix across all segments and inflation-driven year-over-year price increases. Unit volume for fiscal year 2025 decreased 487 units, or 9.0%, to 4,898 units compared to fiscal year 2024. Our unit volume decreased primarily due to lower wholesale shipments in the Saltwater Fishing and Cobalt segments, partially offset by increased wholesale shipments to the Malibu segment. The decrease in overall wholesale shipments were driven by lower retail activity and our dealers' desire to hold less inventory.

Net sales attributable to our Malibu segment increased $33.6 million, or 12.0%, to $312.7 million for fiscal year 2025 compared to fiscal year 2024. Unit volumes attributable to our Malibu segment increased 42 units for fiscal year 2025 compared to fiscal year 2024, primarily due to lower wholesale shipments during fiscal year 2024, as a result of elevated dealer inventory levels. The increase in net sales was primarily driven by an increase in units, a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $47.9 million, or 14.6%, to $279.6 million for fiscal year 2025 compared to fiscal year 2024, primarily due to lower wholesale shipments driven by lower retail activity and our dealers' desire to hold less inventory. Unit volumes decreased 367 units for fiscal year 2025 compared to fiscal year 2024. The decrease in net sales was driven by a decrease in units and increased promotional costs, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $7.1 million, or 3.2%, to $215.2 million for fiscal year 2025 compared to fiscal year 2024. Unit volumes attributable to Cobalt decreased 162 units for fiscal year 2025 compared to fiscal year 2024, primarily due to lower wholesale shipments driven by lower retail activity and our dealers' desire to hold less inventory. The decrease in net sales was driven primarily by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 7.1% to $164,876 per unit for fiscal year 2025 compared to fiscal year 2024. Net sales per unit for our Malibu segment increased 9.9% to $140,665 per unit for fiscal year 2025 compared to fiscal year 2024, driven by a favorable model mix and inflation-driven year-over-year price increases. Net sales per unit for our Saltwater Fishing segment increased 10.1% to $220,881 per unit for fiscal year 2025 compared to fiscal year 2024, driven by a favorable model mix and inflation-driven year-over-year price increases, partially offset by increased promotional costs. Net sales per unit for our Cobalt segment increased 7.9% to $152,752 per unit for fiscal year 2025 compared to fiscal year 2024, driven by favorable model mix and inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for fiscal year 2025 decreased $18.5 million, or 2.7%, to $663.5 million compared to fiscal year 2024. The decrease in cost of sales was primarily driven by a 9.0% decrease in volumes, partially offset by higher per unit material and labor costs, increased warranty expense partially due to a model mix with a higher average selling price, and increased depreciation expense. In the Malibu segment, per unit material costs increased by $11.4 million driven by a more expensive model mix that corresponded with higher net sales per unit, and inflationary pressures, partially offset by a decrease in per unit labor costs of $2.9 million due to higher unit volumes. In the Saltwater Fishing segment, per unit material and labor costs increased $17.6 million driven by a more expensive model mix, that corresponded with higher net sales per unit, fixed-cost deleveraging due to lower volumes and inflationary pressures. In the Cobalt segment, per unit material and labor costs increased $14.9 million driven by a more expensive model mix, fixed-cost deleveraging due to lower volumes and inflationary pressures.
Gross Profit
Gross profit for fiscal year 2025 decreased $3.0 million, or 2.0%, compared to fiscal year 2024. The decrease in gross profit was driven primarily by lower net sales, partially offset by decreased cost of sales for the reasons noted above. Gross margin for fiscal year 2025 increased from 17.7% to 17.8%.
Operating Expenses

Total operating expenses for fiscal year 2025 decreased by $80.7 million, or 39.8%, from fiscal year 2024, primarily due to $88.4 million in impairment charges related to Maverick Boat Group in fiscal year 2024, partially offset by a $16.1 million increase in general and administrative expenses. In fiscal year 2024, we recognized a goodwill impairment charge of $49.2 million and an impairment charge to trade names of $39.2 million, both related to Maverick Boat Group. We did not recognize any impairment charges in fiscal year 2025.

General and administrative expense for fiscal year 2025 increased $16.1 million, or 21.1%, to $92.5 million compared to fiscal year 2024. The increase in general and administrative expenses was primarily driven by a $3.5 million legal settlement along with other related legal fees and increases in stock-based compensation expense, incentive pay and salaries. As a percentage of sales, general and administrative expenses increased 220 basis points to 11.4% for fiscal year 2025 compared to 9.2% for fiscal year 2024. Selling and marketing expense for fiscal year 2025 increased $0.3 million, or 1.3% to $23.1 million compared to fiscal year 2024. The increase was driven primarily by an increase in compensation and travel. As a percentage of sales, selling and marketing expense increased 20 basis points to 2.9% for fiscal year 2025 compared to 2.7% for fiscal year 2024. Amortization expense for fiscal year 2025 remained flat at $6.8 million.
Other Expense, Net

Other expense, net for fiscal year 2025 decreased by $0.3 million, or 18.5% to $1.5 million as compared to fiscal year 2024. Our net interest expense increased by $0.04 million during fiscal year 2025 compared to fiscal year 2024.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes for fiscal year 2025 increased $6.4 million, or 474.3% to $5.0 million compared to fiscal year 2024. This increase was primarily driven by higher pre-tax earnings, offset by impairment charges related to our Maverick Boat Group reporting unit in prior year. For fiscal year 2025, our effective tax rate of 24.8% was increased by a shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes. These increases were partially offset by research tax credits. For fiscal year 2024, our effective tax rate of 2.3% was reduced by the impairment charges related to our Maverick Boat Group reporting unit.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income (loss) for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2025 and 2024, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.6% and 1.9%, respectively.
Comparison of the Fiscal Year Ended June 30, 2024 to the Fiscal Year Ended June 30, 2023
Net Sales
Net sales for fiscal year 2024 decreased $559.3 million, or 40.3%, to $829.0 million, compared to fiscal year 2023. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from decreased wholesale shipments and increased promotional costs across all segments resulting from elevated channel inventory levels and increased flooring costs for the Saltwater Fishing and Cobalt segments, partially offset by a favorable model mix in our Saltwater Fishing segment and inflation-driven year-over-year price increases. Unit volume for fiscal year 2024 decreased 4,478 units, or 45.4%, to 5,385 units compared to fiscal year 2023. Our unit volume decreased primarily due to lower wholesale shipments across all segments. The decrease in wholesale shipments was driven by our efforts to address elevated channel inventory resulting from weakening retail demand experienced throughout the fiscal year.
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

Cost of Sales

Cost of sales for fiscal year 2024 decreased $355.1 million, or 34.2%, to $681.9 million compared to fiscal year 2023. The decrease in cost of sales was primarily driven by a 45.4% decrease in volumes and continuing inflationary pressure on costs. In the Malibu segment, per unit material and labor costs increased $24.3 million driven by an increased mix of larger models that corresponded with higher net sales per unit, fixed-cost deleveraging due to lower volumes and increased prices due to inflationary pressures. In the Saltwater Fishing segment, per unit material and labor costs increased $31.7 million driven by an increased mix of larger models that corresponded with higher net sales per unit, fixed-cost deleveraging due to lower volumes and increased prices due to inflationary pressures. In the Cobalt segment, per unit material and labor costs increased $5.8 million driven by fixed-cost deleveraging due to lower volumes and increased prices due to inflationary pressures.
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
Operating Expenses

Total operating expenses for fiscal year 2024 decreased by $3.5 million, or 1.7%, from fiscal year 2023, primarily due to a $99.4 million decrease in general and administrative expenses related to our settlement of product liability cases in fiscal year 2023, partially offset by $88.4 million in impairment charges related to Maverick Boat Group. General and administrative expense for fiscal year 2024 decreased $99.4 million, or 56.6%, to $76.3 million compared to fiscal year 2023. The decrease in general and administrative expenses was primarily driven by the $100.0 million settlement of product liability cases in June 2023. Additionally, there was a decrease in compensation and personnel-related expenses partially offset by increases in legal and professional fees, licenses and permits, and IT infrastructure expenses. As a percentage of sales, general and administrative expenses decreased 350 basis points to 9.2% for fiscal year 2024 compared to 12.7% for fiscal year 2023. In fiscal year 2024, we recognized a goodwill impairment charge of $49.2 million and an impairment charge to trade names of $39.2 million, both related to Maverick Boat Group. We did not recognize any impairment charges in fiscal year 2023. Selling and marketing expense for fiscal year 2024 decreased $1.2 million, or 5.1% to $22.8 million compared to fiscal year 2023. The decrease was driven primarily by a decrease related to boat show and related events. As a percentage of sales, selling and marketing expense increased 100 basis points to 2.7% for fiscal year 2024 compared to 1.7% for fiscal year 2023. Amortization expense for fiscal year 2024 remained flat at $6.8 million.
Other Expense, Net
Other expense, net for fiscal year 2024 decreased by $1.5 million, or 44.2% to $1.8 million as compared to fiscal year 2023. Our interest expense decreased by $1.1 million during fiscal year 2024 compared to fiscal year 2023 due to lower average outstanding debt.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes for fiscal year 2024 decreased $34.9 million, or 104.0% to ($1.3 million) compared to fiscal year 2023. This decrease was primarily driven by lower pre-tax earnings, including impairment charges related to our Maverick Boat Group reporting unit. For fiscal year 2024, our effective tax rate of 2.3% was reduced by the impairment charges related to our Maverick Boat Group reporting unit. For fiscal year 2023, our effective tax rate of 23.7% differed from the statutory federal income tax rate of 21% primarily due to the impact of U.S. state taxes. This increase in the effective tax rate was partially offset by the benefit of the research and development tax credit as well as the impact of non-controlling interests in the LLC.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income (loss) for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2024 and 2023, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.9% and 2.6%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation, amortization, goodwill and other intangible asset impairment expense and non-cash, non-operating expenses or other expenses that we do not believe are indicative of our ongoing expenses, including abandonment of construction in process, litigation settlements, certain professional fees, non-cash compensation expense and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income (loss) as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
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
The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted EBITDA and presentation of net income (loss) margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Net income (loss)	$15,240	$(56,443)	$107,910
Provision (benefit) for income taxes	5,023	(1,342)	33,581
Interest expense	1,883	1,842	2,962
Depreciation	31,794	26,178	21,912
Amortization	6,799	6,811	6,808
Goodwill and other intangible asset impairment [1]	—	88,389	—
Abandonment of construction in process [2]	—	8,735	—
Litigation settlement [3]	3,500	—	100,000
Non-recurring professional fees [4]	4,962	3,096	4,781
Stock-based compensation expense [5]	5,916	4,935	5,894
Adjustment to tax receivable agreement liability [6]	(347)	36	188
Adjusted EBITDA	$74,770	$82,237	$284,036
Net Sales	$807,561	$829,035	$1,388,365
Net Income (Loss) Margin [7]	1.9%	(6.8)%	7.8%
Adjusted EBITDA Margin [7]	9.3%	9.9%	20.5%

(1)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)
For the three and twelve months ended June 30, 2024, we recorded a non-cash charge of $8.7 million associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process of our Consolidated Statements of Operations and Comprehensive Income (Loss).

(3)	For fiscal year 2025, represents the amount paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors. For fiscal year 2023 represents settlement of product liability cases in June 2023 for $100.0 million.
(4)	For fiscal year 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For fiscal year 2024, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to Batchelder matters and legal and for fiscal year 2023, represents advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
(5)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(6)
For fiscal year 2025, we recognized other income from an adjustment in our tax receivable agreement liability mainly due to a decrease in the state tax rate used in computing our future tax obligations and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2024, we recognized other expense from an adjustment in our tax receivable agreement liability due to an increase in the state tax rate used in computing our future tax obligations and in turn, an increase in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2023, we recognized other expense from an adjustment in our tax receivable agreement liability mainly derived by future benefits from Tennessee net operating losses at Malibu Boats, Inc.

(7)	We calculate net income (loss) margin as net income (loss) divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Adjusted Net Income Per Share

Adjusted net income per share is a newly disclosed non-GAAP financial measure in fiscal 2025. Going forward, we will be disclosing adjusted net income instead of adjusted fully distributed net income (loss). Adjusted net income per share is a non-GAAP financial measure that is used and disclosed by management in order to give management and its investors and analysts a more accurate picture of our underlying earnings performance. Adjusted net income per share, similar to adjusted fully distributed net income (loss), excludes items that management does not believe are indicative of our core operating performance. However, unlike adjusted fully distributed net income (loss), adjusted net income does not assume the exchange of all LLC Units into shares of Class A Common stock, which results in the elimination of non-controlling interests in the LLC. When we completed our IPO in 2014, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 98.6% of the economic interest in the LLC as of June 30, 2025. As a result, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was only 1.6% for fiscal year 2025. We believe adjusted fully distributed net income per share is not as meaningful now as it was in the immediate years following our IPO because the amount recorded as non-controlling interest has a much less significant impact to our earnings performance.
We define adjusted net income per share as net income (loss) attributable to Malibu Boats, Inc. per share, excluding income tax expense (benefit), before goodwill and other intangible asset impairment expense and non-cash, non-operating expenses, or other expenses that we do not believe are indicative of our ongoing expenses, including abandonment of construction in process, litigation settlements, acquisition related amortization, certain professional fees and non-cash compensation expense, and reflecting an adjustment for income tax expense on adjusted income before income taxes at our estimated effective income tax rate.
We exclude the items listed above from net income (loss) per share in arriving at adjusted net income per share because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, the methods by which assets were acquired and other factors. Adjusted net income per share has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) per share as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded are significant components in understanding and assessing a company’s financial performance. Our presentation of adjusted net income per share should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computation of this measure may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income (loss) per share attributable to Malibu Boats, Inc. as determined in accordance with GAAP to adjusted net income per share for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Net income (loss) attributable to Malibu Boats, Inc.	$14,879	$(55,912)	$104,513
Goodwill and other intangible asset impairment [1]	—	88,389	—
Litigation settlement [2]	3,500	—	100,000
Non-recurring professional fees [3]	4,962	3,096	4,781
Stock-based compensation expense [4]	5,916	4,935	5,894
Abandonment of construction in process [5]	—	8,735	—
Acquisition related amortization [6]	6,653	6,672	6,654
Provision (benefit) for taxes	5,023	(1,342)	33,581
Adjusted income before taxes	40,933	54,573	255,423
Income tax expense on adjusted income before income taxes [7]	10,029	13,370	62,068
Adjusted net income	$30,904	$41,203	$193,355

Basic weighted-average shares outstanding	19,664,337	20,439,449	20,501,844

	Fiscal Year Ended June 30,
	2025	2024	2023
Net income (loss) per share attributable to Malibu Boats, Inc.	$0.76	$(2.74)	$5.10
Goodwill and other intangible asset impairment [1]	—	4.32	—
Litigation settlement [2]	0.18	—	4.88
Non-recurring professional fees [3]	0.25	0.15	0.23
Stock-based compensation expense [4]	0.30	0.24	0.29
Abandonment of construction in process [5]	—	0.43	—
Acquisition related amortization [6]	0.34	0.33	0.32
Provision (benefit) for taxes	0.26	(0.07)	1.64
Adjusted income before taxes	2.09	2.66	12.46
Income tax expense on adjusted income before income taxes [7]	0.51	0.65	3.03
Adjusted net income per share	$1.58	$2.01	$9.43

(1)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)	For fiscal year 2025, represents the amount paid pursuant to a settlement agreement with the Trustee for Tommy's Fort Worth LLC and its affiliate debtors. For fiscal year 2023 represents settlement of product liability cases in June 2023 for $100.0 million.
(3)	For fiscal year 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For fiscal year 2024, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to Batchelder matters and legal and for fiscal year 2023, represents advisory fees related to product liability cases that were settled for $100.0 million in June 2023.
(4)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(5)
For the three and twelve months ended June 30, 2024, we recorded a non-cash charge of $8.7 million associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process of our Consolidated Statements of Operations and Comprehensive Income (Loss).

(6)	For fiscal years 2025, 2024 and 2023, represents amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt.
(7)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% of income before taxes for fiscal year 2025, 24.5% of income before taxes for fiscal year 2024 and 24.3% of income before taxes for fiscal year 2023. The estimated normalized annual effective income tax rate for fiscal years 2025, 2024 and 2023 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our Australian subsidiary.
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
Capital Expenditures.
During fiscal year 2025, we incurred approximately $27.9 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives.

Principal and Interest Payments.
Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of June 30, 2025, we had $18.0 million outstanding borrowings under our revolving credit facility, with $330.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
Tax Receivable Agreement.
We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $0.3 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur after considering net operating loss utilization and whether there is sufficient taxable income.
Operating Lease Obligations.
Lease commitments consist principally of leases for our manufacturing facilities. For fiscal year 2026, our expected operating lease payments will be $2.7 million and our total committed lease payments are $7.9 million as of June 30, 2025. Additional information regarding our operating leases is available in Note 11, Leases, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Purchase Obligations.
In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2026. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of June 30, 2025, we had purchase orders in the amount of $54.3 million due within the next 12 months.
Return of Capital/Stock Repurchase Program.
In October 2024, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2024 Repurchase Program") for the period from November 8, 2024 to June 30, 2025. During the fiscal year ended June 30, 2025, we repurchased 997,791 shares of Class A Common Stock for $36.0 million in cash including related fees and expenses under our repurchase programs. In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. We may purchase shares under our repurchase program from time to time in privately negotiated transactions or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended at the discretion of management, subject to strategic considerations, market conditions, and other factors. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends.

During fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We maintain liability insurance applicable to the Batchelder-related matters with coverage up to $26.0 million. As of June 30, 2025, we had received approximately $21.0 million in insurance coverage proceeds, subject in certain cases to reservation of rights by the insurance carriers. We contend that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the Court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. We intend to vigorously pursue our claims against our insurers to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, we cannot predict the outcome of such litigation.

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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Total cash provided by (used in):
Operating activities	$56,506	$55,558	$184,733
Investing activities	(27,374)	(75,842)	(54,638)
Financing activities	(18,820)	(31,695)	(134,574)
Impact of currency exchange rates on cash balances	(255)	(13)	(328)
Increase (decrease) in cash	$10,057	$(51,992)	$(4,807)
Cash Flows From Operating Activities
Net cash provided by operating activities was $56.5 million for fiscal year 2025, compared to $55.6 million for the same period in 2024, an increase of $0.9 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $12.2 million. Net cash provided by operating activities was $55.6 million for fiscal year 2024, compared to $184.7 million for the same period in 2023, a decrease of $129.2 million. The decrease in cash provided by operating activities primarily resulted from a decrease of $51.4 million in net income (after consideration of non-cash items included in net income (loss), primarily related to the Maverick impairment of goodwill and other intangible assets, abandonment of construction in process, depreciation and deferred tax assets) and net decrease in operating assets and liabilities of $77.8 million. This decrease was related to a reduction in working capital, resulting from lower sales and a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with all Batchelder-related product liability matters, offset by $21.0 million in insurance coverage proceeds received in fiscal year 2024 that are subject in certain cases to reservation of rights by the insurance carriers.
Cash Flows From Investing Activities
Net cash used in investing activities was $27.4 million for fiscal year 2025 compared to $75.8 million for the same period in 2024, a decrease of cash used in investing activities of $48.4 million. The decrease in cash used in investing activities was primarily related to decreased capital expenditures compared to the same period in 2024. We experienced higher capital expenditures in fiscal year 2024 primarily related to the completion of our Roane County, Tennessee facility. Net cash used in investing activities was $75.8 million for fiscal year 2024 compared to $54.6 million for the same period in 2023, an increase of cash used in investing activities of $21.2 million. The increase in cash used in investing activities was primarily related to increased capital expenditures in fiscal year 2024 as mentioned above.
Cash Flows From Financing Activities
Net cash used in financing activities was $18.8 million for fiscal year 2025 compared to net cash used in financing activities of $31.7 million for fiscal year 2024, a decrease of $12.9 million cash used. During fiscal year 2025, we borrowed $18.0 million, net of repayments, under our revolving credit facility, compared to no borrowings, net of repayments during fiscal year 2024. We repurchased $36.0 million of our Class A Common Stock under our stock repurchase program in fiscal year 2025 compared to repurchases of $29.3 million in fiscal year 2024.
Net cash used in financing activities was $31.7 million for fiscal year 2024 compared to net cash used in financing activities of $134.6 million for fiscal year 2023, a decrease of $102.9 million cash used. During fiscal year 2024, we repurchased $29.3 million of our Class A Common Stock under our stock repurchase program compared to $7.9 million in fiscal year 2023. During fiscal year 2024 we had no borrowings, net of repayments compared to repayments of $120.1 million, net of borrowings, in fiscal 2023.
Revolving Credit Facility
Our indirect subsidiary, Malibu Boats, LLC, has a revolving credit facility in an aggregate principal amount of up to $350.0 million with a maturity date of July 8, 2027. As of June 30, 2025, Malibu Boats, LLC, had $18.0 million outstanding balance under its revolving credit facility and $1.7 million in outstanding letters of credit, with $330.3 million available for borrowing. Malibu Boats, LLC, has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During fiscal year 2025, we repurchased 22 units under our repurchase agreements, including 19 boats that were related to the bankruptcy with Tommy's Boats totaling $2.5 million. The repurchases of the boats in the inventory of Tommy's Boats were reflected in our June 30, 2024 consolidated financial statements and those boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the repurchase agreement, the Trustee retained Gordon Brothers to sell the remaining inventory as part of liquidation sales. As of December 31, 2024, none of our new model year 2023 and 2024 boats were remaining in the inventory of Tommy's Boats. We repurchased 17 units under our repurchase agreements during fiscal year 2024 which boats were subsequently resold during fiscal year 2024 above cost. For fiscal year 2023, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
Critical Accounting Policies and Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and cash flows, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, warranty claims, goodwill, intangible assets and long lived assets other than intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We may be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. We accrue returns when a repurchase and return, due to the default of one of our dealers, is determined to be probable and the return is reasonably estimable. Historically, product returns resulting from repurchases made under the floor plan financing program have not been material and the returned boats have been subsequently resold above their cost. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. Refer to Note 9 and Note 17 related to our product warranty and repurchase commitment obligations, respectively.
Revenue from boat part sales is recorded as the product is shipped from our location, which is free on board shipping point. Revenue associated with sales of materials, parts, boats or engine products sold under our exclusive manufacturing and distribution agreement with our Australian subsidiary are eliminated in consolidation. Revenue associated with sales to the independent representative responsible for international sales is recognized in accordance with free on board shipping point terms, the point at which the risks of ownership and loss pass to the representative. A fixed percentage discount is earned by the independent representative at the time of shipment to the representative as a reduction in the price of the boat and is recorded in our consolidated statements of operations and comprehensive income (loss) as a reduction in sales.
We earn royalties on boats shipped with our proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recognized when products are used or sold with our patented technology by these other boat manufacturers and industry suppliers. The usage of our technology satisfies the performance obligation in the contract.
Product Warranties
Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate warranty costs we expect to incur and record a liability for such costs at the time the product revenue is recognized. We utilize historical claims trends and analytical tools to develop the estimate of our warranty obligation on a per boat basis, by brand and warranty year. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Beginning with model year 2016, we increased the term of our limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, we increased the term of our bow-to-stern warranty for Cobalt brand boats from three years to five years. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods. A hypothetical change of a 10% increase or decrease to our estimate of the warranty liability as of June 30, 2025 would have affected net income for the fiscal year ended June 30, 2025 by approximately $4.1 million. Refer to Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on warranties.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—

Goodwill and Other. Under the guidance, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, our management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then our management determines the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
For the fiscal year ended June 30, 2025, we performed a qualitative assessment on the reporting units which indicated that the fair value of our reporting units more likely than not exceeded their respective carrying amounts.
During the three months ended March 31, 2024, we determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fiscal year 2024 and fiscal year 2025 forecasts, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fiscal year 2024 and fiscal year 2025 forecast, we performed a goodwill impairment analysis as of March 31, 2024 consistent with our approach for annual impairment testing, including similar models and inputs. Based on such analysis, we determined that its estimated fair value for the Maverick Boat Group reporting unit was less than its carrying value as of March 31, 2024 and recognized an impairment charge of $49.2 million for the three months ended March 31, 2024. For the fiscal year ended June 30, 2024, we performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts
For the fiscal year ended June 30, 2023, we performed a quantitative assessment on the Maverick Boat Group reporting unit which indicated that the fair value of its reporting unit more likely than not exceeded its carrying amount. We did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2025 and 2023.
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
The carrying amount of definite-lived intangible assets is reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

During the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge to trade names of $39.2 million for the three months ended March 31, 2024 related to the Maverick Boat Group reporting unit. The impairment was principally a result of a decline, in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive income (loss). No other intangible asset impairment loss was recorded. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2025 and 2023.
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
The Company recognized $8.7 million for abandonment of construction in process charges related to the ERP (Enterprise resource planning) project during the year ended June 30, 2024. The charge pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 6). There was no impairment loss recognized on long-lived assets for the fiscal years ended June 30, 2025 and 2023.
New Accounting Pronouncements
See "Part II, Item 8. Financial Statements and Supplementary Data—Note 1—Organization, Basis of Presentation, and Summary of Significant Accounting Policies—Recent Accounting Pronouncements.”

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
Foreign Exchange Rate Risk
We have operations both within the United States and Australia, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar resulted in an immaterial loss in foreign currency translation in the fiscal year ended June 30, 2025. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar resulted in an immaterial gain in foreign currency translation in the fiscal year ended June 30, 2024 and June 30, 2023. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian operations, we monitor, on a regular basis, the financial condition and position of the subsidiary. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
Additionally, the assets and liabilities of our Australian subsidiary are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the stockholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses of our foreign subsidiary are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheets that are denominated in a currency other than the functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income (loss).
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility, which bear interest at variable rates. At June 30, 2025, we had $18.0 million outstanding debt under our revolving credit facility. As of June 30, 2025, the undrawn borrowing amount under our revolving credit facility was $330.3 million
At June 30, 2025, the interest rate on our revolving credit facility was 7.75% under the terms of the Credit Agreement. Based on a sensitivity analysis at June 30, 2025, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.2 million.
If interest rates increase, we will be obligated to make higher interest payments to our lenders.

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
The Company's management, including its chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2025. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on such assessment the Company's management has concluded that, as of June 30, 2025, its internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of June 30, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Malibu Boats, Inc.
Loudon, Tennessee
August 28, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Malibu Boats, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated August 28, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
Nashville, Tennessee
August 28, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of certain assumptions underlying the product warranty liability for certain brands
As discussed in Note 9 to the consolidated financial statements, the Company's product warranty liability as of June 30, 2025 was $41.0 million. The product warranty liability represents estimated future costs to repair or replace defective products during the warranty period for each boat sold. The Company's estimated future costs to repair or replace defective products includes assumptions regarding the anticipated warranty costs per boat by brand.
We identified the evaluation of the anticipated warranty costs per boat that are used to estimate the product warranty liability for Malibu and Axis branded boats as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate the Company's estimate of the anticipated warranty costs per boat, due to the nature of the audit evidence.
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
Nashville, Tennessee
August 28, 2025

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2025	2024	2023
Net sales	$807,561	$829,035	$1,388,365
Cost of sales	663,470	681,940	1,037,070
Gross profit	144,091	147,095	351,295
Operating expenses:
Selling and marketing	23,071	22,784	24,009
General and administrative	92,460	76,323	175,694
Goodwill and other intangible asset impairment	—	88,389	—
Abandonment of construction in process	—	8,735	—
Amortization	6,799	6,811	6,808
Operating income (loss)	21,761	(55,947)	144,784
Other expense (income), net:
Other (income) expense, net	(385)	(4)	331
Interest expense	1,883	1,842	2,962
Other expense, net	1,498	1,838	3,293
Income (loss) before provision (benefit) for income taxes	20,263	(57,785)	141,491
Provision (benefit) for income taxes	5,023	(1,342)	33,581
Net income (loss)	15,240	(56,443)	107,910
Net income (loss) attributable to non-controlling interest	361	(531)	3,397
Net income (loss) attributable to Malibu Boats, Inc.	$14,879	$(55,912)	$104,513

Comprehensive income (loss):
Net income (loss)	$15,240	$(56,443)	$107,910
Other comprehensive (loss) income
Change in cumulative translation adjustment	(448)	142	(833)
Other comprehensive (loss) income	(448)	142	(833)
Comprehensive income (loss)	14,792	(56,301)	107,077
Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	346	(516)	3,371
Comprehensive income (loss) attributable to Malibu Boats, Inc., net of tax	$14,446	$(55,785)	$103,706

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	19,664,337	20,439,449	20,501,844
Diluted	19,694,677	20,439,449	20,641,173
Net income (loss) available to Class A Common Stock per share:
Basic	$0.76	$(2.74)	$5.10
Diluted	$0.76	$(2.74)	$5.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2025	June 30, 2024
Assets
Current assets
Cash	$37,002	$26,945
Trade receivables, net	23,034	23,141
Inventories, net	142,163	145,573
Prepaid expenses and other current assets	14,634	6,470
Assets held for sale	3,059	—
Total current assets	219,892	202,129
Property, plant and equipment, net	235,877	244,601
Goodwill	51,306	51,415
Other intangible assets, net	168,634	175,449
Deferred tax assets	51,601	58,097
Other assets	7,268	7,933
Total assets	$734,578	$739,624
Liabilities
Current liabilities
Accounts payable	24,420	19,152
Accrued expenses	109,770	119,430
Income taxes and tax distribution payable	151	4
Payable pursuant to tax receivable agreement, current portion	271	—
Total current liabilities	134,612	138,586
Deferred tax liabilities	14,674	17,661
Other liabilities	7,297	8,045
Payable pursuant to tax receivable agreement, less current portion	40,162	40,613
Long-term debt	18,000	—
Total liabilities	214,745	204,905
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,225,848 shares issued and outstanding as of June 30, 2025; 20,181,542 shares issued and outstanding as of June 30, 2024	190	200
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of June 30, 2025; 12 shares issued and outstanding as of June 30, 2024	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025; no shares issued and outstanding as of June 30, 2024	—	—
Additional paid in capital	35,253	64,222
Accumulated other comprehensive loss, net of tax	(4,646)	(4,198)
Accumulated earnings	484,664	469,785
Total stockholders' equity attributable to Malibu Boats, Inc.	515,461	530,009
Non-controlling interest	4,372	4,710
Total stockholders’ equity	519,833	534,719
Total liabilities and stockholders' equity	$734,578	$739,624
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

					Additional Paid In Capital	Accumulated Other Comprehensive Loss, net of tax	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	20,501	$203	10	$—	$85,294	$(3,507)	$421,184	$10,394	$513,568
Net income	—	—	—	—	—	—	104,513	3,397	107,910
Stock-based compensation, net of withholding taxes on vested equity awards	68	1	—	—	2,709	—	—	—	2,710
Issuances of equity for services	2	—	—	—	1,194	—	—	—	1,194
Issuance of equity for exercise of options	31	—	—	—	1,317	—	—	—	1,317
Repurchase and retirement of common stock	(144)	(1)	—	—	(7,867)	—	—	—	(7,868)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,710)	—	—	—	(1,710)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	2,619	—	—	—	2,619
Exchange of LLC Units for Class A Common Stock	145	1	—	—	2,765	—	—	(2,765)	1
Issuance of Class B Common Stock	—	—	2	—	—	—	—	—	—
Distributions to LLC Unit holders	—	—	—	—	—		—	(3,131)	(3,131)
Foreign currency translation adjustment	—	—	—	—	—	(833)	—	(24)	(857)
Balance at June 30, 2023	20,603	204	12	—	86,321	(4,340)	525,697	7,871	615,753
Net loss	—	—	—	—	—	—	(55,912)	(531)	(56,443)
Stock-based compensation, net of withholding taxes on vested equity awards	131	1	—	—	3,397	—	—	—	3,398
Issuances of equity for services	12	—	—	—	1,179	—	—	—	1,179
Repurchase and retirement of common stock	(699)	(7)	—	—	(29,836)	—	—	—	(29,843)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,320)	—	—	—	(1,320)

Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,960	—	—	—	1,960
Exchange of LLC Units for Class A Common Stock	135	2	—	—	2,521	—	—	(2,521)	2
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	142	—	5	147
Balance at June 30, 2024	20,182	200	12	—	64,222	(4,198)	469,785	4,710	534,719
Net income	—	—	—	—	—	—	14,879	361	15,240
Stock-based compensation, net of withholding taxes on vested equity awards	(16)	—	—	—	4,761	—	—	—	4,761
Issuances of equity for services	12	—	—	—	1,091	—	—	—	1,091
Issuance of equity for exercise of options	—	—	—	—	233	—	—	—	233
Repurchase and retirement of common stock	(997)	(10)	—	—	(35,945)	—	—	—	(35,955)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(167)	—	—	—	(167)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	367	—	—	—	367
Exchange of LLC Units for Class A Common Stock	45	—	—	—	691	—	—	(691)	—
Foreign currency translation adjustment	—	—	—	—	—	(448)	—	(8)	(456)
Balance at June 30, 2025	19,226	$190	12	$—	$35,253	$(4,646)	$484,664	$4,372	$519,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2025	2024	2023
Operating activities:
Net income (loss)	$15,240	$(56,443)	$107,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense	5,916	4,935	5,894
Non-cash compensation to directors	1,091	1,512	1,136
Depreciation	31,794	26,178	21,912
Amortization	6,799	6,811	6,808
Deferred income taxes	3,870	(4,355)	(16,158)
Adjustment to tax receivable agreement liability	(347)	36	188
Other items, net	2,394	2,217	1,680
Goodwill and other intangible asset impairment	—	88,389	—
Abandonment of construction in process	—	8,735	—
Change in operating assets and liabilities:
Trade receivables	106	45,257	(16,804)
Inventories	3,373	25,702	(14,362)
Prepaid expenses and other assets	(493)	1,668	(1,705)
Accounts payable	6,560	(20,612)	(5,148)
Income taxes receivable and payable	269	(708)	6
Accrued expenses	(17,758)	(67,634)	99,326
Other liabilities	(2,308)	(1,922)	(1,976)
Payment pursuant to tax receivable agreement	—	(4,208)	(3,974)
Net cash provided by operating activities	56,506	55,558	184,733
Investing activities:
Purchases of property and equipment	(27,917)	(75,962)	(54,840)
Proceeds from sale of property and equipment	543	120	202
Net cash used in investing activities	(27,374)	(75,842)	(54,638)
Financing activities:
Proceeds from revolving credit facility	48,000	75,000	241,700
Payments on revolving credit facility	(30,000)	(75,000)	(338,700)
Principal payments on long-term borrowings	—	—	(23,125)
Payment of deferred financing costs	—	—	(1,362)
Proceeds received from exercise of stock options	233	—	1,317
Cash paid for tax withholdings	(1,098)	(1,489)	(3,135)
Distributions to non-controlling LLC Unit holders	—	(890)	(3,401)
Repurchase and retirement of Class A Common Stock	(35,955)	(29,316)	(7,868)
Net cash used in financing activities	(18,820)	(31,695)	(134,574)
Effect of exchange rate changes on cash	(255)	(13)	(328)
Changes in cash	10,057	(51,992)	(4,807)
Cash—Beginning of period	26,945	78,937	83,744
Cash—End of period	$37,002	$26,945	$78,937
Supplemental cash flow information:

Cash paid for interest	$1,945	$3,046	$3,061
Cash paid for income taxes	910	3,529	50,515
Income tax refunds	(1,565)	(1,404)	—
Non-cash operating, investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	367	1,960	2,619
Establishment of amounts payable under tax receivable agreements	167	1,320	1,710
Exchange of LLC Units for Class A Common Stock	691	2,521	2,765
Tax distributions payable to non-controlling LLC Unit holders	—	—	776
Reclassification of properties to assets held for sale	3,059	—	—
ROU assets obtained in exchange for lease liabilities	1,787	—	—
Repurchase/retirement of common stock not settled	—	527	—
Capital expenditures in accounts payable	250	1,045	2,207
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
The Company’s top ten dealers represented 42.8%, 40.4% and 41.1%, of the Company’s net sales for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2025 and 2024, no highly liquid investments were held and the entire balance consists of cash.
At June 30, 2025 and 2024, substantially all cash on hand was held by two financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2025 and 2024, the allowance for doubtful receivables was $0. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
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
For the fiscal year ended June 30, 2025, the Company performed a qualitative assessment on the reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal year ended June 30, 2025.
During the three months ended March 31, 2024, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fiscal year 2024 and fiscal year 2025 forecast, the Company performed a goodwill impairment analysis as of March 31, 2024 consistent with the Company’s approach for annual impairment testing, including similar models and inputs. Based on such analysis, the Company determined that its estimated fair value for the Maverick Boat Group reporting unit was less than its carrying value as of March 31, 2024 and the Company recognized an impairment charge of $49,189 for the three months ended March 31, 2024. For the fiscal year ended June 30, 2024, the Company performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts
For the fiscal year ended June 30, 2023, the Company performed a quantitative assessment on the Maverick Boat Group reporting unit which indicated that the fair value of its reporting unit more likely than not exceeded its carrying amount. For the fiscal year ended June 30, 2023, the Company performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal year ended June 30, 2023.

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
The carrying amount of definite-lived intangible assets is reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.
During the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge to trade names of $39,200 for the three months ended March 31, 2024 related to the Maverick Boat Group reporting unit. The impairment was principally a result of a decline, in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive income (loss). No other intangible asset impairment loss was recorded. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2025 and 2023.
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
The Company recognized $8,735 in abandonment of construction in process charges related to the ERP (Enterprise resource planning) project during the year ended June 30, 2024. The charges pertain to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
Dealer Incentives
The Company provides for various structured dealer rebates and sales promotions incentives, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods, at the time of sale to the dealer. Examples of such programs include rebates, seasonal discounts and other allowances.

Dealer rebates and sales promotion expenses are estimated based on current programs and historical achievement and/or usage rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if dealer achievement or other items vary from historical trends.
Free floor plan financing incentives include payments to the lenders providing floor plan financing to the dealers or directly to the dealers themselves. Free floor plan financing incentives are estimated at the time of sale to the dealer based on the expected expense to the Company over the term of the free flooring period and are recognized as a reduction in sales. The Company accounts for both incentive payments directly to dealers and payment to third party lenders in this manner. Dealer incentives are included in accrued expenses on the Company's consolidated balance sheets.
Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Balance at beginning of year	$27,482	$13,715	$15,852
Add: Dealer rebate incentives	3,873	28,385	32,953
Less: Dealer rebates paid	(25,725)	(14,618)	(35,090)
Balance at end of year	$5,630	$27,482	$13,715
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Balance at beginning of year	$1,429	$1,134	$187
Add: Flooring incentives	13,811	17,590	13,926
Less: Flooring paid	(13,813)	(17,295)	(12,979)
Balance at end of year	$1,427	$1,429	$1,134
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
The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2022 through 2024, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2021 through 2024.
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
Dealers generally have no rights to return unsold boats. From time to time, however, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy, which generally limits returns to instances of manufacturing defects. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. The Company accrues returns when a repurchase and return, due to the default of one of its dealers, is determined to be probable and the amount of the return is reasonably estimable. Refer to Note 9 and Note 17 related to the Company’s product warranty and repurchase commitment obligations, respectively.
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
See Note 2 for more information.
Delivery Costs
Shipping and freight costs are included in cost of sales in the accompanying consolidated statements of operations and comprehensive income (loss).
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for the fiscal years ended June 30, 2025, 2024, and 2023.
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
Equity-Based Compensation
The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. Stock options granted to executives January 14, 2019 were valued using the Black-Scholes option pricing model. Stock awards granted on November 4, 2024, November 6, 2023 and November 3, 2022 based on total shareholder return were valued using a Monte Carlo simulation. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plans are measured based on the market price of the Company’s stock on the grant date. See Note 15 for more information.

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
Comprehensive Income (Loss)
Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments. The Company has chosen to disclose comprehensive income (loss) in a single continuous consolidated statement of operations and comprehensive income (loss).
Recent Accounting Pronouncements
In November, 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We adopted ASU 2023-07 in the fourth quarter of fiscal 2025. The adoption of this guidance resulted in additional financial statement disclosures and had no impact to our consolidated financial condition, results of operations, or cash flows. See Note 19 - Segment Reporting which includes the disclosures resulting from our adoption of this guidance.

In December, 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures and related cash flow disclosures, but it does not impact the Company’s results of operations, or financial condition.
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

2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Fiscal Year Ended June 30, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$296,980	$277,218	$212,128	$786,326
Part and other sales	15,718	2,417	3,100	21,235
Net sales	$312,698	$279,635	$215,228	$807,561

Revenue by geography:
North America	$285,820	$265,250	$207,588	$758,658
International	26,878	14,385	7,640	48,903
Net sales	$312,698	$279,635	$215,228	$807,561

	Fiscal Year Ended June 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$264,811	$325,993	$219,188	$809,992
Part and other sales	14,320	1,549	3,174	19,043
Net sales	$279,131	$327,542	$222,362	$829,035

Revenue by geography:
North America	$249,841	$314,014	$215,255	$779,110
International	29,290	13,528	7,107	49,925
Net sales	$279,131	$327,542	$222,362	$829,035

	Fiscal Year Ended June 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$618,001	$447,587	$299,028	$1,364,616
Part and other sales	18,246	1,569	3,934	23,749
Net sales	$636,247	$449,156	$302,962	$1,388,365

Revenue by geography:
North America	$582,092	$440,449	$292,335	$1,314,876
International	54,155	8,707	10,627	73,489
Net sales	$636,247	$449,156	$302,962	$1,388,365
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

3. Non-controlling Interest
The non-controlling interest on the consolidated statements of operations and comprehensive income (loss) represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of June 30, 2025		As of June 30, 2024
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	276,419	1.4%	321,419	1.6%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,225,848	98.6%	20,181,542	98.4%
	19,502,267	100.0%	20,502,961	100.0%

Balance of non-controlling interest as of June 30, 2023	$7,871
Allocation of loss to non-controlling LLC Unit holders for period	(531)
Distributions paid and payable to non-controlling LLC Unit holders for period	(114)
Reallocation of non-controlling interest	(2,516)
Balance of non-controlling interest as of June 30, 2024	4,710
Allocation of income to non-controlling LLC Unit holders for period	361
Reallocation of non-controlling interest	(699)
Balance of non-controlling interest as of June 30, 2025	$4,372
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the “LLC Agreement”), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2025, the Company caused the LLC to issue a total of 193,914 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to non-employee directors for their services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. incentive plans, (iii) the issuance of restricted Class A Common Stock granted under the incentive plans, (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock for the exercise of options granted under the incentive plans. During fiscal year 2025, 6,885 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 50,200 LLC Units were canceled in connection with stock awards with a performance condition that was deemed to not be achieved and 94,732 LLC Units were cancelled in connection with the forfeiture of stock awards. In connection with the cancellation of LLC Units described above, an equivalent 151,817 treasury shares were retired in accordance with the LLC Agreement. Also during fiscal year 2025, 997,791 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of treasury shares under the Company's stock repurchase programs.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of June 30, 2025 and 2024, the tax distributions payable to non-controlling LLC Unit holders were $0. During the fiscal years ended June 30, 2025, 2024, and 2023, tax distributions paid to the non-controlling LLC Unit holders were $0, $890, and $3,401, respectively.
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

4. Inventories, net
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) or weighted-average basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2025	2024
Raw materials	$97,089	$107,245
Work in progress	24,890	20,683
Finished goods	20,184	16,392
Inventory subject to return [1]	—	1,253
Total inventories	$142,163	$145,573

(1)	Represents accrual related to Tommy's Boats. See Note 17 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2025	2024
Prepaid expenses	$4,257	$5,808
Insurance receivables	8,375	—
Other receivables	2,002	662
Total prepaid expenses and other current assets	$14,634	$6,470

Insurance receivables include approximately $7,800 related to a settlement amount associated with a claim that the Company has filed with its insurance carrier and, based on communications with the insurer and its own assessment, believes that recovery of the loss is probable. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this report.

6. Property, Plant, and Equipment, net
Property, plant, and equipment acquired outside of acquisition are stated at cost. When property, plant, and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is accounted for in the consolidated statements of operations and comprehensive income (loss). Major additions are capitalized; maintenance, repairs and minor improvements are charged to operating expenses as incurred if they do not increase the life or productivity of the related capitalized asset. Depreciation on leasehold improvements is computed using the straight-line method based on the lesser of the remaining lease term or the estimated useful life and depreciation of equipment is computed using the straight-line method over the estimated useful life as follows:

Years
Building	20
Leasehold improvements	Shorter of useful life or lease term
Machinery and equipment	3-5
Furniture and fixtures	3-5
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. During fiscal year 2024, the Company abandoned a Company-wide ERP project. As such, the Company recorded a non-cash charge of $8,735 associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). No impairment charges were recorded for the fiscal years ended June 30, 2025 and 2023 in the Company’s consolidated financial statements.
Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2025	2024
Land	$4,716	$4,890
Building and leasehold improvements	171,685	170,958
Machinery and equipment	143,526	118,123
Furniture and fixtures	16,609	15,466
Construction in process	35,189	43,511
	371,725	352,948
Less accumulated depreciation	(135,848)	(108,347)
Property, plant and equipment, net	$235,877	$244,601
Included within the current asset section of our consolidated balance sheet at June 30, 2025 is an amount classified as assets held for sale totaling $3.1 million. The property is valued at its carrying value, which was less than the fair value minus costs to sell. The assets held for sale consist of the land and building from the former Malibu Electronics (included within the Malibu segment) manufacturing building located in Alexander City, Alabama. The Company no longer has a use for this building as the current Malibu Electronics manufacturing building is now located in Loudon, Tennessee. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present obligation and expected to sell within 12 months.
Depreciation expense was $31,794, $26,178 and $21,912 for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2025 and 2024 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2023	$12,072	$68,714	$19,791	$100,577
Impairment related to Maverick Boat Group	—	(49,189)	—	$(49,189)
Effect of foreign currency changes on goodwill	27	—	—	27
Goodwill as of June 30, 2024	12,099	19,525	19,791	51,415
Effect of foreign currency changes on goodwill	(109)	—	—	(109)
Goodwill as of June 30, 2025	$11,990	$19,525	$19,791	$51,306

The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2025	2024
Definite-lived intangibles:
Dealer relationships	$131,696	$131,735	15-20	13.6
Patent	2,600	2,600	15	7.0
Trade name	100	100	15	5.0
Non-compete agreement	46	47	10	0.0
Total	134,442	134,482
Less: Accumulated amortization	(44,808)	(38,033)
Total definite-lived intangible assets, net	89,634	96,449
Indefinite-lived intangible:
Trade names	118,200	118,200
Less: Impairment charge	(39,200)	(39,200)
Total other intangible assets	$168,634	$175,449
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
Additionally, during the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge on trade names of $39,200 related to the Maverick Boat Group reporting unit. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive income (loss). No other intangible asset impairment loss was recorded in fiscal years 2025, 2024 or 2023.
For more information, refer to Note 1 of our consolidated financial statements included elsewhere in this report.
Amortization expense recognized on all amortizable intangibles was $6,799, $6,811 and $6,808 for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
Estimated future amortization expenses as of June 30, 2025 are as follows:

Fiscal Year	As of June 30, 2025
2026	$6,800
2027	6,800
2028	6,800
2029	6,800
2030	6,704
2031 and thereafter	55,730
$89,634

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,
	2025	2024
Warranties	$40,970	$37,967
Dealer incentives	7,057	28,911
Accrued compensation	15,438	13,791
Current operating lease liabilities	2,408	2,177
Accrued legal and professional fees	33,729	22,467
Customer deposits	3,508	4,270
Government grant	4,089	5,867
Other accrued expenses	2,571	3,980
Total accrued expenses	$109,770	$119,430
Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. Accrued legal and professional fees also includes approximately $7,800 related to a settlement amount associated with a claim that the Company has filed with its insurance carrier and, based on communications with the insurer and its own assessment, believes that recovery of the loss is probable. Additionally, accrued legal and professional fees include approximately $3,500 related to the settlement agreement with Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth LLC and its affiliate debtors, which agreement was approved by the United States Bankruptcy Court of the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court") and is subject to certain conditions. For more information, refer to Note 17 of our consolidated financial statements included elsewhere in this report.
Government grant includes approximately $4,089 related to an Economic Development Grant to be paid by the State of Tennessee in relation to the Company's recent purchase of a production facility in Roane County, Tennessee and the moving production of certain models of Cobalt boats from Kansas to Tennessee. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
9. Product Warranties
The Company's Malibu and Axis brand boats have a limited warranty for a period of up to five years. The Company's Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount, and (2) a five year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gelcoat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of three years (excluding hull and deck structural components). For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company's warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
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
Changes in the Company’s product warranty liability, which are included in accrued expenses in the accompanying consolidated balance sheets, were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Beginning balance	$37,967	$41,709	$38,673
Add: Warranty Expense	29,658	23,744	24,812
Less: Warranty claims paid	(26,655)	(27,486)	(21,776)
Ending balance	$40,970	$37,967	$41,709
10. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2025	2024
Term loan	$—	$—
Revolving credit loan	18,000	—
Total debt	18,000	—
Less current maturities	—	—
Long-term debt less current maturities	$18,000	$—
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that amended and restated its second amended and restated credit agreement dated as of June 28, 2017. The Credit Agreement increased the borrowing capacity of the revolving credit facility from $170,000 to $350,000. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments. As of June 30, 2025, the Company had $18,000 outstanding under its revolving credit facility and $1,697 in outstanding letters of credit with $330,303 available for borrowing. The revolving credit facility matures on July 8, 2027.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of June 30, 2025, the interest rate on the Company’s revolving credit facility was 7.75%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of June 30, 2025 and 2024, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

		As of June 30,
Classification		2025	2024
Assets
Right-of-use assets	Other assets	$6,551	$6,883

Liabilities
Current operating lease liabilities	Accrued expenses	$2,408	$2,177
Long-term operating lease liabilities	Other liabilities	4,915	5,763
Total lease liabilities		$7,323	$7,940

		Fiscal Year Ended June 30,
Classification		2025	2024	2023
Operating lease costs (1)	Cost of sales	$2,394	$2,537	$2,686
	Selling and marketing, and general and administrative	787	838	878

Sublease income	Other income, net	(38)	(38)	(38)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	2,667	2,661	2,555
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the fiscal year ended June 30, 2025 and 2024 was 3.02 years and 3.60 years, respectively. As of June 30, 2025 and 2024, the weighted average discount rate determined based on the Company's incremental borrowing rate is 4.64% and 3.67%, respectively.
Future annual minimum lease payments for the following fiscal years as of June 30, 2025 are as follows:

Amount
2026	$2,691
2027	2,681
2028	1,935
2029	437
2030	146
2031 and thereafter	—
Total	7,890
Less imputed interest	(567)
Present value of lease liabilities	$7,323
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
The following table reflects the changes to the Company's Tax Receivable Agreement liability:

	As of June 30,
	2025	2024
Beginning balance	$40,613	$43,465
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	167	1,320
Adjustment for change in estimated state tax rate or benefits	(347)	36
Payment under tax receivable agreement	—	(4,208)
	40,433	40,613
Less current portion under tax receivable agreement	(271)	—
Ending balance	$40,162	$40,613
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
As of June 30, 2025 and 2024, the Company recorded deferred tax assets of $120,382 and $120,015, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 13. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next payment is anticipated to occur after considering net operating loss utilization and whether there is sufficient taxable income.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation were recognized upon enactment. The Company accrued $0.4 million excise tax for stock repurchases during fiscal years ended June 30, 2025. The Company did not recognize any significant impact to income tax expense for the fiscal years ended June 30, 2025 or June 30, 2024 relating to the Inflation Reduction Act.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA contains a broad range of provisions affecting businesses, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including provisions related to bonus depreciation and research and development expensing, as well as modifications to foreign derived intangible income and the restoration of other favorable tax provisions. The legislation has multiple effective dates, with certain provisions, including elective 100% bonus depreciation for assets placed in service after January 19, 2025, with many others generally not effective until 2026 through 2027. We are currently assessing its impact on our consolidated financial statements, which will be incorporated during the period of enactment.
The components of income taxes (benefit) are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Current tax expense (benefit):
Federal	$715	$2,358	$39,462
State	(17)	424	9,071
Foreign	774	345	1,331
Total current	1,472	3,127	49,864
Deferred tax expense (benefit):
Federal	3,641	(3,872)	(14,230)
State	18	(577)	(2,019)
Foreign	(108)	(20)	(34)
Total deferred	3,551	(4,469)	(16,283)
Income tax expense (benefit)	$5,023	$(1,342)	$33,581
The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Federal tax provision (benefit) at statutory rate	21.0%	(21.0)%	21.0%
State income taxes, net of federal benefit	2.4	(0.3)	3.5
Permanent differences attributable to partnership investment	0.3	1.5	(0.5)
Certain federal tax code limitations	1.1	0.7	0.8
Restricted stock shortfall (windfall)	1.3	0.6	(0.3)
R&D credits	(2.5)	(0.9)	(0.2)
Impairment charges - Maverick	—	17.9	—
Non-controlling interest	(0.5)	(0.2)	(0.5)
Other, net	1.7	(0.6)	(0.1)
Total income tax (benefit) continuing operations	24.8%	(2.3)%	23.7%
Per Regulation S-X 4-08(h)(2), certain line items above exceed rate reconciliation reporting thresholds in the current year. For presentation purposes, these items have been broken out of Other, net for prior year for comparison purposes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiary operated as a limited liability company which was not subject to federal income tax. Accordingly, the portion of the Company’s subsidiary earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income.

The components of the Company's net deferred income tax assets and liabilities at June 30, 2025 and 2024 are as follows:

	As of June 30,
	2025	2024
Deferred tax assets:
Partnership basis differences	$36,947	$42,115
Accrued liabilities and reserves	1,753	1,222
State tax credits and NOLs	14,096	12,859
Foreign tax credits	580	580
Federal NOL and Credits	18,942	19,335
Other	774	754
Less valuation allowance	(17,485)	(17,355)
Total deferred tax assets	55,607	59,510
Deferred tax liabilities:
Fixed assets and intangibles	18,652	19,054
Other	28	20
Total deferred tax liabilities	18,680	19,074
Total net deferred tax assets	$36,927	$40,436
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2025 and 2024, the Company concluded that $17,485 and $17,355, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance against the deferred tax asset generated by the state impact of the 743(b) amortization and on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2040. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2022 through 2024, while its subsidiaries, the LLC and Malibu Boats Pty Ltd., remain open to examination for fiscal years 2021 through 2024.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2025, 2024 and 2023 is as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Balance as of July 1	$1,796	$1,718	$1,472
Additions based on tax positions taken during the current period	126	129	363
Reductions due to statute settlements	(171)	(130)	(156)
Additions for tax positions of prior years	36	79	39
Balance as of June 30	$1,787	$1,796	$1,718
In fiscal year 2025, the Company reduced its uncertain tax positions by $171 as a result of statute settlements, and recorded $126 in connection with its current year state filing positions. As of June 30, 2025, it is reasonably possible that $301 of the total unrecognized tax benefits recorded will reverse within the next twelve months. Of the total unrecognized tax benefits recorded on the consolidated balance sheets, $1,528 would impact the effective tax rate once settled.
As discussed in Note 1 to the Consolidated Financial Statements, the Company's policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. At June 30, 2025, the Company had $564 of accrued interest related to unrecognized tax benefits.

The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2025 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
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
During fiscal year 2025, two non-controlling LLC Unit holders exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, no shares of Class B Common Stock were automatically transferred to the Company and retired. As of June 30, 2025, the Company had a total of 12 shares of its Class B Common Stock issued and outstanding.
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
On October 26, 2023, the Board of Directors of the Company authorized a stock repurchase program for the repurchase of up to $100,000 of Class A Common Stock and LLC Units for the period from November 8, 2023 to November 8, 2024 (the "Fiscal 2024 Repurchase Program"). Under the Fiscal 2024 Repurchase Program, the Company repurchased 437,996 and 519,466 shares of Class A Common Stock for fiscal 2024 and fiscal 2025, respectively, for $17,317 and $20,200 in cash including related fees and expenses for fiscal 2024 and fiscal 2025, respectively. The Fiscal 2024 Repurchase program expired on November 8, 2024.
On October 23, 2024, the Board of Directors of the Company authorized a stock repurchase program for the repurchase of up to $50.0 million of Class A Common Stock and LLC Units for the period from November 8, 2024 to June 30, 2025 (the "Fiscal 2025 Repurchase Program"). During fiscal year 2025, under the Fiscal 2025 Repurchase Program, the Company repurchased 478,325 shares of Class A Common Stock for $15,756 in cash including related fees and expenses. The Fiscal 2025 Repurchase program expired on June 30, 2025.
On June 24, 2025, the Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and LLC Units (the "Fiscal 2026 Repurchase Program") for the period from July 1, 2025 to June 30, 2026.
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

Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2025, the Company held 19,225,848 LLC Units, representing a 98.6% economic interest in the LLC, while non-controlling LLC Unit holders held 276,419 LLC Units, representing a 1.4% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
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
15. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Incentive Plans
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

On February 7, 2025, Mr. Ritchie Anderson retired from his position as President of the Company and from all other positions held with the Company and each of its subsidiaries. In connection with Mr. Anderson’s retirement, Mr. Anderson forfeited 187,431 shares of the Company’s Class A Common Stock underlying unvested restricted stock awards, restricted stock units and performance awards previously granted to Mr. Anderson.
On November 3, 2021, under the 2014 Incentive Plan, the Company granted approximately 32,000 restricted service-based stock units and 23,000 restricted service-based stock awards to key employees under the 2014 Incentive Plan. The grant date fair value of these awards was $4,149 based on a stock price of $74.25 per share on the date of grant. Approximately 58% of the awards vest ratably over three years and approximately 42% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service-based units and awards is amortized on a straight-line basis over the requisite service period.
On November 3, 2021, under the 2014 Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 restricted stock awards with a performance condition. The number of shares that would have ultimately been issued, if any, was to be based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2024. All of the shares were forfeited as either the shares failed to vest due to resignation of the Company's former Chief Financial Officer, or the performance condition was not met. The original grant date fair value of the awards was estimated to be $1,305, based on a stock price of $74.25. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 3, 2021, under the 2014 Incentive Plan, the Company granted to key employees a target amount of approximately 18,000 stock awards with a market condition. The number of shares that would have ultimately been issued, if any, was to be based on a total shareholder return ("TSR") computation that involves comparing the movement in the Company's stock price to movement in a market index from the grant date through November 3, 2024. The maximum number of shares that could be issued if the elevated TSR target was met, approximately 29,000, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company’s former Chief Financial Officer. The remaining shares failed to vest as the market condition was not met. The original grant date fair value of the awards was estimated to be $1,688, which was estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period in accordance with ASC Topic 718, Compensation—Stock Compensation.
On May 6, 2022, under the 2014 Incentive Plan, the Company granted approximately 27,000 restricted service-based stock units to key employees under the 2014 Incentive Plan. The grant date fair value of these awards was $1,376 based on a stock price of $51.89 per share on the date of grant. The grant vested ratably over three years on a bi-annual basis. Stock-based compensation expense attributable to the service-based units and awards was amortized on a straight-line basis over the requisite service period.
On November 3, 2022, under the 2014 Incentive Plan, the Company granted approximately 61,000 restricted service based stock units and 35,000 restricted service based stock awards to key employees under the 2014 Incentive Plan. The grant date fair value of these awards was $5,028 based on a stock price of $52.25 per share on the date of grant. Approximately 64% of the awards vest ratably over three years and approximately 36% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service based units and awards is amortized on a straight-line basis over the requisite service period.
On November 3, 2022, under the 2014 Incentive Plan, the Company granted to key employees a target amount of approximately 26,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2025. The maximum number of shares that can be issued if an elevated earnings target is met, adjusted to reflect the forfeiture of shares in connection with the resignations of the Company’s former Chief Financial Officer and President is approximately 25,000. These shares failed to vest due to fiscal year 2025 financial performance. The original grant date fair value of the awards was estimated to be $1,380, based on a stock price of $52.25. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 3, 2022, under the 2014 Incentive Plan, the Company granted to key employees a target amount of approximately 26,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in the Company's stock price to movement in a market index from the grant date through November 3, 2025. The maximum number of shares that can be issued if an elevated TSR target is met, adjusted to reflect the forfeiture of shares in connection with the resignations of the Company’s former Chief Financial Officer and President, is approximately 33,000. The original grant date fair value of the awards was estimated to be $1,808, which was estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 6, 2023, under the 2014 Incentive Plan, Malibu Boats, Inc. granted approximately 79,000 restricted service-based stock units and 35,000 restricted service-based stock awards to employees. The grant date fair value of these awards was $5,116 based on a stock price of $44.87 per share on the date of grant. Approximately 70% of the awards vest ratably over three years and approximately 30% of the awards vest ratably over four years. Stock-based compensation expense attributable to the service-based units and awards is amortized on a straight-line basis over the requisite service period.
On November 6, 2023, under the 2014 Incentive Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 26,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2026. The maximum number of shares that can be issued if an elevated earnings target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company's former President, is approximately 26,000. The grant date fair value of the awards were estimated to be $1,167, based on a stock price of $44.87. These shares are not expected to vest based on the expectation that the related performance criteria will not be met. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 6, 2023, under the 2014 Incentive Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 26,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 6, 2026. The maximum number of shares that can be issued if an elevated TSR target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company's former President, is approximately 35,000. The grant date fair value of the awards was estimated to be $1,284, which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 27, 2023, under the 2014 Incentive Plan, Malibu Boats, Inc. granted two awards to its newly-appointed Chief Financial Officer. The two service-based stock awards include approximately 7,000 units that will vest over two years and approximately 6,000 units that will vest over four years. The combined grant date fair value of these awards was $600 based on a stock price of $44.85 per share on the date of grant.

On February 20, 2024, following the announcement of the upcoming departure of Malibu’s Chief Executive Officer, Malibu Boats, Inc. granted a one-time award of 92,699 restricted stock units to its President and 5,330 shares of restricted stock to a non-employee director who was appointed Executive Chair. The award to the President, which was to vest over four years and had a fair value of $4,000, failed to vest upon his retirement. The award to the Executive Chair vested immediately and has a fair value of $230. The fair value of both awards was based on a stock price of $43.15 on the date of grant.
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
On October 23, 2024, at the Company’s annual meeting of stockholders (the “2024 Annual Meeting”) the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of June 30, 2025, without consideration of the shares ultimately to be added upon the completion of the 2014 Incentive Plan, 864,430 shares remain available for future issuance under the 2024 Plan.
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
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2027. The maximum number of shares that can be issued if an elevated earnings target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company's former President, is approximately 14,000. The grant date fair value of the awards was estimated to be $697, based on a stock price of $42.33. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 6, 2027. The maximum number of shares that can be issued if an elevated TSR target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company's former President, is approximately 19,000. The grant date fair value of the awards was estimated to be $868 which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period in accordance with ASC Topic 718, Compensation—Stock Compensation.
The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30,
	2025		2024		2023
	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	17,973	$37.55	17,973	$37.55	49,223	$40.46
Options granted	—	—	—	—	—	—
Options exercised	(5,989)	37.55	—	—	(31,250)	42.13
Options expired	(11,984)	37.55	—	—	—	—
Outstanding options at end of year	—	$—	17,973	$37.55	17,973	$37.55
Exercisable at end of year	—	$—	17,973	$37.55	17,973	$37.55
The weighted average remaining contractual life of options outstanding and options outstanding and exercisable as of June 30, 2025 was zero years, respectively. The total intrinsic value of options exercised during the years ended June 30, 2025, 2024 and 2023 was $33, $0 and $557, respectively.
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
For the fiscal year ended June 30, 2025, the Company issued 12,503 shares of Class A Common Stock and 16,322 restricted stock units with a weighted-average grant date fair value of $37.66 to its non-employee directors for their services as directors pursuant to the Incentive Plan or the 2024 Plan. For the fiscal year ended June 30, 2024, the Company issued 12,130 shares of Class A Common Stock, 13,429 restricted stock units and 5,330 shares of restricted stock with a weighted-average grant date fair value of $45.80 to its non-employee directors for their services as directors pursuant to the Incentive Plan. For the fiscal year ended June 30, 2023, the Company issued 2,105 shares of Class A Common Stock and 20,643 restricted stock units with a weighted-average grant date fair value of $52.45 to its non-employee directors for their services as directors pursuant to the Incentive Plan.

The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2025		2024		2023
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	519,106	$50.08	324,824	$57.98	369,649	$55.75
Granted	249,699	39.86	351,000	44.06	214,172	52.30
Vested	(115,619)	48.94	(125,362)	52.93	(180,898)	46.49
Forfeited	(252,827)	50.53	(31,356)	53.12	(78,099)	58.45
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	400,359	$43.76	519,106	$50.08	324,824	$57.98
As of June 30, 2025, the total unrecognized compensation cost related to nonvested, share-based compensation was $9,175, which the Company expects to recognize over a weighted-average period of two years.
Stock compensation expense attributable to all of the Company's equity awards was $5,916, $4,935 and $5,894 for fiscal years 2025, 2024 and 2023, respectively, is included in general and administrative expense in the Company's consolidated statements of operations and comprehensive income (loss). The cash flow effects resulting from all equity awards were reflected as noncash operating activities.
16. Net Earnings (Loss) Per Share
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
Basic and diluted net income (loss) per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2025	2024	2023
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$14,879	$(55,912)	$104,513
Shares used in computing basic net income (loss) per share:
Weighted-average Class A Common Stock	19,376,967	20,167,169	20,245,980
Weighted-average participating restricted stock units convertible into Class A Common Stock	287,370	272,280	255,864
Basic weighted-average shares outstanding	19,664,337	20,439,449	20,501,844
Basic net income (loss) per share	$0.76	$(2.74)	$5.10

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$14,879	$(55,912)	$104,513
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	19,664,337	20,439,449	20,501,844
Restricted stock units granted to employees	24,102	—	66,954
Stock options granted to employees	352	—	12,707
Market performance awards granted to employees	5,886	—	59,668
Diluted weighted-average shares outstanding [1]	19,694,677	20,439,449	20,641,173
Diluted net income (loss) per share	$0.76	$(2.74)	$5.06
1 The Company excluded 494,980, 612,277, and 516,205 potentially dilutive shares from the calculation of diluted net income (loss) per share for the fiscal year ended June 30, 2025, 2024, and 2023, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income (loss) per share of Class B Common Stock has not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor plan financing programs with repurchase obligations was $364,085 and $367,950 as of June 30, 2025 and 2024, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive (loss) income. For fiscal year 2025, the Company repurchased 22 units that were subject to repurchase agreements, including 19 units totaling $2.5 million that were subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor plan financing for Tommy's Boats. Such repurchase was reflected in the Company's June 30, 2024 consolidated financial statements and these boats were subsequently resold during the three months ended September 30, 2024 above cost. With respect to boats held by Tommy's Boats and not subject to the Repurchase Agreement, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Fort Worth, LLC and its affiliate debtors (the “Debtors”) in the jointly administered Chapter 11 Cases No. 24-90000 retained Gordon Brothers to sell the remaining inventory as part of liquidation sales. For fiscal year 2024 and 2023, the Company repurchased 17 and 0 units, respectively, under its repurchase agreements. The Company did not carry a reserve for repurchases as of June 30, 2025 and 2024, respectively.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's consolidated balance sheets. As of June 30, 2025 and 2024, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of June 30, 2025 that will have a material adverse impact on the Company's results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2025 or June 30, 2024 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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

MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of June 30, 2025, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgement, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
Tommy's Boats and Matthew Borisch

On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats (“Tommy’s Boats”) filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties’ commercial relationship. Tommy’s Boats sought monetary damages. Boats LLC has taken possession of 19 new model year 2024 boats according to a repurchase agreement with M&T Bank, the floor plan financing lender to Tommy’s Boats. These boats were subsequently resold during the three months ended September 30, 2024. On July 3, 2024, Mark E. Andrews, Chapter 11 Trustee (the “Trustee”) for Tommy’s Boats voluntarily dismissed without prejudice the claims filed by Tommy's Boats. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against Malibu Boats Inc, Malibu Boats LLC, and Jack Springer in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00339), alleging similar allegations to those of the dismissed complaint against MBI and Boats LLC filed by Tommy’s Boats. Mr. Borisch amended his complaint on October 29, 2024.

On October 7, 2024, MBI and Boats LLC entered into a Settlement Agreement (the “Settlement Agreement”) with the Trustee. Pursuant to the Settlement Agreement, upon the satisfaction of certain conditions, MBI and Boats LLC agreed to pay the Tommy’s Boats’ estate $3.5 million in cash and MBI and Boats LLC and the Trustee agreed to mutual releases of all outstanding claims between them. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024. On May 22, 2025, the Bankruptcy Court determined that most of Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates and required Mr. Borisch to withdraw or dismiss such claims against MBI and Boats, LLC while finding that Mr. Borisch could assert certain potential claims against Malibu Boats, Inc. and Malibu Boats, LLC in his individual capacity. In consideration of the Bankruptcy Court’s ruling, the Trustee agreed to cooperate with us in defense of Mr. Borisch’s claims. As a result of the Bankruptcy Court's determination and the Trustee's agreement to cooperate, on July 21, 2025, Malibu made the $3.5 million settlement payment to the Tommy’s Boats estate to consummate the Settlement Agreement.

On July 11, 2025, Mr. Borisch sought leave to amend his complaint and has asserted that the remaining claims he has brought belong to him in his individual capacity. The Company intends to vigorously defend itself against any claims alleged by Mr. Borisch. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Securities Class Action Lawsuit

On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024 ("Class Period"). The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the Class Period about the Company's business, operations, and prospects were materially misleading. On July 29, 2025, MBI and the individual defendants entered into a Stipulation and Agreement of Settlement with the Lead Plaintiff. The settlement is subject to Court approval and, without admitting fault or liability, contemplates a settlement amount of $7.8 million for the benefit of a settlement class comprised of all purchasers of MBI Securities during the Class Period. MBI anticipates that the settlement amount will be fully paid with proceeds from MBI's directors and officers insurance carriers.

On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company, as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, these derivative actions were consolidated and stayed pending certain developments in the securities class action. On April 8, 2025, a third stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). On May 16, 2025, a fourth stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants, except for Ritchie Anderson, in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00223). The derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. The Company intends to vigorously defend itself against claims alleged in these derivative actions. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

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
18. Related Party Transactions
As of June 30, 2025, there were two non-employee members of the Company's board of directors that are also original shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2025, 2024, and 2023, $408, $484 and $409, respectively, was paid to these directors in both cash and equity for their services.
19. Segment Reporting
We determine our operating segments based on how the Chief Operating Decision Maker (CODM), our Chief Executive Officer, manages the business, allocates resources, makes operating decisions and evaluates operating performance.
The Company has three reportable segments: Malibu, Saltwater Fishing and Cobalt. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group brand boats (Maverick, Cobia, Pathfinder and Hewes). The Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. Separate financial information for the three reportable segments is evaluated by the CODM to allocate resources and assess performance. Segment asset and capital expenditure information is not presented because it is not evaluated by the CODM at the segment level.

Intersegment transactions are not considered significant and consist primarily of engines and other materials that are eliminated within the Malibu segment. Certain costs are incurred at the corporate level and are partially allocated to the Company’s segments. These costs generally include shared service functions such as information technology, digital marketing, finance and accounting and supply chain. Each allocation is measured based on each segment's proportionate budgeted net sales for the current fiscal year. The remaining unallocated corporate costs, as well as costs related to stock-based compensation, interest expense, professional fees and other corporate costs, are reported within Corporate expenses and other as a reconciling item to our consolidated results.
Our segment operating performance measure is Segment Adjusted EBITDA. The CODM uses Segment Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and make strategic decisions. Segment Adjusted EBITDA excludes interest expense, income taxes, depreciation, amortization, goodwill and other intangible asset impairment expense and non-cash, non-recurring or non-operating expenses (as shown in the table below). These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance
There is no country outside of the United States from which the Company (a) derived net sales equal to 10% of total net sales, or (b) attributed assets equal to 10% of total assets. Net sales are attributed to countries based on the location of the dealer. For information about how our reportable segments derive revenue, as well as revenue grouped by offerings and geographical region, refer to Note 2 – Revenue Recognition.
The following table presents financial information for the Company’s reportable segments for the fiscal years ended June 30, 2025, 2024, and 2023.

Fiscal Year Ended June 30, 2025
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$312,698	$279,635	$215,228	$807,561
Cost of sales (excluding depreciation)	226,956	226,544	180,141	633,641
Sales and marketing expense	9,693	8,834	4,544	23,071
General and administrative expense (excluding depreciation) [1]	15,476	17,585	12,687	45,748
Other segment items [2]	(38)	—	—	(38)
Segment Adjusted EBITDA	60,611	26,672	17,856	105,139
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]				46,283
Depreciation				31,794
Amortization				6,799
Income before income taxes				$20,263

Fiscal Year Ended June 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$279,131	$327,542	$222,362	$829,035
Cost of sales (excluding depreciation)	211,443	264,707	181,659	657,809
Sales and marketing expense	9,094	8,835	4,855	22,784
General and administrative expense (excluding depreciation) [1]	16,056	18,477	13,177	47,710
Other segment items [2]	(41)			(41)
Segment Adjusted EBITDA	42,579	35,523	22,671	100,773
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]				28,445

Depreciation				26,178
Amortization				6,811
Goodwill and other intangible asset impairment				88,389
Abandonment of construction in process				8,735
Loss before income taxes				$(57,785)

Fiscal Year Ended June 30, 2023
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$636,247	$449,156	$302,962	$1,388,365
Cost of sales (excluding depreciation)	422,706	357,208	237,145	1,017,059
Sales and marketing expense	10,728	8,074	5,207	24,009
General and administrative expense (excluding depreciation) [1]	16,078	16,732	11,131	43,941
Other segment items [2]	(138)			(138)
Segment Adjusted EBITDA	186,873	67,142	49,479	303,494
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]				133,283
Depreciation				21,912
Amortization				6,808
Income before income taxes				$141,491

1 The primary difference between this significant segment expense and “G&A (excluding depreciation)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, professional fees and litigation settlements which all fall under the "corporate expenses and other" category discussed below.
2 Other segment items include other income.
3 Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to certain executive compensation including stock-based compensation, corporate professional fees, litigation settlements, interest expense, adjustments to tax receivable agreement, other corporate costs, and unallocated shared service function expenses. “Corporate expenses and other” is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes.

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
As of the end of the period covered by this Form 10-K Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
Report of Management on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Management's report is included in the Company's 2025 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2025 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2025, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this Item 10 will be included in the Proxy Statement and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Nashville, TN, Auditor Firm ID: 185.
The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV.
Item 15.     Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended June 30, 2025, 2024, and 2023.
•Consolidated Balance Sheets as of June 30, 2025 and 2024.
•Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2025, 2024, and 2023.
•Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025, 2024, and 2023.
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

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Malibu Boats, Inc.	S-1	333-192862	3.1	January 8, 2014
3.2	Bylaws of Malibu Boats, Inc.	10-Q	001-36290	3.2	February 7, 2023
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1++	Description of Class A Common Stock
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014

4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
10.1	Third Amended and Restated Credit Agreement, dated July 8, 2022, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and Truist Bank, as administrative agent, as issuing bank and as swingline lender	8-K	001-36290	10.1	July 12, 2022
10.2	Third Amended and Restated Security Agreement, dated July 8, 2022, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and Truist Bank, as administrative agent	8-K	001-36290	10.2	July 12, 2022
10.3*	Employment Agreement by and between Malibu Boats, Inc. and Ritchie Anderson, dated February 5, 2014	8-K	001-36290	10.7	February 6, 2014
10.5*	2014 Long-Term Incentive Plan	S-1	333-192862	10.15	January 8, 2014
10.6*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan	8-K	001-36290	10.2	June 27, 2014
10.7*	Form of Stock Option Agreement for Long-Term Incentive Plan	10-K	001-36290	10.12	September 8, 2017
10.8*	Form of Restricted Stock Agreement for Long-Term Incentive Plan	10-K	001-36290	10.13	September 8, 2017
10.9*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive)	10-K	001-36290	10.14	September 8, 2017
10.10*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive)	10-K	001-36290	10.15	September 8, 2017
10.11*	Form of Indemnification Agreement	S-1	333-192862	10.19	December 13, 2013
10.12*	Director Compensation Policy	10-K	001-36290	10.14	August 25, 2022
10.13*	Form of Time and Performance Based Restricted Stock Award Agreement (executive)	10-Q	001-36290	10.1	February 6, 2020
10.15*	Employment Agreement by and between Bruce Beckman and Malibu Boats, Inc., dated November 7, 2023	8-K	001-36290	10.3	November 8, 2023
10.16*	Employment Agreement by and between Malibu Boats, Inc. and Steven Menneto, dated July 18, 2024	8-K	001-36290	10.1	July 22, 2024
10.17*	Malibu Boats, Inc. 2024 Performance Incentive Plan	8-K	001-36290	10.1	October 28, 2024
10.18*	Transition and Release Agreement, dated as of November 22, 2024, between Malibu Boats, Inc. and Richie Anderson	8-K	001-36290	10.1	November 29, 2024
19.1++	Malibu Boats Inc. Insider Trading Policy
21.1++	Subsidiaries of Malibu Boats, Inc.
23.1++	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of the Chief Executive Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1++	Malibu Boats Inc. Clawback Policy
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 were formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
++    Filed herewith

Item 16.     Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALIBU BOATS, INC.

August 28, 2025	/s/ Steven D. Menneto
Steven D. Menneto
President and Chief Executive Officer (Principal Executive Officer)

August 28, 2025	/s/ Bruce W. Beckman
Bruce W. Beckman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven D. Menneto		August 28, 2025
Steven D. Menneto	President, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ Bruce W. Beckman		August 28, 2025
Bruce W. Beckman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Michael K. Hooks		August 28, 2025
Michael K. Hooks	Chairman of the Board and Director
/s/ James R. Buch		August 28, 2025
James R. Buch	Director
/s/ Ivar S. Chhina		August 28, 2025
Ivar S. Chhina	Director
/s/ Michael J. Connolly		August 28, 2025
Michael J. Connolly	Director
/s/ Melanie K. Cook		August 28, 2025
Melanie K. Cook	Director
/s/ Mark W. Lanigan		August 28, 2025
Mark W. Lanigan	Director
/s/ Peter E. Murphy		August 28, 2025
Peter E. Murphy	Director
/s/ John E. Stokely		August 28, 2025
John E. Stokely	Director
/s/ Nancy M. Taylor		August 28, 2025
Nancy M. Taylor	Director