Form 10-Q
period 2025-09-30
MALIBU BOATS, INC.
filed 2025-10-30
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of October 27, 2025:	19,226,584	shares
Class B Common Stock, par value $0.01, outstanding as of October 27, 2025:	12	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, impact of macroeconomic conditions on our results of operations and financial condition, our business strategy and plans, and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our ability to accurately forecast demand for our products; our large fixed-cost base; our ability to execute our manufacturing strategy; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components; our reliance on certain suppliers for our engines and outboard motors; climate events in areas where we operate; our ability to meet our manufacturing workforce needs; our dependence on key management employees; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; our ability to protect our intellectual property; compromises or disruptions to our network and information systems; risks related to operating in foreign jurisdictions, including tariffs; general economic conditions; the continued strength and positive perception of our brands; increased consumer preference for used boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; the seasonality of our business; competition within our industry and with other activities for consumers’ scarce leisure time; inflation and heightened interest rates; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names and other long-lived assets; risks inherent in changes to U.S trade policy, tariffs and import/export regulations; significant repair or replacement costs due to warranty claims; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our obligation to make certain payments under a tax receivable agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on August 28, 2025, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those suggested by the forward-looking statements for various reasons, including those discussed under “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on August 28, 2025. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2025	2024
Net sales	$194,733	$171,580
Cost of sales	166,802	143,371
Gross profit	27,931	28,209
Operating expenses:
Selling and marketing	6,293	4,864
General and administrative	20,767	27,240
Amortization	1,713	1,716
Operating loss	(842)	(5,611)
Other (income) expense, net:
Other income, net	(866)	(10)
Interest expense	423	396
Other (income) expense, net	(443)	386
Loss before provision (benefit) for income taxes	(399)	(5,997)
Provision (benefit) for income taxes	311	(850)
Net loss	(710)	(5,147)
Net loss attributable to non-controlling interest	(8)	(99)
Net loss attributable to Malibu Boats, Inc.	$(702)	$(5,048)

Comprehensive loss:
Net loss	$(710)	$(5,147)
Other comprehensive income:
Change in cumulative translation adjustment	224	968
Other comprehensive income	224	968
Comprehensive loss	(486)	(4,179)
Less: comprehensive loss attributable to non-controlling interest, net of tax	(5)	(80)
Comprehensive loss attributable to Malibu Boats, Inc., net of tax	$(481)	$(4,099)

Weighted-average shares outstanding used in computing net loss per share:
Basic	19,335,990	20,025,742
Diluted	19,335,990	20,025,742
Net loss available to Class A Common Stock per share:
Basic	$(0.04)	$(0.25)
Diluted	$(0.04)	$(0.25)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2025	June 30, 2025
Assets
Current assets
Cash	$44,105	$37,002
Trade receivables, net	34,543	23,034
Inventories	145,038	142,163
Prepaid expenses and other current assets	21,185	14,634
Assets held for sale	3,059	3,059
Total current assets	247,930	219,892
Property, plant and equipment, net	231,962	235,877
Goodwill	51,356	51,306
Other intangible assets, net	166,925	168,634
Deferred tax assets	50,728	51,601
Other assets	6,713	7,268
Total assets	$755,614	$734,578
Liabilities
Current liabilities
Accounts payable	$39,263	$24,420
Accrued expenses	112,201	109,770
Income taxes and tax distribution payable	296	151
Payable pursuant to tax receivable agreement, current portion	271	271
Total current liabilities	152,031	134,612
Deferred tax liabilities	13,852	14,674
Other liabilities	6,772	7,297
Payable pursuant to tax receivable agreement, less current portion	39,332	40,162
Long-term debt	23,000	18,000
Total liabilities	234,987	214,745
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,226,584 shares issued and outstanding as of September 30, 2025; 19,225,848 issued and outstanding as of June 30, 2025	190	190
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of September 30, 2025 and June 30, 2025	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and June 30, 2025	—	—
Additional paid in capital	36,627	35,253
Accumulated other comprehensive loss, net of tax	(4,422)	(4,646)
Accumulated earnings	483,962	484,664
Total stockholders' equity attributable to Malibu Boats, Inc.	516,357	515,461
Non-controlling interest	4,270	4,372
Total stockholders’ equity	520,627	519,833
Total liabilities and stockholders' equity	$755,614	$734,578
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	19,226	$190	12	$—	$35,253	$(4,646)	$484,664	$4,372	$519,833
Net loss	—	—	—	—	—	—	(702)	(8)	(710)
Stock-based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	1,213	—	—	—	1,213
Issuances of equity for services	—	—	—	—	40	—	—	—	40
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(26)	—	—	—	(26)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	52	—	—	—	52
Exchange of LLC Units for Class A Common Stock	6	—	—	—	95	—	—	(95)	—
Foreign currency translation adjustment	—	—	—	—	—	224	—	1	225
Balance at September 30, 2025	19,227	$190	12	$—	$36,627	$(4,422)	$483,962	$4,270	$520,627

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20,182	$200	12	$—	$64,222	$(4,198)	$469,785	$4,710	$534,719
Net loss	—	—	—	—	—	—	(5,048)	(99)	(5,147)
Stock-based compensation, net of withholding taxes on vested equity awards	(21)	—	—	—	1,869	—	—	—	1,869
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(278)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	968	—	15	983
Balance at September 30, 2024	19,883	$197	12	$—	$56,041	$(3,230)	$464,737	$4,626	$522,371

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(710)	$(5,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	1,587	1,900
Non-cash compensation to directors	40	47
Depreciation	8,138	7,374
Amortization	1,713	1,716
Deferred income taxes	106	(1,092)
Adjustment to tax receivable agreement liability	(856)	—
Other items, net	889	605
Change in operating assets and liabilities:
Trade receivables	(11,508)	(11,626)
Inventories	(2,871)	(1,009)
Prepaid expenses and other assets	(6,891)	(6,559)
Accounts payable	14,556	13,429
Income taxes payable	445	917
Accrued expenses	2,432	(8,516)
Other liabilities	(535)	(441)
Net cash provided by (used in) operating activities	6,535	(8,402)
Investing activities:
Purchases of property and equipment	(4,307)	(8,626)
Proceeds from sale of property and equipment	82	—
Net cash used in investing activities	(4,225)	(8,626)
Financing activities:
Proceeds from revolving credit facility	10,000	38,000
Payments on revolving credit facility	(5,000)	(10,000)
Cash paid for withholding taxes on vested restricted stock	(363)	(16)
Repurchase and retirement of Class A Common Stock	—	(10,471)
Net cash provided by financing activities	4,637	17,513
Effect of exchange rate changes on cash	156	229
Changes in cash	7,103	714
Cash—Beginning of period	37,002	26,945
Cash—End of period	$44,105	$27,659

Supplemental cash flow information:
Cash paid for interest	$348	$493
Cash (refund) paid for income taxes, net	(230)	137

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu and subsidiaries for the year ended June 30, 2025, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Units and shares are presented as whole numbers, while all dollar amounts are presented in thousands, unless otherwise noted.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures and related cash flow disclosures, but it does not expect the pronouncement to impact the Company’s results of operations or financial condition.
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

The Company is not aware of any other new accounting pronouncements that are expected to have a significant impact on the Company's condensed consolidated financial statements and related disclosures.

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$73,150	$63,887	$50,744	$187,781
Part and other sales	5,497	431	1,024	6,952
Net Sales	$78,647	$64,318	$51,768	$194,733

Revenue by geography:
North America	$73,302	$63,011	$49,122	$185,435
International	5,345	1,307	2,646	9,298
Net Sales	$78,647	$64,318	$51,768	$194,733

	Three Months Ended September 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$50,421	$64,437	$49,560	$164,418
Part and other sales	5,598	314	1,250	7,162
Net Sales	$56,019	$64,751	$50,810	$171,580

Revenue by geography:
North America	$50,175	$60,850	$48,217	$159,242
International	5,844	3,901	2,593	12,338
Net Sales	$56,019	$64,751	$50,810	$171,580
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
3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statements of operations and comprehensive loss represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of September 30, 2025		As of June 30, 2025
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	270,419	1.4%	276,419	1.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,226,584	98.6%	19,225,848	98.6%
	19,497,003	100.0%	19,502,267	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2025, the Company caused the LLC to issue a total of 25,712 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Company's long term incentive plans and the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units. During the three months ended September 30, 2025, 24,976 LLC Units were cancelled in connection with stock awards with a performance condition that was deemed to not be achieved. In connection with the cancellation of LLC Units described above, an equivalent of 24,976 treasury shares were retired in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2025 and June 30, 2025, respectively, tax distributions payable to non-controlling LLC Unit holders were $0. During the three months ended September 30, 2025 and 2024, there were no tax distributions paid to the non-controlling LLC Unit holders.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Inventories
Inventories consisted of the following:

	As of September 30, 2025	As of June 30, 2025
Raw materials	$99,241	$97,089
Work in progress	27,046	24,890
Finished goods	18,751	20,184
Total inventories	$145,038	$142,163

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2025	As of June 30, 2025
Prepaid Expenses	$10,330	$4,257
Insurance receivables	8,507	8,375
Other receivables	2,348	2,002
Total prepaid expenses and other current assets	$21,185	$14,634

Insurance receivables include approximately $7,800 related to a settlement amount associated with a claim that the Company has filed with its insurance carrier and, based on communications with the insurer and its own assessment, believes that recovery of the loss is probable. For more information, refer to Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

6. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2025	As of June 30, 2025
Land	$4,716	$4,716
Building and leasehold improvements	171,759	171,685
Machinery and equipment	147,680	143,526
Furniture and fixtures	17,077	16,609
Construction in process	34,671	35,189
	375,903	371,725
Less: Accumulated depreciation	(143,941)	(135,848)
Property, plant and equipment, net	$231,962	$235,877
Included within the current asset section of our condensed consolidated balance sheet as of September 30, 2025 is an amount classified as assets held for sale totaling $3,059. The property is valued at its carrying value, which is less than the fair value minus costs to sell. The assets held for sale consist of the land and building from the former Malibu Electronics (included within the Malibu segment) manufacturing building located in Alexander City, Alabama. The Company no longer has a use for this building as the current Malibu Electronics manufacturing building is now located in Loudon, Tennessee. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present obligation and expected to sell within 12 months.
Depreciation expense was $8,138 and $7,374 for the three months ended September 30, 2025 and 2024, respectively, substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the three months ended September 30, 2025 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2025 [1]	$11,990	$19,525	$19,791	$51,306
Effect of foreign currency changes on goodwill	50	—	—	50
Balance as of September 30, 2025	$12,040	$19,525	$19,791	$51,356
(1) Net of accumulated impairment losses of $49,189 in our Saltwater Fishing segment.
The components of other intangible assets were as follows:

	As of September 30, 2025	As of June 30, 2025	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,714	$131,696	15-20	13.4
Patent	2,600	2,600	15	6.8
Trade name	100	100	15	4.7
Non-compete agreement	—	46	10	0.0
Total	134,414	134,442
Less: Accumulated amortization	(46,489)	(44,808)
Total definite-lived intangible assets, net	87,925	89,634
Indefinite-lived intangible:
Trade name	118,200	118,200
Less: Accumulated impairment	(39,200)	(39,200)
Total other intangible assets, net	$166,925	$168,634
Amortization expense recognized on all amortizable intangibles was $1,713 and $1,716 for the three months ended September 30, 2025 and 2024, respectively.
Estimated future amortization expenses as of September 30, 2025 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2026	$5,087
2027	6,801
2028	6,801
2029	6,801
2030	6,704
2031 and thereafter	55,731
$87,925

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2025	As of June 30, 2025
Warranties	$40,153	$40,970
Dealer incentives	10,963	7,057
Accrued compensation	16,853	15,438
Current operating lease liabilities	2,432	2,408
Accrued legal and professional fees	30,066	33,729
Customer deposits	4,198	3,508
Government grant	4,089	4,089
Other accrued expenses	3,447	2,571
Total accrued expenses	$112,201	$109,770

Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. Accrued legal and professional fees also includes approximately $7,800 related to a settlement amount associated with a claim that the Company has filed with its insurance carrier and, based on communications with the insurer and its own assessment, believes that recovery of the loss is probable. For more information, refer to Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2025	2024
Beginning balance	$40,970	$37,967
Add: Warranty expense	7,465	5,763
Less: Warranty claims paid	(8,282)	(7,153)
Ending balance	$40,153	$36,577
10. Financing
Outstanding debt consisted of the following:

	As of September 30, 2025	As of June 30, 2025
Revolving credit loan	$23,000	$18,000
Total debt	23,000	18,000
Less current maturities	—	—
Long-term debt less current maturities	$23,000	$18,000
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of September 30, 2025, Boats LLC had $23,000 outstanding under its revolving credit facility and $1,697 in outstanding letters of credit, with $325,303 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of September 30, 2025, the weighted average interest rate on the Company’s revolving credit facility was 6.61%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of September 30, 2025, the Company was in compliance with the financial covenants contained in the Credit Agreement.
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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of September 30, 2025	As of June 30, 2025
Assets
Right-of-use assets	Other assets	$6,039	$6,551

Liabilities
Current operating lease liabilities	Accrued expenses	$2,432	$2,408
Long-term operating lease liabilities	Other liabilities	4,311	4,915
Total lease liabilities		$6,743	$7,323

Classification		Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating lease costs (1)	Cost of sales	$622	$567
	Selling and marketing, and general and administrative	184	193

Sublease income	Other income, net	(10)	(10)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	673	667
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of September 30, 2025 and 2024 was 2.78 years and 3.39 years, respectively. As of September 30, 2025 and 2024, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 4.68% and 3.67%, respectively.

Future annual minimum lease payments for the following fiscal years as of September 30, 2025 are as follows:

Amount
Remainder of 2026	$2,021
2027	2,685
2028	1,939
2029	440
2030	147
2031 and thereafter	—
Total	7,232
Less: imputed interest	(489)
Present value of lease liabilities	$6,743
12. Tax Receivable Agreement Liability
MBI and the LLC have a Tax Receivable Agreement with the pre-IPO owners of the LLC that provides for the payment by MBI to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that MBI is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to the MBI entering into the Tax Receivable Agreement, including those attributable to payments under the Tax Receivable Agreement. These contractual payment obligations are obligations of MBI and not of the LLC. MBI's Tax Receivable Agreement liability was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable.
For purposes of the Tax Receivable Agreement, the benefit deemed realized by MBI is computed by comparing the actual income tax liability of MBI (calculated with certain assumptions) to the amount of such taxes that MBI would have been required to pay had there been no increase to the tax basis of the assets of the LLC as a result of the purchases or exchanges, and had MBI not entered into the Tax Receivable Agreement.
The following table reflects the changes to MBI's tax receivable agreement liability:

	As of September 30, 2025	As of June 30, 2025
Beginning balance	$40,433	$40,613
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	26	167
Adjustment for change in estimated tax rate or benefits	(856)	(347)
	39,603	40,433
Less: current portion under tax receivable agreement	(271)	(271)
Ending balance	$39,332	$40,162
The Tax Receivable Agreement further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, MBI (or its successor) would owe to the pre-IPO owners of the LLC a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement that would be based on certain assumptions, including a deemed exchange of LLC Units and that MBI would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the Tax Receivable Agreement. MBI also is entitled to terminate the Tax Receivable Agreement, which, if terminated, would obligate MBI to make early termination payments to the pre-IPO owners of the LLC. In addition, a pre-IPO owner may elect to unilaterally terminate the Tax Receivable Agreement with respect to such pre-IPO owner, which would obligate the Company to pay to such existing owner certain payments for tax benefits received through the taxable year of the election.
When estimating the expected tax rate to use in order to determine the tax benefit expected to be recognized from MBI’s increased tax basis as a result of exchanges of LLC Units by the pre-IPO owners of the LLC, the Company continuously monitors changes in its overall tax posture, including changes resulting from new legislation and changes as a result of new jurisdictions in which the Company is subject to tax.

As of September 30, 2025 and June 30, 2025, the Company recorded deferred tax assets $119,724 and $120,382, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated once net operating losses are utilized and there is sufficient taxable income.
13. Income Taxes
MBI is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. The LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes. Maverick Boat Group is separately subject to U.S. federal and state income tax with respect to its net taxable income.
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
As of September 30, 2025 and June 30, 2025, the Company maintained a total valuation allowance of $17,491 and $17,485, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OBBBA", or "OB3"). OB3 contains a broad range of provisions affecting businesses, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including provisions related to bonus depreciation and research and development expensing, as well as modifications to foreign derived intangible income and the restoration of other favorable tax provisions. The legislation has multiple effective dates, with certain provisions, including elective 100% bonus depreciation for assets placed in service after January 19, 2025, with many others generally not effective until 2026 through 2027. The effects of the new legislation are recognized upon enactment. In accordance with OB3, The Company remeasured certain of its deferred tax assets for the three months ended September 30, 2025.
For the three months ended September 30, 2025 and 2024, the Company's effective tax rate was (77.9)% and 14.2%, respectively. For the three months ended September 30, 2025, the Company's effective tax rate was reduced by the impact of the change in tax law enacted, in accordance with OB3, through the remeasurement of our deferred tax assets and U.S. state taxes. For the three months ended September 30, 2024, the Company's effective tax rate was reduced by deferred tax impacts of pre-tax losses and U.S. state taxes.
14. Stock-Based Compensation
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
On October 23, 2024, at the Company’s annual meeting of stockholders (the “2024 Annual Meeting”) the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of September 30, 2025, 849,449 shares remain available for future issuance under the 2024 Plan.

The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2025:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2025	400,359	$43.76
Granted	16,445	29.82
Vested	(31,890)	35.28
Forfeited	(27,793)	51.45
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2025	357,121	$43.27
Stock-based compensation expense attributable to the Company's share-based equity awards was $1,587 and $1,900 for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense attributed to share-based equity awards issued under both the 2014 Incentive Plan and 2024 Plan are recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive loss. Awards vesting during the three months ended September 30, 2025 include 1,288 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
15. Net Loss Per Share
Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company's earnings by the weighted-average number of shares of Class A Common Stock outstanding during the period. The weighted-average number of shares of Class A Common Stock outstanding used in computing basic net loss per share includes fully vested restricted stock units awarded to directors that are entitled to participate in distributions to common stockholders through receipt of additional units of equivalent value to the dividends paid to Class A Common Stock holders.
Diluted net loss per share of Class A Common Stock is computed similarly to basic net loss per share except the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company's LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method.
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

Basic and diluted net loss per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2025	2024
Basic:
Net loss attributable to Malibu Boats, Inc.	$(702)	$(5,048)
Shares used in computing basic net loss per share:
Weighted-average Class A Common Stock	19,041,502	19,747,549
Weighted-average participating restricted stock units convertible into Class A Common Stock	294,488	278,193
Basic weighted-average shares outstanding	19,335,990	20,025,742
Basic net loss per share	$(0.04)	$(0.25)

Diluted:
Net loss attributable to Malibu Boats, Inc.	$(702)	$(5,048)
Shares used in computing diluted net loss per share:
Basic weighted-average shares outstanding	19,335,990	20,025,742
Restricted stock units granted to employees	—	—
Stock options granted to employees	—	—
Market performance awards granted to employees	—	—
Diluted weighted-average shares outstanding [1]	19,335,990	20,025,742
Diluted net loss per share	$(0.04)	$(0.25)
1 The Company excluded 498,055 and 691,159 potentially dilutive shares from the calculation of diluted net loss per share for the three months ended September 30, 2025 and 2024, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net loss per share of Class B Common Stock have not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor plan financing programs with repurchase obligations was $335,677 and $364,085 as of September 30, 2025 and June 30, 2025, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2025, there were no repurchases of any such inventory. During the three months ended September 30, 2024, the Company repurchased 19 units totaling $2,500 subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor plan financing for Tommy's Boats. Such boats were subsequently resold during the three months ended September 30, 2024 above cost. As of September 30, 2025, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve as of September 30, 2025 consistent with June 30, 2025.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of September 30, 2025 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of September 30, 2025 that will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of September 30, 2025, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
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

On October 7, 2024, MBI and Boats LLC entered into a Settlement Agreement (the “Settlement Agreement”) with the Trustee. Pursuant to the Settlement Agreement, upon the satisfaction of certain conditions, MBI and Boats LLC agreed to pay the Tommy’s Boats’ estate $3,500 in cash and MBI and Boats LLC and the Trustee agreed to mutual releases of all outstanding claims between them. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024. On May 22, 2025, the Bankruptcy Court determined that most of Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates and required Mr. Borisch to withdraw or dismiss such claims against MBI and Boats, LLC while finding that Mr. Borisch could assert certain potential claims against Malibu Boats, Inc. and Malibu Boats, LLC in his individual capacity. In consideration of the Bankruptcy Court’s ruling, the Trustee agreed to cooperate with us in defense of Mr. Borisch’s claims. As a result of the Bankruptcy Court's determination and the Trustee's agreement to cooperate, on July 21, 2025, Malibu made the $3,500 settlement payment to the Tommy’s Boats estate to consummate the Settlement Agreement.

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

Securities Class Action Lawsuit

On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024 ("Class Period"). The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the Class Period about the Company's business, operations, and prospects were materially misleading. On July 29, 2025, MBI and the individual defendants entered into a Stipulation and Agreement of Settlement with the Lead Plaintiff. The settlement is subject to Court approval and, without admitting fault or liability, contemplates a settlement amount of $7,800 for the benefit of a settlement class comprised of all purchasers of MBI Securities during the Class Period. MBI anticipates that the settlement amount will be fully paid with proceeds from MBI's directors and officers insurance carriers. Following a preliminary settlement approval hearing held on September 30, 2025, the Court entered an order preliminary approving the settlement on October 8, 2025 and scheduled a final settlement approval hearing for January 27, 2026.

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

17. Segment Reporting
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

Our segment operating performance measure is Segment Adjusted EBITDA. The CODM uses Segment Adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and make strategic decisions. Segment Adjusted EBITDA excludes interest expense, income taxes, depreciation, amortization and non-cash, non-recurring or non-operating expenses (as shown in the table below). These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.

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

The following table presents financial information for the Company’s reportable segments for the three months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$78,647	$64,318	$51,768	$194,733
Cost of sales (excluding depreciation)	60,492	54,631	44,069	159,192
Sales and marketing expense	2,798	2,281	1,214	6,293
General and administrative expense (excluding depreciation) [1]	4,471	4,425	3,441	12,337
Other segment items [2]	(10)	—	—	(10)
Segment Adjusted EBITDA	10,896	2,981	3,044	16,921
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]				7,469
Depreciation				8,138
Amortization				1,713
Loss before income taxes				$(399)

Three Months Ended September 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$56,019	$64,751	$50,810	$171,580
Cost of sales (excluding depreciation)	41,739	53,107	41,679	136,525
Sales and marketing expense	1,979	1,902	983	4,864
General and administrative expense (excluding depreciation) [1]	3,723	4,578	3,292	11,593
Other segment items [2]	(10)	—	—	(10)
Segment Adjusted EBITDA	8,588	5,164	4,856	18,608
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]				15,515
Depreciation				7,374
Amortization				1,716
Loss before income taxes				$(5,997)

1 The primary difference between this significant segment expense and “general and administrative expense” within the Company’s Condensed Consolidated Statements of Operations relates to stock-based compensation, professional fees and litigation settlements which all fall under the "corporate expenses and other" category discussed below.
2 Other segment items include other income.
3 Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to certain executive compensation including stock-based compensation, corporate professional fees, litigation settlements, interest expense, adjustments to tax receivable agreement, other corporate costs, and unallocated shared service function expenses. “Corporate expenses and other” is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated loss before income taxes.

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

		% of Net Sales
Segment	Brands	Three Months Ended September 30, 2025	Fiscal year ended June 30, 2025
Malibu	Malibu	40.4%	38.7%
	Axis

Saltwater Fishing	Pursuit	33.0%	34.6%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	26.6%	26.7%

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of September 30, 2025, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.

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
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of September 30, 2025, we are among the market leaders in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2025, our worldwide distribution channel consisted of over 325 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year 2025 and the first fiscal quarter of 2026, OneWater Marine, Inc.
On a consolidated basis, we achieved first quarter fiscal 2026 net sales, gross profit, net loss and Adjusted EBITDA of $194.7 million, $27.9 million, $(0.7) million and $11.8 million, respectively, compared to $171.6 million, $28.2 million, $(5.1) million and $9.9 million, respectively, for the first quarter of fiscal 2025. For the first quarter of fiscal 2026, net sales increased 13.5%, gross profit decreased 1.0%, net loss decreased 86.2% and Adjusted EBITDA increased 19.1% as compared to the first quarter of fiscal 2025. For the definition of Adjusted EBITDA and a reconciliation to net loss, see “GAAP Reconciliation of Non-GAAP Financial Measures.”
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
Our financial results and operations have been, and will continue to be, impacted by events outside of our control, including trade policies and tariffs, inflationary pressures, interest rates, material shortages, weather events and global economic uncertainty. The current international trade and regulatory environment is subject to significant ongoing uncertainty. Earlier this year, the U.S. presidential administration announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue negotiating trade policies. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. We estimate that 18-20% of our cost of sales are sourced from outside the United States and thus we have the potential to be materially impacted by tariffs in future periods. We are continuing to monitor the potential long-term impact of tariffs and are taking a proactive approach to mitigating material supply chain risks. We expect additional material costs to be incurred in fiscal year 2026 due to new tariff exposure of approximately 1.5% to 3% of cost of sales, assuming current tariff rates. We expect to largely offset these added costs via price increases.

In the near term, we expect to continue to experience reduced retail consumer demand for our product and on-going pressure from dealers to reduce dealer inventories. However, we will maintain our disciplined approach to dealer health and leverage our cash generation to continue investing in the business.

Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network, our ability to offer dealer financing and incentives and our vertical integration efforts. We discuss each of these factors in more detail under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations” in our Form 10-K for the year ended June 30, 2025. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Discounts, rebates and free flooring—consists of discounts, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu, Cobalt and Saltwater Fishing segments, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified discount off invoice for eligible wholesale volume purchased during the period. If a dealer meets its quarter, semi-annual or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats may also be entitled to have us pay the interest to floor the boat for a period of time, which incentive we refer to as "free flooring". From time to time, we may extend the flooring program to eligible models beyond the offseason period.
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
Other (Income)Expense,, Net
Other (income) expense, net consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense includes adjustments to our tax receivable agreement liability and sublease income.

Income Taxes
MBI is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. Maverick Boat Group is separately subject to U.S. federal and state income tax with respect to its net taxable income.
Net Loss Attributable to Non-controlling Interest
As of September 30, 2025 and 2024, we had a 98.6% and a 98.4%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net loss attributable to non-controlling interest represents the portion of net loss attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2025		2024
	$	% Revenue	$	% Revenue
Net sales	194,733	100.0%	171,580	100.0%
Cost of sales	166,802	85.7%	143,371	83.6%
Gross profit	27,931	14.3%	28,209	16.4%
Operating expenses:
Selling and marketing	6,293	3.2%	4,864	2.8%
General and administrative	20,767	10.7%	27,240	15.9%
Amortization	1,713	0.9%	1,716	1.0%
Operating loss	(842)	(0.4)%	(5,611)	(3.3)%
Other (income) expense, net:
Other income, net	(866)	(0.4)%	(10)	—%
Interest expense	423	0.2%	396	0.2%
Other (income) expense, net	(443)	(0.2)%	386	0.2%
Loss before provision (benefit) for income taxes	(399)	(0.2)%	(5,997)	(3.5)%
Provision (benefit) for income taxes	311	0.2%	(850)	(0.5)%
Net loss	(710)	(0.4)%	(5,147)	(3.0)%
Net loss attributable to non-controlling interest	(8)	—%	(99)	(0.1)%
Net loss attributable to Malibu Boats, Inc.	(702)	(0.4)%	(5,048)	(2.9)%

	Three Months Ended September 30,
	2025		2024
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	538	47.7%	384	37.5%
Saltwater Fishing	288	25.5%	300	29.3%
Cobalt	303	26.8%	340	33.2%
Total units	1,129	100.0%	1,024	100.0%

Net sales per unit	$172,483		$167,559
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Net Sales
Net sales for the three months ended September 30, 2025 increased $23.2 million, or 13.5%, to $194.7 million as compared to the three months ended September 30, 2024. The increase in net sales was driven primarily by increased unit volumes in the Malibu segment, a favorable model mix in our Cobalt segment and inflation-driven year-over-year price increases, partially offset by decreased unit volumes in the Cobalt and Saltwater Fishing segments and an unfavorable segment mix. Unit volume for the three months ended September 30, 2025, increased 105 units, or 10.3%, to 1,129 units as compared to the three months ended September 30, 2024. Our unit volume increased due to higher wholesale shipments across the Malibu segment, partially offset by lower wholesale shipments in the Cobalt and Saltwater Fishing segments.
Net sales attributable to our Malibu segment increased $22.6 million, or 40.4%, to $78.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Unit volumes attributable to our Malibu segment increased 154 units for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to lower wholesale shipments during the three months ended September 30, 2024, as a result of elevated dealer inventory levels. The increase in net sales was driven by an increase in units and inflation-driven year-over-year price increases, partially offset by increased dealer incentive costs.
Net sales attributable to our Saltwater Fishing segment decreased $0.4 million, or 0.7%, to $64.3 million, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Unit volumes attributable to our Saltwater Fishing segment decreased 12 units for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units, partially offset by inflation-driven year-over-year price increases and a favorable model mix.
Net sales attributable to our Cobalt segment increased $1.0 million, or 1.9%, to $51.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Unit volumes attributable to Cobalt decreased 37 units for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The increase in net sales was driven primarily by a favorable model mix and inflation-driven year-over-year price increases, partially offset by a decrease in units.
Overall consolidated net sales per unit increased 2.9% to $172,483 per unit for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in overall consolidated net sales per unit was driven primarily by a favorable model mix in our Cobalt and Saltwater Fishing segments and inflation-driven year-over-year price increases, partially offset by an unfavorable segment mix and increased dealer incentive costs in the Malibu segment. Net sales per unit for our Malibu segment increased 0.2% to $146,184 per unit for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven by inflation-driven year-over-year price increases, partially offset by an increase in dealer incentive costs. Net sales per unit for our Saltwater Fishing segment increased 3.5% to $223,326 per unit for the three months ended September 30, 2025 driven by a favorable model mix and inflation-driven year-over-year price increases. Net sales per unit for our Cobalt segment increased 14.3% to $170,851 per unit for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven by a favorable model mix and inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended September 30, 2025 increased $23.4 million, or 16.3%, to $166.8 million as compared to the three months ended September 30, 2024. The increase in cost of sales was primarily driven by a 13.5% increase in net sales due to higher unit volumes and partially due to higher net per unit material and labor costs of $1.9 million, $2.2 million and $6.3 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleverage in the Cobalt and Saltwater Fishing segments, a model mix that corresponds to higher costs per unit in our Cobalt and Saltwater Fishing segments, and inflationary pressures.
Gross Profit
Gross profit for the three months ended September 30, 2025 decreased $0.3 million, or 1.0%, to $27.9 million compared to the three months ended September 30, 2024. The decrease in gross profit was driven primarily by increased cost of sales for the reasons noted above, partially offset by increased net sales. Gross margin for the three months ended September 30, 2025 decreased 210 basis points from 16.4% to 14.3% driven primarily by higher per unit labor and material costs and increased dealer incentive costs in the Malibu segment.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2025 increased $1.4 million, or 29.4% to $6.3 million compared to the three months ended September 30, 2024. The increase was driven primarily by an increase in certain marketing events. As a percentage of sales, selling and marketing expenses increased 40 basis points to 3.2% for the three months ended September 30, 2025 compared to 2.8% for the three months ended September 30, 2024. General and administrative expenses for the three months ended September 30, 2025 decreased $6.5 million, or 23.8%, to $20.8 million as compared to the three months ended September 30, 2024 driven primarily by a $3.5 million legal settlement for the three months ended September 30, 2024, along with decreased legal and professional fees. As a percentage of sales, general and administrative expenses decreased 520 basis points to 10.7% for the three months ended September 30, 2025 compared to 15.9% for the three months ended September 30, 2024. Amortization expense remained flat at $1.7 million for the three months ended September 30, 2025.
Other (Income) Expense, Net
Other (income) expense, net, increased $0.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of OB3 tax reform changes, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
Provision (benefit) for Income Taxes
Our provision (benefit) for income taxes for the three months ended September 30, 2025, increased $1.2 million, or 136.6%, to $0.3 million compared to the three months ended September 30, 2024. The increase primarily resulted from decreased pre-tax losses. For the three months ended September 30, 2025 and 2024, our effective tax rate was (77.9)% and 14.2%, respectively. For the three months ended September 30, 2025, our effective tax rate was reduced by the impact of the change in tax law enacted, in accordance with OB3, through the remeasurement of our deferred tax assets and U.S. state taxes. For the three months ended September 30, 2024, our effective tax rate was reduced by deferred tax impacts of pre-tax losses and U.S. state taxes.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive loss is computed by multiplying pre-tax loss for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2025 and 2024, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.4% and 1.6%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as net loss before interest expense, income taxes, depreciation, amortization, and non-cash, non-operating expenses or other expenses that we do not believe are indicative of our ongoing expenses, including certain professional fees, litigation settlements, non-cash compensation expense and adjustments to our tax receivable agreement liability. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of net loss as determined by GAAP. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
We exclude the items listed above from net loss in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, the methods by which assets were acquired and other factors. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net loss as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historical costs of depreciable assets. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net loss as determined in accordance with GAAP to Adjusted EBITDA and presentation of net loss margin and Adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2025	2024
Net loss	$(710)	$(5,147)
Provision (benefit) for income taxes	311	(850)
Interest expense	423	396
Depreciation	8,138	7,374
Amortization	1,713	1,716
Professional fees [1]	1,178	1,006
Litigation settlement [2]	—	3,500
Stock-based compensation expense [3]	1,587	1,900
Adjustments to tax receivable agreement liability [4]	(856)	—
Adjusted EBITDA	$11,784	$9,895
Net Sales	$194,733	$171,580
Net Loss Margin [5]	(0.4)%	(3.0)%
Adjusted EBITDA Margin [5]	6.1%	5.8%

(1)
For the three months ended September 30, 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three months ended September 30, 2024, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to the Batchelder matters.

(2)	For the three months ended September 30, 2024, represents amount the Company paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(3)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(4)
For the three months ended September 30, 2025, we recognized other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of OB3 tax reform changes, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners.

(5)	We calculate net loss margin as net loss divided by net sales, and we define adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Adjusted Net Income Per Share

Adjusted net income per share is a non-GAAP financial measure that is used and disclosed by management in order to give management and its investors and analysts a more accurate picture of our underlying earnings performance. Adjusted net income per share, excludes items that management does not believe are indicative of our core operating performance.

We define adjusted net income per share as net loss attributable to Malibu Boats, Inc. per share, excluding income tax expense (benefit), before non-cash, non-operating expenses, or other expenses that we do not believe are indicative of our ongoing expenses, including litigation settlements, acquisition related amortization, certain professional fees and non-cash compensation expense, and reflecting an adjustment for income tax expense on adjusted income before income taxes at our estimated effective income tax rate.

We exclude the items listed above from net loss per share in arriving at adjusted net income per share because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, the methods by which assets were acquired and other factors. Adjusted net income per share has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net loss per share as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded are significant components in understanding and assessing a company’s financial performance. Our presentation of adjusted net income per share should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computation of this measure may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net loss per share attributable to Malibu Boats, Inc. as determined in accordance with GAAP to adjusted net income per share for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2025	2024
Net loss attributable to Malibu Boats, Inc.	$(702)	$(5,048)
Professional fees [1]	1,178	1,006
Litigation settlement [2]	—	3,500
Stock-based compensation expense [3]	1,587	1,900
Acquisition related amortization [4]	1,677	1,677
Provision (benefit) for income taxes	311	(850)
Adjusted income before income taxes	4,051	2,185
Income tax expense on adjusted income before income taxes [5]	992	535
Adjusted net income	$3,059	$1,650

Basic weighted-average shares outstanding	19,335,990	20,025,742

	Three Months Ended September 30,
	2025	2024
Net loss per share attributable to Malibu Boats, Inc.	$(0.04)	$(0.25)
Professional fees [1]	$0.06	0.05
Litigation settlement [2]	—	0.17
Stock-based compensation expense [3]	0.08	0.09
Acquisition related amortization [4]	0.08	0.08
Provision (benefit) for income taxes	0.02	(0.04)
Adjusted income before income taxes	0.20	0.10
Income tax expense on adjusted income before income taxes [5]	(0.05)	(0.03)
Adjusted net income per share	$0.15	$0.07

(1)	For the three months ended September 30, 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three months ended September 30, 2024, represents legal and advisory fees related to ongoing litigation with the Company's insurance carriers related to the Batchelder matters.
(2)	For the three months ended September 30, 2024, represents amount the Company paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(3)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(4)	Represents amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt.
(5)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% of income before taxes. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived deduction eligible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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
Capital Expenditures.
During fiscal year 2025, we incurred approximately $27.9 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives. For the three months ended September 30, 2025, we have incurred approximately $4.3 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives.
Principal and Interest Payments.
Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of September 30, 2025, we had $23.0 million outstanding under our revolving credit facility and $1.7 million in outstanding letters of credit, with $325.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after September 30, 2025, our interest payments would be approximately $1.5 million within the next 12 months based on the weighted average interest rate at September 30, 2025 of 6.61%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
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
Operating Lease Obligations.
Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.7 million and our total committed lease payments are $7.2 million as of September 30, 2025. Additional information regarding our operating leases is available in Note 11 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations.
In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2026. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of September 30, 2025, we had purchase orders in the amount of $71.9 million due within the next 12 months.

Return of Capital/Stock Repurchase Program.
In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. We may purchase shares under the 2025 Repurchase Program from time to time in privately negotiated transactions or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended at the discretion of management, subject to strategic considerations, market conditions, and other factors. During the three months ended September 30, 2025, we did not have any stock repurchases.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2025	2024
Total cash provided by (used in):
Operating activities	$6,535	$(8,402)
Investing activities	(4,225)	(8,626)
Financing activities	4,637	17,513
Impact of currency exchange rates on cash balances	156	229
Increase in cash	$7,103	$714
Operating Activities
Net cash provided by operating activities was $6.5 million for the three months ended September 30, 2025, compared to net cash used in operating activities of $8.4 million for the three months ended September 30, 2024, an increase in cash of $14.9 million. The increase in cash provided by operating activities resulted from a net increase in operating assets and liabilities of $9.4 million. The increase in operating assets and liabilities was due in part to an increase of $5.5 million in net income (after consideration of non-cash items included in net loss, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $4.2 million for the three months ended September 30, 2025, compared to net cash used in investing activities of $8.6 million for the three months ended September 30, 2024, a decrease in net cash used of $4.4 million. The decrease in net cash used in investing activities for the three months ended September 30, 2025 was primarily related to decreased capital expenditures compared to the three months ended September 30, 2024.
Financing Activities
Net cash provided by financing activities was $4.6 million for the three months ended September 30, 2025 compared to net cash provided by financing activities of $17.5 million for the three months ended September 30, 2024, a decrease of $12.9 million. During the three months ended September 30, 2025, we borrowed $5.0 million, net of repayments, under our revolving credit facility and did not repurchase any of our Class A Common Stock under our current stock repurchase program. During the three months ended September 30, 2024, we borrowed $28.0 million, net of repayments, under our revolving credit facility and repurchased $10.5 million of our Class A Common Stock under our prior stock repurchase program.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of September 30, 2025, Boats LLC had $23.0 million outstanding under its revolving credit facility and $1.7 million in outstanding letters of credit, with $325.3 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the three months ended September 30, 2025, we did not repurchase any boats under our repurchase agreements. For fiscal year 2025, we repurchased 22 units under our repurchase agreements, including 19 boats that were related to the bankruptcy with Tommy's Boats totaling $2.5 million. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 16 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
Critical Accounting Policies
As of September 30, 2025, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2025, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2025.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under this section entitled "Legal Proceedings" is incorporated by reference from Note 16 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
The pending lawsuits described in Note 16 of our unaudited interim consolidated financial statements and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcomes of the pending lawsuits and any other related lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.
Item 1A. Risk Factors
During the quarter ended September 30, 2025, other than as described below, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase programs during the quarter ended September 30, 2025 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1, 2025 through July 31, 2025	—	$—	—	$50,000
August 1, 2025 through August 31, 2025	—	—	—	50,000
September 1, 2025 through September 30, 2025	—	—	—	50,000
Total	—	$—	—	$50,000
(1) In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. The 2025 Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the 2025 Repurchase Program, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
++    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 30, 2025	MALIBU BOATS, INC.

	By:	/s/ Steven D. Menneto
Steven D. Menneto President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Bruce W. Beckman
Bruce W. Beckman Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)