Form 10-Q
period 2025-12-31
MALIBU BOATS, INC.
filed 2026-02-05
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36290

.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of February 2, 2026:	18,602,523	shares
Class B Common Stock, par value $0.01, outstanding as of February 2, 2026:	12	shares

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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net sales	$188,622	$200,280	$383,355	$371,860
Cost of sales	163,500	162,862	330,302	306,233
Gross profit	25,122	37,418	53,053	65,627
Operating expenses:
Selling and marketing	6,069	5,985	12,362	10,849
General and administrative	20,836	26,545	41,603	53,785
Amortization	1,713	1,712	3,426	3,428
Operating (loss) income	(3,496)	3,176	(4,338)	(2,435)
Other expense (income), net:
Other income, net	(9)	(9)	(875)	(19)
Interest expense	324	585	747	981
Other expense (income), net	315	576	(128)	962
(Loss) income before (benefit) provision for income taxes	(3,811)	2,600	(4,210)	(3,397)
(Benefit) provision for income taxes	(1,300)	179	(989)	(671)
Net (loss) income	(2,511)	2,421	(3,221)	(2,726)
Net (loss) income attributable to non-controlling interest	(49)	58	(57)	(41)
Net (loss) income attributable to Malibu Boats, Inc.	$(2,462)	$2,363	$(3,164)	$(2,685)

Comprehensive loss:
Net (loss) income	$(2,511)	$2,421	$(3,221)	$(2,726)
Other comprehensive loss:
Change in cumulative translation adjustment	317	(2,780)	541	(1,812)
Other comprehensive income (loss)	317	(2,780)	541	(1,812)
Comprehensive loss	(2,194)	(359)	(2,680)	(4,538)
Less: comprehensive loss attributable to non-controlling interest, net of tax	(43)	(9)	(48)	(89)
Comprehensive loss attributable to Malibu Boats, Inc., net of tax	$(2,151)	$(350)	$(2,632)	$(4,449)

Weighted-average shares outstanding used in computing net (loss) income per share:
Basic	19,118,136	19,741,507	19,227,064	19,883,625
Diluted	19,118,136	19,804,384	19,227,064	19,883,625
Net (loss) income available to Class A Common Stock per share:
Basic	$(0.13)	$0.12	$(0.16)	$(0.14)
Diluted	$(0.13)	$0.12	$(0.16)	$(0.14)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2025	June 30, 2025
Assets
Current assets
Cash	$28,209	$37,002
Trade receivables, net	14,889	23,034
Inventories	146,851	142,163
Prepaid expenses and other current assets	21,698	14,634
Assets held for sale	3,059	3,059
Total current assets	214,706	219,892
Property, plant and equipment, net	227,954	235,877
Goodwill	51,425	51,306
Other intangible assets, net	165,217	168,634
Deferred tax assets	50,280	51,601
Other assets	6,123	7,268
Total assets	$715,705	$734,578
Liabilities
Current liabilities
Accounts payable	21,327	24,420
Accrued expenses	115,573	109,770
Income taxes and tax distribution payable	575	151
Payable pursuant to tax receivable agreement, current portion	271	271
Total current liabilities	137,746	134,612
Deferred tax liabilities	13,128	14,674
Other liabilities	6,231	7,297
Payable pursuant to tax receivable agreement, less current portion	39,332	40,162
Long-term debt	20,000	18,000
Total liabilities	216,437	214,745
Commitments and contingencies (See Note 16)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 18,601,382 shares issued and outstanding as of December 31, 2025; 19,225,848 issued and outstanding as of June 30, 2025	184	190
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of December 31, 2025 and June 30, 2025	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and June 30, 2025	—	—
Additional paid in capital	17,464	35,253
Accumulated other comprehensive loss, net of tax	(4,105)	(4,646)
Accumulated earnings	481,500	484,664
Total stockholders' equity attributable to Malibu Boats, Inc.	495,043	515,461
Non-controlling interest	4,225	4,372
Total stockholders’ equity	499,268	519,833
Total liabilities and stockholders' equity	$715,705	$734,578
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	19,226	$190	12	$—	$35,253	$(4,646)	$484,664	$4,372	$519,833
Net loss	—	—	—	—	—	—	(702)	(8)	(710)
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	1,213	—	—	—	1,213
Issuances of equity for services	—	—	—	—	40	—	—	—	40
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(26)	—	—	—	(26)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	52	—	—	—	52
Exchange of LLC Units for Class A Common Stock	6	—	—	—	95	—	—	(95)	—
Foreign currency translation adjustment	—	—	—	—	—	224	—	1	225
Balance at September 30, 2025	19,227	$190	12	$—	$36,627	$(4,422)	$483,962	$4,270	$520,627
Net loss	—	—	—	—	—	—	(2,462)	(49)	(2,511)
Stock based compensation, net of withholding taxes on vested equity awards	94	1	—	—	759	—	—	—	760
Issuances of equity for services	31	—	—	—	920	—	—	—	920
Repurchase and retirement of common stock	(751)	(7)	—	—	(20,842)	—	—	—	(20,849)
Foreign currency translation adjustment	—	—	—	—	—	317	—	4	321
Balance at December 31, 2025	18,601	$184	12	$—	$17,464	$(4,105)	$481,500	$4,225	$499,268

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20,182	$200	12	$—	$64,222	$(4,198)	$469,785	$4,710	$534,719
Net loss	—	—	—	—	—	—	(5,048)	(99)	(5,147)
Stock based compensation, net of withholding taxes on vested equity awards	(21)	—	—	—	1,869	—	—	—	1,869
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(278)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	968	—	15	983
Balance at September 30, 2024	19,883	$197	12	$—	$56,041	$(3,230)	$464,737	$4,626	$522,371
Net income	—	—	—	—	—	—	2,363	58	2,421
Stock based compensation, net of withholding taxes on vested equity awards	75	1	—	—	1,371	—	—	—	1,372
Issuances of equity for services	11	—	—	—	927	—	—	—	927
Issuances of equity for exercise of stock options	—	—	—	—	233	—	—	—	233
Repurchase and retirement of common stock	(241)	(2)	—	—	(10,097)	—	—	—	(10,099)
Foreign currency translation adjustment	—	—	—	—	—	(2,780)	—	(43)	(2,823)
Balance at December 31, 2024	19,728	$196	12	$—	$48,475	$(6,010)	$467,100	$4,641	$514,402

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended December 31,
	2025	2024
Operating activities:
Net loss	$(3,221)	$(2,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash compensation expense	2,808	4,033
Non-cash compensation to directors	960	974
Depreciation	16,258	15,198
Amortization	3,426	3,428
Deferred income taxes	(165)	(1,238)
Adjustment to tax receivable agreement liability	(856)	—
Other items, net	1,479	(435)
Change in operating assets and liabilities:
Trade receivables	8,147	6,725
Inventories	(4,647)	178
Prepaid expenses and other assets	(6,738)	(2,707)
Accounts payable	(3,069)	10,372
Income taxes payable	64	941
Accrued expenses	5,815	(13,509)
Other liabilities	(1,079)	(1,229)
Net cash provided by operating activities	19,182	20,005
Investing activities:
Purchases of property and equipment	(8,720)	(14,271)
Proceeds from sale of property and equipment	90	350
Net cash used in investing activities	(8,630)	(13,921)
Financing activities:
Proceeds from revolving credit facility	20,000	43,000
Payments on revolving credit facility	(18,000)	(20,000)
Proceeds received from exercise of stock options	—	233
Cash paid for withholding taxes on vested restricted stock	(814)	(752)
Repurchase and retirement of Class A Common Stock	(20,849)	(20,199)
Net cash (used in) provided by financing activities	(19,663)	2,282
Effect of exchange rate changes on cash	318	(193)
Changes in cash	(8,793)	8,173
Cash—Beginning of period	37,002	26,945
Cash—End of period	$28,209	$35,118

Supplemental cash flow information:
Cash paid for interest	$631	$1,072
Cash paid (refund) for income taxes, net	15	(425)
Non-cash financing activities:
ROU assets obtained in exchange for lease liabilities	—	1,787

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
In December 2025, the FASB issued ASU No. 2025-10 “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" which establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The updated standard is effective for annual periods beginning after December 15, 2028 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.
The Company is not aware of any other new accounting pronouncements that are expected to have a significant impact on the Company's condensed consolidated financial statements and related disclosures.

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended December 31, 2025				Six Months Ended December 31, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$68,063	$65,160	$52,047	$185,270	$141,213	$129,046	$102,791	$373,050
Part and other sales	2,570	188	594	3,352	8,067	619	1,619	10,305
Net Sales	$70,633	$65,348	$52,641	$188,622	$149,280	$129,665	$104,410	$383,355

Revenue by geography:
North America	$63,102	$63,766	$51,946	$178,814	$136,404	$126,775	$101,068	$364,247
International	7,531	1,582	695	9,808	12,876	2,890	3,342	19,108
Net Sales	$70,633	$65,348	$52,641	$188,622	$149,280	$129,665	$104,410	$383,355

	Three Months Ended December 31, 2024				Six Months Ended December 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$71,734	$69,974	$55,617	$197,325	$122,155	$134,411	$105,177	$361,743
Part and other sales	2,365	179	411	2,955	7,963	493	1,661	10,117
Net Sales	$74,099	$70,153	$56,028	$200,280	$130,118	$134,904	$106,838	$371,860

Revenue by geography:
North America	$68,401	$67,274	$54,949	$190,624	$118,576	$128,124	$103,166	$349,866
International	5,698	2,879	1,079	9,656	11,542	6,780	3,672	21,994
Net Sales	$74,099	$70,153	$56,028	$200,280	$130,118	$134,904	$106,838	$371,860
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

3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statements of operations and comprehensive loss represents the portion of loss attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of December 31, 2025		As of June 30, 2025
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	270,419	1.4%	276,419	1.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	18,601,382	98.6%	19,225,848	98.6%
	18,871,801	100.0%	19,502,267	100.0%
Issuance of Additional LLC Units

Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended December 31, 2025, the Company caused the LLC to issue a total of 206,689 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Company's long term incentive plans, the issuance of restricted Class A Common Stock granted under the incentive plans and the issuance of Class A Common Stock to non-employee directors upon conversion of their fully vested restricted stock units. During the six months ended December 31, 2025, 4,931 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 58,278 LLC Units were canceled in connection with stock awards with performance conditions that were deemed to not be achieved and 16,744 LLC Units were cancelled in connection with the forfeiture of stock awards. In connection with the cancellation of LLC Units described above, an equivalent of 79,953 treasury shares were retired in accordance with the LLC Agreement. Also during the six months ended December 31, 2025, 751,202 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 751,202 shares under the Company's 2025 stock repurchase program.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of December 31, 2025 and June 30, 2025, respectively, tax distributions payable to non-controlling LLC Unit holders were $0. During the six months ended December 31, 2025 and 2024, there were no tax distributions paid to the non-controlling LLC Unit holders.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.

4. Inventories
Inventories consisted of the following:

	As of December 31, 2025	As of June 30, 2025
Raw materials	$99,164	$97,089
Work in progress	27,850	24,890
Finished goods	19,837	20,184
Total inventories	$146,851	$142,163

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of December 31, 2025	As of June 30, 2025
Prepaid expenses	$9,944	$4,257
Insurance receivables	9,053	8,375
Other receivables	2,701	2,002
Total prepaid expenses and other current assets	$21,698	$14,634
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

6. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of December 31, 2025	As of June 30, 2025
Land	$5,022	$4,716
Building and leasehold improvements	172,217	171,685
Machinery and equipment	150,324	143,526
Furniture and fixtures	17,091	16,609
Construction in process	35,344	35,189
	379,998	371,725
Less: Accumulated depreciation	(152,044)	(135,848)
Property, plant and equipment, net	$227,954	$235,877
Included within the current asset section of our condensed consolidated balance sheet as of December 31, 2025 is an amount classified as assets held for sale totaling $3,059. The property is valued at its carrying value, which is less than the fair value minus costs to sell. The assets held for sale consist of the land and building from the former Malibu Electronics (included within the Malibu segment) manufacturing building located in Alexander City, Alabama. The Company no longer has a use for this building as the current Malibu Electronics manufacturing building is now located in Loudon, Tennessee. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present obligation and expected to sell within 12 months.

Depreciation expense was $8,120 and $7,825 for the three months ended December 31, 2025 and 2024, respectively, and $16,258 and $15,198 for the six months ended December 31, 2025 and December 31, 2024, respectively, substantially all of which was recorded in cost of sales.

7. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the six months ended December 31, 2025 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Consolidated
Goodwill as of June 30, 2025 [1]	$11,990	$19,525	$19,791	$51,306
Effect of foreign currency changes on goodwill	119	—	—	119
Balance as of December 31, 2025	$12,109	$19,525	$19,791	$51,425
(1) Net of accumulated impairment losses of $49,189 in our Saltwater Fishing segment.
The components of other intangible assets were as follows:

	As of December 31, 2025	As of June 30, 2025	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$131,738	$131,696	15-20	13.2
Patent	2,600	2,600	15	6.5
Trade name	100	100	15	4.5
Non-compete agreement	—	46	10	0
Total	134,438	134,442
Less: Accumulated amortization	(48,221)	(44,808)
Total definite-lived intangible assets, net	86,217	89,634
Indefinite-lived intangible:
Trade name	118,200	118,200
Less: Accumulated impairment	(39,200)	(39,200)
Total other intangible assets, net	$165,217	$168,634
Amortization expense recognized on all amortizable intangibles was $1,713 and $1,712 for the three months ended December 31, 2025 and 2024, respectively, and $3,426 and $3,428 for the six months ended December 31, 2025 and 2024, respectively.
Estimated future amortization expenses as of December 31, 2025 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2026	$3,374
2027	6,803
2028	6,803
2029	6,803
2030	6,704
2031 and thereafter	55,730
$86,217

8. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31, 2025	As of June 30, 2025
Warranties	$39,788	$40,970
Dealer incentives	16,720	7,057
Accrued compensation	14,741	15,438
Current operating lease liabilities	2,458	2,408
Accrued legal and professional fees	30,624	33,729
Customer deposits	5,168	3,508
Government grant	4,089	4,089
Other accrued expenses	1,985	2,571
Total accrued expenses	$115,573	$109,770

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

Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Beginning balance	$40,153	$36,577	$40,970	$37,967
Add: Warranty expense	7,057	5,206	14,522	10,969
Less: Warranty claims paid	(7,422)	(6,232)	(15,704)	(13,385)
Ending balance	$39,788	$35,551	$39,788	$35,551

10. Financing
Outstanding debt consisted of the following:

	As of December 31, 2025	As of June 30, 2025
Revolving credit loan	$20,000	$18,000
Total debt	20,000	18,000
Less current maturities	—	—
Long-term debt less current maturities	$20,000	$18,000
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of December 31, 2025, Boats LLC had $20,000 outstanding under its revolving credit facility and $1,847 in outstanding letters of credit, with $328,153 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of December 31, 2025, the weighted average interest rate on the Company’s revolving credit facility was 5.25%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of December 31, 2025, the Company was in compliance with the financial covenants contained in the Credit Agreement.

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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of December 31, 2025	As of June 30, 2025
Assets
Right-of-use assets	Other assets	$5,524	$6,551

Liabilities
Current operating lease liabilities	Accrued expenses	$2,458	$2,408
Long-term operating lease liabilities	Other liabilities	3,700	4,915
Total lease liabilities		$6,158	$7,323

Classification		Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
Operating lease costs (1)	Cost of sales	$589	$569	$1,211	$1,135
	Selling and marketing, and general and administrative	179	198	363	391

Sublease income	Other income, net	(9)	(9)	(19)	(19)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	674	659	1,347	1,326
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.

The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of December 31, 2025 and 2024 was 2.55 and 3.48 years, respectively. As of December 31, 2025 and 2024, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 4.73% and 4.54%, respectively.
Future annual minimum lease payments for the following fiscal years as of December 31, 2025 are as follows:

Amount
Remainder of 2026	$1,348
2027	2,689
2028	1,944
2029	445
2030	149
2031 and thereafter	—
Total	6,575
Less: imputed interest	(417)
Present value of lease liabilities	$6,158
12. Tax Receivable Agreement Liability
MBI and the LLC have a Tax Receivable Agreement with the pre-IPO owners of the LLC that provides for the payment by MBI to the pre-IPO owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that MBI is deemed to realize as a result of (i) increases in tax basis and (ii) certain other tax benefits related to MBI entering into the Tax Receivable Agreement, including those attributable to payments under the Tax Receivable Agreement. These contractual payment obligations are obligations of MBI and not of the LLC. MBI's Tax Receivable Agreement liability was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable.
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
The following table reflects the changes to MBI's tax receivable agreement liability:

	As of December 31, 2025	As of June 30, 2025
Beginning balance	$40,433	$40,613
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	26	167
Adjustment for change in estimated tax rate or benefits	(856)	(347)
	39,603	40,433
Less: current portion under tax receivable agreement	(271)	(271)
Ending balance	$39,332	$40,162
The Tax Receivable Agreement further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, MBI (or its successor) would owe to the pre-IPO owners of the LLC a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement that would be based on certain assumptions, including a deemed exchange of LLC Units and that MBI would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the Tax Receivable Agreement. MBI also is entitled to terminate the Tax Receivable Agreement, which, if terminated, would obligate MBI to make early termination payments to the pre-IPO owners of the LLC. In addition, a pre-IPO owner may elect to unilaterally terminate the Tax Receivable Agreement with respect to such pre-IPO owner, which would obligate MBI to pay to such existing owner certain payments for tax benefits received through the taxable year of the election.

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
As of December 31, 2025 and June 30, 2025, the Company recorded deferred tax assets totaling $119,724 and $120,382, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal return due by April 15, 2026.
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
As of December 31, 2025 and June 30, 2025, the Company maintained a total valuation allowance of $17,491 and $17,485, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OBBBA", or "OB3"). OB3 contains a broad range of provisions affecting businesses, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including provisions related to bonus depreciation and research and development expensing, as well as modifications to foreign derived intangible income and the restoration of other favorable tax provisions. The legislation has multiple effective dates, with certain provisions, including elective 100% bonus depreciation for assets placed in service after January 19, 2025, with many others generally not effective until 2026 through 2027. The effects of the new legislation are recognized upon enactment. In accordance with OB3, The Company remeasured certain of its deferred tax assets for the six months ended
December 31, 2025.

For the three months ended December 31, 2025 and 2024, the Company's effective tax rate was 34.1% and 6.9%, respectively. For the six months ended December 31, 2025 and 2024, the Company's effective tax rate was 23.5% and 19.8%, respectively. For the three and six months ended December 31, 2025, due to pre-tax losses, the Company's effective tax rate was increased by carryback of research tax credits and the impact of U.S. state taxes. These were partially offset by shortfall expense generated by certain stock-based compensation, and the foreign rate differential of our Australian subsidiary. For the six months ended December 31, 2025, the Company's effective tax rate was also reduced by the impact of the change in tax law enacted, in accordance with OB3, through the remeasurement of our deferred tax assets. For the three months ended December 31, 2024, the Company's effective tax rate was reduced by net operating losses and research tax credits. These reductions were partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes. For the six months ended December 31, 2024, due to year-to date pre-tax losses, the Company's effective tax rate was reduced by shortfall expense generated by certain stock-based compensation and the foreign rate differential of our Australian subsidiary. This was partially offset by the impact of U.S. state taxes.

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
On October 23, 2024, at the Company’s annual meeting of stockholders (the “2024 Annual Meeting”) the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of December 31, 2025, 605,741 shares remain available for future issuance under the 2024 Plan.
On November 12, 2025, Bruce Beckman notified the Company of his resignation from his position as Chief Financial Officer and from all other positions held with the Company and each of its subsidiaries. Mr. Beckman's resignation as Chief Financial Officer was effective November 12, 2025, and Mr. Beckman served in an advisory role through December 31, 2025. In connection with Mr. Beckman’s resignation, he forfeited 19,809 shares of the Company’s Class A Common Stock underlying unvested restricted stock awards and stock units previously granted to Mr. Beckman.
On November 13, 2025, under the 2024 Plan, Malibu Boats, Inc. granted an award to its newly-appointed Chief Financial Officer, David Black. The service-based stock award included 3,929 units that will vest in equal installments over three years. The grant date fair value of this award was $100 based on a stock price of $25.45 per share on the date of grant.
On November 21, 2025, under the 2024 Plan, Malibu Boats, Inc. granted 118,024 restricted service-based stock units to employees. The grant date fair value of these awards was $3,138 based on a stock price of $26.59 per share on the date of grant. The awards vest ratably over three years. Stock-based compensation expense attributable to the service-based units is amortized on a straight-line basis over the requisite service period.
On November 26, 2025, under the 2024 Plan, Malibu Boats, Inc. granted 33,287 restricted service-based stock awards to its Chief Executive Officer, Steve Menneto. The grant date fair value of these awards was $960 based on a stock price of $28.84 per share on the date of grant. The awards vest ratably over four years. Stock-based compensation expense attributable to the service-based awards is amortized on a straight-line basis over the requisite service period.
On November 26, 2025, under the 2024 Plan, Malibu Boats, Inc. granted to its Chief Executive Officer a target amount of approximately 25,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2028. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 37,000. The grant date fair value of the awards were estimated to be $720, based on a stock price of $28.84. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 26, 2025, under the 2024 Plan, Malibu Boats, Inc. granted to its Chief Executive Officer a target amount of approximately 25,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 26, 2028. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 50,000. The grant date fair value of the awards were estimated to be

$931 which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on the Monte Carlo estimated probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the six months ended December 31, 2025:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2025	400,359	$43.76
Granted	282,621	28.37
Vested	(114,470)	40.89
Forfeited	(83,587)	49.44
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of December 31, 2025	484,923	$27.32
Stock-based compensation expense attributable to the Company's share-based equity awards was $1,221 and $2,133 for the three months ended December 31, 2025 and 2024, respectively, and $2,808 and $4,033 for the six months ended December 31, 2025 and 2024, respectively. Stock-based compensation expense attributed to share-based equity awards issued under both the 2014 Incentive Plan and 2024 Plan are recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive loss. Awards vesting during the three and six months ended December 31, 2025 include 23,559 and 24,847 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.

15. Net (Loss) Income Per Share
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

Basic and diluted net (loss) income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Basic:
Net (loss) income attributable to Malibu Boats, Inc.	$(2,462)	$2,363	$(3,164)	$(2,685)
Shares used in computing basic net (loss) income per share:
Weighted-average Class A Common Stock	18,826,739	19,455,147	18,934,121	19,601,348
Weighted-average participating restricted stock units convertible into Class A Common Stock	291,397	286,360	292,943	282,277
Basic weighted-average shares outstanding	19,118,136	19,741,507	19,227,064	19,883,625
Basic net (loss) income per share	$(0.13)	$0.12	$(0.16)	$(0.14)

Diluted:
Net (loss) income attributable to Malibu Boats, Inc.	$(2,462)	$2,363	$(3,164)	$(2,685)
Shares used in computing diluted net (loss) income per share:
Basic weighted-average shares outstanding	19,118,136	19,741,507	19,227,064	19,883,625
Restricted stock units granted to employees	—	47,484	—	—
Stock options granted to employees	—	1,409	—	—
Market performance awards granted to employees	—	13,984	—	—
Diluted weighted-average shares outstanding [1]	19,118,136	19,804,384	19,227,064	19,883,625
Diluted net (loss) income per share	$(0.13)	$0.12	$(0.16)	$(0.14)
1 The Company excluded (i) 611,943 and 433,699 potentially dilutive shares from the calculation of diluted net (loss) income per share for the three months ended December 31, 2025 and 2024, respectively, and (ii) 554,999 and 569,421 potentially dilutive shares from the calculation of diluted net (loss) income per share for the six months ended December 31, 2025 and 2024, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net (loss) income per share of Class B Common Stock have not been presented.
16. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $415,211 and $364,085 as of December 31, 2025 and June 30, 2025, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. During the six months ended December 31, 2025, there were no repurchases of any such inventory. During the six months ended December 31, 2024, the Company repurchased 22 units that were subject to repurchase agreements. Of the 22 units repurchased during the six months ended December 31, 2024, 19 units totaling $2,500 were subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor financing plan for Tommy's Boats. These boats were resold during the three months ended September 30, 2024 above cost. As of December 31, 2025, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve as of December 31, 2025 consistent with June 30, 2025.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 9 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of December 31, 2025 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of December 31, 2025 that will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of December 31, 2025, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
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

On July 11, 2025, Mr. Borisch sought leave to amend his complaint and has asserted that the remaining claims he has brought belong to him in his individual capacity. On September 2, 2025, the Company moved to dismiss Mr. Borisch’s complaint in its entirety. That motion is fully submitted and pending. The Company intends to vigorously defend itself against any claims alleged by Mr. Borisch. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
Securities Class Action Lawsuit

On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the

United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024 ("Class Period"). The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the Class Period about the Company's business, operations, and prospects were materially misleading. On July 29, 2025, MBI and the individual defendants entered into a Stipulation and Agreement of Settlement with the Lead Plaintiff. The settlement is subject to Court approval and, without admitting fault or liability, contemplates a settlement amount of $7,800 for the benefit of a settlement class comprised of all purchasers of MBI Securities during the Class Period. MBI anticipates that the settlement amount will be fully paid with proceeds from MBI's directors and officers insurance carriers. Following a preliminary settlement approval hearing held on September 30, 2025, the Court entered an order preliminarily approving the settlement on October 8, 2025 and scheduled a final settlement approval hearing for January 27, 2026. On December 23, 2025, Lead Plaintiff filed its motion for final approval of the settlement.

On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company, as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, these derivative actions were consolidated and stayed pending certain developments in the securities class action. On April 8, 2025, a third stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). On May 16, 2025, a fourth stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants, except for Ritchie Anderson, in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00223). On November 17, 2025, the third and fourth derivative actions were consolidated, and on November 20, 2025, the consolidated case was stayed pending certain developments in the securities class action. The derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. The Company intends to vigorously defend itself against claims alleged in these derivative actions. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
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
The following table presents financial information for the Company’s reportable segments for the three and six months ended December 31, 2025 and 2024.

Three Months Ended December 31, 2025
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$70,633	$65,348	$52,641	$188,622
Cost of sales (excluding depreciation)	56,509	53,940	45,447	155,896
Sales and marketing expense	2,470	2,513	1,086	6,069
General and administrative expense (excluding depreciation) [1]	4,147	4,093	3,283	11,523
Other segment items [2]	(9)	—	—	(9)
Segment Adjusted EBITDA	7,516	4,802	2,825	15,143
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]				9,121
Depreciation				8,120
Amortization				1,713
Loss before income taxes				$(3,811)

Three Months Ended December 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$74,099	$70,153	$56,028	$200,280
Cost of sales (excluding depreciation)	53,075	56,715	45,731	155,521
Sales and marketing expense	2,865	2,056	1,064	5,985
General and administrative expense (excluding depreciation) [1]	4,139	4,360	3,540	12,039
Other segment items [2]	(9)	—	—	(9)
Segment Adjusted EBITDA	14,029	7,022	5,693	26,744
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]				14,607
Depreciation				7,825
Amortization				1,712
Income before income taxes				$2,600

Six Months Ended December 31, 2025
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$149,280	$129,665	$104,410	$383,355
Cost of sales (excluding depreciation)	117,000	108,572	89,517	315,089
Sales and marketing expense	5,267	4,795	2,300	12,362
General and administrative expense (excluding depreciation) [1]	8,618	8,518	6,724	23,860
Other segment items [2]	(19)	—	—	(19)
Segment Adjusted EBITDA	18,414	7,780	5,869	32,063
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]				16,589
Depreciation				16,258
Amortization				3,426
Loss before income taxes				$(4,210)

Six Months Ended December 31, 2024
	Malibu	Saltwater Fishing	Cobalt	Total
Net sales	$130,118	$134,904	$106,838	$371,860
Cost of sales (excluding depreciation)	94,814	109,823	87,410	292,047
Sales and marketing expense	4,844	3,958	2,047	10,849
General and administrative expense (excluding depreciation) [1]	7,862	8,938	6,832	23,632
Other segment items [2]	(19)	—	—	(19)
Segment Adjusted EBITDA	22,617	12,185	10,549	45,351
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]				30,122
Depreciation				15,198
Amortization				3,428
Loss before income taxes				$(3,397)

1 The primary difference between this significant segment expense and “general and administrative expense” within the Company’s Condensed Consolidated Statements of Operations relates to stock-based compensation, professional fees and litigation settlements which all fall under the "corporate expenses and other" category discussed below.
2 Other segment items include other income.
3 Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to certain executive compensation including stock-based compensation, corporate professional fees, litigation settlements, interest expense, adjustments to tax receivable agreement, other corporate costs, and unallocated shared service function expenses. “Corporate expenses and other” is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated (loss) income before income taxes.

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

		% of Net Sales
Segment	Brands	Six Months Ended December 31, 2025	Fiscal year ended June 30, 2025
Malibu	Malibu	39.0%	38.7%
	Axis

Saltwater Fishing	Pursuit	33.8%	34.6%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	27.2%	26.7%

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of December 31, 2025, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.
Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. Our Maverick Boat Group family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. As of December 31, 2025, we are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $45,000 to $1,400,000.
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of December 31, 2025, we are among the market leaders in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2025, our worldwide distribution channel consisted of over 325 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year 2025 and the first half of fiscal year 2026, OneWater Marine, Inc.
Second Quarter Fiscal 2026 Results (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(Dollars In Thousands)
Net Sales	$188,622	$200,280	$383,355	$371,860
Gross Profit	$25,122	$37,418	$53,053	$65,627
Net (Loss) Income	$(2,511)	$2,421	$(3,221)	$(2,726)
Adjusted EBITDA[1]	$8,018	$16,890	$19,802	$26,785
1For the definition of Adjusted EBITDA and a reconciliation to net (loss) income, see “GAAP Reconciliation of Non-GAAP Financial Measures.”

Outlook
The recreational power boat industry continues to be challenged by macro-economic factors, including inflation and high interest rates, that have increased the cost of production and taken many interest rate sensitive buyers out of the market. In the past year, additional tariffs have also been introduced or proposed, as discussed below, and we are monitoring the impact they may have on cost of production, pricing and demand. Simultaneously, less price sensitive buyers have been purchasing larger, more feature-rich boats with higher average selling prices.
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
Our financial results and operations have been, and will continue to be, impacted by events outside of our control, including trade policies and tariffs, inflationary pressures, interest rates, material shortages, weather events and global economic uncertainty. The current international trade and regulatory environment is subject to significant ongoing uncertainty. Last year, the U.S. presidential administration announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue negotiating trade policies. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. We estimate that 18-20% of our cost of sales are sourced from outside the United States and thus we have the potential to be materially impacted by tariffs in future periods. We are continuing to monitor the potential long-term impact of tariffs and are taking a proactive approach to mitigating material supply chain risks. We expect additional material costs to be incurred in fiscal year 2026 due to new tariff exposure of approximately 1.5% to 3% of cost of sales, assuming current tariff rates. We expect to largely offset these added costs via price increases.

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
Other Expense Income, Net
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
Net (loss) income Attributable to Non-controlling Interest
As of each of December 31, 2025 and 2024, we had a 98.6% and a 98.4%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net (loss) income attributable to non-controlling interest represents the portion of net (loss) income attributable to the non-controlling LLC members.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	188,622	100.0%	200,280	100.0%	383,355	100.0%	371,860	100.0%
Cost of sales	163,500	86.7%	162,862	81.3%	330,302	86.2%	306,233	82.4%
Gross profit	25,122	13.3%	37,418	18.7%	53,053	13.8%	65,627	17.6%
Operating expenses:
Selling and marketing	6,069	3.2%	5,985	3.0%	12,362	3.2%	10,849	2.9%
General and administrative	20,836	11.0%	26,545	13.3%	41,603	10.9%	53,785	14.5%
Amortization	1,713	0.9%	1,712	0.9%	3,426	0.9%	3,428	0.9%
Operating (loss) income	(3,496)	(1.9)%	3,176	1.6%	(4,338)	(1.1)%	(2,435)	(0.7)%
Other expense (income), net:
Other (income), net	(9)	—%	(9)	—%	(875)	(0.2)%	(19)	—%
Interest expense	324	0.2%	585	0.3%	747	0.2%	981	0.3%
Other expense (income), net	315	0.2%	576	0.3%	(128)	—%	962	0.3%
(loss) income before (benefit) provision for income taxes	(3,811)	(2.0)%	2,600	1.3%	(4,210)	(1.1)%	(3,397)	(0.9)%
(Benefit) provision for income taxes	(1,300)	(0.7)%	179	0.1%	(989)	(0.3)%	(671)	(0.2)%
Net (loss) income	(2,511)	(1.3)%	2,421	1.2%	(3,221)	(0.8)%	(2,726)	(0.7)%
Net (loss) income attributable to non-controlling interest	(49)	—%	58	—%	(57)	—%	(41)	—%
Net (loss) income attributable to Malibu Boats, Inc.	(2,462)	(1.3)%	2,363	1.2%	(3,164)	(0.8)%	(2,685)	(0.7)%

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	513	46.4%	525	43.0%	1,051	47.0%	909	40.5%
Saltwater Fishing	282	25.5%	317	25.9%	570	25.5%	617	27.5%
Cobalt	311	28.1%	380	31.1%	614	27.5%	720	32.0%
Total units	1,106	100.0%	1,222	100.0%	2,235	100%	2,246	100.0%

Net sales per unit	$170,544		$163,895		$171,523		$165,565
Comparison of the Three Months Ended December 31, 2025 to the Three Months Ended December 31, 2024
Net Sales

Net sales for the three months ended December 31, 2025 decreased $11.7 million, or 5.8%, to $188.6 million as compared to the three months ended December 31, 2024. The decrease in net sales was driven primarily by decreased unit volumes across all segments resulting primarily from lower wholesale shipments, and driven by an unfavorable model mix in our Malibu segment and an unfavorable segment mix overall, partially offset by a favorable model mix in our Cobalt and Saltwater Fishing segments and inflation-driven year-over-year price increases. Unit volume for the three months ended December 31, 2025, decreased 116 units, or 9.5%, to 1,106 units as compared to the three months ended December 31, 2024. Our unit volume decreased primarily due to lower wholesale shipments across all segments driven by lower retail activity.
Net sales attributable to our Malibu segment decreased $3.5 million, or 4.7%, to $70.6 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Unit volumes attributable to our Malibu segment decreased 12 units for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units and an unfavorable model mix, partially offset by inflation-driven year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $4.8 million, or 6.8%, to $65.3 million, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Unit volumes attributable to our Saltwater Fishing segment decreased 35 units for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $3.4 million, or 6.0%, to $52.6 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Unit volumes attributable to Cobalt decreased 69 units for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven primarily by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 4.1% to $170,544 per unit for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in overall consolidated net sales per unit was driven primarily by a favorable model mix in our Cobalt and Saltwater Fishing segments and inflation-driven year-over-year price increases, partially offset by an unfavorable model mix in our Malibu segment and an unfavorable segment mix overall. Net sales per unit for our Malibu segment decreased 2.4% to $137,686 per unit for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, driven by an unfavorable model mix, partially offset by inflation-driven year-over-year price increases. Net sales per unit for our Saltwater Fishing segment increased 4.7% to $231,730 per unit for the three months ended December 31, 2025 driven by a favorable model mix and inflation-driven year-over-year price increases. Net sales per unit for our Cobalt segment increased 14.8% to $169,264 per unit for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, driven by a favorable model mix and inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the three months ended December 31, 2025 increased $0.6 million, or 0.4%, to $163.5 million as compared to the three months ended December 31, 2024. The increase in cost of sales was primarily driven by higher per unit material and labor costs of $2.4 million, $3.0 million and $7.0 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively, partially offset by a 5.8% decrease in net sales due to lower unit volumes. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleverage across all segments, a model mix that corresponds to higher costs per unit for the Saltwater Fishing and Cobalt segments and inflationary pressures.
Gross Profit
Gross profit for the three months ended December 31, 2025 decreased $12.3 million, or 32.9%, to $25.1 million compared to the three months ended December 31, 2024. The decrease in gross profit was driven by lower net sales combined with increased cost of sales for the reasons noted above. Gross margin for the three months ended December 31, 2025 decreased 540 basis points from 18.7% to 13.3% driven primarily by fixed cost deleverage across all segments due to lower sales and higher per unit labor and material costs.
Operating Expenses
Selling and marketing expenses for the three months ended December 31, 2025 increased $0.1 million, or 1.4% to $6.1 million compared to the three months ended December 31, 2024. The increase was driven primarily by higher personnel-related expenses. As a percentage of sales, selling and marketing expenses increased 20 basis points to 3.2% for the three months ended December 31, 2025 compared to 3.0% for the three months ended December 31, 2024. General and administrative expenses for the three months ended December 31, 2025 decreased $5.7 million, or 21.5%, to $20.8 million as compared to the three months ended December 31, 2024 driven primarily by a decrease in legal fees, incentive pay and stock-based compensation expense. As a percentage of sales, general and administrative expenses decreased 230 basis points to 11.0% for the three months ended December 31, 2025 compared to 13.3% for the three months ended December 31, 2024. Amortization expense remained flat at $1.7 million for the three months ended December 31, 2025.
Other Expense (Income), Net
Other expense (income), net for the three months ended December 31, 2025 decreased by $0.3 million, or 45.3% to $0.3 million, compared to the three months ended December 31, 2024. The decrease in other expense resulted primarily from decreased interest expense during the three months ended December 31, 2025 compared to the three months ended December 31, 2024.
(Benefit) Provision for Income Taxes

Our (benefit) provision for income taxes for the three months ended December 31, 2025, decreased $1.5 million, or 826.3%, to $(1.3) million compared to the three months ended December 31, 2024. The decrease primarily resulted from decreased pre-tax earnings and by carryback of research tax credits, offset partially by the impact of U.S. state taxes. For the three months ended December 31, 2025 and 2024, our effective tax rate was 34.1% and 6.9%, respectively. For the three months ended December 31, 2025, due to pre-tax losses, the Company's effective tax rate was increased by carryback of research tax credits and the impact of U.S. state taxes. These were partially offset by shortfall expense generated by certain stock-based compensation, and the foreign rate differential of our Australian subsidiary. For the three months ended December 31, 2024, the Company's effective tax rate was reduced by net operating losses and research tax credits. These reductions were partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive loss is computed by multiplying pre-tax loss for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended December 31, 2025 and 2024, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.4% and 1.6%, respectively.
Comparison of the Six Months Ended December 31, 2025 to the Six Months Ended December 31, 2024
Net Sales
Net sales for the six months ended December 31, 2025 increased $11.5 million, or 3.1%, to $383.4 million as compared to the six months ended December 31, 2024. The increased net sales was driven primarily by increased unit volumes in our Malibu segment, a favorable model mix in our Cobalt and Saltwater Fishing segments and inflation-driven year-over-year price increases, partially offset by decreased unit volumes in our Cobalt and Saltwater Fishing segments resulting primarily from lower wholesale shipments, an unfavorable model mix in our Malibu segment and an unfavorable segment mix overall. Unit volume for the six months ended December 31, 2025, decreased 11 units, or 0.5%, to 2,235 units as compared to the six months ended December 31, 2024. Our unit volume decreased primarily due to lower wholesale shipments in our Cobalt and Saltwater Fishing segments, partially offset by increased unit volume in our Malibu segment primarily due to lower wholesale shipments during the same period in fiscal year 2024, as a result of elevated dealer inventory levels.
Net sales attributable to our Malibu segment increased $19.2 million, or 14.7%, to $149.3 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Unit volumes attributable to our Malibu segment increased 142 units for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily due to lower wholesale shipments during the same period in fiscal year 2024, as a result of elevated dealer inventory levels. The increase in net sales was driven by an increase in units and inflation-driven year-over-year price increases, partially offset by an unfavorable model mix.
Net sales attributable to our Saltwater Fishing segment decreased $5.2 million, or 3.9%, to $129.7 million, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Unit volumes attributable to our Saltwater Fishing segment decreased 47 units for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Net sales attributable to our Cobalt segment decreased $2.4 million, or 2.3%, to $104.4 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Unit volumes attributable to Cobalt decreased 106 units for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The decrease in net sales was driven primarily by a decrease in units, partially offset by a favorable model mix and inflation-driven year-over-year price increases.
Overall consolidated net sales per unit increased 3.6% to $171,523 per unit for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase in overall consolidated net sales per unit was driven primarily by a favorable model mix in our Cobalt and Saltwater Fishing segments and inflation-driven year-over-year price increases, partially offset by an unfavorable model mix in our Malibu segment and an unfavorable segment mix overall. Net sales per unit for our Malibu segment decreased 0.8% to $142,036 per unit for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, driven by an unfavorable model mix, partially offset by inflation-driven year-over-year price increases. Net sales per unit for our Saltwater Fishing segment increased 4.0% to $227,482 per unit for the six months ended December 31, 2025 driven by a favorable model mix and inflation-driven year-over-year price increases. Net sales per unit for our Cobalt segment increased 14.6% to $170,049 per unit for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, driven by a favorable model mix and inflation-driven year-over-year price increases.
Cost of Sales
Cost of sales for the six months ended December 31, 2025 increased $24.1 million, or 7.9%, to $330.3 million as compared to the six months ended December 31, 2024. The increase in cost of sales was primarily driven by a 3.1% increase in net sales and higher per unit material and labor costs of $4.8 million, $5.2 million and $13.3 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleverage in the Cobalt and Saltwater Fishing segments, a model mix that corresponds to higher costs per unit in our Cobalt and Saltwater Fishing segments and inflationary pressures.
Gross Profit
Gross profit for the six months ended December 31, 2025 decreased $12.6 million, or 19.2%, to $53.1 million compared to the six months ended December 31, 2024. The decrease in gross profit was driven primarily by increased cost of sales for the reasons noted above, partially offset by higher net sales. Gross margin for the six months ended December 31, 2025 decreased 380 basis points from 17.6% to 13.8% driven primarily by fixed cost deleverage in the Cobalt and Saltwater Fishing Segments due to lower sales and higher per unit labor and material costs across all segments.
Operating Expenses
Selling and marketing expenses for the six months ended December 31, 2025 increased $1.5 million, or 13.9% to $12.4 million compared to the six months ended December 31, 2024. The increase was driven primarily by higher personnel-related expenses and marketing events. As a percentage of sales, selling and marketing expenses increased 30 basis points to 3.2% for the six months ended December 31, 2025 compared to 2.9% for the six months ended December 31, 2024. General and administrative expenses for the six months ended December 31, 2025 decreased $12.2 million, or 22.6%, to $41.6 million as compared to the six months ended December 31, 2024 driven primarily by a $3.5 million legal settlement for the six months ended December 31, 2024, along with decreased legal fees and decreases in stock-based compensation expense and incentive pay. As a percentage of sales, general and administrative expenses decreased 360 basis points to 10.9% for the six months ended December 31, 2025 compared to 14.5% for the six months ended December 31, 2024. Amortization expense remained flat at $3.4 million for the six months ended December 31, 2025.
Other Expense (Income), Net
Other expense (income), net for the six months ended December 31, 2025 decreased by $1.1 million, or 113.3% to other income of $0.1 million. The decrease in other expense (income) was due to other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of OB3 tax reform changes, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
(Benefit) Provision for Income Taxes

Our (benefit) provision for income taxes for the six months ended December 31, 2025, decreased $0.3 million, or 47.4%, to $(1.0) million compared to the six months ended December 31, 2024. The decrease primarily resulted from carryback of research tax credits. This was partially offset by the impact of the change in tax law enacted, in accordance with OB3, through the remeasurement of our deferred tax assets. For the six months ended December 31, 2025, due to pre-tax losses, the Company's effective tax rate was increased by carryback of research tax credits and the impact of U.S. state taxes. These were partially offset by shortfall expense generated by certain stock-based compensation, and the foreign rate differential of our Australian subsidiary. For the six months ended December 31, 2024, due to year-to date pre-tax losses, the Company's effective tax rate was reduced by shortfall expense generated by certain stock-based compensation and the foreign rate differential of our Australian subsidiary. This was partially offset by the impact of U.S. state taxes.

Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive loss is computed by multiplying pre-tax loss for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the six months ended December 31, 2025 and 2024, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.4% and 1.6%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation, amortization, and non-cash, non-operating expenses or other expenses that we do not believe are indicative of our ongoing expenses, including certain professional fees, litigation settlements, non-cash compensation expense and adjustments to our tax receivable agreement liability. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of net (loss) income as determined by GAAP. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
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
The following table sets forth a reconciliation of net (loss) income as determined in accordance with GAAP to Adjusted EBITDA and presentation of net (loss) income margin and Adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(2,511)	$2,421	$(3,221)	$(2,726)
(Benefit) provision for income taxes	(1,300)	179	(989)	(671)
Interest expense	324	585	747	981
Depreciation	8,120	7,825	16,258	15,198
Amortization	1,713	1,712	3,426	3,428
Professional fees [1]	451	2,035	1,629	3,042
Litigation settlement [2]	—	—	—	3,500
Stock-based compensation expense [3]	1,221	2,133	2,808	4,033
Adjustments to tax receivable agreement liability [4]	—	—	(856)	—
Adjusted EBITDA	$8,018	$16,890	$19,802	$26,785
Net Sales	$188,622	$200,280	$383,355	$371,860
Net (Loss) Income Margin [5]	(1.3)%	1.2%	(0.8)%	(0.7)%
Adjusted EBITDA Margin [5]	4.3%	8.4%	5.2%	7.2%

(1)	For the three and six months ended December 31, 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three and six months ended December 31, 2024, represents legal and advisory fees related to litigation with our insurance carriers related to the Batchelder matters and legal and advisory fees related to litigation with Tommy's Boats and Matthew Borisch.
(2)	For the six months ended December 31, 2024, represents amount the Company paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(3)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(4)	For the six months ended December 31, 2025, we recognized other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of tax reform changes in H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OB3") tax reform changes, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners.
(5)	We calculate net (loss) income margin as net (loss) income divided by net sales, and we define adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

Adjusted Net (Loss) Income Per Share

Adjusted net (loss) income per share is a non-GAAP financial measure that is used and disclosed by management in order to give management and its investors and analysts a more accurate picture of our underlying earnings performance. Adjusted net (loss) income per share, excludes items that management does not believe are indicative of our core operating performance.

We define adjusted net (loss) income per share as net (loss) income attributable to Malibu Boats, Inc. per share, excluding income tax (benefit) expense, before non-cash, non-operating expenses, or other expenses that we do not believe are indicative of our ongoing expenses, including litigation settlements, acquisition related amortization, certain professional fees and non-cash compensation expense, and reflecting an adjustment for income tax expense on adjusted (loss) income before income taxes at our estimated effective income tax rate.

We exclude the items listed above from net (loss) income per share in arriving at adjusted net (loss) income per share because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, the methods by which assets were acquired and other factors. Adjusted net (loss) income per share has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net (loss) income per share as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded are significant components in understanding and assessing a company’s financial performance. Our presentation of adjusted net (loss) income per share should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computation of this measure may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net (loss) income per share attributable to Malibu Boats, Inc. as determined in accordance with GAAP to adjusted net (loss) income per share for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income attributable to Malibu Boats, Inc.	$(2,462)	$2,363	$(3,164)	$(2,685)
Professional fees [1]	451	2,035	1,629	3,042
Litigation settlement [2]	—	—	—	3,500
Stock-based compensation expense [3]	1,221	2,133	2,808	4,033
Acquisition related amortization [4]	1,677	1,677	3,354	3,354
(Benefit) provision for income taxes	(1,300)	179	(989)	(671)
Adjusted (loss) income before income taxes	(413)	8,387	3,638	10,573
Income tax expense on adjusted (loss) income before income taxes [5]	(101)	2,055	891	2,590
Adjusted net (loss) income	$(312)	$6,332	$2,747	$7,983

Basic weighted-average shares outstanding	19,118,136	19,741,507	19,227,064	19,883,625

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income per share attributable to Malibu Boats, Inc.	$(0.13)	$0.12	$(0.16)	$(0.14)
Professional fees [1]	0.02	0.10	0.08	0.15
Litigation settlement [2]	—	—	—	0.18
Stock-based compensation expense [3]	0.06	0.11	0.15	0.20
Acquisition related amortization [4]	0.09	0.08	0.17	0.17
(Benefit) provision for income taxes	(0.07)	0.01	(0.05)	(0.03)
Adjusted (loss) income before income taxes	(0.03)	0.42	0.19	0.53
Income tax expense on adjusted (loss) income before income taxes [5]	(0.01)	0.10	0.05	0.13
Adjusted net (loss) income per share	$(0.02)	$0.32	$0.14	$0.40

(1)	For the three and six months ended December 31, 2025, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three and six months ended December 31, 2024, represents legal and advisory fees related to litigation with our insurance carriers related to the Batchelder matters and legal and advisory fees related to litigation with Tommy's Boats and Matthew Borisch.
(2)	For the six months ended December 31, 2024, represents amount the Company paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(3)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(4)	Represents amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit and Cobalt.
(5)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 24.5% of income before taxes. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived deduction eligible income deduction, and foreign income taxes attributable to our Australian subsidiary.

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
Capital Expenditures.
During fiscal year 2025, we incurred approximately $27.9 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives. For the six months ended December 31, 2025, we have incurred approximately $8.7 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives.
Principal and Interest Payments.
Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of December 31, 2025, we had $20.0 million outstanding under our revolving credit facility and $1.8 million in outstanding letters of credit, with $328.2 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after December 31, 2025, our expected cash interest payments, including accrued interest outstanding at December 31, 2025, would be approximately $1.2 million within the next 12 months based on the weighted average interest rate at December 31, 2025 of 5.25%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
Tax Receivable Agreement.
We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $0.3 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal return due by April 15, 2026.
Operating Lease Obligations.
Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $2.7 million and our total committed lease payments are $6.6 million as of December 31, 2025. Additional information regarding our operating leases is available in Note 11 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations.
In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2026. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of December 31, 2025, we had purchase orders in the amount of $59.2 million due within the next 12 months.

Return of Capital/Stock Repurchase Program.
In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (as amended, the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company's existing 2025 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. We may purchase shares under the 2025 Repurchase Program from time to time in privately negotiated transactions or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended at the discretion of management, subject to strategic considerations, market conditions, and other factors. During the six months ended December 31, 2025, we repurchased 751,202 shares of Class A Common Stock for $20.8 million in cash including related fees and expenses under the 2025 Repurchase Program. As of December 31, 2025, $49.2 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2025 Repurchase Program.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Six Months Ended December 31,
	2025	2024
Total cash provided by (used in):
Operating activities	$19,182	$20,005
Investing activities	(8,630)	(13,921)
Financing activities	(19,663)	2,282
Impact of currency exchange rates on cash balances	318	(193)
(Decrease) increase in cash	$(8,793)	$8,173
Operating Activities
Net cash provided by operating activities was $19.2 million for the six months ended December 31, 2025, compared to $20.0 million for the six months ended December 31, 2024, a decrease of $0.8 million. The decrease in cash from operating activities resulted from a net decrease in operating assets and liabilities of $2.3 million, partially offset by an increase of $1.5 million in net income (after consideration of non-cash items included in net (loss) income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $8.6 million for the six months ended December 31, 2025, compared to net cash used in investing activities of $13.9 million for the six months ended December 31, 2024, a decrease in net cash used of $5.3 million. The decrease in net cash used in investing activities for the six months ended December 31, 2025 was primarily related to decreased capital expenditures compared to the six months ended December 31, 2024.
Financing Activities

Net cash used in financing activities was $19.7 million for the six months ended December 31, 2025 compared to net cash provided by financing activities of $2.3 million for the six months ended December 31, 2024, a decrease of $21.9 million. During the six months ended December 31, 2025, we borrowed $2.0 million, net of repayments, under our revolving credit facility and repurchased $20.8 million of our Class A Common Stock under our current stock repurchase program. During the six months ended December 31, 2024, we borrowed $23.0 million, net of repayments, under our revolving credit facility and repurchased $20.2 million of our Class A Common Stock under our prior stock repurchase program.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of December 31, 2025, Boats LLC had $20.0 million outstanding under its revolving credit facility and $1.8 million in outstanding letters of credit, with $328.2 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the six months ended December 31, 2025, we did not repurchase any boats under our repurchase agreements. For fiscal year 2025, we repurchased 22 units under our repurchase agreements, including 19 boats that were related to the bankruptcy with Tommy's Boats totaling $2.5 million. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 16 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
Critical Accounting Policies
As of December 31, 2025, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the quarter ended December 31, 2025, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase programs during the quarter ended December 31, 2025 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
October 1, 2025 through October 31, 2025	—	$—	—	$50,000
November 1, 2025 through November 30, 2025	398,564	26.49	398,564	39,338
December 1, 2025 through December 31, 2025	352,638	28.60	352,638	49,151
Total	751,202	$27.48	751,202	$49,151
(1) In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (as amended, the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company's existing 2025 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. During the three months ended December 31, 2025, we repurchased 751,202 shares of Class A Common Stock for $20.8 million in cash including related fees and expenses under our 2025 Repurchase Program. As of December 31, 2025, $49.2 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2025 Repurchase Program. The 2025 Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the 2025 Repurchase Program, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Malibu Boats, Inc.	S-1	333-192862	3.1	January 8, 2014
3.2	Second Amended and Restated Bylaws of Malibu Boats, Inc.	8-K	001-36290	3.1	October 28, 2024
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1	Description of Class A Common Stock	10-K	001-36290	4.1	August 29, 2024
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
10.1*	Transition, Release and Consulting Agreement, dated as of November 12, 2025, between Malibu Boats, Inc. and Bruce Beckman	8-K	001-36290	10.1	November 13, 2025
10.2*	Employment Agreement, dated as of November 13, 2025, between Malibu Boats, Inc. and David Black	8-K	001-36290	10.2	November 13, 2025
31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
++    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2026	MALIBU BOATS, INC.

	By:	/s/ Steven D. Menneto
Steven D. Menneto, President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ David S. Black
David S. Black, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)