Form 10-Q
period 2026-03-31
MALIBU BOATS, INC.
filed 2026-05-07
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of May 4, 2026:	19,637,041	shares
Class B Common Stock, par value $0.01, outstanding as of May 4, 2026:	12	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, impact of macroeconomic conditions on our results of operations and financial condition, our business strategy and plans, and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our ability to accurately forecast demand for our products; our large fixed-cost base; our ability to execute our manufacturing strategy; increases in the cost of, or unavailability of, raw materials, component parts and transportation costs; disruptions in our suppliers’ operations; our reliance on third-party suppliers for raw materials and components; our reliance on certain suppliers for our engines and outboard motors; climate events in areas where we operate; our ability to meet our manufacturing workforce needs; our dependence on key management employees; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits, including our recent acquisition of Saxdor; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; our ability to protect our intellectual property; compromises or disruptions to our network and information systems; risks related to operating in foreign jurisdictions, including tariffs; general economic conditions; the continued strength and positive perception of our brands; increased consumer preference for used boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; the seasonality of our business; competition within our industry and with other activities for consumers’ scarce leisure time; inflation and heightened interest rates; our reliance on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names and other long-lived assets; risks inherent in changes to U.S. trade policy, tariffs and import/export regulations; significant repair or replacement costs due to warranty claims; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; our obligation to make certain payments under a tax receivable agreement; and any failure to maintain effective internal control over financial reporting or disclosure controls or procedures. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on August 28, 2025, and this Quarterly Report on Form 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

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
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net sales	$235,698	$228,662	$619,053	$600,522
Cost of sales	194,421	182,938	524,723	489,171
Gross profit	41,277	45,724	94,330	111,351
Operating expenses:
Selling and marketing	8,345	6,832	20,707	17,681
General and administrative	31,761	19,849	73,364	73,634
Amortization	3,077	1,676	6,503	5,104
Operating (loss) income	(1,906)	17,367	(6,244)	14,932
Other expense, net:
Other expense (income), net	267	(7)	(608)	(26)
Interest expense	896	525	1,643	1,506
Other expense, net	1,163	518	1,035	1,480
(Loss) income before (benefit) provision for income taxes	(3,069)	16,849	(7,279)	13,452
(Benefit) provision for income taxes	(631)	3,676	(1,620)	3,005
Net (loss) income	(2,438)	13,173	(5,659)	10,447
Net (loss) income attributable to non-controlling interest	(23)	283	(80)	242
Net (loss) income attributable to Malibu Boats, Inc.	$(2,415)	$12,890	$(5,579)	$10,205

Comprehensive (loss) income:
Net (loss) income	$(2,438)	$13,173	$(5,659)	$10,447
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(4,997)	208	(4,456)	(1,604)
Other comprehensive (loss) income	(4,997)	208	(4,456)	(1,604)
Comprehensive (loss) income	(7,435)	13,381	(10,115)	8,843
Less: comprehensive (loss) income attributable to non-controlling interest, net of tax	(69)	287	(117)	198
Comprehensive (loss) income attributable to Malibu Boats, Inc., net of tax	$(7,366)	$13,094	$(9,998)	$8,645

Weighted-average shares outstanding used in computing net (loss) income per share:
Basic	19,040,526	19,557,572	19,165,792	19,776,527
Diluted	19,040,526	19,581,407	19,165,792	19,808,674
Net (loss) income available to Class A Common Stock per share:
Basic	$(0.13)	$0.66	$(0.29)	$0.52
Diluted	$(0.13)	$0.66	$(0.29)	$0.52

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2026	June 30, 2025
Assets
Current assets
Cash	$50,167	$37,002
Trade receivables, net	29,727	23,034
Inventories	204,698	142,163
Prepaid expenses and other current assets	19,631	14,634
Assets held for sale	3,059	3,059
Total current assets	307,282	219,892
Property, plant and equipment, net	244,895	235,877
Goodwill	84,819	51,306
Other intangible assets, net	306,847	168,634
Deferred tax assets	49,884	51,601
Other assets	13,074	7,268
Total assets	$1,006,801	$734,578
Liabilities
Current liabilities
Accounts payable	$62,550	$24,420
Accrued expenses	167,522	109,770
Income taxes and tax distribution payable	3,503	151
Payable pursuant to tax receivable agreement, current portion	271	271
Total current liabilities	233,846	134,612
Deferred tax liabilities	12,601	14,674
Other liabilities	34,425	7,297
Payable pursuant to tax receivable agreement, less current portion	39,332	40,162
Long-term debt	165,000	18,000
Total liabilities	485,204	214,745
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,635,609 shares issued and outstanding as of March 31, 2026; 19,225,848 issued and outstanding as of June 30, 2025	194	190
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of March 31, 2026 and June 30, 2025	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and June 30, 2025	—	—
Additional paid in capital	47,495	35,253
Accumulated other comprehensive loss, net of tax	(9,103)	(4,646)
Accumulated earnings	479,085	484,664
Total stockholders' equity attributable to Malibu Boats, Inc.	517,671	515,461
Non-controlling interest	3,926	4,372
Total stockholders’ equity	521,597	519,833
Total liabilities and stockholders' equity	$1,006,801	$734,578
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	19,226	$190	12	$—	$35,253	$(4,646)	$484,664	$4,372	$519,833
Net loss	—	—	—	—	—	—	(702)	(8)	(710)
Stock based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	1,213	—	—	—	1,213
Issuances of equity for services	—	—	—	—	40	—	—	—	40
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(26)	—	—	—	(26)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	52	—	—	—	52
Exchange of LLC Units for Class A Common Stock	6	—	—	—	95	—	—	(95)	—
Foreign currency translation adjustment	—	—	—	—	—	224	—	1	225
Balance at September 30, 2025	19,227	$190	12	$—	$36,627	$(4,422)	$483,962	$4,270	$520,627
Net loss	—	—	—	—	—	—	(2,462)	(49)	(2,511)
Stock based compensation, net of withholding taxes on vested equity awards	94	1	—	—	759	—	—	—	760
Issuances of equity for services	31	—	—	—	920	—	—	—	920
Repurchase and retirement of common stock	(751)	(7)	—	—	(20,842)	—	—	—	(20,849)
Foreign currency translation adjustment	—	—	—	—	—	317	—	4	321
Balance at December 31, 2025	18,601	$184	12	$—	$17,464	$(4,105)	$481,500	$4,225	$499,268
Net loss	—	—	—	—	—	—	(2,415)	(23)	(2,438)
Stock based compensation, net of withholding taxes on vested equity awards	4	—	—	—	1,355	—	—	—	1,355
Issuances of equity for services	—	—	—	—	41	—	—	—	41
Issuance of equity for Acquisition of Saxdor	1,524	15	—	—	41,691	—	—	—	41,706
Repurchase and retirement of common stock	(493)	(5)	—	—	(13,056)	—	—	—	(13,061)
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(204)	(204)
Foreign currency translation adjustment	—	—	—	—	—	(4,998)	—	(72)	(5,070)
Balance at March 31, 2026	19,636	$194	12	$—	$47,495	$(9,103)	$479,085	$3,926	$521,597

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20,182	$200	12	$—	$64,222	$(4,198)	$469,785	$4,710	$534,719
Net loss	—	—	—	—	—	—	(5,048)	(99)	(5,147)
Stock based compensation, net of withholding taxes on vested equity awards	(21)	—	—	—	1,869	—	—	—	1,869
Issuances of equity for services	—	—	—	—	47	—	—	—	47
Repurchase and retirement of common stock	(278)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	968	—	15	983
Balance at September 30, 2024	19,883	$197	12	$—	$56,041	$(3,230)	$464,737	$4,626	$522,371
Net income	—	—	—	—	—	—	2,363	58	2,421
Stock based compensation, net of withholding taxes on vested equity awards	75	1	—	—	1,371	—	—	—	1,372
Issuances of equity for services	11	—	—	—	927	—	—	—	927
Issuances of equity for exercise of stock options	—	—	—	—	233	—	—	—	233
Repurchase and retirement of common stock	(241)	(2)	—	—	(10,097)	—	—	—	(10,099)
Foreign currency translation adjustment	—	—	—	—	—	(2,780)	—	(43)	(2,823)
Balance at December 31, 2024	19,728	$196	12	$—	$48,475	$(6,010)	$467,100	$4,641	$514,402
Net income	—	—	—	—	—	—	12,890	283	13,173
Stock based compensation, net of withholding taxes on vested equity awards	(93)	(1)	—	—	210	—	—	—	209
Issuances of equity for services	—	—	—	—	40	—	—	—	40
Repurchase and retirement of common stock	(279)	(3)	—	—	(10,097)	—	—	—	(10,100)
Foreign currency translation adjustment	—	—	—	—	—	208	—	4	212
Balance at March 31, 2025	19,356	$192	12	$—	$38,628	$(5,802)	$479,990	$4,928	$517,936

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2026	2025
Operating activities:
Net (loss) income	$(5,659)	$10,447
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash compensation expense	4,216	4,297
Non-cash compensation to directors	1,001	1,014
Depreciation	24,355	23,399
Amortization	6,503	5,104
Deferred income taxes	(285)	2,007
Adjustment to tax receivable agreement liability	(856)	—
Other items, net	2,048	1,894
Change in operating assets and liabilities, net of effect from acquisition:
Trade receivables	(4,611)	(19,280)
Inventories	(3,974)	(2,505)
Prepaid expenses and other assets	3,268	92
Accounts payable	10,945	24,373
Income taxes payable	2,102	242
Accrued expenses	3,404	(13,875)
Other liabilities	(1,898)	(1,742)
Net cash provided by operating activities	40,559	35,467
Investing activities:
Purchases of property and equipment	(14,608)	(20,963)
Proceeds from sale of property and equipment	253	388
Payment for acquisition, net of cash acquired	(125,954)	—
Net cash used in investing activities	(140,309)	(20,575)
Financing activities:
Proceeds from revolving credit facility	165,000	48,000
Payments on revolving credit facility	(18,000)	(20,000)
Proceeds received from exercise of stock options	—	233
Cash paid for withholding taxes on vested restricted stock	(857)	(789)
Repurchase and retirement of Class A Common Stock	(33,910)	(30,299)
Net cash provided by (used in) financing activities	112,233	(2,855)
Effect of exchange rate changes on cash	682	(269)
Changes in cash	13,165	11,768
Cash—Beginning of period	37,002	26,945
Cash—End of period	$50,167	$38,713

Supplemental cash flow information:
Cash paid for interest	$1,020	$1,551
Cash refund for income taxes, net	85	604
Non-cash financing activities:
Class A shares issued for acquisition	41,706	—
Contingent consideration issued for acquisition	32,599	—
Reclassification of properties to assets held for sale	—	3,059
ROU assets obtained in exchange for lease liabilities	—	1,787

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per unit and share and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization

Malibu Boats, Inc. ("MBI" and, together with its subsidiaries, the "Company" or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). The LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, ("Boats LLC"), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. On March 2, 2026, the Company acquired all of the equity interests of Saxdor Yachts Oy, a Finnish limited company ("Saxdor"). In addition to the Saxdor family of brands, the Company sells its boats under eight other brands -- Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, and Cobalt brands. In connection with the acquisition of Saxdor, the Company revised its segment reporting to report its results of operations under four reportable segments - Malibu, Saltwater Fishing, Cobalt, and Saxdor.
Saxdor Acquisition

On March 2, 2026, the Company acquired Saxdor for an aggregate purchase price of approximately $211.5 million pursuant to a Securities Purchase Agreement (the "Purchase Agreement"). The consideration was comprised of approximately $137.2 million in cash, 1,523,794 shares of common stock of the Company, and the Company's potential earnout payments (the "Earnout Consideration") with an initial fair value of $32.6 million. The cash consideration was financed through cash on hand and borrowings under the Company’s revolving credit facility. The potential Earnout Consideration has a maximum potential payout of $84.2 million and is to be paid out to the sellers in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the "Earnout Period"), subject to the achievement of certain specified post-closing operating and financial targets. The Earnout Consideration may be paid in the form of cash, common stock or a combination thereof, as calculated and determined in accordance with the Purchase Agreement. The form of Earnout Consideration to be paid is at the sole discretion of the Company. The preliminary purchase price was subject to certain post-closing working capital adjustments. As such, the inputs to the aggregate preliminary purchase price described above differ from our closing 8-K filed for the Saxdor acquisition.

Saxdor, headquartered in Finland, is a leading European designer and manufacturer of premium adventure dayboats and one of the world’s fastest-growing boat brands. The Company acquired Saxdor for the purpose of expanding the Company's global reach, in both manufacturing and sales, as well as strengthening Malibu's reputation as a leading manufacturer of premier boats. See further discussion in Note 4 — Acquisitions.

Segment Information
Effective March 31, 2026, the Company revised its segment reporting to account for its acquisition of Saxdor. The Company previously had three reportable segments, Malibu, Saltwater Fishing, and Cobalt. As a result of the Saxdor acquisition, the Company has four reportable segments, Malibu, Saltwater Fishing, Cobalt, and Saxdor. See Note 18 — Segment Reporting.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures and related cash flow disclosures, but it does not expect the pronouncement to impact the Company’s results of operations or financial condition.
In November 2024, the FASB issued ASU No. 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The updated standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.
In December 2025, the FASB issued ASU No. 2025-10 "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" which establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The updated standard is effective for annual periods beginning after December 15, 2028 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.
The Company is not aware of any other new accounting pronouncements that are expected to have a significant impact on the Company's condensed consolidated financial statements and related disclosures.
2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended March 31, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor	Consolidated
Revenue by product:
Boat and trailer sales	$77,059	$73,012	$57,762	$22,933	$230,766
Part and other sales	3,664	390	674	204	4,932
Net Sales	$80,723	$73,402	$58,436	$23,137	$235,698

Revenue by geography:
US	$67,263	$71,609	$53,744	$4,044	$196,660
International	13,460	1,793	4,692	19,093	39,038
Net Sales	$80,723	$73,402	$58,436	$23,137	$235,698

	Nine Months Ended March 31, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor	Consolidated
Revenue by product:
Boat and trailer sales	$218,271	$202,059	$160,553	$22,933	$603,816
Part and other sales	11,731	1,009	2,293	204	15,237
Net Sales	$230,002	$203,068	$162,846	$23,137	$619,053

Revenue by geography:
US	$195,942	$197,409	$150,876	$4,044	$548,271
International	34,060	5,659	11,970	$19,093	70,782
Net Sales	$230,002	$203,068	$162,846	$23,137	$619,053

	Three Months Ended March 31, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$98,878	$70,785	$53,914	$223,577
Part and other sales	3,360	1,083	642	5,085
Net Sales	$102,238	$71,868	$54,556	$228,662

Revenue by geography:
US	$84,092	$69,030	$48,122	$201,244
International	18,146	2,838	6,434	27,418
Net Sales	$102,238	$71,868	$54,556	$228,662

	Nine Months Ended March 31, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$221,034	$205,196	$159,092	$585,322
Part and other sales	11,322	1,576	2,302	15,200
Net Sales	$232,356	$206,772	$161,394	$600,522

Revenue by geography:
US	$196,172	$196,856	$148,398	$541,426
International	36,184	9,916	12,996	59,096
Net Sales	$232,356	$206,772	$161,394	$600,522
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

3. Non-controlling Interest
The non-controlling interest on the unaudited interim condensed consolidated statements of operations and comprehensive (loss) income represents the portion of (loss) income attributable to the economic interest in the Company's subsidiary, the LLC, held by the non-controlling LLC Unit holders. Non-controlling interest on the unaudited interim condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the non-controlling LLC Unit holders, based on the portion of the LLC Units owned by such Unit holders. The ownership of the LLC is summarized as follows:

	As of March 31, 2026		As of June 30, 2025
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	270,419	1.4%	276,419	1.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,635,609	98.6%	19,225,848	98.6%
	19,906,028	100.0%	19,502,267	100.0%
Issuance of Additional LLC Units

Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended March 31, 2026, the Company caused the LLC to issue a total of 209,916 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Company's long term incentive plans, the issuance of restricted Class A Common Stock granted under the incentive plans and the issuance of Class A Common Stock to non-employee directors upon conversion of their fully vested restricted stock units. During the nine months ended March 31, 2026, 4,931 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 58,278 LLC Units were canceled in connection with stock awards with performance conditions that were deemed to not be achieved and 16,744 LLC Units were cancelled in connection with the forfeiture of stock awards. In connection with the cancellation of LLC Units described above, an equivalent of 79,953 treasury shares were retired in accordance with the LLC Agreement. Also during the nine months ended March 31, 2026, 1,243,996 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 1,243,996 shares under the Company's 2025 stock repurchase program. During the quarter ended March 31, 2026, the Company issued 1,523,794 LLC units in connection with the issuance of a similar number of Class A Common Stock shares for the acquisition of Saxdor.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of March 31, 2026 and June 30, 2025, respectively, tax distributions payable to non-controlling LLC Unit holders were $204 and $0, respectively. During the nine months ended March 31, 2026 and 2025, there were no tax distributions paid to the non-controlling LLC Unit holders.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Acquisitions
Saxdor Acquisition
On March 2, 2026, the Company completed the acquisition of 100% of the equity interests of Saxdor, a privately held Finnish company that manufactures premium adventure dayboats. Net assets and results of operations of Saxdor are included in our results commencing on March 2, 2026, and are reported as a separate reportable segment. The aggregate purchase price of approximately $211.5 million consisted of cash consideration, 1,523,794 shares of common stock at $27.37 per share, and contingent considerations related to an earnout with an initial fair value of approximately $32.6 million estimated using a Monte Carlo simulation model. The earnout amount is subject to Saxdor meeting specified performance criteria during the remainder of calendar year 2026 and the subsequent two calendar years following the acquisition. The earnout was classified as a liability on our unaudited interim condensed consolidated balance sheet. The current portion of the earnout amount is included in accrued expenses and the remainder is included in other long-term liabilities. Any changes to the earnout amount will be expensed. The aggregate purchase price is preliminary and is subject to certain post-closing working capital adjustments.
Saxdor met the definition of a business pursuant to ASC 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company believes that the information available as of the closing date of the acquisition provides a reasonable basis for estimating fair values of the assets acquired and liabilities assumed. However, the valuation of certain assets and liabilities is preliminary and subject to change as additional information becomes available and as further analyses are performed. Accordingly, the preliminary purchase price allocation may be adjusted during the measurement period. The Company expects to complete its valuation analyses and finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date, as required by ASC 805. The measurement period is expected to conclude no later than March 2, 2027.
The following table summarizes the preliminary estimated fair values assigned to the assets acquired and liabilities assumed. These preliminary fair values are based on internal Company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

Recognized preliminary amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and cash equivalents	$11,277
Trade receivables	2,085
Inventories	58,861
Prepaid expenses and other current assets	7,107
Property, plant, and equipment	19,298
Intangible assets	148,824
Other assets	7,852
Total assets acquired	255,304
Accounts payable	26,681
Accrued expenses	45,277
Income taxes and tax distribution payable	50
Other liabilities	5,406
Total liabilities assumed	77,414
Net assets acquired	177,890

Goodwill	33,645
Total preliminary purchase price	$211,535

The preliminary fair value estimates for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Estimates of Fair value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$49,608	15
Backlog	12,402	0.92
Total definite-lived intangibles	62,010
Indefinite-lived intangible:
Trade name	86,814
Total identifiable intangible assets	$148,824
The fair values of the dealer relationships and backlog were determined using the multi-period excess earnings method, and the fair value of the trade name was determined using the relief-from-royalty method.

The definite-lived intangible assets were recorded at fair value as of the acquisition date and are amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 12.18 years. Goodwill of $33.6 million arising from the acquisition represents expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition, including Saxdor's assembled workforce. The indefinite-lived intangible assets and goodwill acquired are expected to be deductible for income tax purposes.

Revenue and net income of Saxdor included in the unaudited interim condensed consolidated statement of operations and comprehensive (loss) income from the acquisition date through March 31, 2026, were $23.1 million and net loss of $0.6 million, respectively. Acquisition-related costs of $10.6 million were incurred during the quarter ended March 31, 2026, and are included in general and administrative expenses in the unaudited interim condensed consolidated statement of operations and comprehensive (loss) income for the three and nine months ended March 31, 2026.

Pro Forma Results

The following table presents unaudited supplemental pro forma results for the three and nine months ended March 31, 2026, and March 31, 2025, as if the acquisition had occurred on July 1, 2024, by applying the Company’s accounting policies to the results of Saxdor prior to the acquisition, assuming transaction costs had been incurred during the nine months ended March 31, 2025, reflecting the additional amortization that would have been charged, recognizing incremental interest expense associated with the financing for the acquisition under the Company’s revolving credit facility, and including the results of Saxdor prior to acquisition.

The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combination had taken place at such time.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Sales	259,184	266,889	754,708	695,221
Net income (loss)	8,678	11,276	8,458	(9,830)

The Company incurred approximately $10.6 million of acquisition-related expenses. The Company recognized a nonrecurring pro forma adjustment to the three and nine months ended March 31, 2026 to remove the impact of the transaction costs from the historical balances, while recognizing the $10.6 million of transaction expenses within the nine months ended March 31, 2025 to reflect the costs as if the acquisition was completed during the nine months ended March 31, 2025.

Additionally, the Company recognized a nonrecurring pro forma adjustment to pro forma earnings to amortize the fair value step up of Saxdor inventory acquired during the nine months ended March 31, 2025.

5. Inventories
Inventories consisted of the following:

	As of March 31, 2026	As of June 30, 2025
Raw materials	$121,584	$97,089
Work in progress	40,535	24,890
Finished goods	42,579	20,184
Total inventories	$204,698	$142,163

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of March 31, 2026	As of June 30, 2025
Prepaid expenses	$7,089	$4,257
Insurance receivables	4,360	8,375
Other receivables	8,182	2,002
Total prepaid expenses and other current assets	$19,631	$14,634

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of March 31, 2026	As of June 30, 2025
Land	$6,106	$4,716
Building and leasehold improvements	182,544	171,685
Machinery and equipment	159,917	143,526
Furniture and fixtures	17,601	16,609
Construction in process	38,822	35,189
	404,990	371,725
Less: Accumulated depreciation	(160,095)	(135,848)
Property, plant and equipment, net	$244,895	$235,877
Included within the current asset section of our unaudited interim condensed consolidated balance sheet as of March 31, 2026 is an amount classified as assets held for sale totaling $3,059. The property is valued at its carrying value, which is less than the fair value minus costs to sell. The assets held for sale consist of the land and building from the former Malibu Electronics (included within the Malibu segment) manufacturing building located in Alexander City, Alabama. The Company no longer has a use for this building as the current Malibu Electronics manufacturing building is now located in Loudon, Tennessee. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present condition and expected to sell within 12 months.
Depreciation expense was $8,097 and $8,201 for the three months ended March 31, 2026 and 2025, respectively, and $24,355 and $23,399 for the nine months ended March 31, 2026 and March 31, 2025, respectively, substantially all of which was recorded in cost of sales.

8. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the nine months ended March 31, 2026 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Saxdor	Consolidated
Goodwill balance as of June 30, 2025 [1]	$11,990	$19,525	$19,791	$—	$51,306
Addition related to the acquisition of Saxdor [2]	—	—	—	33,645	33,645
Effect of foreign currency changes on goodwill	291	—	—	(423)	(132)
Balance as of March 31, 2026	$12,281	$19,525	$19,791	$33,222	$84,819
(1) Net of accumulated impairment losses of $49,189 in our Saltwater Fishing segment.
(2) Refer to Note 4 — Acquisitions, for further details regarding the Saxdor acquisition.
The components of other intangible assets were as follows:

	As of March 31, 2026	As of June 30, 2025	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$180,025	$131,696	15-20	13.7
Patent	2,600	2,600	15	6.3
Trade name	100	100	15	4.2
Non-compete agreement	—	46	10	0
Backlog	12,057	—	0.92	0.8
Total	194,782	134,442
Less: Accumulated amortization	(51,331)	(44,808)
Total definite-lived intangible assets, net	143,451	89,634
Indefinite-lived intangible:
Trade name	202,596	118,200
Less: Accumulated impairment	(39,200)	(39,200)
Total other intangible assets, net	$306,847	$168,634
Amortization expense recognized on all amortizable intangibles was $3,077 and $1,676 for the three months ended March 31, 2026 and 2025, respectively, and $6,503 and $5,104 for the nine months ended March 31, 2026 and 2025, respectively.

During the quarter, the Company completed the Saxdor acquisition which resulted in the recognition of $33,645 of Goodwill, $62,010 of amortizable intangible assets, and $86,814 of indefinite-lived intangible assets. Refer to Note 4 — Acquisitions, for further details regarding the Saxdor acquisition.
Estimated future amortization expenses as of March 31, 2026 are as follows:

Fiscal years ending June 30:	Amount
Remainder of 2026	$5,766
2027	17,700
2028	10,022
2029	10,022
2030	9,921
2031 and thereafter	90,020
$143,451

9. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2026	As of June 30, 2025
Warranties	$39,971	$40,970
Dealer incentives	17,308	7,057
Accrued compensation	21,123	15,438
Current operating lease liabilities	4,844	2,408
Accrued legal and professional fees [1]	28,368	33,729
Customer deposits	39,903	3,508
Government grant [2]	4,089	4,089
Current contingent consideration [3]	9,059	—
Other accrued expenses	2,857	2,571
Total accrued expenses	$167,522	$109,770

1 Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. For more information, refer to Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
2 Government grant includes approximately $4,089 related to an Economic Development Grant to be paid by the State of Tennessee in relation to the Company's 2023 purchase of a production facility in Roane County, Tennessee and the moving production of certain models of Cobalt boats from Kansas to Tennessee. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
3 Contingent considerations related to the Saxdor acquisition are to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years, respectively, if certain requirements are met. $9.1 million of the contingent consideration was recognized as a current liability given expected settlement within one year from the balance sheet date. The remaining $23.5 million is recognized in other long term liabilities on our unaudited interim condensed consolidated balance sheet for the quarter ended March 31, 2026. See further details on the Saxdor acquisition at Note 4 — Acquisitions.

10. Product Warranties
The Company's Malibu and Axis brand boats have a limited warranty for a period up to five years. The Company's Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount and (2) a five-year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gel coat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gel coat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of three years (excluding hull and deck structural components). Saxdor brand boats have a limited warranty for a period of up to two years or three-hundred running hours, whichever comes first, for structural components. For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company’s warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Beginning balance	$39,788	$35,551	$40,970	$37,967
Add: Warranty expense	5,872	4,705	20,395	15,674
Additions for acquisition	1,700	—	1,700	—
Less: Warranty claims paid	(7,389)	(5,441)	(23,094)	(18,826)
Ending balance	$39,971	$34,815	$39,971	$34,815

11. Financing
Outstanding debt consisted of the following:

	As of March 31, 2026	As of June 30, 2025
Revolving credit loan	$165,000	$18,000
Total debt	165,000	18,000
Less current maturities	—	—
Long-term debt less current maturities	$165,000	$18,000
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350,000. As of March 31, 2026, Boats LLC had $165,000 outstanding under its revolving credit facility and $1,847 in outstanding letters of credit, with $183,153 available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain term loans of, up to $200,000, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments. On March 2, 2026, the Company borrowed $140,000 from the revolving credit facility to partially fund the purchase price of the Saxdor acquisition.

The obligations of Boats LLC under the Credit Agreement are guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the "Base Rate") or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of March 31, 2026, the weighted average interest rate on the Company’s revolving credit facility was 4.92%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
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
Covenant Compliance
As of March 31, 2026, the Company was in compliance with the financial covenants contained in the Credit Agreement.

12. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. Leases with an initial term of 12 months or less are not recorded on the unaudited interim condensed consolidated balance sheets. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's United States and Australia lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised. However, certain European production facility leases acquired through our purchase of Saxdor are set to expire within the next 1-2 years and we have determined that extension options on those facilities are reasonably certain to be exercised for one extension period of 1-3 years, depending on the facility. Accordingly, the lease liabilities related to those production facilities include future lease payments related to options to extend the current lease agreements.

Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of March 31, 2026	As of June 30, 2025
Assets
Right-of-use assets	Other assets	$12,439	$6,551

Liabilities
Current operating lease liabilities	Accrued expenses	$4,844	$2,408
Long-term operating lease liabilities	Other liabilities	8,143	4,915
Total lease liabilities		$12,987	$7,323

Classification		Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Operating lease costs (1)	Cost of sales	$825	$679	$2,036	$1,814
	Selling and marketing, and general and administrative	232	195	594	586

Sublease income	Other expense (income), net	(10)	(10)	(29)	(29)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	681	669	2,028	1,996
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted-average remaining lease term as of March 31, 2026 and 2025 was 2.76 and 3.24 years, respectively. As of March 31, 2026 and 2025, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 7.32% and 4.57%, respectively.
Future annual minimum lease payments for the following fiscal years as of March 31, 2026 are as follows:

Amount
Remainder of 2026	$2,913
2027	5,427
2028	4,346
2029	1,401
2030	390
2031 and thereafter	—
Total	14,477
Less: imputed interest	(1,490)
Present value of lease liabilities	$12,987
13. Tax Receivable Agreement Liability
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
The following table reflects the changes to MBI's tax receivable agreement liability:

	As of March 31, 2026	As of June 30, 2025
Beginning balance	$40,433	$40,613
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	26	167
Adjustment for change in estimated tax rate or benefits	(856)	(347)
	39,603	40,433
Less: current portion under tax receivable agreement	(271)	(271)
Ending balance	$39,332	$40,162
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
As of March 31, 2026 and June 30, 2025, the Company recorded deferred tax assets totaling $119,724 and $120,382, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal return, which was filed on April 15, 2026.
14. Income Taxes
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
As of March 31, 2026 and June 30, 2025, the Company maintained a total valuation allowance of $17,494 and $17,485, respectively, against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future.
The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including those related to the change in U.S. tax law as well as other adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs. On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OB3"). OB3 contains a broad range of provisions affecting businesses, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including provisions related to bonus depreciation and research and development expensing, as well as modifications to foreign derived intangible income and the restoration of other favorable tax provisions. The legislation has multiple effective dates, with certain provisions, including elective 100% bonus depreciation for assets placed in service after January 19, 2025, with many others generally not effective until 2026 through 2027. The effects of the new legislation are recognized upon enactment. In accordance with OB3, the Company remeasured certain of its deferred tax assets for the nine months ended March 31, 2026.

For the three months ended March 31, 2026 and 2025, the Company's effective tax rate was 20.6% and 21.8%, respectively. For the nine months ended March 31, 2026 and 2025, the Company's effective tax rate was 22.3% and 22.3%, respectively. For the three and nine months ended March 31, 2026, due to pre-tax losses, the Company's effective tax rate was increased by carryback of research tax credits and the impact of U.S. state taxes. These were partially offset by shortfall expense generated by certain stock-based compensation, and the foreign rate differential of our Australian and European subsidiaries. For the nine months ended March 31, 2026, the Company's effective tax rate was also reduced by the impact of the change in tax law enacted, in accordance with OB3, through the remeasurement of our deferred tax assets. For the three months ended March 31, 2025, the Company's effective tax rate was reduced by research tax credits. This reduction was partially offset by the impact of U.S. state taxes. For the nine months ended March 31, 2025, the Company's effective tax rate was reduced by research tax credits. This reduction was partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes.

15. Stock-Based Compensation
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
On October 23, 2024, at the Company’s annual meeting of stockholders (the "2024 Annual Meeting") the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the "2024 Plan"), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of March 31, 2026, 608,898 shares remain available for future issuance under the 2024 Plan.
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
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the nine months ended March 31, 2026:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2025	400,359	$43.76
Granted	286,453	28.40
Vested	(120,560)	40.85
Forfeited	(93,537)	47.97
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of March 31, 2026	472,715	$34.36
Stock-based compensation expense attributable to the Company's share-based equity awards was $1,408 and $264 for the three months ended March 31, 2026 and 2025, respectively, and $4,216 and $4,297 for the nine months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense attributed to share-based equity awards issued under both the 2014 Incentive Plan and 2024 Plan are recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive (loss) income. Awards vesting during the three and nine months ended March 31, 2026 include 1,446 and 26,293 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.

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

Basic and diluted net (loss) income per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Basic:
Net (loss) income attributable to Malibu Boats, Inc.	$(2,415)	$12,890	$(5,579)	$10,205
Shares used in computing basic net (loss) income per share:
Weighted-average Class A Common Stock	18,749,236	19,265,683	18,873,392	19,491,093
Weighted-average participating restricted stock units convertible into Class A Common Stock	291,290	291,889	292,400	285,434
Basic weighted-average shares outstanding	19,040,526	19,557,572	19,165,792	19,776,527
Basic net (loss) income per share	$(0.13)	$0.66	$(0.29)	$0.52

Diluted:
Net (loss) income attributable to Malibu Boats, Inc.	$(2,415)	$12,890	$(5,579)	$10,205
Shares used in computing diluted net (loss) income per share:
Basic weighted-average shares outstanding	19,040,526	19,557,572	19,165,792	19,776,527
Restricted stock units granted to employees	—	19,010	—	25,407
Stock options granted to employees	—	—	—	470
Market performance awards granted to employees	—	4,825	—	6,270
Diluted weighted-average shares outstanding [1]	19,040,526	19,581,407	19,165,792	19,808,674
Diluted net (loss) income per share	$(0.13)	$0.66	$(0.29)	$0.52
1 The Company excluded (i) 593,914 and 517,936 potentially dilutive shares from the calculation of diluted net (loss) income per share for the three months ended March 31, 2026 and 2025, respectively, and (ii) 567,971 and 552,259 potentially dilutive shares from the calculation of diluted net (loss) income per share for the nine months ended March 31, 2026 and 2025, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net (loss) income per share of Class B Common Stock have not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor financing programs with repurchase obligations was $454,305 and $364,085 as of March 31, 2026 and June 30, 2025, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive (loss) income. During the nine months ended March 31, 2026, there were no repurchases of any such inventory. During the nine months ended March 31, 2025, the Company repurchased 22 units that were subject to repurchase agreements. Of the 22 units repurchased during the nine months ended March 31, 2025, 19 units totaling $2,500 were subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor financing plan for Tommy's Boats. These boats were resold during the three months ended September 30, 2024 above cost. As of March 31, 2026, the Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve as of March 31, 2026 consistent with June 30, 2025.

The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of March 31, 2026 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of March 31, 2026 that will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Legal Proceedings
Insurance Litigation

MBI and its indirect subsidiary Boats LLC were defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the "Batchelder I Matter"), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased ("Batchelder I Plaintiffs"). Boats LLC was also a defendant in a related product liability case, Stephan Paul Batchelder and Margaret Mary Batchelder, as Natural Guardians of

Josh Patrick Batchelder, a minor; Darin Batchelder, individually, and as Natural Guardian of Zach Batchelder, a minor; and Kayla Batchelder (the "Batchelder II Plaintiffs" and, together with the Batchelder I Plaintiffs, the "Batchelder Plaintiffs") v. Malibu Boats, LLC v. Dennis Michael Ficarra; Superior Court of Rabun County, Civil Action File No. 2022-CV-0034 (the "Batchelder II Matter" and, together with the Batchelder I Matter, the "Batchelder Matters"). On June 30, 2023, MBI and Boats LLC entered into a Confidential General Release and Settlement Agreement (the "Settlement Agreement") with the Batchelder Plaintiffs in settlement of the Batchelder Matters and all matters related to the Batchelder Matters. Pursuant to the Settlement Agreement, among other things, Malibu Boats, Inc., or Boats LLC, as the case may be, paid (or caused to be paid) to the Batchelder Plaintiffs and their agents a total of $100,000.

MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26,000. As of March 31, 2026, the Company had received approximately $21,000 in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100,000 settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100,000 settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
Tommy's Boats and Matthew Borisch

On April 10, 2024, fifteen dealerships operated under common control of Tommy’s Boats ("Tommy’s Boats") filed a complaint against MBI and its indirect subsidiary Boats LLC in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00166). The complaint alleges that MBI and Boats LLC breached obligations under dealership agreements with Tommy’s Boats, quantum meruit, unjust enrichment, promissory estoppel and intentional and negligent misrepresentations relating to the parties' commercial relationship. Tommy’s Boats sought monetary damages. Boats LLC took possession of 19 new model year 2024 boats according to a repurchase agreement with M&T Bank, the floor plan financing lender to Tommy’s Boats. These boats were subsequently resold during the three months ended September 30, 2024. On July 3, 2024, Mark E. Andrews, Chapter 11 Trustee (the "Trustee") for Tommy’s Boats voluntarily dismissed without prejudice the claims filed by Tommy's Boats. On August 16, 2024, Matthew Borisch, the principal owner of Tommy’s Boats, filed a complaint against Malibu Boats Inc, Malibu Boats LLC, and Jack Springer in the United States District Court for the Eastern District of Tennessee (Case 3:24-cv-00339), alleging similar allegations to those of the dismissed complaint against MBI and Boats LLC filed by Tommy’s Boats. Mr. Borisch amended his complaint on October 29, 2024.

On October 7, 2024, MBI and Boats LLC entered into a Settlement Agreement (the "Settlement Agreement") with the Trustee. Pursuant to the Settlement Agreement, upon the satisfaction of certain conditions, MBI and Boats LLC agreed to pay the Tommy’s Boats’ estate $3,500 in cash and MBI and Boats LLC and the Trustee agreed to mutual releases of all outstanding claims between them. The Settlement Agreement was approved by the Bankruptcy Court on November 19, 2024. On May 22, 2025, the Bankruptcy Court determined that most of Mr. Borisch’s claims are property of the Tommy’s Boats bankruptcy estates and required Mr. Borisch to withdraw or dismiss such claims against MBI and Boats, LLC while finding that Mr. Borisch could assert certain potential claims against Malibu Boats, Inc. and Malibu Boats, LLC in his individual capacity. In consideration of the Bankruptcy Court’s ruling, the Trustee agreed to cooperate with us in defense of Mr. Borisch’s claims. As a result of the Bankruptcy Court's determination and the Trustee's agreement to cooperate, on July 21, 2025, Malibu made the $3,500 settlement payment to the Tommy’s Boats estate to consummate the Settlement Agreement.

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
Securities Class Action Lawsuit

On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court

appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024 ("Class Period"). The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the Class Period about the Company's business, operations, and prospects were materially misleading. On July 29, 2025, MBI and the individual defendants entered into a Stipulation and Agreement of Settlement with the Lead Plaintiff. The settlement was approved by the Court on February 9, 2026 and, without admitting fault or liability, provided for a settlement payment amount of $7,800 for the benefit of a settlement class comprised of all purchasers of MBI Securities during the Class Period. The settlement payment was fully funded with proceeds from MBI's directors and officers insurance carriers.

On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company, as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, these derivative actions were consolidated and stayed pending certain developments in the securities class action. On April 8, 2025, a third stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). On May 16, 2025, a fourth stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants, except for Ritchie Anderson, in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00223). On November 17, 2025, the third and fourth derivative actions were consolidated, and on November 20, 2025, the consolidated case was stayed pending certain developments in the securities class action. The derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. On April 1, 2026, MBI and the stockholders reached an agreement in principle to settle all derivative actions. The settlement in principle contemplates certain corporate governance reforms by MBI and a payment of $850 in attorneys’ fees from MBI to the stockholders’ counsel, and is subject to the execution of a term sheet and Court approval. MBI anticipates that the settlement amount will be fully paid with proceeds from MBI's directors and officers insurance carriers.
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
Effective March 31, 2026, the Company revised its segment reporting to account for its acquisition of Saxdor. The Company previously had three reportable segments, Malibu, Cobalt and Saltwater Fishing. The Company now has four reportable segments, Malibu, Saltwater Fishing, Cobalt, and Saxdor. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group brand boats (Maverick, Cobia, Pathfinder and Hewes). The Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. The Saxdor segment participates in the manufacturing, distribution, marketing and sale of Saxdor boats throughout the world. Separate financial information for the four reportable segments is evaluated by the CODM to allocate resources and assess performance. Segment asset and capital expenditure information is not presented because it is not evaluated by the CODM at the segment level.

Intersegment transactions are not considered significant and consist primarily of engines and other materials that are eliminated within the Malibu segment. Certain costs are incurred at the corporate level and are partially allocated to the Company’s segments. These costs generally include shared service functions such as information technology, digital marketing, finance and accounting and supply chain. Each allocation is measured based on each segment's proportionate budgeted net sales for the current fiscal year. The remaining unallocated corporate costs, as well as costs related to stock-based compensation, interest expense, professional fees, acquisition and integration related expenses and other corporate costs, are reported within Corporate expenses and other as a reconciling item to our consolidated results.

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

There is no country outside of the United States from which the Company derived net sales equal to 10% of total net sales. Net sales are attributed to countries based on the location of the dealer. For information about how our reportable segments derive revenue, as well as revenue grouped by offerings and geographical region, refer to Note 2 – Revenue Recognition.
The following table presents financial information for the Company’s reportable segments for the three and nine months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor [4]	Total
Net sales	$80,723	$73,402	$58,436	$23,137	$235,698
Cost of sales (excluding depreciation)	57,165	61,320	47,824	19,757	186,066
Sales and marketing expense	2,548	3,396	1,639	762	8,345
General and administrative expense (excluding depreciation) [1]	4,867	4,776	3,385	1,248	14,276
Other segment items [2]	(10)		—	—	(10)
Segment Adjusted EBITDA	16,153	3,910	5,588	1,370	27,021
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]					18,916
Depreciation					8,097
Amortization					3,077
Loss before income taxes					$(3,069)

Three Months Ended March 31, 2025
	Malibu	Saltwater Fishing	Cobalt		Total
Net sales	$102,238	$71,868	$54,556		$228,662
Cost of sales (excluding depreciation)	70,408	57,629	47,171		175,208
Sales and marketing expense	2,098	3,088	1,646		6,832
General and administrative expense (excluding depreciation) [1]	3,696	4,500	2,993		11,189
Other segment items [2]	(10)	—	—		(10)
Segment Adjusted EBITDA	26,046	6,651	2,746		35,443
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]					8,717
Depreciation					8,201
Amortization					1,676
Income before income taxes					$16,849

Nine Months Ended March 31, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor [4]	Total
Net sales	$230,002	$203,068	$162,846	$23,137	$619,053
Cost of sales (excluding depreciation)	174,166	169,892	137,341	19,757	501,156
Sales and marketing expense	7,815	8,191	3,939	762	20,707
General and administrative expense (excluding depreciation) [1]	13,485	13,294	10,109	1,248	38,136
Other segment items [2]	(29)	—	—	—	(29)
Segment Adjusted EBITDA	34,565	11,691	11,457	1,370	59,083
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]					35,504
Depreciation					24,355
Amortization					6,503
Loss before income taxes					$(7,279)

Nine Months Ended March 31, 2025
	Malibu	Saltwater Fishing	Cobalt		Total
Net sales	$232,356	$206,772	$161,394		$600,522
Cost of sales (excluding depreciation)	165,222	167,452	134,580		467,254
Sales and marketing expense	6,942	7,046	3,693		17,681
General and administrative expense (excluding depreciation) [1]	11,558	13,438	9,825		34,821
Other segment items [2]	(29)	—	—		(29)
Segment Adjusted EBITDA	48,663	18,836	13,296		80,795
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]					38,840
Depreciation					23,399
Amortization					5,104
Income before income taxes					$13,452

1 The primary difference between this significant segment expense and "general and administrative expense" within the Company’s unaudited interim condensed consolidated statements of operations relates to stock-based compensation, professional fees, acquisition and integration related expenses and litigation settlements which all fall under the "corporate expenses and other" category discussed below.
2 Other segment items include other income.
3 Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to certain executive compensation including stock-based compensation, corporate professional fees, litigation settlements, acquisition and integration related expenses, interest expense, adjustments to tax receivable agreement, other corporate costs, and unallocated shared service function expenses. "Corporate expenses and other" is included in the table above to reconcile the total of Segment Adjusted EBITDA to the Company’s consolidated (loss) income before income taxes.
4 Saxdor was acquired on March 2, 2026. Given the recent nature of the acquisition the Company has not yet allocated corporate costs to this segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included herein.

Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms "Malibu," the "Company," "we," "us," "our" or similar references to refer to Malibu Boats, Inc., its subsidiary, Malibu Boats Holdings, LLC, or the LLC, and its subsidiary Malibu Boats, LLC, or Boats LLC and its consolidated subsidiaries.
Overview

We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive, outboard boats, and premium adventure dayboats. Our product portfolio of premium brands is used for a broad range of recreational boating activities including, among others, water sports, such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to proprietary technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the recreational boating industry.

In March 2026, we acquired Saxdor Yachts Oy ("Saxdor"). Saxdor is a leading European designer and manufacturer of premium adventure dayboats. Saxdor has a team of approximately 800 employees with three engineering and manufacturing facilities in Finland and Poland. See "Acquisition of Saxdor" below for more information.

We sell our boats under nine brands as shown in the table below, and we report our results of operations under four reportable segments, Malibu, Saltwater Fishing, Cobalt, and Saxdor. In connection with our acquisition of Saxdor we revised our segment reporting during the three months ended March 31, 2026 to report our results of operations under the following four reportable segments.

		% of Net Sales
Segment	Brands	Nine Months Ended March 31, 2026	Fiscal year ended June 30, 2025
Malibu	Malibu	37.2%	38.7%
	Axis

Saltwater Fishing	Pursuit	32.8%	34.6%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	26.3%	26.7%

Saxdor	Saxdor	3.7%	—%

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of March 31, 2026, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.
Our Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group family of boats (Maverick, Cobia, Pathfinder and Hewes). Our Pursuit boats expand our product offerings into the saltwater outboard fishing market and include center console, dual console and offshore models. Our Maverick Boat Group family of boats are highly complementary to Pursuit, expanding our saltwater outboard offerings with a strong focus in length segments under 30 feet. As of March 31, 2026, we are among the market leaders in the fiberglass outboard fishing boat category with the brands in our Saltwater Fishing segment. Retail prices for our Saltwater Fishing boats typically range from $45,000 to $1,600,000.
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of March 31, 2026, we are among the market leaders in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
Our Saxdor segment participates in the manufacturing, distribution, marketing and sale throughout the world of Saxdor boats. Our Saxdor boats expand our product offerings into the premium adventure dayboat market, including boats with lengths over 40 feet. Through our acquisition of Saxdor on March 2, 2026, we have expanded our international footprint to more than 50 countries. Retail prices for our Saxdor boats typically range from $140,000 to $700,000.
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2025, our worldwide distribution channel consisted of over 325 dealer locations globally. With our recent acquisition of Saxdor, we continue to expand our global dealer footprint. Saxdor distributes through a dedicated network of over 100 dealer locations in more than 50 countries across 5 continents. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year 2025 and the first nine months of fiscal year 2026, OneWater Marine, Inc.

Acquisition of Saxdor

On March 2, 2026 , we acquired all issued and outstanding shares of the capital stock and option rights of Saxdor pursuant to a Securities Purchase Agreement (the "Purchase Agreement") for a purchase price consisting of (i) €116.6 million or approximately $137.2 million in cash, as adjusted for customary adjustments set forth in the Purchase Agreement, and (ii) 1,523,794 shares of our Class A common stock. The cash consideration was financed through cash on hand and borrowings under our existing credit facility.

Additionally, we may pay up to a maximum of €71.3 million or $84.2 million in potential earnout payments ("the Earnout Consideration") to the sellers to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the “Earnout Period”), respectively, if certain requirements are met. The current fair value of potential Earnout Consideration is €27.6 million, or approximately $32.6 million. The Earnout Consideration may be paid in the form of cash, common stock or a combination thereof, as calculated and determined in accordance with the Purchase Agreement. The form of Earnout Consideration to be paid is at our sole discretion. The Purchase Agreement also includes certain operating covenants, restrictions, and acceleration provisions applicable during the Earnout Period.

Third Quarter Fiscal 2026 Results (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(Dollars In Thousands)
Net Sales	$235,698	$228,662	$619,053	$600,522
Gross Profit	$41,277	$45,724	$94,330	$111,351
Net (Loss) Income	$(2,438)	$13,173	$(5,659)	$10,447
Adjusted EBITDA[1]	$22,742	$28,323	$42,545	$55,107
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
Due to high dealer flooring costs and a continued soft retail environment, we expect our dealers to reduce their inventories for the remainder of fiscal 2026. Additionally, we expect the retail market to continue to decline for the remainder of fiscal 2026 due to continued macroeconomic uncertainty.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. We believe our strong brands, new product pipeline, strong dealer network and ability to increase production will allow us to maintain, and potentially expand, our leading market positions. Our newest acquisition, Saxdor, is in the early stages of integration into the business and expected synergies will be realized over the coming years. We believe enhancing manufacturing capabilities combined with diligent management of dealer networks will position Saxdor for continued growth.
Our financial results and operations have been, and will continue to be, impacted by events outside of our control, including trade policies and tariffs, inflationary pressures, interest rates, material shortages, weather events and global economic uncertainty. The current international trade and regulatory environment is subject to significant ongoing uncertainty. Last year, the U.S. presidential administration announced substantial new tariffs affecting a wide range of products and jurisdictions. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. We estimate that 18 to 20% of our cost of sales for our brands located in the U.S. are sourced from outside the United States and thus we have the potential to be materially impacted by tariffs in future periods. We are continuing to monitor the potential long-term impact of tariffs and are taking a proactive approach to mitigating material supply chain risks. We expect additional material costs to be incurred for the remainder of fiscal 2026 and into fiscal 2027 due to new tariff exposure of approximately 1.5% to 3% of cost of sales, assuming current tariff rates. We expect to largely offset these added costs by recent price increases.
In the near term, we expect to continue to experience reduced retail consumer demand for our product and on-going pressure from dealers to reduce dealer inventories. However, we will maintain our disciplined approach to dealer health and leverage our cash generation to continue investing in the business.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to successfully integrate acquisitions, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network, our ability to offer dealer financing and incentives and our vertical integration efforts. We discuss each of these factors in more detail under the heading "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations" in our Form 10-K for the year ended June 30, 2025. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Discounts, rebates and free flooring—consists of discounts, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu, Cobalt and Saltwater Fishing segments, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified discount off invoice for eligible wholesale volume purchased during the period. For our Saxdor segment, discounts are provided to all dealers based off a profitability-based model. If a dealer, for any of our brands, meets its quarter, semi-annual or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats may also be entitled to have us pay the interest to floor the boat for a period of time, which incentive we refer to as "free flooring". From time to time, we may extend the flooring program to eligible models beyond the offseason period.
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

Income Taxes
MBI is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of the LLC. The LLC is a pass-through entity for federal purposes but incurs income tax in certain state jurisdictions. Maverick Boat Group is separately subject to U.S. federal and state income tax with respect to its net taxable income. Saxdor files income tax returns in Finland and Poland.
Net (loss) income Attributable to Non-controlling Interest
As of each of March 31, 2026 and 2025, we had a 98.6% and a 98.4%, respectively, controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net (loss) income attributable to non-controlling interest represents the portion of net (loss) income attributable to the non-controlling LLC members.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	$	% Revenue	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	235,698	100.0%	228,662	100.0%	619,053	100.0%	600,522	100.0%
Cost of sales	194,421	82.5%	182,938	80.0%	524,723	84.8%	489,171	81.5%
Gross profit	41,277	17.5%	45,724	20.0%	94,330	15.2%	111,351	18.5%
Operating expenses:
Selling and marketing	8,345	3.5%	6,832	3.0%	20,707	3.3%	17,681	2.9%
General and administrative	31,761	13.5%	19,849	8.7%	73,364	11.9%	73,634	12.3%
Amortization	3,077	1.3%	1,676	0.7%	6,503	1.1%	5,104	0.8%
Operating (loss) income	(1,906)	(0.8)%	17,367	7.6%	(6,244)	(1.0)%	14,932	2.5%
Other expense, net:
Other expense (income), net	267	0.1%	(7)	—%	(608)	(0.1)%	(26)	—%
Interest expense	896	0.4%	525	0.2%	1,643	0.3%	1,506	0.3%
Other expense, net	1,163	0.5%	518	0.2%	1,035	0.2%	1,480	0.2%
(loss) income before (benefit) provision for income taxes	(3,069)	(1.3)%	16,849	7.4%	(7,279)	(1.2)%	13,452	2.2%
(Benefit) provision for income taxes	(631)	(0.3)%	3,676	1.6%	(1,620)	(0.3)%	3,005	0.5%
Net (loss) income	(2,438)	(1.0)%	13,173	5.8%	(5,659)	(0.9)%	10,447	1.7%
Net (loss) income attributable to non-controlling interest	(23)	—%	283	0.1%	(80)	—%	242	—%
Net (loss) income attributable to Malibu Boats, Inc.	(2,415)	(1.0)%	12,890	5.6%	(5,579)	(0.9)%	10,205	1.7%

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	543	43.3%	744	52.0%	1,594	45.7%	1,653	45.0%
Saltwater Fishing	313	25.0%	326	22.8%	883	25.3%	943	25.6%
Cobalt	331	26.4%	361	25.2%	945	27.1%	1,081	29.4%
Saxdor	66	5.3%			66	1.9%
Total units	1,253	100.0%	1,431	100.0%	3,488	100%	3,677	100.0%

Net sales per unit	$188,107		$159,792		$177,481		$163,318

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Net Sales
Net sales for the three months ended March 31, 2026 increased $7.0 million, or 3.1%, to $235.7 million as compared to the three months ended March 31, 2025. The increase in net sales was driven primarily by $23.1 million of revenue from the new Saxdor segment due to the recent acquisition, a favorable model mix across all three existing segments, a favorable segment mix and year-over-year price increases, partially offset by decreased unit volumes across all three existing segments resulting primarily from lower wholesale shipments. Unit volume for the three months ended March 31, 2026, decreased 178 units, or 12.4%, to 1,253 units as compared to the three months ended March 31, 2025. Our unit volume decreased primarily due to lower wholesale shipments across all three existing segments driven by lower retail activity, partially offset by an additional 66 units contributed by Saxdor.
Net sales attributable to our Malibu segment decreased $21.5 million, or 21.0%, to $80.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Unit volumes attributable to our Malibu segment decreased 201 units for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units and partially offset by a favorable model mix and year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment increased $1.5 million, or 2.1%, to $73.4 million, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Unit volumes attributable to our Saltwater Fishing segment decreased 13 units for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period. The increase in net sales was driven by a favorable model mix and year-over-year price increases partially offset by a decrease in units.
Net sales attributable to our Cobalt segment increased $3.9 million, or 7.1%, to $58.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Unit volumes attributable to Cobalt decreased 30 units for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The increase in net sales was driven primarily by a favorable model mix and year-over-year price increases, partially offset by a decrease in units.
Since our acquisition on March 2, 2026, net sales and unit volume attributable to our Saxdor segment were $23.1 million and 66 units, respectively for the three months ended March 31, 2026.
Overall consolidated net sales per unit increased 17.7% to $188,107 per unit for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in overall consolidated net sales per unit was driven primarily by a favorable model mix across all segments, a favorable segment mix including an incremental increase related to our new Saxdor segment, and year-over-year price increases. Net sales per unit for our Malibu segment increased 8.2% to $148,661 per unit for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by a favorable model mix and year-over-year price increases. Net sales per unit for our Saltwater Fishing segment increased 6.4% to $234,511 per unit for the three months ended March 31, 2026 driven by a favorable model mix and year-over-year price increases, partially offset by increased dealer incentive costs per unit. Net sales per unit for our Cobalt segment increased 16.8% to $176,544 per unit for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by a favorable model mix and year-over-year price increases. Since our acquisition on March 2, 2026, net sales per unit for our Saxdor segment was $350,561.
Cost of Sales
Cost of sales for the three months ended March 31, 2026 increased $11.5 million, or 6.3%, to $194.4 million as compared to the three months ended March 31, 2025. The increase in cost of sales was primarily driven by an increase in the cost of sales from the new Saxdor segment due to the recent acquisition and higher per unit material and labor costs of $4.6 million, $5.4 million and $4.2 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively, partially offset by a decrease in unit volumes across the Malibu, Saltwater Fishing, and Cobalt segments. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleveraging due to lower unit volumes across all segments, a model mix that corresponds to higher costs per unit across all three existing segments and inflationary pressures.
Gross Profit
Gross profit for the three months ended March 31, 2026 decreased $4.4 million, or 9.7%, to $41.3 million compared to the three months ended March 31, 2025. The decrease in gross profit was driven by the increased cost of sales for the reasons noted

above. Gross margin for the three months ended March 31, 2026 decreased 250 basis points from 20.0% to 17.5% driven primarily by fixed cost deleveraging due to lower unit volumes across all three existing segments and higher per unit labor and material costs.
Operating Expenses
Selling and marketing expenses for the three months ended March 31, 2026 increased $1.5 million, or 22.1% to $8.3 million compared to the three months ended March 31, 2025. The increase was driven primarily by higher personnel-related expenses, marketing events and an incremental increase in selling and marketing expenses due to the new Saxdor segment. As a percentage of sales, selling and marketing expenses increased 50 basis points to 3.5% for the three months ended March 31, 2026 compared to 3.0% for the three months ended March 31, 2025. General and administrative expenses for the three months ended March 31, 2026 increased $11.9 million, or 60.0%, to $31.8 million as compared to the three months ended March 31, 2025 driven primarily by acquisition related expenses related to the Saxdor acquisition, an incremental increase due to the new Saxdor segment and an increase in incentive pay and stock-based compensation expense. As a percentage of sales, general and administrative expenses increased 480 basis points to 13.5% for the three months ended March 31, 2026 compared to 8.7% for the three months ended March 31, 2025. Amortization expense increased $1.4 million to $3.1 million for the three months ended March 31, 2026 due to the additional intangibles acquired from the Saxdor acquisition.
Other Expense, Net
Other expense, net for the three months ended March 31, 2026 increased by $0.6 million, or 124.5% to $1.2 million, compared to the three months ended March 31, 2025. The increase in other expense resulted primarily from increased interest expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Interest expense increased because of additional borrowings under our revolving credit facility to partially finance the purchase price for the Saxdor acquisition.
(Benefit) Provision for Income Taxes

Our (benefit) provision for income taxes for the three months ended March 31, 2026, decreased $4.3 million, or 117.2%, to $(0.6) million compared to the three months ended March 31, 2025. The decrease primarily resulted from decreased pre-tax earnings and corresponding state taxes, and impacts from the acquisition of Saxdor. The decrease was offset partially by a reduction in research credits generated for the quarter. For the three months ended March 31, 2026 and 2025, our effective tax rate was 20.6% and 21.8%, respectively. For the three months ended March 31, 2026, due to pre-tax losses, our effective tax rate was increased by research tax credits. The increase in our effective tax rate was partially offset by the foreign rate differential of our Australian and European subsidiaries. For the three months ended March 31, 2025, our effective tax rate was reduced by research tax credits. This reduction was partially offset by the impact of U.S. state taxes.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive loss is computed by multiplying pre-tax loss for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the three months ended March 31, 2026 and 2025, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.4% and 1.6%, respectively.
Comparison of the Nine Months Ended March 31, 2026 to the Nine Months Ended March 31, 2025
Net Sales
Net sales for the nine months ended March 31, 2026 increased $18.5 million, or 3.1%, to $619.1 million as compared to the nine months ended March 31, 2025. The increased net sales were driven primarily by $23.1 million of revenue from the new Saxdor segment due to the recent acquisition, a favorable model mix in the Cobalt and Saltwater Fishing Segments, and year-over-year price increases partially offset by decreased unit volumes across all three existing segments resulting primarily from lower wholesale shipments. Unit volume for the nine months ended March 31, 2026, decreased 189 units, or 5.1%, to 3,488 units as compared to the nine months ended March 31, 2025. Our unit volume decreased primarily due to lower wholesale shipments across all three existing segments driven by lower retail activity, partially offset by an additional 66 units contributed by Saxdor.
Net sales attributable to our Malibu segment decreased $2.4 million, or 1.0%, to $230.0 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Unit volumes attributable to our Malibu segment decreased 59 units for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units, partially offset by year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment decreased $3.7 million, or 1.8%, to $203.1 million, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Unit volumes attributable to our Saltwater Fishing segment decreased 60 units for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units, partially offset by a favorable model mix and year-over-year price increases.
Net sales attributable to our Cobalt segment increased $1.5 million, or 0.9%, to $162.8 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Unit volumes attributable to Cobalt decreased 136 units for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period and our dealers' desire to hold less inventory. The increase in net sales was driven primarily by a favorable model mix and year-over-year price increases, partially offset by a decrease in units.
Since our acquisition on March 2, 2026, net sales and unit volume attributable to our Saxdor segment were $23.1 million and 66 units, respectively for the nine months ended March 31, 2026.
Overall consolidated net sales per unit increased 8.7% to $177,481 per unit for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase in overall consolidated net sales per unit was driven primarily by a favorable model mix in our Cobalt and Saltwater Fishing segments, an incremental increase related to our new Saxdor segment and year-over-year price increases. Net sales per unit for our Malibu segment increased 2.7% to $144,292 per unit for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, driven by year-over-year price increases. Net sales per unit for our Saltwater Fishing segment increased 4.9% to $229,975 per unit for the nine months ended March 31, 2026 driven by a favorable model mix and year-over-year price increases, partially offset by increased dealer incentive costs per unit. Net sales per unit for our Cobalt segment increased 15.4% to $172,324 per unit for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, driven by a favorable model mix and year-over-year price increases. Since our acquisition on March 2, 2026, net sales per unit for our Saxdor segment was $350,561.
Cost of Sales
Cost of sales for the nine months ended March 31, 2026 increased $35.6 million, or 7.3%, to $524.7 million as compared to the nine months ended March 31, 2025. The increase in cost of sales was primarily driven by cost of sales from the new Saxdor segment due to the recent acquisition and higher per unit material and labor costs of $10.8 million, $10.6 million and $17.7 million for the Malibu, Saltwater Fishing, and Cobalt segments, respectively, partially offset by decreased unit volumes. The increase in per unit material and labor costs was primarily driven by increased prices due to fixed cost deleveraging due to lower unit volumes across all three existing segments, a model mix that corresponds to higher costs per unit in our Cobalt and Saltwater Fishing segments and inflationary pressures.
Gross Profit
Gross profit for the nine months ended March 31, 2026 decreased $17.0 million, or 15.3%, to $94.3 million compared to the nine months ended March 31, 2025. The decrease in gross profit was driven primarily by increased cost of sales for the reasons noted above. Gross margin for the nine months ended March 31, 2026 decreased 330 basis points from 18.5% to 15.2% driven primarily by fixed cost deleveraging due to lower unit volumes across all three existing segments and higher per unit labor and material costs.
Operating Expenses
Selling and marketing expenses for the nine months ended March 31, 2026 increased $3.0 million, or 17.1% to $20.7 million compared to the nine months ended March 31, 2025. The increase was driven primarily by higher personnel-related expenses and marketing events and an incremental increase due to the new Saxdor segment. As a percentage of sales, selling and marketing expenses increased 40 basis points to 3.3% for the nine months ended March 31, 2026 compared to 2.9% for the nine months ended March 31, 2025. General and administrative expenses for the nine months ended March 31, 2026 decreased $0.27 million, or 0.4%, to $73.4 million as compared to the nine months ended March 31, 2025 driven primarily by a $3.5 million legal settlement for the nine months ended March 31, 2025, along with decreased legal fees, partially offset by acquisition related expenses incurred due to the Saxdor acquisition and an incremental increase due to the new Saxdor segment. As a percentage of sales, general and administrative expenses decreased 40 basis points to 11.9% for the nine months ended March 31, 2026 compared to 12.3% for the nine months ended March 31, 2025. Amortization expense increased $1.4 million to $6.5 million for the nine months ended March 31, 2026 due to the additional intangibles acquired from the Saxdor acquisition.

Other Expense, Net

Other expense, net for the nine months ended March 31, 2026 decreased by $0.4 million, or 30.1% to $1.0 million. The decrease in other expense was due to other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of OB3 tax reform changes, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. The decrease in other expense was partially offset by an increase in interest expense. Interest expense increased because of additional borrowings under our revolving credit facility to partially finance the purchase price for the Saxdor acquisition.
(Benefit) Provision for Income Taxes

Our (benefit) provision for income taxes for the nine months ended March 31, 2026, decreased $4.6 million, or 153.9%, to $(1.6) million compared to the nine months ended March 31, 2025. The decrease primarily resulted from decreased pre-tax earnings and corresponding state taxes, and impacts from the acquisition of Saxdor. For the nine months ended March 31, 2026, due to pre-tax losses, our effective tax rate was increased by carryback of research tax credits and the impact of U.S. state taxes. The increase was partially offset by shortfall expense generated by certain stock-based compensation, and the foreign rate differential of our Australian and Saxdor subsidiaries. For the nine months ended March 31, 2026, our effective tax rate was also reduced by the impact of the change in tax law enacted, in accordance with OB3, through the remeasurement of our deferred tax assets. For the nine months ended March 31, 2025, our effective tax rate was reduced by research tax credits. This reduction was partially offset by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes.

Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive loss is computed by multiplying pre-tax loss for the applicable period, by the percentage ownership in the LLC not directly attributable to us. For the nine months ended March 31, 2026 and 2025, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.4% and 1.6%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define Adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation, amortization, and non-cash, non-operating expenses or other expenses that we do not believe are indicative of our ongoing expenses, including certain professional fees, litigation settlements, acquisition and integration related expenses, non-cash compensation expense, and adjustments to our tax receivable agreement liability. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. Adjusted EBITDA and Adjusted EBITDA margin are not measures of net (loss) income as determined by GAAP. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses Adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
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

The following table sets forth a reconciliation of net (loss) income as determined in accordance with GAAP to Adjusted EBITDA and presentation of net (loss) income margin and Adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net (loss) income	$(2,438)	$13,173	$(5,659)	$10,447
(Benefit) provision for income taxes	(631)	3,676	(1,620)	3,005
Interest expense	896	525	1,643	1,506
Depreciation	8,097	8,201	24,355	23,399
Amortization	3,077	1,676	6,503	5,104
Professional fees [1]	968	808	2,598	3,849
Litigation settlement [2]	—	—	—	3,500
Acquisition related step-up inventory amortization [3]	737	—	737	—
Acquisition and integration related expenses [4]	10,628	—	10,628	—
Stock-based compensation expense [5]	1,408	264	4,216	4,297
Adjustments to tax receivable agreement liability [6]	—	—	(856)	—
Adjusted EBITDA	$22,742	$28,323	$42,545	$55,107
Net Sales	$235,698	$228,662	$619,053	$600,522
Net (Loss) Income Margin [7]	(1.0)%	5.8%	(0.9)%	1.7%
Adjusted EBITDA Margin [7]	9.6%	12.4%	6.9%	9.2%

(1)
For the three and nine months ended March 31, 2026, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three and nine months ended March 31, 2025, represents legal and advisory fees related to litigation with our insurance carriers related to the Batchelder matters and legal and advisory fees related to litigation with Tommy's Boats and Matthew Borisch.

(2)	For the nine months ended March 31, 2025, represents amount we paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(3)
Acquisition related step-up inventory amortization represents the amortization of the fair value step-up in Saxdor's inventories as a result of the acquisition which is recorded within Cost of goods sold in the Company's unaudited condensed consolidated Statements of Operations. See Note 4 — Acquisitions for additional information.

(4)	For the three and nine months ended March 31, 2026, represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Saxdor on March 2, 2026.
(5)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(6)
For the nine months ended March 31, 2026, we recognized other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of tax reform changes in H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OB3") tax reform changes, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners.

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

We define adjusted net income per share as net (loss) income attributable to Malibu Boats, Inc. per share, excluding income tax (benefit) expense, before non-cash, non-operating expenses, or other expenses that we do not believe are indicative of our ongoing expenses, including litigation settlements, acquisition related amortization, acquisition and integration related expenses, certain professional fees and non-cash compensation expense, and reflecting an adjustment for income tax expense on adjusted income before income taxes at our estimated effective income tax rate.

We exclude the items listed above from net (loss) income per share in arriving at adjusted net income per share because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, the methods by which assets were acquired and other factors. Adjusted net income per share has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net (loss) income per share as determined in accordance with GAAP or as an indicator of our liquidity. Certain items excluded are significant components in understanding and assessing a company’s financial performance. Our presentation of adjusted net income per share should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computation of this measure may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net (loss) income per share attributable to Malibu Boats, Inc. as determined in accordance with GAAP to adjusted net income per share for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net (loss) income attributable to Malibu Boats, Inc.	$(2,415)	$12,890	$(5,579)	$10,205
Professional fees [1]	968	808	2,598	3,849
Litigation settlement [2]	—	—	—	3,500
Stock-based compensation expense [3]	1,408	264	4,216	4,297
Acquisition related amortization [4]	3,038	1,641	6,391	4,995
Acquisition related step-up inventory amortization [5]	737	—	737	—
Acquisition and integration related expenses [6]	10,628	—	10,628	—
(Benefit) provision for income taxes	(631)	3,676	(1,620)	3,005
Adjusted income before income taxes	13,733	19,279	17,371	29,851
Income tax expense on adjusted income before income taxes [7]	3,035	4,723	3,839	7,313
Adjusted net income	$10,698	$14,556	$13,532	$22,538

Basic weighted-average shares outstanding	19,040,526	19,557,572	19,165,792	19,776,527

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net (loss) income per share attributable to Malibu Boats, Inc.	$(0.13)	$0.66	$(0.29)	$0.52
Professional fees [1]	0.05	0.04	0.14	0.19
Litigation settlement [2]	—	—	—	0.18
Stock-based compensation expense [3]	0.07	0.01	0.22	0.22
Acquisition related amortization [4]	0.16	0.08	0.33	0.25
Acquisition related step-up inventory amortization [5]	0.04	—	0.04	—
Acquisition and integration related expenses [6]	0.56	—	0.55	—
(Benefit) provision for income taxes	(0.03)	0.19	(0.08)	0.15
Adjusted income before income taxes	0.72	0.99	0.91	1.51
Income tax expense on adjusted income before income taxes [7]	0.16	0.24	0.20	0.37
Adjusted net income per share	$0.56	$0.74	$0.71	$1.14

(1)	For the three and nine months ended March 31, 2026, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three and nine months ended March 31, 2025, represents legal and advisory fees related to litigation with our insurance carriers related to the Batchelder matters and legal and advisory fees related to litigation with Tommy's Boats and Matthew Borisch.
(2)	For the nine months ended March 31, 2025, represents amount we paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(3)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(4)	Represents amortization of intangibles acquired in connection with the acquisition of Maverick Boat Group, Pursuit, Cobalt, and Saxdor.
(5)
Acquisition related step-up inventory amortization represents the amortization of the fair value step-up in Saxdor's inventories as a result of the acquisition which is recorded within Cost of goods sold in the Company's unaudited condensed consolidated Statements of Operations. See Note 4 — Acquisitions for additional information.

(6)	For the three and nine months ended March 31, 2026, represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Saxdor on March 2, 2026.
(7)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 22.1% of income before taxes for fiscal year 2026, and 24.5% of income before taxes for fiscal year 2025. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, and foreign income taxes attributable to our international subsidiaries.

Liquidity and Capital Resources
Overview and Primary Sources of Cash
Our primary uses of cash have been for funding working capital and capital investments, repayments under our debt arrangements, acquisitions, cash payments under our tax receivable agreement and stock repurchases under our stock repurchase program. For both the short term and the long term, our sources of cash to meet these needs have primarily been operating cash flows, borrowings under our revolving credit facility and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond.
Material Cash Requirements
Our typical uses of cash are for capital expenditures, debt service obligations, payments under our tax receivables agreement, our lease obligations, acquisitions and return of capital to our stockholders, which has typically been accomplished through our stock repurchase programs. On March 2, 2026, we borrowed $140 million under our revolving credit facility to partially fund the payment of the purchase price for the Saxdor acquisition.
Capital Expenditures.
During fiscal year 2025, we incurred approximately $27.9 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives. For the nine months ended March 31, 2026, we have incurred approximately $14.6 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives.
Principal and Interest Payments.
Our Third Amended and Restated Credit Agreement (the "Credit Agreement") provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of March 31, 2026, we had $165.0 million outstanding under our revolving credit facility and $1.8 million in outstanding letters of credit, with $183.2 million available for borrowing. The revolving credit facility matures on July 8, 2027. Assuming no additional repayments or borrowings on our revolving credit facility after March 31, 2026, our expected cash interest payments, including accrued interest outstanding at March 31, 2026, would be approximately $9.1 million within the next 12 months based on the weighted average interest rate at March 31, 2026 of 4.92%. See below under “Revolving Credit Facility” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.
Tax Receivable Agreement.
We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $0.3 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next annual payment is anticipated approximately 75 days after filing the federal return, which was filed on April 15, 2026.
Operating Lease Obligations.
Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $5.7 million and our total committed lease payments are $14.5 million as of March 31, 2026. Additional information regarding our operating leases is available in Note 12 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations.
In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2026. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of March 31, 2026, we had purchase orders in the amount of $88.1 million due within the next 12 months.

Return of Capital/Stock Repurchase Program.
In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (as amended, the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company's existing 2025 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. We may purchase shares under the 2025 Repurchase Program from time to time in privately negotiated transactions or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended at the discretion of management, subject to strategic considerations, market conditions, and other factors. During the nine months ended March 31, 2026, we repurchased 1,243,996 shares of Class A Common Stock for $33.9 million in cash including related fees and expenses under the 2025 Repurchase Program. As of March 31, 2026, $36.1 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2025 Repurchase Program.

Potential Earnout Payments for Saxdor Acquisition

Under the Purchase Agreement for the Saxdor acquisition, the Sellers can receive a maximum of €71.3 million or $84.2 million in potential Earnout Consideration to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the “Earnout Period”), respectively, if certain requirements are met. The current fair value of the potential Earnout Consideration is €27.6 million, or approximately $32.6 million. The Earnout Consideration may be paid in the form of cash, Common Stock or a combination thereof, as calculated and determined in accordance with the Purchase Agreement. The form of Earnout Consideration to be paid is at our sole discretion.
Our future capital requirements beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to generate cash flow from operations, which are more uncertain as a result of inflation, changing interest rates and volatile fuel prices. Our liquidity needs during this uncertain time will depend on multiple factors, including our ability to continue operations and production of boats, our ability to successfully integrate recent acquisitions as well as potential additional strategic acquisitions, performance of our dealers and suppliers, the impact of the general economy on our dealers, suppliers and retail customers, the availability of sufficient amounts of financing, and our operating performance.
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Nine Months Ended March 31,
	2026	2025
Total cash provided by (used in):
Operating activities	$40,559	$35,467
Investing activities	(140,309)	(20,575)
Financing activities	112,233	(2,855)
Impact of currency exchange rates on cash balances	682	(269)
Increase in cash	$13,165	$11,768
Operating Activities
Net cash provided by operating activities was $40.6 million for the nine months ended March 31, 2026, compared to $35.5 million for the nine months ended March 31, 2025, an increase of $5.1 million. The increase in cash from operating activities resulted from a net increase in operating assets and liabilities of $21.9 million, partially offset by a decrease of $16.8 million in net income (after consideration of non-cash items included in net (loss) income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $140.3 million for the nine months ended March 31, 2026, compared to net cash used in investing activities of $20.6 million for the nine months ended March 31, 2025, an increase in net cash used of $119.7 million. The increase in net cash used in investing activities for the nine months ended March 31, 2026 was primarily driven by cash paid for the acquisition of Saxdor compared to the nine months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was $112.2 million for the nine months ended March 31, 2026 compared to net cash used in financing activities of $2.9 million for the nine months ended March 31, 2025, an increase of $115.1 million. During the nine months ended March 31, 2026, we borrowed $147.0 million, net of repayments, under our revolving credit facility to partially fund the acquisition of Saxdor and repurchased $33.9 million of our Class A Common Stock under our current stock repurchase program. During the nine months ended March 31, 2025, we borrowed $28.0 million, net of repayments, under our revolving credit facility and repurchased $30.3 million of our Class A Common Stock under our prior stock repurchase program.
Revolving Credit Facility
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides Boats LLC with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of March 31, 2026, Boats LLC had $165.0 million outstanding under its revolving credit facility and $1.8 million in outstanding letters of credit, with $183.2 million available for borrowing. The revolving credit facility matures on July 8, 2027. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain term loans of, up to $200.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the nine months ended March 31, 2026, we did not repurchase any boats under our repurchase agreements. For fiscal year 2025, we repurchased 22 units under our repurchase agreements, including 19 boats that were related to the bankruptcy with Tommy's Boats totaling $2.5 million. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 17 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.

Critical Accounting Policies
On March 2, 2026, we acquired all of the outstanding stock of Saxdor and allocated the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our valuation procedures include consultation with an independent adviser. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to projected future cash flows, dealer attrition and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates and changes could be significant. We expect to finalize these amounts during the first half of fiscal year 2027.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 4 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

As of March 31, 2026, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Due to our acquisition of Saxdor on March 2, 2026, we have adjusted the previously identified risk below:
Foreign Exchange Rate Risk

We have operations within the United States, Australia and Europe, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Fluctuations in the foreign exchange rate of the U.S. dollar against the euro, Polish zloty, and Australian dollar, may result in a gain or loss in foreign currency translation in any specific period. We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our international operations, we monitor, on a regular basis, the financial condition and position of these subsidiaries. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.

Additionally, the assets and liabilities of our international subsidiaries are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the stockholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses of our foreign subsidiaries are translated at the average foreign exchange rate in effect for each month of the year.
Refer to our Annual Report on Form 10-K for the year ended June 30, 2025, for a complete discussion on the Company’s market risk. Outside of the above, there have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2025.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting

On March 2, 2026, we acquired Saxdor. Prior to the acquisition, Saxdor was a privately held company and was not subject to the rules and regulations of the SEC. We are currently in the process of integrating Saxdor into our operations and internal control environment.
Other than our integration of Saxdor, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The discussion of legal matters under this section entitled "Legal Proceedings" is incorporated by reference from Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
The pending lawsuits described in Note 17 of our unaudited interim consolidated financial statements and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcomes of the pending lawsuits and any other related lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.
Item 1A. Risk Factors

Other than the risk factors below related to our acquisition of Saxdor, during the quarter ended March 31, 2026, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2025.

With our recent acquisition of Saxdor and our continued operations in Australia, our operations and sales in international markets will require significant management attention, expose us to difficulties presented by international economic, political, legal, and business factors, and may not be successful or produce desired levels of sales and profitability.

In March 2026, we acquired Saxdor. Saxdor sells premium adventure dayboats worldwide and has three engineering and manufacturing facilities in Finland and Poland. The acquisition of Saxdor significantly increases our international operations and will require substantial management attention as we integrate Saxdor into our current operations. In addition to our Saxdor acquisition, we continue to sell our products throughout the world and we manufacture some boats in Australia for our Malibu segment.

The countries in which we operate, including the U.S., Finland, Poland and Australia, could face economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and the imposition of unexpected taxes or other charges by government authorities. This can result in economic and political instability, which could negatively affect our operations in those countries and our ability to sell our boats in those markets.

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

In addition, legal systems in markets in which we operate may have different liability standards, which could make it more difficult for us to enforce our legal rights in such countries. Doing business in countries around the world has and may continue to expose us to heightened risks and negatively impact our earnings and cash flows.

Our results after the acquisition of Saxdor may suffer if we do not effectively manage our expanded operations following the acquisition.

The size of our business and geographic presence have expanded following our acquisition of Saxdor. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations, including in Finland and Poland where Saxdor has three engineering and manufacturing facilities, and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the benefits from our acquisition of Saxdor.

We have incurred and will continue to incur significant transaction expenses and acquisition-related integration costs in connection with the acquisition of Saxdor.

We incurred non-recurring, legal and advisory costs in connection with the acquisition of Saxdor and we anticipate that we will incur integration-related charges in connection with the integration of Saxdor. These transaction expenses and integration costs are charged as an expense in the period incurred. The significant transaction costs and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

The Saxdor business may underperform relative to our expectations.

We will need to integrate the operations of Saxdor into our business. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Saxdor have achieved or might achieve separately. The business and financial performance of Saxdor are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers, increased product liability and warranty claims, and negative publicity or other events that could diminish the value of the Saxdor family of brands. We may be unable to achieve the same growth, revenues and profitability that Saxdor achieved in the past.

Changes in currency exchange rates can adversely affect our results.

A portion of our sales are denominated in a currency other than the U.S. dollar. With our recent acquisition of Saxdor, we anticipate a much larger portion of our sales than in the past will be denominated in a currency other than the U.S. dollar, with most of Saxdor’s sales denominated in the euro. Since our acquisition of Saxdor on March 2, 2026, sales in Europe accounted for approximately 75% of Saxdor’s total revenue. We also continue to sell our other brands worldwide. Consequently, a strong U.S. dollar may adversely affect reported revenues. We maintain a portion of our manufacturing operations in Poland and Australia which partially mitigates the impact of the volatility of the U.S. dollar in those countries. A portion of our selling, general and administrative costs are transacted in the Polish zloty and Australian dollars as a result.

We also sell U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for our products in these markets may also be adversely affected by a volatile U.S. dollar. We do not currently use hedging or other derivative instruments to mitigate our foreign currency risks.

Risks and requirements related to transacting business in foreign countries may result in increased liabilities including penalties and fines as well as reputational harm.

Our activities are subject to various trade and economic sanctions and export control laws and regulations administered by the United States, including the U.S. Department of Commerce’s Export Administration Regulations and the U.S. Department of the Treasury’s Office of Foreign Assets Control economic and trade sanctions programs, and other laws and regulations of a similar nature administered by foreign governmental authorities with relevant jurisdiction, including Australia, Finland, and Poland. We also are subject to various anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act. These laws and regulations may impose restrictions on our business, including our ability to export, reexport, or transfer our products or provide our services to certain countries, territories, entities, or individuals, without authorization from the cognizant government authorities. Relevant licensing processes can be time-consuming, and favorable outcomes cannot be guaranteed.

These laws and regulations are subject to frequent change, and compliance can be time- and resource-intensive. Although we have training programs in place for our employees, we cannot guarantee that our rules will be followed, nor can we guarantee full compliance with applicable export control and sanctions laws and regulations. Violations of these regimes can result in significant financial penalties, loss of licensing privileges, other administrative penalties, reputational harm, and adverse business impact.

Climatic events, including hurricanes, tornadoes, or other disruptions, may adversely impact our operations and financial condition, disrupt the business of our suppliers, and may not be adequately covered by insurance.

Climatic events in the areas where we operate have caused, and future climatic events may cause, disruptions and in some cases delays or suspensions in our operations that may adversely impact our business. We rely on the continuous operation of our facilities in Tennessee, Florida, Kansas, California, Poland, Finland and Australia. Any natural or environmental disaster to our facilities due to fire, flood, hurricanes, earthquake, or other severe climatic events could adversely affect our business, financial condition and results of operations. For example, we have plants located in regions of the United States, such as Florida and Kansas, that have been and may be exposed to extreme weather, such as tropical storms, hurricanes, and tornadoes. An increased frequency and/or severity of storms, hurricanes, or tornadoes could impair our ability to operate by severely damaging our facilities and restricting our ability to deliver products to our customers. The occurrence of any disruption at any of our facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption, including by causing delays in receiving supplies from our vendors and creating logistical challenges for delivery of our product to our dealers and customers. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our facilities.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales and other adverse business consequences.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, ( "CCPA") applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation ("EU GDPR"), the United Kingdom’s GDPR ("UK GDPR") (collectively, "GDPR"), and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto ("DPF

Framework") (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the DPF Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Our employees and personnel use generative artificial intelligence ("AI") technologies and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. We also use machine learning and AI technologies, including generative AI, in our products and services. The development and use of AI technologies present various privacy and security risks that may impact our business. AI technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are, or may be contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. For example, we are or may be subject to the Payment Card Industry Data Security Standard ("PCI DSS"). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, regarding data privacy, artificial intelligence, and data security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

In the ordinary course of our business, we and the third parties with whom we work, process sensitive information, including intellectual property; our proprietary business information and that of our dealers, suppliers, and other business partners; and personal information of consumers and employees. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. Additionally, if we experience a security incident impacting the electronic components embedded into our products, such as the navigation or operating systems, this could prevent or cause customers to stop using our products, deter new customers from using our products, adversely affect the reputation of our business, or cause us to experience other similar harms.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Additionally, sensitive information about or from the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnels’, or vendors’ use of generative AI technologies.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase programs during the quarter ended March 31, 2026 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January 1, 2026 through January 31, 2026	—	$—	—	$49,151
February 1, 2026 through February 28, 2026	—	—	—	49,151
March 1, 2026 through March 31, 2026	492,794	26.24	492,794	36,090
Total	492,794	$26.24	492,794	$36,090
(1) In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (as amended, the "2025 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company's existing 2025 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. During the three months ended March 31, 2026, we repurchased 492,794 shares of Class A Common Stock for $13.1 million in cash including related fees and expenses under our 2025 Repurchase Program. As of March 31, 2026, $36.1 million was available to repurchase shares of Class A Common Stock and LLC Units under the 2025 Repurchase Program. The 2025 Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the 2025 Repurchase Program, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Securities Purchase Agreement dated March 2, 2026	8-K	001-36290	2.1	March 2, 2026
3.1	Certificate of Incorporation of Malibu Boats, Inc.	S-1	333-192862	3.1	January 8, 2014
3.2	Second Amended and Restated Bylaws of Malibu Boats, Inc.	8-K	001-36290	3.1	October 28, 2024
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1	Description of Class A Common Stock	10-K	001-36290	4.1	August 29, 2024
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Included as Exhibit 101).

*    Management contract or compensatory plan or arrangement.
++    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2026	MALIBU BOATS, INC.

	By:	/s/ Steven D. Menneto
Steven D. Menneto, President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ David S. Black
David S. Black, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)