Form 10-K
period 2026-06-30
MALIBU BOATS, INC.
filed 2026-08-27
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026
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

As of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $518.2 million, based on the number of shares of Class A common stock held by non-affiliates as of December 31, 2025 and the closing price of the registrant’s Class A common stock on the Nasdaq Global Select Market on December 31, 2025. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01, as of August 24, 2026 was 19,677,264 and 12, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2026.

1

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements, including statements regarding demand for our products and expected industry trends, impact of macroeconomic conditions on our results of operations and financial condition, our business strategy and plans, and management’s objectives for future operations. In particular, many of the statements under the headings “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our large fixed-cost base; our ability to execute our manufacturing strategy or accurately forecast demand for our products; our third-party suppliers' increased costs or inability to adjust for our required production levels; our dependence on a small group of suppliers for components; our ability to meet our manufacturing workforce needs; our dependence on key management employees; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits, including our recent acquisition of Saxdor; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; compromises to information technology systems or those of third parties with whom we work or our data; difficulties presented by international economic, political, legal, and business factors; general economic conditions; risks and requirements related to transacting business in foreign countries; the continued strength and positive perception of our brands; increased consumer preference for used boats, electric boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; an increase in energy and fuel costs; the seasonality of our business; competition within our industry; inflation and heightened interest rates; our dependence on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names and other long-lived assets; significant product repair and/or replacement costs due to product warranty claims or product recalls; risks inherent in changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our dependence upon distributions from the LLC for any cash obligations of Malibu Boats, Inc.; covenants in our credit agreement governing our revolving credit facility which may limit our operating flexibility; interest rate risk from our variable rate indebtedness; and our obligation to make certain payments under a tax receivable agreement. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” and elsewhere in this Form 10-K. These factors expressly qualify any forward-looking statements attributable to us or persons acting on our behalf.
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
•We may not be able to execute our manufacturing strategy successfully or accurately forecast demand for our products, which could impact our ability to manage our inventory and have a material adverse effect on our business and results of operations.
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
•We have grown our business through acquisitions, including our recent acquisition of Saxdor; however, we may not be successful in completing future acquisitions or integrating acquisitions in a way that fully realizes their expected benefits to our business.
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
•Our operations and sales in international markets require significant management attention, expose us to difficulties presented by international economic, political, legal, and business factors, and may not be successful or produce desired levels of sales and profitability.
Risks Related to Our Markets and the Recreational Powerboat Industry
•Weak general economic conditions, particularly in the United States, can negatively impact our industry, demand for our products, and our business and results of operations.
•Risks and requirements related to transacting business in foreign countries may result in increased liabilities including penalties and fines as well as reputational harm.
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
•Changes in currency exchange rates can adversely affect our results
•Inflation and heightened interest rates could adversely affect our financial results.
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
•We must comply with environmental, safety, workforce and other laws and regulations as a boat manufacturer that could increase the costs of our products and reduce consumer demand and could result in harm to our reputation if we fail to comply with such regulations.
Risks Related to our Capital Structure
•The only material asset of Malibu Boats, Inc. is our interest in the LLC, and therefore Malibu Boats, Inc. is dependent upon distributions from the LLC for any cash obligations of Malibu Boats, Inc.
•Our credit agreement contains restrictive covenants which may limit our operating flexibility and may impair our ability to access sufficient capital to operate our business.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•We will be required to pay the pre-IPO owners (or any permitted assignee) for certain tax benefits pursuant to our tax receivable agreement with them, and the amounts we may pay could be significant and could significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
Risks Related to our Common Stock
•Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.
•Future sales of our Class A Common Stock in the public market could cause our share price to fall; furthermore, you may be diluted by future issuances of Class A Common Stock in connection with our incentive plans, acquisitions or otherwise.

PART I.
Item 1. Business
Unless otherwise expressly indicated or the context otherwise requires, in this Annual Report on Form 10-K:
•We use the terms “Malibu Boats,” the “Company,” “MBI,” “we,” “us,” “our” or similar references to refer (1) prior to the consummation of our initial public offering, or "IPO" on February 5, 2014, to Malibu Boats Holdings, LLC (the “LLC”), and its consolidated subsidiaries and (2) after our IPO, to Malibu Boats, Inc. and its consolidated subsidiaries;
•We use the term "Boats LLC" to refer to the LLC's subsidiary Malibu Boats, LLC;
•We refer to the owners of membership interests in the LLC immediately prior to the consummation of the IPO, collectively, as our “pre-IPO owners”;
•We refer to owners of membership interests in the LLC (the "LLC Units"), collectively, as our “LLC members”;
•References to “fiscal year” refer to the fiscal year of Malibu Boats, which ends on June 30 of each year;
•We refer to our Malibu branded boats as "Malibu", our Axis Wake Research branded boats as "Axis", our Pursuit branded boats as "Pursuit", our Maverick, Cobia, Pathfinder and Hewes branded boats as "Maverick Boat Group", our Cobalt branded boats as "Cobalt", and our Saxdor branded boats as "Saxdor";
•We use the term “recreational powerboat industry” to refer to our industry group, which includes performance sport boats, sterndrive boats, outboard boats, and premium adventure dayboats;
•We use the term “performance sport boat category” to refer to the industry category, consisting primarily of fiberglass boats equipped with inboard propulsion and ranging from 19 feet to 26 feet in length, which we believe most closely corresponds to (1) the inboard ski/wakeboard category, as defined and tracked by the National Marine Manufacturers Association (the “NMMA”), and (2) the inboard ski boat category, as defined and tracked by Statistical Surveys, Inc., or SSI;
•We use the terms “sterndrive” and “outboard” to refer to the industry category, consisting primarily of sterndrive and outboard boats ranging from 20 feet to 40 feet, which most closely corresponds to the sterndrive and outboard categories, as defined and tracked by NMMA, and the sterndrive and outboard propulsion categories, as defined and tracked by SSI; in some instances, we provide market information based on specific boat lengths or boat types within the sterndrive or outboard categories to reflect our performance in those specific markets in which we offer products; we include "premium adventure dayboats" in the industry categories of "sterndrive" and "outboard", depending on the propulsion system used; and
•References to certain market and industry data presented in this Form 10-K are determined as follows: (1) U.S. boat sales and unit volume for the overall powerboat industry and any powerboat category during any calendar year are based on retail boat market data from the NMMA and (2) U.S. market share and unit volume for the overall powerboat industry and any powerboat category during any fiscal year ended June 30 or any calendar year ended December 31 are based on comparable same-state retail boat registration data from SSI, for which data was available for all 50 states as of the date of this Form 10-K.
This Annual Report on Form 10-K includes our trademarks, such as “Monsoon,” “Surf Gate,” “Wakesetter,” “Surf Band,” and “Swim Step,” which are protected under applicable intellectual property laws and are the property of Malibu Boats, Inc. This Form 10-K also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Our Company
We are a leading designer, manufacturer and marketer of a diverse range of recreational powerboats, including performance sport boats, sterndrive boats, outboard boats, and premium adventure dayboats under nine brands—Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, Cobalt, and Saxdor. As of June 30, 2026, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands, we are among the market leaders in the United States in the 20’- 40’ segment of the sterndrive category through our Cobalt brand, and we are among the market leaders in the fiberglass outboard fishing boat market with our Pursuit and Maverick Boat Group brands. For our Saxdor brand, we have multiple award-winning models making Saxdor a recognized brand in the premium adventure dayboat emerging market. Our product portfolio of premium brands is used for a broad range of recreational boating activities including, among others, water sports such as water skiing, wakeboarding and wake surfing, as well as general recreational boating and fishing. Our passion for consistent innovation, which has led to proprietary technology such as Surf Gate, has allowed us to expand the market for our products by introducing consumers to new and exciting recreational activities. We design products that appeal to an expanding range of recreational boaters and water sports enthusiasts whose passion for boating and water sports is a key aspect of their lifestyle and provide consumers with a better customer-inspired experience. With performance, quality, value and multi-purpose features, our product portfolio has us well positioned to broaden our addressable market and achieve our goal of increasing our market share in the recreational boating industry.
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
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2026, our distribution channel consisted of over 345 dealer locations globally across 68 countries. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage.
Competitive Market
The recreational powerboat industry, including the performance sport boat, sterndrive and outboard categories, is highly competitive for consumers and dealers. Premium adventure dayboats are included in the sterndrive and outboard industry categories, depending on the propulsion system used. Competition affects our ability to succeed in the markets we currently serve and new markets that we may enter in the future. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do. We compete with large manufacturers who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a wide variety of small, independent manufacturers. Competition in our industry is based primarily on brand name, price, and product performance.
During calendar year 2025, retail sales of new recreational powerboats in the United States totaled $14.6 billion. Of the recreational powerboat categories defined and tracked by the NMMA, we serve three of the top four categories consisting of outboard, sterndrive and performance sport boat representing an addressable market of nearly $12.2 billion in retail sales through our Malibu, Axis, Pursuit, Maverick Boat Group, Cobalt and Saxdor brands. The following table illustrates the size of our addressable market in units and retail sales for calendar year 2025:

Recreational Powerboat Category	Unit Sales	Retail Sales
		(Dollars in millions)
Outboard	135,309	$10,009
Performance sport boat	7,818	$1,477
Sterndrive	4,086	$669
Jet boat	8,497	$591
Cruisers	1,044	$1,827
Total addressable market	156,754	$14,573

Our Products and Brands
We design, manufacture and sell recreational powerboats, including performance sport boats, sterndrive boats, outboard boats, and premium adventure dayboats across nine brands: Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, Cobalt, and Saxdor. We believe that we deliver superior performance for general recreational purposes with a significant focus on water sports, including wakeboarding, water skiing and wake surfing as well as general recreational boating and fishing. In addition, we offer various accessories and aftermarket parts. The following table provides an overview of our product offerings by brand as of June 30, 2026:

Reportable Segment	Brand	Number of Models	Lengths	Retail Price Range (In thousands)	Description
Malibu	Malibu	12	20'-26'	$80-$300	Malibu targets consumers seeking a premium boating experience with our latest innovations in performance, comfort and convenience. Across Malibu's three product lines, we offer a variety of products to customers from our Response Series tailored for high-performance water ski to highly customizable options in our Wakesetter series to our ultra premium models in the M Series.
	Axis	6	20’-25’	$80-$175	Axis was formed to target a younger demographic by providing a more affordably priced, high quality, entry-level boat with high performance, functional simplicity and the option to upgrade key features such as Surf Gate.

Saltwater Fishing	Pursuit	16	25'-46'	$130-$1,400	Pursuit is a premium brand of saltwater outboard fishing boats available in three product lines including our sports center consoles, dual consoles and our offshore series to provide customers with options for ideal fishing as well as casual cruising and luxury entertainment.
	Cobia	11	21'-34'	$60-$500	Cobia models consist of center console and dual console vessels that are designed to promote ease of boating and fishing for all levels of anglers and boaters.
	Pathfinder	8	22'-27'	$90-$350	Pathfinder provides the most versatile inshore fishing boat. Bay boats provide for dedicated anglers to fish and do so with comfort, safety and proven technology.
	Maverick and Hewes	6	16'-21'	$45-$125
Maverick and Hewes have been designed to tailor to shallow inshore flats anglers. These boats, with vacuum infused (VARIS) construction and enhanced performance, provide a legacy of dependability, unmatched ride, and exceptional craftsmanship.

Cobalt	Cobalt	16	22’-35’	$75-$625	Cobalt is a premium luxury sterndrive and outboard boat manufacturer available in five product lines. Cobalt's products tailor sterndrive from entry level to premium with options to expand some models with the patented Surf Gate, as well as our outboard series for increased saltwater use.

Saxdor	Saxdor	9	26'-47'	$130-$825	Saxdor is a premium adventure dayboat manufacturer available in five product lines. Saxdor's products focus on overall comfort on the water including features such as entirely open or closed cabins maximizing comfort in all types of weather.
Innovative Features
In addition to the standard features included on all of our boats, we offer consumers a full selection of innovative optional features designed to enhance performance, functionality and the overall boating experience. We believe our innovative features drive our high average selling prices. Among our most successful and most innovative has been Surf Gate. Introduced in July 2012 and initially patented in September 2013, Surf Gate is available as an optional feature on all Malibu, Axis and certain Cobalt models. Surf Gate has revolutionized the increasingly popular sport of wake surfing. Prior to Surf Gate, boaters needed to empty ballast tanks on one side of the boat and shift passengers around to lean the boat to create a larger, more pronounced surf-quality wake. By employing precisely engineered and electronically controlled panels, Surf Gate alleviates this time-consuming and cumbersome process, allowing boaters to easily surf behind an evenly weighted boat without the need to wait for ballast changes. We have also developed our patented Surf Band technology that allows the rider to remotely control the surf wave, shape, size and side. Some of our other notable innovations include the Malibu Monsoon Engine, Power Wedge III, G5 and the power actuated G10+ Tower, Electronic Dashboard Controls, Flip Down Swim Step, Tower Mister, Splash and Stow and Cobalt's TruWave Technology. Pursuit also has introduced the industry first Electric Sliding Entertainment Center and sliding second row center console seating. Maverick Boat Group has introduced first of its kind "Hybrid" and "Open" Bay Boat designs in recent years. Saxdor has developed the “MySaxdor” app, a proprietary digital platform designed to enhance the ownership experience. The platform includes an embedded artificial intelligence assistant, “Co-skipper,” in addition to built-in features like after-sales service requests, trip tracking, status alerts, remote access, and monitoring.
We won the Boating Industry Magazine's "Top Product" award for the Pursuit S 358 Sport in 2022. Malibu Trailers took the coveted NMMA Innovation Award at the Miami International Boat Show in 2022. The Malibu Wakesetter 23 LSV has won Wakeworld “Riders' Choice” Wakeboard and Wakesurf Boat of the Year six years running in 2025, 2024, 2023, 2022, 2021 and 2020. Most recently, the Saxdor 460 GTC won the "Motoryacht 14-16m" category at the Yacht Style Awards in 2026.
We also offer an array of less technological but nonetheless value-added boat features such as gelcoat upgrades, upholstery upgrades, engine drivetrain enhancements (such as silent exhaust tips, propeller upgrades and closed cooling engine configuration), sound system upgrades, bimini tops, boat covers and trailers which further increase the level of customization afforded to consumers.
Our Dealer Network
We rely on independent dealers to sell our products. We establish performance criteria that our dealers must meet as part of their dealer agreements to ensure our dealer network remains the strongest in the industry. As a member of our network, dealers may qualify for floor plan financing programs, rebates, seasonal discounts and other allowances. We believe our dealer network is the most extensive in the market. Our top ten dealers represented 62.4%, 42.8% and 40.4% of our net sales for fiscal year 2026, 2025 and 2024, respectively. The top ten dealers for each of the Malibu, Saltwater Fishing, Cobalt, and Saxdor segments represented approximately 49.1%, 80.8%, 57.5%, and 63.2%, respectively, of net sales in fiscal year 2026. The top ten dealers for each segment are not the same across all segments. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 22.3%, 24.7% and 23.7% of consolidated net sales in fiscal years 2026, 2025 and 2024, respectively, including approximately 9.4%, 42.0%, 23.7%, and —% of consolidated sales in fiscal year 2026 for Malibu, Saltwater Fishing, Cobalt, and Saxdor, respectively. With our acquisition of Saxdor in March 2026, we expect MarineMax Inc. to represent more than 10% of sales contributed by Saxdor for fiscal year 2027.
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
US
As of June 30, 2026, our dealer network in the United States consisted of over 200 dealer locations servicing markets strategically located throughout the US.
International (Outside of US)
We also have an extensive international distribution network for our Malibu, Axis, Pursuit, Maverick Boat Group, Cobalt, and Saxdor brands. We significantly increased our international dealer network with our acquisition of Saxdor in March 2026. As of June 30, 2026, our dealer network outside of the United States consisted of over 100 dealer locations servicing markets strategically located internationally in 67 countries on 6 continents.
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
Floor Plan Financing
Our US dealers often purchase boats through floor plan financing programs with third-party floor plan financing providers. During fiscal year 2026, approximately 80% of our US shipments were made pursuant to floor plan financing programs which our dealers participate in. These programs allow dealers across our brands, other than Saxdor, to establish lines of credit with third-party lenders to purchase inventory. Under these programs, a dealer draws on the floor plan financing facility upon the purchase of our boats and the lender pays the invoice price of the boats. As is typical in our industry, we have entered into repurchase agreements with certain floor plan financing providers to our dealers. Under the terms of these arrangements, in the event a lender repossesses a boat from a dealer that has defaulted on its floor plan financing arrangement and is able to deliver the repossessed boat to us, we are obligated to repurchase the boat from the lender. Our obligation to repurchase such repossessed products for the unpaid balance of our original invoice price for the boat is subject to reduction or limitation based on the age and condition of the boat at the time of repurchase, and in certain cases by an aggregate cap on repurchase obligations associated with a particular floor plan financing program.
Our exposure under repurchase agreements with third-party lenders is mitigated by our ability to reposition inventory with a new dealer in the event that a repurchase event occurs. Historically, the primary cost to us of a repurchase event has been margin loss on the resale of a repurchased unit but we have generally been able to resell repurchased boats at an amount that exceeds our cost. During fiscal year 2026, we had no repurchases under our repurchase agreements. In fiscal year 2025, we repurchased 22 units under our repurchase agreements, including 19 units that were subject to our repurchase agreement with M&T Bank, the lender under the floor plan financing for Tommy's Boats, a former dealer that filed for bankruptcy protection in 2024. Of those 22 units, 20 of the units were subsequently resold during fiscal year 2025 above their cost. For fiscal year 2024, we repurchased 17 boats under our repurchase agreements.

Marketing and Sales
We believe that providing a high level of service to our dealers and end consumers is essential to maintaining our reputation. Our sales personnel receive training on the latest Malibu, Axis, Pursuit, Maverick Boat Group, Cobalt, and Saxdor products and technologies, as well as training on our competitors’ products and technologies, and attend trade shows to increase their market knowledge. This training is then passed along to our dealers to ensure a consistent marketing message and leverage our marketing expenditures. Malibu, Axis, Pursuit, Maverick Boat Group, Cobalt, and Saxdor enjoy strong brand awareness, as evidenced by our substantial market share in their respective categories.
Our marketing strategy focuses on building brand awareness and loyalty in the performance sport boat market with Malibu and Axis brands, the outboard and sterndrive markets with Pursuit, Maverick Boat Group and Cobalt brands, and the premium adventure dayboat market with Saxdor brands. Activating the marketing strategy involves creating custom content to be utilized in outbound marketing campaigns and social media to engage owners and prospects. In addition to retail websites developed for each of those brands and their unique consumers, the brands also manage all other aspects of marketing including traditional print advertising and trade shows.
Product Development and Engineering
We are strategically and financially committed to innovation, as reflected in our dedicated product development and engineering teams located in Tennessee, Kansas, California, Florida, Poland, and Finland, and evidenced by our track record of new product introduction. As of June 30, 2026, our product development and engineering team consisted of approximately 145 professionals. These individuals bring to our product development efforts significant expertise across core disciplines, including boat design, trailer design, computer-aided design, electrical engineering and mechanical engineering. They are responsible for execution of all aspects of our new product strategy, including identifying industry trends, designing new and refreshed boat models and new features, engineering these designs for manufacturing and integrating new features into our boats.
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
Manufacturing
We have eleven manufacturing facilities located in four U.S. states, Australia, Poland, and Finland. We produce performance sport boats through our Malibu and Axis brands at our Tennessee and Australia manufacturing facilities; we produce sterndrive and outboard boats through our Cobalt brand at our Kansas and Tennessee manufacturing facilities; we produce saltwater outboard boats under our Pursuit and Maverick Boat Group brands, as well as tooling parts, in Fort Pierce, Florida; and we produce premium adventure dayboats under our Saxdor brands in Poland and Finland. We completed expansion projects at one of our Florida facilities (Maverick Boat Group) in fiscal year 2022 and at our other Florida facility (Pursuit Tooling) in fiscal year 2023. We also purchased a 260,000 square foot manufacturing facility near our Tennessee campus that we completed construction of in fiscal year 2024. For our Malibu and Axis brands, we manufacture towers, tower accessories and stainless steel and aluminum billet at our California facility and engines and trailers at our Tennessee facility.
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
Suppliers
We purchase a wide variety of raw materials from our supplier base, including resins, fiberglass, and steel, as well as product parts and components, such as engines and electronic controls, through a purchase order process. The most significant component used in manufacturing our boats, based on cost, are engines. For model year 2019, we began equipping our Malibu and Axis brand boats with our own Monsoon engines through our vertical integration initiative to marinize our own engines. We adopted this vertical integration strategy for our engines to more directly control product path (design, innovation, calibration and integration) of our largest dollar procured part, to differentiate our product from our competitors, and to increase our ability to respond to ongoing changes in the marketplace. We have an engine supply agreement with General Motors LLC ("General Motors") for the supply of engine blocks to use in our Malibu and Axis brand boats through calendar year 2026 and we are currently negotiating an extension on the agreement beyond calendar year 2026.
Pursuant to our engine supply agreement with General Motors, General Motors will deliver engines to us as we submit purchase orders. No minimum amount of engines is required to be ordered by us. The engine supply agreement will expire at the end of calendar year 2026, unless terminated earlier by either party as permitted under the terms of the agreement, including by General Motors due to market conditions with at least eighteen (18) months’ advanced written notice.
We also have a marketing agreement with Yamaha Motor Corporation, U.S.A., or Yamaha, that requires us to equip a significant percentage of our Pursuit, Cobalt and Maverick Boat Group branded boats that are pre-rigged for outboard motors with Yamaha outboard motors in exchange for certain incentives. The agreement expires on June 30, 2029. In addition, we obtain engines and sterndrive assemblies from Volvo for our Cobalt branded boats and from Mercury for certain models of Cobalt and Maverick branded boats.
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
Strategic Acquisitions
One of our growth strategies is to drive growth in our business through targeted acquisitions that add value while considering our existing brands and product portfolio. We acquired Saxdor in March 2026, Maverick Boat Group in December 2020, Pursuit in October 2018 and Cobalt in July 2017. The primary objectives of our acquisitions are to expand our presence in new or adjacent categories, to expand into other product lines that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market share, strong cash flows, and an experienced management team and workforce that provide a fit with our existing operations. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and revenue synergies, such as the optimization of manufacturing operations, improved processes around product development, enhancement of our existing dealer distribution network, accelerated innovation, administrative cost savings, shared procurement, vertical integration and cross-selling opportunities.
Our most recent acquisition in Saxdor expanded our presence both globally and into the premium adventure dayboat category. The category complements our current line of product offerings as well as increases the size of our addressable market. Saxdor was acquired during the third quarter of fiscal year 2026 and is currently being integrated into our existing business.
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
Our trademarks, many of which are registered in the U.S. and various countries around the world, generally may endure in perpetuity on a country-by-country basis, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each such country. Some of our well-known trademarks include: (i) for our Malibu segment, Malibu, Axis, Monsoon, Power Wedge, Surf Band, Surf Gate, and Wakesetter; (ii) for our Saltwater Fishing Segment, Pursuit, Cobia, Maverick, and Redfisher; (iii) for our Cobalt segment, Cobalt and Splash & Stow; and (iv) for our Saxdor segment, Saxdor.
Seasonality
Our dealers experience seasonality in their business. Retail demand for boats is seasonal, with a significant majority of sales occurring during peak boating season, which coincides with our first and fourth fiscal quarters for Malibu, Saltwater Fishing, and Cobalt segments. The seasonality for our Saxdor segment differs from our other three segments because the majority of its sales are in Europe. European seasonality differs from the U.S. due to the difference in weather patterns and accordingly, European markets experience a shorter peak sales window. In order to minimize the impact of this seasonality on our business, we manage our manufacturing processes and structure dealer incentives to tie our annual volume rebates and discounts program to consistent ordering patterns, encouraging dealers to purchase our products throughout the year. In this regard, we may offer free flooring incentives to dealers from the beginning of our model year through April 30 of each year. Further, in the event that a dealer does not consistently order units throughout the year, such dealer’s rebate is materially reduced. We may offer off-season retail promotions to our dealers in seasonally slow months, during and ahead of boat shows, to encourage retail demand.
Safety and Regulatory Matters
Our operations and products are subject to extensive environmental and health and safety regulation under various federal, commonwealth, state, and local statutes, ordinances, rules and regulations in the United States, Australia, and Europe where we manufacture our boats, and in other foreign jurisdictions where we sell our products. We believe that we are in material compliance with those requirements. However, we cannot be certain that costs and expenses required for us to comply with such requirements in the future, including for any new or modified regulatory requirements, or to address newly discovered environmental conditions, will not have a material adverse effect on our business, financial condition, operating results, or cash flow. The regulatory programs to which we are subject include the following:
Hazardous Materials and Waste
Certain materials used in our manufacturing, including the resins used in production of our boats, are toxic, flammable, corrosive, or reactive and are classified as hazardous materials by the national, state and local governments in those jurisdictions where we manufacture our products. The handling, storage, release, treatment, and recycling or disposal of these substances and wastes from our operations are regulated in the United States by the United States Environmental Protection Agency (“EPA”), and state and local environmental agencies. In the United States, handling, storage, release, treatment, and recycling or disposal of hazardous materials is regulated under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”). The EPA works with state regulatory agencies to implement a compliance monitoring program with the goal of evaluating compliance with RCRA obligations. Our manufacturing facilities can be subject to on-site compliance evaluation inspections (CEIs) or targeted enforcement actions. The handling, storage, release, treatment and recycling or disposal of these substances and wastes from our operations are regulated in Australia by the Australian Department of Climate Change, Energy, the Environment and Water, the New South Wales Environmental Protection Authority and other state and local authorities. Our manufacturing facilities in Finland and Poland are subject to environmental permitting and emissions requirements established under European Union legislation and implemented by national environmental authorities. These permits regulate emissions of volatile organic compounds, hazardous air pollutants, particulate matter, and other pollutants associated with fiberglass molding and coating operations. Our facilities are required to monitor emissions, maintain records, and periodically demonstrate compliance with permit conditions. Failure by us to properly handle, store, release, treat, recycle or dispose of our hazardous materials and wastes could result in liability for us, including fines, penalties, or obligations to investigate and remediate any contamination originating from our operations or facilities. We are not aware of any material contamination at our current or former facilities for which we could be liable under environmental laws or regulations, and we currently are not undertaking any remediation or investigation activities in connection with any contamination. Future spills or accidents or the discovery of currently unknown conditions or non-compliance could, however, give rise to investigation and remediation obligations or related liabilities.
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
At our New South Wales, Australia (“NSW”) facility, employee health and safety is regulated by SafeWork NSW. At our Poland and Finland facilities, employee health and safety is regulated by State Labour Inspectorate (PIP) and Occupational

Safety and Health ("OSH") legislation, respectively, and related regulatory authorities. Both international agencies have requirements that limit the amount of certain emissions to which an employee may be exposed without the need for respiratory protection or upgraded plant ventilation. In addition, OSH and SafeWork NSW provide licensing and registration for potentially dangerous work, investigate workplace incidents, and enforce work health and safety laws in NSW as well as Finland. Our facilities can be routinely inspected by their respective agencies. We believe that our facilities comply in all material aspects with these requirements.
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
Human Capital Management
Employee Profile
As of June 30, 2026, we had approximately 3,000 employees worldwide. Approximately 75 employees at our Larsmo, Finland facility are covered by a collective bargaining agreement.
We work diligently to establish ourselves as an employer of choice.
Talent Retention and Development
We recognize that employees are central to our organization and support them through competitive compensation, recognition and benefits programs designed to encourage strong performance and long-term employment. We also invest in employee development through annual performance evaluations, supervisor training, and programs that help new (and internally promoted) employees build boat production skills, including gel coat application and fiberglass repair. We seek to promote from within wherever possible and are committed to developing current team members into the next generation of leaders across the organization. Approximately 93% of our production leaders have been promoted internally. We also offer tuition assistance and pursue leadership development opportunities where appropriate. In addition, we partner with colleges and universities nationwide through our Engineering Internship Program, which helps us attract students who often join us after earning their degrees.
In fiscal year 2026, we expanded our employee development and recognition efforts through the release of our enterprise mentorship program and the launch of the PACESetter Award Program. The mentorship program was designed to support knowledge sharing, leadership development and career growth by connecting employees with mentors across the organization. The PACESetter Award Program reinforces our PACE Values by recognizing employees who demonstrate exceptional performance, leadership, teamwork, innovation, accountability and commitment to excellence. The program includes monthly, quarterly and annual recognition opportunities, with nominations evaluated based on alignment with our PACE Values, the significance of employee contributions and the positive impact on our teams, customers and business.
Employee Well-Being
Safety is a core organizational value, and we are committed to maintaining a workplace where safety is a top priority. Our business success depends in part on preventing accidents, reducing occupational injuries and illnesses, and complying with established health and safety policies and requirements. Depending on their job duties, certain employees are required to complete OSHA training or maintain related documentation. We remain focused on promoting a safe workplace and continue to pursue an injury-free environment through employee training and other safety initiatives.
Culture and Values
Our mission of Delivering the Ultimate On the Water Experience defines who we are and guides our focus as an organization. Our PACE Values – People Make Success Happen, Accountability & Integrity Always, Customer & Innovation Focus, and Excellence & Execution – serve as the foundation for how we make decisions, work together and serve our customers each day. We design products for an expanding range of recreational boaters, fishermen and water sports enthusiasts whose passion for boating is central to their active lifestyles. Through our continued commitment to quality, innovation and craftsmanship, we foster a culture of excellence and premier boat building.
We are committed to maintaining an employee-first culture that supports employee well-being, promotes inclusion and provides opportunities for career growth. We seek to hire the best-qualified individuals and do not discriminate based on race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity or similar classification. We value our team members and are committed to treating all employees with dignity and respect.
Community Involvement
We are committed to making a positive impact in the communities where we live and work. Each year, we partner with local organizations, schools and charitable programs near our facilities to support children, families, students and community initiatives.
Across all US locations, we participate in the Angel Tree program to provide holiday gifts to children in need. In Tennessee, our partnerships include Toys for Tots, local food banks, and the Family Resource Center, supporting holiday assistance, children with disabilities, school readiness, cold-weather clothing needs and manufacturing trade awareness. In Kansas, we support local recreational leagues, foundations, community events and school fundraisers. In Florida, we support organizations and initiatives such as the Treasure Coast Food Bank, Humane Society pet food drives, Ready to Work Boot Camp, Coastal Conservation Association and the annual Making Strides Against Breast Cancer walk. For our overseas divisions, we support local community initiatives, including local sports clubs in Finland.
We are proud of these partnerships and of the contributions made by our employees to support children and families in the communities where we operate.
Organizational Structure
Malibu Boats, Inc. was incorporated as a Delaware corporation on November 1, 2013 in anticipation of our IPO to serve as a holding company that owns only an interest in Malibu Boats Holdings, LLC. Immediately after the completion of our IPO and the recapitalization we completed in connection with our IPO, Malibu Boats, Inc. held approximately 49.3% of the economic interest in the LLC, which has since increased to approximately 98.6% of the economic interest in the LLC as of June 30, 2026.
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
The diagram below depicts our current organizational structure, as of June 30, 2026:

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
Risks Related to our Business and Operations
We have a large fixed-cost base that will affect our profitability when demand decreases or when our costs increase at a faster rate than our revenue.
The fixed cost levels of operating a recreational powerboat manufacturer can put pressure on profit margins when sales and production decline or when costs rise. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped. If we reduce our rate of production or otherwise experience lower revenues or if our costs increase at a faster rate than our sales, gross margins will be negatively affected. For instance, in fiscal year 2026 our net sales increased at a smaller percentage than our expenses increased and, as a result, our gross margin and net income decreased.
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

Our financial results may be adversely affected by our third-party suppliers’ increased costs, including due to tariffs, or inability to adjust for our required production levels due to changing demand or global supply chain disruptions.
We rely on a global supply chain of third parties to supply raw materials used in our manufacturing process, including resins, fiberglass, and vinyl, as well as parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, tariffs, commodity prices or trade policies. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. For instance, during fiscal years 2025 and 2026, we experienced rising prices for our suppliers, in part due to inflationary pressures, heightened interest rates, and tariffs. Our profitability in recent years has been, and in the future may be, affected by significant fluctuations in the prices of the raw materials and commodities that we use in our products and in the cost of freight and shipping of source materials, commodities, and other component parts necessary to assemble our products. The market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon, feedstocks, copper, aluminum and stainless steel, can be volatile.
Our ability to maintain production is dependent upon our suppliers delivering sufficient amounts of components, raw materials and parts on time to manufacture our products and meet our production schedules. Supply chain disruptions could occur for any number of factors, including facility closures due to labor disruptions, weather events, natural disasters, cyber intrusions, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions including tariffs, political instability, global conflicts, delivery delays, performance problems, or financial difficulties of suppliers. These events could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. For example, we experienced supply chain disruptions from fiscal year 2020 through first half of fiscal 2023 related to numerous factors, including the COVID-19 pandemic, severe weather events, labor shortages, ongoing domestic logistical constraints, and West Coast port challenges. In addition, the current conflict involving Iran and related geopolitical instability are contributing to broader commodity and supply chain disruptions that increase our product costs. Many of the raw materials, components and finished goods used in our manufacturing operations are sensitive to changes in energy and transportation costs, as well as to global shipping capacity and routing. Potential disruptions to global shipping routes and transportation networks may continue to increase shipping transit times, freight rates and insurance costs for us and our suppliers, including on routes that are not directly affected by such disruptions, due to knock-on effects on global logistics networks. These conditions may result in higher input costs, parts shortages, delivery delays and reduced production efficiency. Although we may attempt to mitigate these impacts through pricing actions, alternative sourcing or adjustments to production, there can be no assurance that we will be able to fully offset higher costs or maintain our margins without adversely affecting demand. If such disruptions and related oil price increases persist or worsen, our business, financial condition and results of operations could be materially adversely affected.
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
In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source or geographic area or a limited number of suppliers and we may therefore be at an increased risk for supply disruptions. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms, and as a result, an exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms. Some components used in our manufacturing processes, including engines, boat windshields, certain electrical components and gel coats are available from a sole supplier or a limited number of suppliers. We currently purchase engines from General Motors LLC, or General Motors, that we then prepare for marine use for certain Malibu, Axis and Cobalt boats. Our agreement with General Motors will continue through calendar year 2026 and we are currently negotiating an extension on the agreement beyond calendar year 2026. We purchase outboard engines from Yamaha Motor Corporation, U.S.A., or Yamaha, for a significant percentage of our Cobalt, Pursuit and Maverick Boats Group branded boats that are pre-rigged for outboard motors. Our agreement with Yamaha is scheduled to expire on June 30, 2029. In addition, we obtain engines and sterndrive assemblies from Volvo for our Cobalt branded boats and from Mercury for certain models of Cobalt and Maverick branded boats. If we are required to replace General Motors, Yamaha, Mercury or

Volvo as an engine supplier for any reason, it could cause a decrease in boats available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations. We were advised in fiscal 2025 by one of our suppliers that we would receive fewer engines than originally anticipated in the second half of fiscal 2025. While the reduction in engine supply did not have a material impact on us in fiscal 2025, if in the future, we receive less engines from any of our suppliers than our expectations and are unable to mitigate the reduction in supply, it could impact our production levels and boats available for sale, which could adversely affect our business, financial condition and results of operations.
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
Climatic events in the areas where we operate have caused, and future climatic events may cause, disruptions and in some cases delays or suspensions in our operations that may adversely impact our business. We rely on the continuous operation of our facilities in Tennessee, Florida, Kansas, California, Poland, Finland, and Australia. Any natural or environmental disaster to our facilities due to fire, flood, hurricanes, earthquake, or other severe climatic events could adversely affect our business, financial condition and results of operations. For example, we have plants located in regions of the United States, such as Florida and Kansas, that have been and may be exposed to extreme weather, such as tropical storms, hurricanes, and tornadoes. An increased frequency and/or severity of storms, hurricanes, or tornadoes could impair our ability to operate by severely damaging our facilities and restricting our ability to deliver products to our customers. The occurrence of any disruption at any of our facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption, including by causing delays in receiving supplies from our vendors and creating logistical challenges for delivery of our product to our dealers and customers. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. Although we maintain property, casualty and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our facilities.
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
Approximately 75 employees at our Larsmo, Finland facility are covered by a collective bargaining agreement. Disputes regarding our existing collective bargaining agreement or new union organizing activities could lead to production slowdowns or stoppages. In addition, union activity and compliance with international labor standards could result in higher labor costs.
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
We have grown our business through acquisitions, including our recent acquisition of Saxdor; however, we may not be successful in completing future acquisitions or integrating acquisitions in a way that fully realizes their expected benefits to our business.
A key part of our growth strategy, as shown by our acquisition of Saxdor in 2026, Maverick Boat Group in 2020, Pursuit in 2018, and Cobalt in 2017, has been to acquire other companies that expand our consumer base, enter new product categories or obtain other competitive advantages. We expect to continue to acquire companies as an element of our growth strategy; however, we may not be able to identify future acquisition candidates or strategic partners as part of our growth strategy that are suitable to our business, or we may not be able to obtain financing on satisfactory terms to complete such acquisitions.
Acquisitions include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention and incurrence of significant transaction expenses. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain companies or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations. For example, we determined that our estimated fair value for the Maverick Boat Group reporting unit was less than its carrying value as of March 31, 2024 and we recognized an impairment charge of $88.4 million for the three months ended March 31, 2024 related to our Maverick Boat Group reporting unit.
Our most recent acquisition of Saxdor expanded our geographic presence into Finland and Poland and increased the size and complexity of our operations; however, there is no assurance that we will successfully integrate Saxdor within the intended time frame or at all, which could impede our ability to realize the expected benefits, including synergies, cost savings, and growth opportunities. The integration process may disrupt our business, result in unanticipated expenses, liabilities, and competitive responses, and harm our results of operations. We may be unable to maintain the levels of revenue, earnings, or operating efficiency that Saxdor has historically achieved, and risks including dealer and supplier relationship changes, increased product liability and warranty claims, and reputational harm could further diminish the value of the Saxdor brand. While we believe that the elimination of duplicative costs and other efficiencies will over time offset the non-recurring transaction and integration costs we have incurred and expect to continue to incur, this net benefit may not be achieved in the near term, or at all.
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
Our growth strategy includes the possible acquisition of other businesses and the potential integration of new product lines or related products to our boats, such as our initiatives to integrate the production of engines and trailers for our Malibu and Axis models, our Monsoon engines into some of our Cobalt models and our Tooling Design Center. These actions may require us to secure significant additional capital through the borrowing of money or the issuance of equity. Any borrowings made to finance future strategic initiatives could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.
Further, we could choose to finance acquisitions or other strategic initiatives, in whole or in part through the issuance of our Class A Common Stock or securities convertible into or exercisable for our Class A Common Stock. Most recently, the acquisition of Saxdor was financed through a mixture of cash and Class A Common Stock. If we do so, existing stockholders will experience dilution in the voting power of their Class A Common Stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our Class A Common Stock for acquisitions and other strategic initiatives will depend on the market value of our Class A Common Stock and the willingness of potential third parties to accept our Class A Common Stock as full or partial consideration. Our inability to use our Class A Common Stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our strategic initiatives could materially limit our growth.
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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales and other adverse business consequences.
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

Our employees and personnel use generative artificial intelligence (“AI”) technologies and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. We also use machine learning and AI technologies, including generative AI, in our products and services. The development and use of AI technologies present various privacy and security risks that may impact our business. AI technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
We may also be subject to the EU Cyber Resilience Act ("CRA"), which imposes mandatory cybersecurity and incident-notification requirements for products with digital elements placed on the EU market. Certain notification obligations begin in September 2026, with full compliance required by December 2027. Failure to comply with the CRA could result in regulatory investigations, fines of up to €15 million or 2.5% of global annual turnover, and other adverse consequences.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities on a timely basis. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. Further, we have and may in the future experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products.
For example, we regularly experience phishing attempts, and while most are unsuccessful, some have resulted in limited unauthorized access that was promptly detected and contained. Additionally, if we experience a security incident impacting the electronic components embedded into our products, such as the navigation or operating systems, this could prevent or cause customers to stop using our products, deter new customers from using our products, adversely affect the reputation of our business, or cause us to experience other similar harms.
We expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations have in the past and may in the future require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
If we (or a third party with whom we work) were to experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Additionally, sensitive information about or from the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel's, or vendors’ use of generative AI technologies.
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
Our activities are subject to various trade and economic sanctions and export control laws and regulations administered by the United States, including the U.S. Department of Commerce’s Export Administration Regulations and the U.S. Department of the Treasury’s Office of Foreign Assets Control economic and trade sanctions programs, and other laws and regulations of a similar nature administered by foreign governmental authorities with relevant jurisdiction, including Australia, Finland, and

Poland ("Trade Controls"). We also are subject to various anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act. These laws and regulations may impose restrictions on our business, including our ability to export, reexport, or transfer our products or provide our services to certain countries, territories, entities, or individuals, without authorization from the cognizant government authorities. Relevant licensing processes can be time-consuming, and favorable outcomes cannot be guaranteed.
Certain jurisdictions in which we operate or into which our products may be sold present heightened Trade Controls risk. In particular, Russia is subject to expansive and evolving sanctions and export control measures imposed by the United States and allied jurisdictions, including broad restrictions on the export, reexport, and transfer of a wide range of goods, software, and technology. The regulatory landscape applicable to Russia continues to evolve; ensuring ongoing compliance in this environment requires sustained vigilance and resource commitment, and the consequences of non-compliance – whether intentional or inadvertent – can be severe. We endeavor to conduct our activities in compliance with all applicable Trade Controls requirements, including those applicable to Russia, but we cannot guarantee full compliance at all times.
Trade Controls and anti-corruption laws and regulations are subject to frequent change, and compliance can be time- and resource-intensive. Although we have training programs in place for our employees, we cannot guarantee that our rules will be followed, nor can we guarantee full compliance with applicable export control and sanctions laws and regulations. Violations of these regimes can result in significant financial penalties, loss of licensing privileges, other administrative penalties, reputational harm, and adverse business impact.
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
In recent years, we have lost market share in certain of our segments because of increased competition in our industry. The recreational powerboat industry, and in particular the performance sport boat category, is highly competitive for consumers and dealers. Competition affects our ability to succeed in the markets we currently serve, and the new markets that we may enter in the future, including most recently the emerging premium adventure dayboat category in which we entered into this fiscal year with the acquisition of Saxdor. Competition is based primarily on brand name, price, product selection and product performance. We compete with several large manufacturers that may have greater financial, marketing and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition and results of operations.
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
Changes in currency exchange rates can adversely affect our results
A portion of our sales are denominated in a currency other than the U.S. dollar. With our recent acquisition of Saxdor, we anticipate a much larger portion of our sales than in the past will be denominated in a currency other than the U.S. dollar, with most of Saxdor’s sales denominated in the Euro. Since our acquisition of Saxdor on March 2, 2026, sales in Europe accounted for approximately 54% of Saxdor’s total revenue. We also continue to sell our other brands worldwide. Consequently, a strong U.S. dollar may adversely affect reported revenues. We maintain a portion of our manufacturing operations in Poland and Australia, which partially mitigates the impact of the volatility of the U.S. dollar in those countries. A portion of our selling, general and administrative costs are transacted in the Polish zloty and Australian dollar as a result.
We also sell U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for our products in these markets may also be adversely affected by a volatile U.S. dollar. We do not currently use hedging or other derivative instruments to mitigate our foreign currency risks.
Inflation and heightened interest rates could adversely affect our financial results.
Inflation has recently had an adverse impact on our business, particularly related to wages and increases in the cost of raw materials and transportation, and may continue to have, an adverse impact on our business, financial condition, and results of operations. Any continued elevated rates or renewed increases could further adversely affect our results.
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
Our dealers require adequate liquidity to finance their operations, including purchases of our boats. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis and on reasonable terms. These sources of financing are vital to our ability to sell products to our dealers through our distribution network. Access to floor plan financing generally facilitates our dealers’ ability to purchase boats from us, and their financed purchases reduce our working capital requirements. If floor plan financing were not available to our dealers, our sales and our working capital levels would be adversely affected as dealers may shift the timing of certain purchases and otherwise reduce the total number of boats that they purchase during any given period. In addition, heightened interest rates could also incentivize dealers to reduce their inventory levels in order to reduce their interest exposure, which may further adversely impact the sales of our boats and our results of operations. For additional information on our dealer network, see "Business--Our Dealer Network and --Dealer Management" above.
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
On July 11, 2025, Mr. Borisch sought leave to amend his complaint and has asserted that the remaining claims he has brought belong to him in his individual capacity. On September 2, 2025, we moved to dismiss Mr. Borisch’s complaint in its entirety. That motion is fully submitted and pending. We intend to vigorously defend ourselves against any claims alleged by Mr. Borisch. We are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024 (“Class Period”). The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the Class Period about the Company's business, operations, and prospects were materially misleading. On July 29, 2025, MBI and the individual defendants entered into a Stipulation and Agreement of Settlement with the Lead Plaintiff. The settlement was approved by the Court on February 9, 2026, and, without admitting fault or liability, provided for a settlement payment amount of $7.8 million for the benefit of a settlement class comprised of all purchasers of MBI securities during the Class Period. The settlement payment was fully funded with proceeds from MBI’s directors and officers insurance carriers.
On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of Malibu Boats, Inc., as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New

York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, these derivative actions were consolidated and stayed pending certain developments in the securities class action. On April 8, 2025, a third stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). On May 16, 2025, a fourth stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants, except for Ritchie Anderson, in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00223). On November 17, 2025, the third and fourth derivative actions were consolidated, and on November 20, 2025, the consolidated case was stayed pending certain developments in the securities class action. The derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. On April 1, 2026, MBI and the stockholders reached an agreement in principle to settle all derivative actions. On July 15, 2026, plaintiffs filed a motion for preliminary settlement approval in the consolidated action pending before the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). The settlement contemplates certain corporate governance reforms by MBI and a payment of $850,000 in attorneys’ fees from MBI to the stockholders’ counsel, and is subject to Court approval. MBI anticipates that the settlement amount will be fully paid with proceeds from MBI's directors and officers insurance carriers.
On February 12, 2025, a stockholder (the “Gray Plaintiff”) filed a putative stockholder class action complaint, as subsequently amended on April 1, 2026, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against MBI, under the caption Gray v. Malibu Boats, Inc., C.A. No. 2025-0151-KSJM (the “Gray Action”), challenging a provision of the Company’s Certificate of Incorporation concerning removal of directors from the Company’s Board of Directors (the “Removal Provision”). Without admitting any wrongdoing or that the Gray Plaintiff’s allegations had any merit, MBI represented to the Gray Plaintiff that no director of MBI shall be removed from his or her position pursuant to the Removal Provision. Believing the prompt resolution of the Gray Action to be in the best interest of MBI and its stockholders, MBI has, in its business judgment, also agreed to pay $75,000 in attorneys’ fees and expenses to the Gray Plaintiff’s counsel (including a $500 service award to the Gray Plaintiff) in full satisfaction of the claim for attorneys’ fees and expenses in the Gray Action. On August 18, 2026, MBI and the Gray Plaintiff filed a stipulation, subject to approval by the Chancery Court, providing for the closure of the case, subject to and upon the Company filing an affidavit with the Chancery Court confirming that this notice has been issued and the Gray Plaintiff filing a voluntary dismissal of the Gray Action, with prejudice only as to the Gray Plaintiff and without prejudice as to any other putative class member. The Chancery Court has not been asked to review or pass judgment on the payment of the attorneys’ fees and expenses or their reasonableness.
The manufacture and sale of boats also exposes us to significant risks associated with product liability, economic loss, personal injury and other claims. If our products are found to be defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and this could give rise to additional product liability or economic loss claims against us and adversely affect our brand image or reputation. During fiscal year 2023, we settled certain product liability matters for $100 million after a jury found that our subsidiary, Malibu Boats, LLC, and another entity that was the manufacturer of the boat at issue, Malibu Boats West, Inc., negligently failed to warn of a hazard posed by the boat and that such failure was a proximate cause of the death of a passenger in the boat. Malibu Boats West, Inc. is not, and has never been, a subsidiary of ours but was a separate legal entity whose assets were purchased by Malibu Boats, LLC in 2006.
We recently have been named in a complaint filed on July 17, 2026 by Brad Knighton and Britney Knighton, individually, as personal representative of the Estate of O.K., a deceased minor child, and as guardians of O.B.K. and B.E.K., minors, against Cobalt Boats, LLC, Malibu Boats, LLC, Malibu Boats Holdings, LLC, and Malibu Boats, Inc. in the United States District Court for the District of South Carolina, Florence Division, in admiralty (Case No. 4:26-cv-02936-JD). The complaint arises from a boating accident that occurred on July 19, 2023 involving a 2006 model year Cobalt 232 bowrider vessel and alleges that the vessel was defective due to inadequate warnings regarding hazards associated with occupancy of the vessel's open bow seating area under certain operating conditions. Plaintiffs assert claims for strict products liability (failure to warn), negligence, breach of implied warranty of merchantability, wrongful death, survival, and negligent infliction of emotional distress, and seek compensatory and punitive damages in an unspecified amount. No defendant has been served with process, and no defendant has filed a responsive pleading. We maintain product liability insurance that is applicable to this case. We are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
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
We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable. As of June 30, 2026, the balance of total goodwill and indefinite-lived intangible assets was $241.5 million, which represents approximately 24.2% of total assets. That amount includes $27.1 million of goodwill arising from our acquisition of Saxdor in March 2026. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.
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
Changes in laws and policies governing foreign trade could adversely affect our business and trigger retaliatory actions by affected countries. There is significant uncertainty with respect to future trade regulations, including U.S. tariffs and penalties on products manufactured outside the U.S., and with respect to existing international trade agreements. The U.S. presidential administration has imposed substantial tariffs affecting a wide range of products and jurisdictions. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. The institution of global trade tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls have the potential to adversely impact the U.S. economy, our industry, our suppliers, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition, and results of operations. We estimate that 18-20% of our cost of sales for our brands located in the U.S. are sourced from outside the United States and thus we have the potential to be materially impacted by tariffs in future periods. In addition, following our acquisition of Saxdor, we manufacture boats in

Finland and Poland, a portion of which are imported into the United States and are subject to applicable U.S. tariffs on European-origin goods.
In addition to increased costs as a result of these tariffs, we may face supply chain disruptions and delays that negatively impact our cost of materials and production processes. The uncertain trade policy environment may also contribute to declining consumer confidence, which could decrease demand for our products. If we are unable to mitigate any potential impacts through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects and/or our ability to create or execute our long-term plans or goals could be negatively affected.
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
Malibu Boats, Inc. is a holding company and has no material assets other than its ownership of LLC Units in the LLC. Malibu Boats, Inc. has no independent means of generating revenue. We intend to cause the LLC to make distributions to its unit holders in an amount sufficient to cover all applicable taxes at assumed tax rates and payments under the tax receivable agreement. To the extent that Malibu Boats, Inc. needs funds, and the LLC is restricted from making such distributions under applicable law or regulation or under the terms of its financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. For example, our credit agreement generally prohibits the LLC and our other subsidiaries who are parties to the credit agreement from paying dividends or making distributions to Malibu Boats, Inc., without compliance with certain financial covenants. However, our credit agreement permits (i) distributions to members of the LLC, including Malibu Boats, Inc., based on the member’s allocated taxable income, (ii) distributions to fund payments that are required under our tax receivable agreement, (iii) purchases of stock or stock options of the LLC from former officers, directors or employees of loan parties under the credit agreement or payments pursuant to stock option and other benefit plans up to $5.0 million in any fiscal year, and (iv) repurchases of the outstanding stock and LLC units of Malibu Boats, Inc. and LLC.
Our credit agreement contains restrictive covenants which may limit our operating flexibility and may impair our ability to access sufficient capital to operate our business.
We rely on our credit facility to provide us with adequate liquidity to operate our business. Our credit agreement contains restrictive covenants regarding indebtedness, liens, fundamental changes, investments, share repurchases, dividends and distributions, disposition of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes, governmental regulation, outbound investment rules and transfer of material intellectual property rights to non-loan parties. The credit agreement also requires compliance with financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200.0 million, subject to the terms of the credit agreement and only if existing or new lenders choose to provide additional term or revolving commitments. Any incremental revolving commitments or term loan facility established under the credit agreement will also be subject to these same covenants and restrictions.
These covenants may affect our ability to operate and finance our business as we deem appropriate. Violation of these covenants could constitute an event of default under our credit agreement. If there were an event of default under the credit agreement, our lenders could reduce or terminate our access to amounts under our credit facilities or declare all of the indebtedness outstanding under our credit facility immediately due and payable. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to continue funding our operations or to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our credit facility. If amounts outstanding under the credit facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under our credit agreement could have a material adverse effect on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our term loan and our revolving credit facility governed by our credit agreement are at variable rates of interest and expose us to interest rate risk. During the past year, interest rates have been increasing, which results in increased debt service obligations under our credit agreement even if our amount borrowed remains the same. Borrowings under our credit agreement bear interest at a variable rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month Term SOFR plus 1% (the “Base Rate”) or (ii) SOFR, in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin will be based upon the consolidated leverage ratio of the LLC and its subsidiaries.
We entered into fourth amended and restated credit agreement on July 10, 2026, which provides us with a $100.0 million term loan and $250.0 million revolving credit facility. Upon entering into the new credit agreement on July 10, 2026, we borrowed the full $100.0 million under the term loan facility and used the net proceeds to repay amounts outstanding under our prior revolving credit facility. We had $65.0 million outstanding under the revolving credit facility after such repayment. Assuming no additional repayments or borrowings on our term loan or revolving credit facility after July 10, 2026, our expected cash interest payments, including accrued interest outstanding at July 10, 2026, would be approximately $8.2 million within the next 12 months based on the weighted average interest rate at July 10, 2026 of 4.95%. If the rate used to calculate interest on our outstanding debt under our credit agreement were to increase by 1.0%, we would expect to incur additional interest expense on such indebtedness as of July 10, 2026 of approximately $1.7 million on an annualized basis.
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
We expect that the payments that Malibu Boats, Inc. may make under the tax receivable agreement may be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the agreement, we expect that future payments under the tax receivable agreement relating to the purchases by Malibu Boats, Inc. of LLC Units will be approximately $38.7 million over the next fifteen (15) years. Future payments to pre-IPO owners (or their permitted assignees) in respect of subsequent exchanges or purchases would be in addition to these amounts and are expected to be substantial. The foregoing numbers are estimates and the actual payments could differ materially. It is possible that future transactions or events, such as changes in tax legislation, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments.
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
In June 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units (the "2026 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company's existing 2026 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. We repurchased 1,243,996 shares of Class A Common Stock for $33.9 million in cash including related fees and expenses in fiscal year 2026. In June 2026, our Board of Directors authorized a new stock repurchase program (the "2027 Repurchase Program") to allow for the repurchase of up to $70.0 million of our Class A Common Stock for the period from July 1, 2026 to June 30, 2027. We may purchase shares under repurchase authorizations from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital or implement a successful cash management strategy, including with respect to returning value to our stockholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in stockholder value.
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.
Our closing stock price ranged from $23.96 per share to $39.52 per share during fiscal year 2026. The market price of our Class A Common Stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our Class A Common Stock.
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
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The audit committee reports to the full board of directors regarding its oversight of the Company’s cybersecurity risk management processes, and cybersecurity is addressed with the full board of directors at least annually.
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

The audit committee receives periodic reports from our CIO no less frequently than semi-annually concerning the Company’s cybersecurity strategy, the status of the Company’s cybersecurity roadmap and related initiatives, key cybersecurity program metrics and performance indicators, the Company’s significant cybersecurity threats and risks and, and the processes the Company has implemented to identify, assess and address them. The audit committee also receives reports regarding cybersecurity incidents in accordance with the Company’s incident response plan, as described above.
Item 2. Properties
Tennessee
Our Malibu and Axis boats are manufactured in Loudon, Tennessee. We lease the property where we have our 197,000 square-foot facility that is used to manufacture Malibu and Axis boats. This property also includes warehouses and office space. The property is leased pursuant to a lease agreement that has a term through March 31, 2028, with the option to extend for three additional terms of ten years each. We also lease the property where we have our 23,500 square-foot facility that is used to store our warranty parts. This property also includes warehouses and office space. The property is leased pursuant to a lease agreement that has a term through September 30, 2026.
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
On March 1, 2023, we launched our 116,000 square foot Tooling Design Center located on our Pursuit property. The facility is a vertical integration initiative that focuses on the tooling needs across all of our brands.
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
Poland and Finland
Through our acquisition of Saxdor on March 2, 2026, we own and lease manufacturing facilities in Europe where Saxdor brand boats are manufactured and tested. Two facilities are located in Elk and Olecko, Poland with a combined square-footage of 226,000. Our other acquired European facility is located in Larsmo, Finland with a square-footage of 86,000. Our Poland and Finland facilities are used in our Saxdor segment.
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
Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol "MBUU".
On August 24, 2026, the last reported sale price on the Nasdaq Global Select Market of our Class A Common Stock was $29.47 per share. As of August 24, 2026, we had approximately five holders of record of our Class A Common Stock and 12 holders of record of our Class B Common Stock. The actual number of holders of Class A Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares of Class A Common Stock are held in street name by brokers and other nominees.
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
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close at the end of each of the years within the five-year period ended June 30, 2026 for (i) our Class A Common Stock, (ii) the Russell 2000 Index and (iii) the Dow Jones Recreational Product Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our Class A Common Stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Issuer Purchases of Equity Securities
In June 2025, our Board of Directors authorized the 2026 Repurchase Program to allow for the repurchase of up to $50 million of our Class A Common Stock and the LLC's LLC Units for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company's existing 2026 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. Our 2026 Repurchase Program did not obligate us to repurchase a minimum amount of shares. Under the program, shares of Class A Common Stock may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
For the fiscal year ended June 30, 2026, we repurchased 1,243,996 shares of our Class A Common Stock for $33.9 million in cash under the 2026 Repurchase Program, which expired on June 30, 2026.
On June 23, 2026, our Board of Directors authorized the 2027 Repurchase Program to allow for the repurchase of up to $70.0 million of our Class A Common Stock for the period from July 1, 2026 to June 30, 2027. Our 2027 Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of Class A Common Stock may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Stock repurchase activity during the three months ended June 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2026 through April 30, 2026	—	$—	—	$36,090
May 1, 2026 through May 31, 2026	—	—	—	36,090
June 1, 2026 through June 30, 2026	—	—	—	36,090
Total	—	$—	—	$36,090
Unregistered Sales of Equity Securities
Not Applicable.
Equity Compensation Plan Information
Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2026 (the "Proxy Statement"), and is incorporated herein by reference.

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
We currently sell our boats under nine brands as shown in the table below, and we report our results of operations under four reportable segments, Malibu, Saltwater Fishing, Cobalt, and Saxdor. In connection with our acquisition of Saxdor we revised our segment reporting during the quarter ended March 31, 2026 to report our results of operations under the following four reportable segments.

		% of Total Revenues
		Fiscal Year Ended June 30,
Segment	Brands	2026	2025	2024
Malibu	Malibu	34.2%	38.7%	33.7%
	Axis

Saltwater Fishing	Pursuit	31.1%	34.6%	39.5%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	25.5%	26.7%	26.8%

Saxdor	Saxdor	9.2%	—%	—%
Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of June 30, 2026, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.
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
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of June 30, 2026, we are among the market leaders in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
Our Saxdor segment participates in the manufacturing, distribution, marketing and sale throughout the world of Saxdor boats. Our Saxdor boats expand our product offerings into the premium adventure dayboat market, including boats with lengths over 40 feet. Through our acquisition of Saxdor on March 2, 2026, we have expanded our international footprint to 68 countries. Retail prices for our Saxdor boats typically range from $130,000 to $825,000.
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2026, our distribution channel consisted of over 345 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal years 2026 and 2025.
We achieved fiscal year 2026 net sales, net income (loss) and adjusted EBITDA of $914.6 million, $1.7 million and $73.9 million, respectively, compared to $807.6 million, $15.2 million and $74.8 million, respectively, for fiscal year 2025. For the definition of adjusted EBITDA and a reconciliation to net income (loss), see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Acquisition of Saxdor
On March 2, 2026, we acquired all issued and outstanding shares of the capital stock and option rights of Saxdor pursuant to a Securities Purchase Agreement (the "Purchase Agreement") for a purchase price consisting of (i) €111.6 million or approximately $131.3 million in cash, as adjusted for customary adjustments set forth in the Purchase Agreement, and (ii) 1,523,794 shares of our Class A common stock. The cash consideration was financed through cash on hand and borrowings under our existing credit facility. See Note 4 - Acquisition for further details on changes from the initial measurement at the date of acquisition. The inputs to the aggregate purchase price described above differ from our closing 8-K filed for the Saxdor acquisition.
Additionally, we may pay up to a maximum of €71.3 million or $84.2 million in potential earnout payments ("the earnout consideration") to the sellers to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the “earnout period”), respectively, if certain requirements are met. The current fair value of potential earnout consideration is €26.2 million, or approximately $29.9 million. The earnout consideration may be paid in the form of cash, common stock or a combination thereof, as calculated and determined in accordance with the Purchase Agreement. The form of earnout consideration to be paid is at our sole discretion. The Purchase Agreement also includes certain operating covenants, restrictions, and acceleration provisions applicable during the earnout period. An amount of €1.5 million or approximately $1.7 million related to post-closing adjustments to the purchase price was recorded during our fourth quarter as an offset to the contingent earnout liability as the Company intends, and has the legal right, to withhold such amount from future earnout payments. See Note 4 - Acquisition for further details on changes from the initial measurement at the date of acquisition.
Outlook
The recreational power boat industry continues to be challenged by macro-economic factors, including inflation and elevated interest rates, that have increased the cost of production and taken many interest rate sensitive buyers out of the market. In the past year, additional tariffs have also been introduced or proposed, as discussed below, and we are monitoring the impact they may have on cost of production, pricing and demand. Simultaneously, less price sensitive buyers have been purchasing larger, more feature-rich boats with higher average selling prices.
Dealer inventories declined during fiscal 2026 as we maintained a disciplined approach to wholesale shipments, and we expect a modest further reduction in dealer inventories in fiscal year 2027. We expect retail demand to remain soft in fiscal 2027 amid continued macroeconomic uncertainty, and we expect promotional activity and dealer incentive costs, including floor plan interest support, to remain elevated relative to historical levels.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. We believe our strong brands, new product pipeline, strong dealer network and ability to increase production will allow us to maintain, and potentially expand, our leading market positions. Our newest acquisition, Saxdor, is in the early stages of integration into the business and expected synergies have the potential to be realized over the coming years. We believe enhancing manufacturing capabilities combined with diligent management of dealer networks will position Saxdor for continued growth.
Our financial results and operations have been, and will continue to be, impacted by events outside of our control, including trade policies and tariffs, inflationary pressures, interest rates, material shortages, weather events, foreign currency fluctuations and global economic uncertainty. The current international trade and regulatory environment is subject to significant ongoing uncertainty. Beginning in calendar year 2025, the U.S. presidential administration has imposed substantial new tariffs affecting a wide range of products and jurisdictions. In response, some countries have implemented, and other countries may implement, countermeasures in response to U.S. tariffs. We estimate that 18-20% of our cost of sales for our brands located in the U.S. are sourced from outside the United States. In addition, following our acquisition of Saxdor, we manufacture boats in Finland and Poland, a portion of which are imported into the United States and are subject to applicable U.S. tariffs on European-origin goods. As a result we have the potential to be materially impacted by tariffs in future periods. We are continuing to monitor the potential long-term impact of tariffs and are taking a proactive approach to mitigating material supply chain risks. We expect to incur material costs in fiscal year 2027 due to new tariff exposure of approximately 1.5% to 3% of cost of sales, which includes Saxdor boats shipped to the U.S. and is assuming current tariff rates. We expect to largely offset these added costs by recent price increases.
With the addition of our European operations after our acquisition of Saxdor, we are also more sensitive to fluctuations in foreign currency exchange rates.
In the near term, we expect to continue to experience reduced retail consumer demand for our products and a competitive promotional environment. However, we will maintain our disciplined approach to dealer health and leverage our strong balance sheet, and cash generation to continue investing in the business.
In July 2026, we entered into an amended and restated credit agreement providing a $250 million revolving credit facility and a $100 million term loan maturing in 2031, which, together with our $70 million share repurchase authorization, provides flexibility to continue investing in growth while returning capital to shareholders.
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
Inflation has impacted the prices of our materials and our labor costs, which has had a negative impact on our gross margin and our operations. For example, in recent years the market prices of certain materials and components used in manufacturing our products, especially resins that are made with hydrocarbon, feedstocks, copper, aluminum and stainless steel, have increased. Further, new boat buyers often finance their purchases. Efforts to stop or limit inflation have resulted in higher interest rates that translate into an increased cost of boat ownership. We have seen increased interest rates for our customers throughout calendar years 2024 and 2025. In 2026, interest rates improved slightly, but were still considered elevated. Should inflation and interest rates continue at elevated rates, we may experience less retail demand because prospective consumers may choose to forgo or delay their purchases or buy a less expensive or used boat. We intend to minimize the effect of inflation through selective price increases, cost reductions and improved productivity.
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
Product Mix
We leverage our robust product offering and additional features to enhance our sales growth and gross margins. Our product mix, as it relates to our brands, types of boats and features, not only makes our offerings attractive to consumers but also helps drive higher sales and margins. Historically, we have been able to realize higher sales and margins when we sell larger boats compared to our smaller boats, our premium brands compared to our entry-level brands and our boats that are fully-equipped with optional features. We intend to continue to develop new features and models and maintain an attractive product mix that optimizes sales growth and margins.
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
We completed the build-out of our Tooling Design Center at our Pursuit facility in Florida in March 2023. The Tooling Design Center is a vertical integration initiative focusing on the tooling needs for our Malibu, Cobalt, Maverick and Pursuit boats. This vertical integration initiative, discussed further below, is part of a multi-year plan to bring our product tooling in-house, which has the potential to help us better control capital expenditures, improve tooling quality, and improve innovation.
Dealer Network, Dealer Financing and Incentives
We rely on our dealer network to distribute and sell our products. We believe we have developed one of the strongest distribution networks across the recreational boating markets in which we compete. To improve and expand our network and compete effectively for dealers, we regularly monitor and assess the performance of our dealers and evaluate dealer locations and geographic coverage in order to identify potential market opportunities. In March 2026, we expanded our dealer footprint to

68 countries with the acquisition of Saxdor. We intend to continue to add dealers in new territories in the United States as well as internationally, which we believe will result in increased unit sales.
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
Vertical Integration
We have vertically integrated a number of key components of our manufacturing process, including the manufacturing of our Monsoon engines, boat trailers, towers and tower accessories, machined billet parts, EVA flooring, custom metal fabricated parts, wiring harnesses and most recently, certain tooling for our various brands. We began producing our own engines, branded as Malibu Monsoon engines, in our Malibu and Axis boats for model year 2019. Starting in fiscal year 2024, we began offering Monsoon sterndrive engines to our Cobalt dealers and customers. In the second half of fiscal year 2024, we rolled out our Monsoon engines into Cobalt’s surf boats. We believe our vertical integration initiatives will reduce our reliance on third-party suppliers while reducing the risk that a change in cost or production from any third-party supplier could adversely affect our business. In fiscal year 2022, we began manufacturing our own wiring harnesses in order to reduce the risk of production delays due to delays in receipt of wiring harnesses from third-party suppliers. In March 2023, we launched our Tooling Design Center located on our Pursuit campus. The Tooling Design Center has potential to help us better control capital expenditures, improve tooling quality, and increase volumes.
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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Discounts, rebates and free flooring —consists of discounts, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu, Cobalt and Saltwater Fishing segments, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified discount off invoice for eligible wholesale volume purchased during the period. For our Saxdor segment, discounts are provided to all dealers under a profitability-based model. If a dealer, for any of our brands, meets its quarterly, semi-annual, or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats may also be entitled to have us pay the interest to floor the boat for a period of time, which incentive we refer to as "free flooring". From time to time, we may extend the flooring program to eligible models beyond the off season period. For more information, see "Item 1. Business - Dealer Management."
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
Other expense, Net
Other expense, net, consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense can include adjustments to our tax receivable agreement liability and changes to the fair value of the contingent earnout liability as well as foreign currency translation gain/loss on the contingent earnout liability.
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
Net Income (Loss) Attributable to Non-controlling Interest
As of June 30, 2026 and 2025, we had a 98.6% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income (loss) attributable to non-controlling interest represents the portion of net income (loss) attributable to the non-controlling LLC members.
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

	Fiscal Year Ended June 30,
	2026		2025		2024
	$	% Revenue	$	% Revenue	$	% Revenue
Net sales	914,590	100.0%	807,561	100.0%	829,035	100.0%
Cost of sales	768,070	84.0%	663,470	82.2%	681,940	82.3%
Gross profit	146,520	16.0%	144,091	17.8%	147,095	17.7%
Operating expenses:
Selling and marketing	27,480	3.0%	23,071	2.9%	22,784	2.7%
General and administrative	105,136	11.5%	92,460	11.4%	76,323	9.2%
Goodwill and other intangible asset impairment	—	—%	—	—%	88,389	10.7%
Abandonment of construction in process	—	—%	—	—%	8,735	1.1%
Amortization	10,805	1.2%	6,799	0.8%	6,811	0.8%
Operating income (loss)	3,099	0.3%	21,761	2.7%	(55,947)	(6.7)%
Other expense (income), net:
Other income, net	(2,907)	(0.3)%	(385)	—%	(4)	—%
Interest expense	3,559	0.4%	1,883	0.2%	1,842	0.2%
Other expense, net	652	0.1%	1,498	0.2%	1,838	0.2%
Income (loss) before provision (benefit) for income taxes	2,447	0.3%	20,263	2.5%	(57,785)	(7.0)%
Provision (benefit) for income taxes	740	0.1%	5,023	0.6%	(1,342)	(0.2)%
Net income (loss)	1,707	0.2%	15,240	1.9%	(56,443)	(6.8)%
Net income (loss) attributable to non-controlling interest	54	—%	361	—%	(531)	(0.1)%
Net income (loss) attributable to Malibu Boats, Inc.	1,653	0.2%	14,879	1.8%	(55,912)	(6.7)%

	Fiscal Year Ended June 30,
	2026		2025		2024
	Unit Volumes	% Total	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	2,150	43.5%	2,223	45.4%	2,181	40.5%
Saltwater Fishing	1,213	24.5%	1,266	25.8%	1,633	30.3%
Cobalt	1,335	27.0%	1,409	28.8%	1,571	29.2%
Saxdor	246	5.0%	—	—%	—	—%
Total Units	4,944		4,898		5,385

Net sales per unit	$184,990		$164,876		$153,953

Comparison of the Fiscal Year Ended June 30, 2026 to the Fiscal Year Ended June 30, 2025
Net Sales
Net sales for fiscal year 2026 increased $107.0 million, or 13.3%, to $914.6 million, compared to fiscal year 2025. The increase in net sales was driven primarily by $84.3 million of revenue from the new Saxdor segment due to the recent acquisition, a favorable model mix across all three existing segments and year-over-year price increases, partially offset by decreased unit volumes across all three existing segments resulting primarily from lower wholesale shipments. Unit volume for fiscal year 2026 increased 46 units, or 0.9%, to 4,944 units compared to fiscal year 2025. Our unit volume increased primarily due to an additional 246 units contributed by Saxdor, partially offset by lower wholesale shipments across all three existing segments driven by lower retail activity.
Net sales attributable to our Malibu segment increased $0.21 million, or 0.07%, to $312.9 million for fiscal year 2026 compared to fiscal year 2025. Unit volumes attributable to our Malibu segment decreased 73 units for fiscal year 2026 compared to fiscal year 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period. The increase in net sales was primarily driven by a favorable model mix and year-over-year price increases, partially offset by a decrease in units.
Net sales attributable to our Saltwater Fishing segment increased $4.4 million, or 1.6%, to $284.0 million for fiscal year 2026 compared to fiscal year 2025. Unit volumes decreased 53 units for fiscal year 2026 compared to fiscal year 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period. The increase in net sales was driven by a favorable model mix and year-over-year price increases, partially offset by a decrease in units.
Net sales attributable to our Cobalt segment increased $18.1 million, or 8.4%, to $233.4 million for fiscal year 2026 compared to fiscal year 2025. Unit volumes attributable to Cobalt decreased 74 units for fiscal year 2026 compared to fiscal year 2025, primarily due to lower wholesale shipments driven by lower retail activity and our dealers' desire to hold less inventory. The increase in net sales was driven primarily by a favorable model mix and year-over-year price increases, partially offset by a decrease in units.
Since our acquisition on March 2, 2026, net sales and unit volume attributable to our Saxdor segment were $84.3 million and 246 units, respectively for the year ended June 30, 2026.
Overall consolidated net sales per unit increased 12.2% to $184,990 per unit for fiscal year 2026 compared to fiscal year 2025. Net sales per unit for our Malibu segment increased 3.5% to $145,538 per unit for fiscal year 2026 compared to fiscal year 2025, driven by a favorable model mix and year-over-year price increases, partially offset by increased dealer incentive costs per unit. Net sales per unit for our Saltwater Fishing segment increased 6.0% to $234,135 per unit for fiscal year 2026 compared to fiscal year 2025, driven by a favorable model mix and year-over-year price increases, partially offset by increased dealer incentive costs per unit. Net sales per unit for our Cobalt segment increased 14.4% to $174,812 per unit for fiscal year 2026 compared to fiscal year 2025, driven by favorable model mix and year-over-year price increases. Since our acquisition on March 2, 2026, net sales per unit for our Saxdor segment was $342,695.
Cost of Sales
Cost of sales for fiscal year 2026 increased $104.6 million, or 15.8%, to $768.1 million compared to fiscal year 2025. The increase in cost of sales was primarily driven by cost of sales from the new Saxdor segment due to the recent acquisition and higher per unit material and labor costs for the Malibu, Saltwater Fishing, and Cobalt segments. In the Malibu segment, per unit material and labor costs increased by $10.9 million driven by a more expensive model mix that corresponded with higher net sales per unit and inflationary pressures. In the Saltwater Fishing segment, per unit material and labor costs increased $16.9 million driven by a more expensive model mix that corresponded with higher net sales per unit and inflationary pressures. In the Cobalt segment, per unit material and labor costs increased $21.9 million driven by a more expensive model mix that corresponded with higher net sales per unit and inflationary pressures.
Gross Profit
Gross profit for fiscal year 2026 increased $2.4 million, or 1.7%, compared to fiscal year 2025. The increase in gross profit was driven primarily by higher net sales, partially offset by increased cost of sales for the reasons noted above. Gross margin for fiscal year 2026 decreased 180 basis points from 17.8% to 16.0% driven primarily by higher per unit material and labor costs.

Operating Expenses

General and administrative expense for fiscal year 2026 increased $12.7 million, or 13.7%, to $105.1 million compared to fiscal year 2025. The increase in general and administrative expenses was primarily driven by acquisition related expenses incurred due to the Saxdor acquisition, an incremental increase due to the new Saxdor segment and increases in incentive pay and salaries, partially offset by a $3.5 million legal settlement in fiscal year 2025 along with decreased legal fees. As a percentage of sales, general and administrative expenses increased 10 basis points to 11.5% for fiscal year 2026 compared to 11.4% for fiscal year 2025. Selling and marketing expense for fiscal year 2026 increased $4.4 million, or 19.1% to $27.5 million compared to fiscal year 2025. The increase was driven primarily by higher personnel-related expenses and marketing events and an incremental increase due to the new Saxdor segment. As a percentage of sales, selling and marketing expense increased 10 basis points to 3.0% for fiscal year 2026 compared to 2.9% for fiscal year 2025. Amortization expense for fiscal year 2026 increased $4.0 million to $10.8 million due to the additional intangibles acquired from the Saxdor acquisition.
Other Expense, Net
Other expense, net for fiscal year 2026 decreased by $0.8 million, or 56.5% to $0.7 million as compared to fiscal year 2025. The decrease in other expense was due to other income from the reduction in the fair value of the contingent earnout liability as well as a gain in foreign currency translation related to the contingent earnout liability and other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of OB3 tax reform changes, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. This decrease of other expense was partially offset by increased interest expense of $1.7 million because of additional borrowings in the current year under our revolving credit facility to partially finance the purchase price for the Saxdor acquisition.
Provision (benefit) for income taxes
Our provision (benefit) for income taxes for fiscal year 2026 decreased $4.3 million, or 85.3% to $0.7 million compared to fiscal year 2025. This decrease was primarily driven by lower pre-tax earnings and corresponding state taxes, as well as Saxdor tax provision benefits. For fiscal year 2026, our effective tax rate of 30.2% was increased by shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, the impact of the change in tax law enacted (in accordance with OB3) through remeasurement of our deferred tax assets, U.S. state taxes, and foreign rate differentials. These increases were partially offset by Saxdor provision benefits, including transfer tax payments, U.S. research tax credits, and the impact of non-controlling interests in the LLC. For fiscal year 2025, our effective tax rate of 24.8% was increased by a shortfall expense generated by certain stock-based compensation, certain federal tax code limitations, and the impact of U.S. state taxes. These increases were partially offset by research tax credits.
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive (loss) income is computed by multiplying pre-tax income (loss) for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2026 and 2025, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.4% and 1.6%, respectively.
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
Non-controlling interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our consolidated statements of operations and comprehensive (loss) income is computed by multiplying pre-tax income (loss) for the applicable fiscal year by the percentage ownership in the LLC not directly attributable to us. For fiscal years 2025 and 2024, the weighted average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.6% and 1.9%, respectively.

GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation, amortization, goodwill and other intangible asset impairment expense and non-cash, non-operating expenses or other expenses that we do not believe are indicative of our ongoing expenses, including abandonment of construction in process, litigation settlements, acquisition and integration related expenses, adjustment to earnout liability, certain professional fees, non-cash compensation expense and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income (loss) as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
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
The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted EBITDA and presentation of net income (loss) margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Net income (loss)	$1,707	$15,240	$(56,443)
Provision (benefit) for income taxes	740	5,023	(1,342)
Interest expense	3,559	1,883	1,842
Depreciation	33,147	31,794	26,178
Amortization	10,805	6,799	6,811
Goodwill and other intangible asset impairment [1]	—	—	88,389
Abandonment of construction in process [2]	—	—	8,735
Litigation settlement [3]	—	3,500	—
Acquisition related step-up inventory amortization [4]	3,128	—	—
Acquisition and integration related expenses [5]	14,773	—	—
Adjustment to earnout liability [6]	(2,449)	—	—
Professional fees [7]	3,952	4,962	3,096
Stock-based compensation expense [8]	5,603	5,916	4,935
Adjustment to tax receivable agreement liability[9]	(1,029)	(347)	36
Adjusted EBITDA	$73,936	$74,770	$82,237
Net Sales	$914,590	$807,561	$829,035
Net Income (Loss) Margin [10]	0.2%	1.9%	(6.8)%
Adjusted EBITDA Margin [10]	8.1%	9.3%	9.9%

(1)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)
We recorded a non-cash charge of $8.7 million in fiscal year 2024 associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process of our Consolidated Statements of Operations and Comprehensive (Loss) Income.

(3)	Represents the amount paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(4)
Acquisition related step-up inventory amortization represents the amortization of the fair value step-up in Saxdor's inventories resulting from the acquisition of Saxdor, which is recorded within Cost of goods sold. See Note 4 — Acquisition for additional information.

(5)	Represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Saxdor on March 2, 2026.
(6)	Represents the change in the contingent consideration (earnout) liability recognized in connection with the acquisition of Saxdor on March 2, 2026. See Note 4 — Acquisition for additional information.
(7)	For fiscal year 2026 and 2025, represents legal and advisory fees, netted with insurance payments, related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For fiscal year 2024, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to Batchelder matters.
(8)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(9)
For fiscal year 2026, we recognized other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rate used in computing our future tax obligations used as a result of tax reform changes in H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OB3") and in turn, a $1.0 million decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2025, we recognized other income from an adjustment in our tax receivable agreement liability mainly due to a decrease in the state tax rate used in computing our future tax obligations and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners. For fiscal year 2024, we recognized other expense from an adjustment in our tax receivable agreement liability due to an increase in the state tax rate used in computing our future tax obligations and in turn, an increase in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners.

(10)	We calculate net income (loss) margin as net income (loss) divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Adjusted Net Income Per Share

Adjusted net income per share is a non-GAAP financial measure that is used and disclosed by management in order to give management and its investors and analysts a more accurate picture of our underlying earnings performance. Adjusted net income per share, excludes items that management does not believe are indicative of our core operating performance.
We define adjusted net income per share as net income (loss) attributable to Malibu Boats, Inc. per share, excluding income tax expense (benefit), before goodwill and other intangible asset impairment expense and non-cash, non-operating expenses, or other expenses that we do not believe are indicative of our ongoing expenses, including abandonment of construction in process, litigation settlements, acquisition related amortization, acquisition and integration related expenses, adjustment to earnout liability, certain professional fees and non-cash compensation expense, and reflecting an adjustment for income tax expense on adjusted income before income taxes at our estimated effective income tax rate.
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
The following table sets forth a reconciliation of net income (loss) per share attributable to Malibu Boats, Inc. as determined in accordance with GAAP to adjusted net income per share for the periods indicated (dollars in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Net income (loss) attributable to Malibu Boats, Inc.	$1,653	$14,879	$(55,912)
Provision (benefit) for income taxes	740	5,023	(1,342)
Goodwill and other intangible asset impairment [1]	—	—	88,389
Abandonment of construction in process [2]	—	—	8,735
Litigation settlement [3]	—	3,500	—
Acquisition related amortization [4]	10,653	6,653	6,672
Acquisition related step-up inventory amortization [5]	3,128	—	—
Acquisition and integration related expenses [6]	14,773	—	—
Adjustment to earnout liability [7]	(2,449)	—	—
Professional fees [8]	3,952	4,962	3,096
Stock-based compensation expense [9]	5,603	5,916	4,935
Adjusted income before taxes	38,053	40,933	54,573
Income tax expense on adjusted income before income taxes [10]	8,638	10,029	13,370
Adjusted net income	$29,415	$30,904	$41,203

Basic weighted-average shares outstanding	19,304,771	19,664,337	20,439,449

	Fiscal Year Ended June 30,
	2026	2025	2024
Net income (loss) attributable to Malibu Boats, Inc.	$0.09	$0.76	$(2.74)
Provision (benefit) for income taxes	0.04	0.26	(0.07)
Goodwill and other intangible asset impairment [1]	—	—	4.32
Abandonment of construction in process [2]	—	—	0.43
Litigation settlement [3]	—	0.18	—
Acquisition related amortization [4]	0.55	0.34	0.33
Acquisition related step-up inventory amortization [5]	0.16	—	—
Acquisition and integration related expenses [6]	0.77	—	—
Adjustment to earnout liability [7]	(0.13)	—	—
Professional fees [8]	0.20	0.25	0.15
Stock-based compensation expense [9]	0.29	0.30	0.24
Adjusted income before taxes	1.97	2.09	2.66
Income tax expense on adjusted income before income taxes [10]	0.45	0.51	0.65
Adjusted net income	$1.52	$1.58	$2.01

(1)	Represents impairment of goodwill and trade names related to our Maverick Boat Group reporting unit in the amounts of $49.2 million and $39.2 million, respectively.
(2)
We recorded a non-cash charge of $8.7 million in fiscal year 2024 associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the Abandonment of construction in process of our Consolidated Statements of Operations and Comprehensive (Loss) Income.

(3)	Represents the amount paid pursuant to a settlement agreement with the Chapter 11 trustee (the "Trustee") for Tommy's Fort Worth LLC and its affiliate debtors.
(4)	Represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit, Cobalt, and Saxdor.
(5)
Acquisition related step-up inventory amortization represents the amortization of the fair value step-up in Saxdor's inventories resulting from the acquisition of Saxdor, which is recorded within Cost of goods sold. See Note 4 — Acquisition for additional information.

(6)	Represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Saxdor on March 2, 2026.
(7)	Represents the change in the contingent consideration (earnout) liability recognized in connection with the acquisition of Saxdor on March 2, 2026. See Note 4 — Acquisition for additional information.
(8)	For fiscal year 2026 and 2025, represents legal and advisory fees, netted with insurance payments, related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For fiscal year 2024, represents legal and advisory fees related to ongoing litigation with our insurance carriers related to Batchelder matters.
(9)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(10)
Reflects income tax expense at an estimated normalized annual effective income tax rate of 22.7% for fiscal year 2026, and 24.5% of income before taxes for fiscal year 2025, and 2024. The estimated normalized annual effective income tax rate for fiscal years 2026, 2025, and 2024 is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived intangible income deduction, and foreign income taxes attributable to our international subsidiaries.

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
Material Cash Requirements
Our typical uses of cash are for capital expenditures, debt service obligations, payments under our tax receivables agreement, our lease obligations, and return of capital to our stockholders, which has typically been accomplished through our stock repurchase programs. In addition, we borrowed $140 million under our revolving credit facility in March 2026 to partially fund our purchase of Saxdor. Our acquisition of Saxdor also provides for up to €71.3 million or $84.2 million in potential earnout payments (the “earnout consideration”) to the sellers during the calendar years 2027, 2028 and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the "earnout period"), subject to the achievement of certain specified post-closing operating and financial targets. The earnout consideration may be paid in the form of cash, Common Stock or a combination thereof. The form of earnout consideration to be paid is at our sole discretion.
Capital Expenditures.
During fiscal year 2026 and 2025, we incurred approximately $24.7 million and $27.9 million in capital expenditures, respectively, primarily for investments in new models, capacity enhancements and vertical integration initiatives.
Principal and Interest Payments.
Our Third Amended and Restated Credit Agreement (the “Third A&R Credit Agreement”) provides us with a revolving credit facility in an aggregate principal amount of up to $350.0 million. As of June 30, 2026, we had $165.0 million outstanding borrowings under our revolving credit facility and $1.8 million in outstanding letters of credit with $183.2 million available for borrowing. That revolving credit facility was set to mature on July 8, 2027.
On July 10, 2026, we entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") providing up to $250.0 million and a term loan facility in an aggregate principal amount of up to $100.0 million, each with a maturity date of July 10, 2031. See below under "Revolving Credit Facility" for additional information regarding our Fourth Amended and Restated Credit Agreement, including the interest rate applicable to any borrowing under such facilities. Assuming no additional repayments or borrowings on our term loan or revolving credit facility after July 10, 2026, our expected cash interest payments, including accrued interest outstanding at July 10, 2026, would be approximately $8.2 million within the next 12 months based on the weighted average interest rate at July 10, 2026 of 4.95%.
Tax Receivable Agreement.
We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivables agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $0.1 million will be due under the tax receivable agreement within the next 12 months. In accordance with the tax receivable agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due by April 15, 2027.

Operating Lease Obligations.
Lease commitments consist principally of leases for our manufacturing facilities. For fiscal year 2027, our expected operating lease payments will be $5.6 million and our total committed lease payments are $13.0 million as of June 30, 2026. Additional information regarding our operating leases is available in Note 12, Leases, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Purchase Obligations.
In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal year 2027. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if canceled. As of June 30, 2026, we had purchase orders in the amount of $84.8 million due within the next 12 months.
Return of Capital/Stock Repurchase Program.
In June 2025, our Board of Directors authorized the 2026 Repurchase Program to allow for the repurchase of up to $50.0 million of our Class A Common Stock and the LLC’s LLC Units for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company's existing 2026 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. During the fiscal year ended June 30, 2026, we repurchased 1,243,996 shares of Class A Common Stock for $33.9 million in cash including related fees and expenses under the 2026 Repurchase Program. On June 23, 2026, our Board of Directors authorized the 2027 Repurchase Program to allow for the repurchase of up to $70.0 million of our Class A Common Stock for the period from July 1, 2026 to June 30, 2027. Our 2027 Share Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of Class A Common Stock may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended at the discretion of management, subject to strategic considerations, market conditions, and other factors. To date, we have returned capital to our stockholders through the repurchase of our stock and have not declared any dividends.

Insurance Litigation related to Batchelder matters

During fiscal year 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We maintain liability insurance applicable to the Batchelder-related matters with coverage up to $26.0 million. As of June 30, 2025 and June 30, 2026, we had received approximately $21.0 million in insurance coverage proceeds, subject in certain cases to reservation of rights by the insurance carriers. We contend that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the Court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. On March 12, 2026, the Georgia Court of Appeals denied both aspects of Chubb's appeal. On April 14, 2026, Chubb filed a petition for a writ of certiorari with the Georgia Supreme Court. We intend to vigorously pursue our claims against the insurance carriers to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.

Potential earnout Payments for Saxdor Acquisition
Under the Purchase Agreement for the Saxdor acquisition, the Sellers can receive a maximum of €71.3 million or $84.2 million in potential earnout consideration to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the “earnout period”), respectively, if certain requirements are met. The current fair value of potential earnout consideration is €26.2 million, or approximately $29.9 million. The earnout consideration may be paid in the form of cash, common stock or a combination thereof, as calculated and determined in accordance with the Purchase Agreement. The form of earnout consideration to be paid is at our sole discretion.

The Purchase Agreement also includes certain operating covenants, restrictions, and acceleration provisions applicable during the earnout period. An amount of €1.5 million or approximately $1.7 million related to post-closing adjustments to the purchase price was recorded during our fourth quarter as an offset to the contingent earnout liability as the Company intends, and has the legal right, to withhold such amount from future earnout payments. See Note 4 - Acquisition for further details on changes from the initial measurement at the date of acquisition.
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
The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Total cash provided by (used in):
Operating activities	$67,509	$56,506	$55,558
Investing activities	(142,616)	(27,374)	(75,842)
Financing activities	111,681	(18,820)	(31,695)
Impact of currency exchange rates on cash balances	843	(255)	(13)
Increase (decrease) in cash	$37,417	$10,057	$(51,992)
Cash Flows From Operating Activities
Net cash provided by operating activities was $67.5 million for fiscal year 2026, compared to $56.5 million for the same period in 2025, an increase of $11.0 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $24.6 million, partially offset by a decrease of $13.6 million in net income (after consideration of non-cash items included in net income (loss), primarily related to depreciation, amortization, deferred tax assets and non-cash compensation). Net cash provided by operating activities was $56.5 million for fiscal year 2025, compared to $55.6 million for the same period in 2024, an increase of $0.9 million. The increase in cash provided by operating activities primarily resulted from a net increase in operating assets and liabilities of $12.2 million.
Cash Flows From Investing Activities
Net cash used in investing activities was $142.6 million for fiscal year 2026 compared to $27.4 million for the same period in 2025, an increase of cash used in investing activities of $115.3 million. The increase in cash used in investing activities was primarily driven by cash paid for the acquisition of Saxdor compared to the same period in 2025. Net cash used in investing activities was $27.4 million for fiscal year 2025 compared to $75.8 million for the same period in 2024, a decrease of cash used in investing activities of $48.4 million. The decrease in cash used in investing activities was primarily related to decreased capital expenditures in fiscal year 2025. We experienced higher capital expenditures in fiscal year 2024 primarily related to the completion of our Roane County, Tennessee facility.
Cash Flows From Financing Activities
Net cash provided by financing activities was $111.7 million for fiscal year 2026 compared to net cash used in financing activities of $18.8 million for fiscal year 2025, an increase of $130.5 million. During fiscal year 2026, we borrowed $147.0 million, net of repayments, under our revolving credit facility to partially fund the acquisition of Saxdor, which was partially offset by our repurchases of $33.9 million of our Class A Common Stock under our current stock repurchase program.
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

Credit Facility
Our indirect subsidiary, Malibu Boats, LLC, or the Borrower, has an outstanding term loan of $100.0 million and a $250.0 million revolving credit facility, each with a maturity date of July 10, 2031, governed by the Credit Agreement. Malibu Boats, LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to the sum of $100.0 million plus such additional amounts so long as the consolidated leverage ratio as of the most recent date for which financial statements have been delivered does not exceed 2.50:1.00, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Upon the closing of the Credit Agreement on July 10, 2026, Malibu Boats, LLC borrowed the full $100.0 million under the term loan facility and used the net proceeds to repay amounts outstanding under its revolving facility governed by the prior credit agreement. Malibu Boats, LLC had $65.0 million outstanding under the revolving credit facility after such repayment.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5%, or one-month Term SOFR plus 1% (the “Base Rate”), (ii) SOFR, (iii) alternative currency term rate, or (iv) alternative currency daily rate, in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings, alternative currency term rate loans, and alternative currency daily rate loans, and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. The Borrower is required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio. Malibu Boats, Inc. was not a party to the prior credit agreement and is not a party to the Credit Agreement. As with the prior credit agreement, the obligations of the Borrower under the Credit Agreement are guaranteed by its parent, the LLC, and, subject to certain exceptions, the present and future subsidiaries of the Borrower, and all such obligations are secured by substantially all of the assets of the LLC, the Borrower and such subsidiary guarantors.
The Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain customary restrictive covenants, among others, regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets (including material intellectual property), transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes and governmental regulation, in each case, subject to customary exceptions.
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
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During fiscal year 2025, we repurchased 22 units under our repurchase agreements, including 19 boats that were related to the bankruptcy with Tommy's Boats totaling $2.5 million. For fiscal year 2026, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 18 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on repurchase commitments.
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
Revenue Recognition
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (boats, parts, or other) is transferred to the customer. For all our brands, with the exception of Saxdor, this occurs when the product is shipped from our location. Saxdor recognizes revenue when the boat is delivered to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We generally manufacture products based on specific orders from dealers and often ship completed products only after receiving credit approval from financial institutions. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives and rebates we offer to our dealers and their customers.
Dealers generally have no rights to return unsold boats. From time to time, however, we may accept returns in limited circumstances and at our discretion under our warranty policy, which generally limits returns to instances of manufacturing defects. We may be obligated, in the event of default by a dealer, to accept returns of unsold boats under our repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. We accrue returns when a repurchase and return, due to the default of one of our dealers, is determined to be probable and the return is reasonably estimable. Historically, product returns resulting from repurchases made under the floor plan financing program have not been material and the returned boats have been subsequently resold above their cost. Our financial exposure is limited to the difference between the amount paid to the finance companies and the amount received on the resale of the repossessed product. Refer to Note 10 and Note 18 related to our product warranty and repurchase commitment obligations, respectively.
Revenue from boat part sales is recorded as the product is shipped from our location for all of our brands. Revenue associated with sales of materials, parts, boats or engine products sold under our exclusive manufacturing and distribution agreement with our Australian subsidiary are eliminated in consolidation. Revenue associated with sales to the independent representative responsible for international sales is recognized in accordance with free on board shipping point terms, the point at which the risks of ownership and loss pass to the representative. A fixed percentage discount is earned by the independent representative at the time of shipment to the representative as a reduction in the price of the boat and is recorded in our consolidated statements of operations and comprehensive (loss) income as a reduction in sales.
We earn royalties on boats shipped with our proprietary wake surfing technology under licensing agreements with various marine manufacturers. Royalty income is recognized when products are used or sold with our patented technology by these other boat manufacturers and industry suppliers. The usage of our technology satisfies the performance obligation in the contract.
Product Warranties
Our standard warranties require us or our dealers to repair or replace defective products during the warranty period at no cost to the consumer. We estimate warranty costs we expect to incur and record a liability for such costs at the time the product revenue is recognized. We utilize historical claims trends and analytical tools to develop the estimate of our warranty obligation on a per boat basis, by brand and warranty year. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Beginning with model year 2016, we increased the term of our limited warranty for Malibu brand boats from three years to five years and for Axis brand boats from two years to five years. Beginning in model year 2018, we increased the term of our bow-to-stern warranty for Cobalt brand boats from three years to five years. Future warranty claims may differ from our estimate of the warranty liability, which could lead to changes in the Company’s warranty liability in future periods. A hypothetical change of a 10% increase or decrease to our estimate of the warranty liability as of June 30, 2026 would have affected net income for the fiscal year ended June 30, 2026 by approximately $4.1 million. Refer to Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report for further information on warranties.
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
For the fiscal years ended June 30, 2026, and June 30, 2025, we performed a qualitative assessment on the reporting units which indicated that the fair value of our reporting units more likely than not exceeded their respective carrying amounts.
During the three months ended March 31, 2024, we determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fiscal year 2024 and fiscal year 2025 forecasts, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fiscal year 2024 and fiscal year 2025 forecast, we performed a goodwill impairment analysis as of March 31, 2024 consistent with our approach for annual impairment testing, including similar models and inputs. Based on such analysis, we determined that its estimated fair value for the Maverick Boat Group reporting unit was less than its carrying value as of March 31, 2024 and recognized an impairment charge of $49.2 million for the three months ended March 31, 2024. For the fiscal year ended June 30, 2024, we performed a qualitative assessment on the remaining reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts
We did not recognize any goodwill impairment charges in the fiscal years ended June 30, 2026 and 2025.
Intangible Assets
Intangible assets consist primarily of backlog, dealer relationships, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite-lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 10 to 20 years, with the exception of backlog related to our Saxdor reporting unit. The backlog has an useful life of 11 months. Backlog is defined as orders taken from customers, but not fulfilled. As such, the estimated useful life is based on the historical order to cash cycle at Saxdor. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The estimated useful lives of the Company’s trade names are based on a number of factors including the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition. In addition, the Company has indefinite-lived intangible assets for acquired trade names.
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
During the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge to trade names of $39.2 million for the three months ended March 31, 2024 related to the Maverick Boat Group reporting unit. The impairment was principally a result of a decline, in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2026 and 2025.
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
The Company recognized $8.7 million for abandonment of construction in process charges related to the ERP (Enterprise resource planning) project during the year ended June 30, 2024. The charge pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income (see Note 7). There was no impairment loss recognized on long-lived assets for the fiscal years ended June 30, 2026 and 2025.
Purchase Price Allocation
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
Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 4.
Fair Value of Contingent Consideration (earnout)
We account for contingent consideration arrangements assumed in business combinations at fair value. In connection with the Saxdor acquisition, we recorded an earnout consideration with an initial fair value of $32.6 million. The potential earnout consideration has a maximum potential payout of $84.2 million, and is to be paid out to the sellers in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the "earnout period"), subject to the achievement of certain specified post-closing operating and financial targets. The earnout consideration may be paid in the form of cash, common stock or a combination thereof, at our sole discretion, as calculated and determined in accordance with the Purchase Agreement. The earnout consideration is classified as a liability, and changes in its fair value are recognized in earnings through the other expense (income), net financial statement line item.
The initial fair value was estimated using a scenario based model as well as a Monte Carlo simulation model. This measurement requires significant judgment regarding projected financial performance over the earnout period and key unobservable inputs, including projected revenue, revenue volatility, and a risk-adjusted discount rate of approximately 18.5% used to adjust the probability-weighted cash flow payments to their present value. Changes in these assumptions could have a significant impact on the determination of fair value. The estimated fair value of the contingent earnout liability decreased by $1.6 million which was recognized as a gain within other expense (income), net, in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal year ended June 30, 2026. See further discussion in Note 4 — Acquisition.

New Accounting Pronouncements
See "Part II, Item 8. Financial Statements and Supplementary Data—Note 1—Organization, Basis of Presentation, and Summary of Significant Accounting Policies—Recent Accounting Pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial condition through adverse changes in financial market prices and rates and inflation. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign exchange rate and interest rate risks. We manage our exposure to these market risks through regular operating and financing activities. In the past, we have also attempted to reduce our market risks through hedging instruments such as interest rate swaps. Although we do not currently participate in hedging, we may, in the future, use it as a strategy to reduce market risks further.
Foreign Exchange Rate Risk
We have operations within the United States, Australia, and Europe, and we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and inflation risks. Our Australian operations purchase key components from our U.S. operations, as well as other U.S. based suppliers, and pay for these purchases in U.S. dollars. With our recent acquisition of Saxdor, we anticipate a much larger portion of our sales than in the past will be denominated in a currency other than the U.S. dollar, with most of Saxdor’s sales denominated in the Euro. Since our acquisition of Saxdor on March 2, 2026, sales in Europe accounted for approximately 54% of Saxdor’s total revenue. We maintain a portion of our manufacturing operations in Poland, Finland, and Australia which partially mitigates the impact of the volatility of the U.S. dollar in those countries. A portion of our selling, general and administrative costs are transacted in the Euro, Polish zloty and Australian dollars as a result. Fluctuations in the foreign exchange rates compared to the U.S. dollar resulted in an immaterial impact from foreign currency translation in the fiscal year ended June 30, 2026. Fluctuations in the foreign exchange rate of the U.S. dollar against the Australian dollar resulted in an immaterial impact in foreign currency translation in the fiscal years ended June 30, 2025 and June 30, 2024. As our European operations were acquired in March 2026, the fluctuations in the foreign exchange rate of the U.S. dollar against the Euro were not measured in any fiscal year prior to the fiscal year ended June 30, 2026.
We are also subject to risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks to our Australian and European operations, we monitor, on a regular basis, the financial condition and position of our subsidiaries who conduct operations in those regions. We do not use derivative instruments to mitigate the impact of our foreign exchange rate risk exposures.
Additionally, the assets and liabilities of our Australian and European subsidiaries are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in the stockholders’ equity section of the accompanying consolidated balance sheets. Revenues and expenses of our foreign subsidiary are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheets that are denominated in a currency other than the functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income (loss).
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our revolving credit facility, which bear interest at variable rates. At June 30, 2026, we had $165.0 million outstanding debt under our revolving credit facility. As of June 30, 2026, the undrawn borrowing amount under our revolving credit facility was $183.2 million .
At June 30, 2026, the weighted average interest rate on our revolving credit facility was 4.92% under the terms of the Third A&R Credit Agreement. Based on a sensitivity analysis at June 30, 2026, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.7 million.
On July 10, 2026, we entered into the Fourth Amended and Restated Credit Agreement providing up to $250.0 million and a term loan facility in an aggregate principal amount of up to $100.0 million, each with a maturity date of July 10, 2031. Based on a sensitivity analysis at July 10, 2026, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.7 million.
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
The Company's management, including its chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2026. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
Based on such assessment the Company's management has concluded that, as of June 30, 2026, its internal control over financial reporting is effective based on those criteria.
The effectiveness of internal control over financial reporting as of June 30, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Malibu Boats, Inc.
Loudon, Tennessee
August 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Malibu Boats, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated August 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Saxdor Yachts Oy during the fiscal year ended June 30, 2026, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2026 Saxdor Yachts Oy's internal control over financial reporting associated with 28.0% of total assets and 9.2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Saxdor Yachts Oy.
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
August 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Malibu Boats, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Malibu Boats, Inc. and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of certain assumptions underlying the product warranty liability for certain brands
As discussed in Note 10 to the consolidated financial statements, the Company's product warranty liability as of June 30, 2026 was $41.2 million. The product warranty liability represents estimated future costs to repair or replace defective products during the warranty period for each boat sold. The Company's estimated future costs to repair or replace defective products includes assumptions regarding the anticipated warranty costs per boat by brand.
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
Fair value measurement of the earnout consideration liability related to achieving specified financial targets associated with the acquisition of Saxdor Yachts Oy
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company recognized an earnout consideration liability at its estimated fair value as of the acquisition date in connection with the acquisition of Saxdor Yachts Oy (Saxdor). The earnout consideration liability consists of achievement of certain specified post-closing operating and financial targets by Saxdor. Subsequent changes to the fair value of the earnout consideration liability are recorded in the consolidated statement of operations in the period of change. The Company estimates the fair value of the earnout consideration liability related to achieving specified financial targets using a Monte Carlo simulation. The fair value of the Saxdor earnout consideration liability as of the acquisition date was $32.6 million, of which a portion relates to the earnout consideration associated with achieving specified financial targets.
We identified the evaluation of the fair value measurement of the earnout consideration liability as of the acquisition date related to achieving specified financial targets as a critical audit matter. Subjective auditor judgment was required to evaluate the forecasted revenues used in the fair value measurement of the earnout consideration liability because it was an unobservable input. Changes in the forecasted revenues could have had an impact on the fair value measurement. Additionally, the evaluation of the fair value of the earnout consideration liability as of the acquisition date related to achieving specified financial targets required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's fair value measurement process for the earnout liability associated with achieving specified financial targets. This included controls related to the development of the forecasted revenues and the overall determination of fair value of the earnout consideration related to achieving specified financial targets. We evaluated the forecasted revenues used in the Company's model by comparing them to historical data, industry benchmarks and other third-party market data. We involved valuation professionals with specialized skills and knowledge, who assisted in developing a fair value estimate of the earnout consideration liability as of the acquisition date related to achieving specified financial targets using an independent Monte Carlo simulation and comparing it to the Company's estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Nashville, Tennessee
August 27, 2026

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2026	2025	2024
Net sales	$914,590	$807,561	$829,035
Cost of sales	768,070	663,470	681,940
Gross profit	146,520	144,091	147,095
Operating expenses:
Selling and marketing	27,480	23,071	22,784
General and administrative	105,136	92,460	76,323
Goodwill and other intangible asset impairment	—	—	88,389
Abandonment of construction in process	—	—	8,735
Amortization	10,805	6,799	6,811
Operating income (loss)	3,099	21,761	(55,947)
Other expense (income), net
Other income	(2,907)	(385)	(4)
Interest expense	3,559	1,883	1,842
Other expense, net	652	1,498	1,838
Income (loss) before provision (benefit) for income taxes	2,447	20,263	(57,785)
Provision (benefit) for income taxes	740	5,023	(1,342)
Net income (loss)	1,707	15,240	(56,443)
Net income (loss) attributable to non-controlling interest	54	361	(531)
Net income (loss) attributable to Malibu Boats, Inc.	$1,653	$14,879	$(55,912)

Comprehensive (loss) income:
Net income (loss)	$1,707	$15,240	$(56,443)
Other comprehensive (loss) income
Change in cumulative translation adjustment	(5,985)	(448)	142
Other comprehensive (loss) income	(5,985)	(448)	142
Comprehensive (loss) income	(4,278)	14,792	(56,301)
Less: comprehensive (loss) income attributable to non-controlling interest, net of tax	(15)	346	(516)
Comprehensive (loss) income attributable to Malibu Boats, Inc., net of tax	$(4,263)	$14,446	$(55,785)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	19,304,771	19,664,337	20,439,449
Diluted	19,344,924	19,694,677	20,439,449
Net income (loss) available to Class A Common Stock per share:
Basic	$0.09	$0.76	$(2.74)
Diluted	$0.09	$0.76	$(2.74)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026	June 30, 2025
Assets
Current assets
Cash	$74,419	$37,002
Trade receivables, net	33,353	23,034
Inventories, net	180,066	142,163
Prepaid expenses and other current assets	17,634	14,634
Assets held for sale	3,059	3,059
Total current assets	308,531	219,892
Property, plant and equipment, net	249,663	235,877
Goodwill	78,689	51,306
Other intangible assets, net	295,965	168,634
Deferred tax assets	50,419	51,601
Other assets	12,927	7,268
Total assets	$996,194	$734,578
Liabilities
Current liabilities
Accounts payable	46,790	24,420
Accrued expenses	168,137	109,770
Income taxes and tax distribution payable	392	151
Payable pursuant to tax receivable agreement, current portion	113	271
Total current liabilities	215,432	134,612
Deferred tax liabilities	15,424	14,674
Other liabilities	33,353	7,297
Payable pursuant to tax receivable agreement, less current portion	38,559	40,162
Long-term debt	165,000	18,000
Total liabilities	467,768	214,745
Commitments and contingencies (See Note 18)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,667,592 shares issued and outstanding as of June 30, 2026; 19,225,848 shares issued and outstanding as of June 30, 2025	195	190
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of June 30, 2026; 12 shares issued and outstanding as of June 30, 2025	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026; no shares issued and outstanding as of June 30, 2025	—	—
Additional paid in capital	48,567	35,253
Accumulated other comprehensive loss, net of tax	(10,631)	(4,646)
Accumulated earnings	486,317	484,664
Total stockholders' equity attributable to Malibu Boats, Inc.	524,448	515,461
Non-controlling interest	3,978	4,372
Total stockholders’ equity	528,426	519,833
Total liabilities and stockholders' equity	$996,194	$734,578
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except number of Class B shares)

					Additional Paid In Capital	Accumulated Other Comprehensive Loss, net of tax	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	20,603	204	12	—	86,321	(4,340)	525,697	7,871	615,753
Net loss	—	—	—	—	—	—	(55,912)	(531)	(56,443)
Stock-based compensation, net of withholding taxes on vested equity awards	131	1	—	—	3,397	—	—	—	3,398
Issuances of equity for services	12	—	—	—	1,179	—	—	—	1,179
Repurchase and retirement of common stock	(699)	(7)	—	—	(29,836)	—	—	—	(29,843)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(1,320)	—	—	—	(1,320)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	1,960	—	—	—	1,960
Exchange of LLC Units for Class A Common Stock	135	2	—	—	2,521	—	—	(2,521)	2
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	142	—	5	147
Balance at June 30, 2024	20,182	200	12	—	64,222	(4,198)	469,785	4,710	534,719
Net income	—	—	—	—	—	—	14,879	361	15,240
Stock-based compensation, net of withholding taxes on vested equity awards	(16)	—	—	—	4,761	—	—	—	4,761
Issuances of equity for services	12	—	—	—	1,091	—	—	—	1,091
Issuance of equity for exercise of options	—	—	—	—	233	—	—	—	233
Repurchase and retirement of common stock	(997)	(10)	—	—	(35,945)	—	—	—	(35,955)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(167)	—	—	—	(167)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	367	—	—	—	367
Exchange of LLC Units for Class A Common Stock	45	—	—	—	691	—	—	(691)	—

Foreign currency translation adjustment	—	—	—	—	—	(448)	—	(8)	(456)
Balance at June 30, 2025	19,226	$190	12	$—	$35,253	$(4,646)	$484,664	$4,372	$519,833
Net income	—	—	—	—	—	—	1,653	54	1,707
Stock based compensation, net of withholding taxes on vested equity awards	125	2	—	—	4,359	—	—	—	4,361
Issuances of equity for services	31		—	—	1,041	—	—	—	1,041
Issuance of equity for Acquisition of Saxdor	1,524	15	—	—	41,691	—	—	—	41,706
Repurchase and retirement of common stock	(1,244)	(12)	—	—	(33,898)	—	—	—	(33,910)
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(26)	—	—	—	(26)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	52	—	—	—	52
Exchange of LLC Units for Class A Common Stock	6	—	—	—	95	—	—	(95)	—
Distributions to LLC Unit holders	—	—	—	—	—	—	—	(264)	(264)
Foreign currency translation adjustment	—	—	—	—	—	(5,985)	—	(89)	(6,074)
Balance at June 30, 2026	19,668	195	12	—	48,567	(10,631)	486,317	3,978	528,426

The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended June 30,
	2026	2025	2024
Operating activities:
Net income (loss)	$1,707	$15,240	$(56,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense	5,603	5,916	4,935
Non-cash compensation to directors	1,041	1,091	1,512
Depreciation	33,147	31,794	26,178
Amortization	10,805	6,799	6,811
Change in fair value of contingent consideration	(1,597)	—	—
Unrealized gain on foreign currency exchange	(1,053)	—	—
Deferred income taxes	2,004	3,870	(4,355)
Adjustment to tax receivable agreement liability	(1,029)	(347)	36
Other items, net	2,547	2,394	2,217
Goodwill and other intangible asset impairment	—	—	88,389
Abandonment of construction in process	—	—	8,735
Change in operating assets and liabilities, net of effect from acquisition:
Trade receivables	(8,223)	106	45,257
Inventories	20,678	3,373	25,702
Prepaid expenses and other assets	4,011	(493)	1,668
Accounts payable	(4,543)	6,560	(20,612)
Income taxes receivable and payable	(21)	269	(708)
Accrued expenses	6,749	(17,758)	(67,634)
Other liabilities	(3,559)	(2,308)	(1,922)
Payment pursuant to tax receivable agreement	(758)	—	(4,208)
Net cash provided by operating activities	67,509	56,506	55,558
Investing activities:
Purchases of property and equipment	(24,663)	(27,917)	(75,962)
Proceeds from sale of property and equipment	352	543	120
Payment for acquisition, net of cash acquired	(118,305)	—	—
Net cash used in investing activities	(142,616)	(27,374)	(75,842)
Financing activities:
Proceeds from revolving credit facility	165,000	48,000	75,000
Payments on revolving credit facility	(18,000)	(30,000)	(75,000)
Proceeds received from exercise of stock options	—	233	—
Cash paid for tax withholdings	(1,205)	(1,098)	(1,489)
Distributions to non-controlling LLC Unit holders	(204)	—	(890)
Repurchase and retirement of Class A Common Stock	(33,910)	(35,955)	(29,316)
Net cash provided by (used) in financing activities	111,681	(18,820)	(31,695)
Effect of exchange rate changes on cash	843	(255)	(13)
Changes in cash	37,417	10,057	(51,992)
Cash—Beginning of period	37,002	26,945	78,937

Cash—End of period	$74,419	$37,002	$26,945
Supplemental cash flow information:
Cash paid for interest	$3,015	$1,945	$3,046
Cash paid (refund) for income taxes, net	905	(655)	2,125
Non-cash operating, investing and financing activities:
Establishment of deferred tax assets from step-up in tax basis	52	367	1,960
Establishment of amounts payable under tax receivable agreements	26	167	1,320
Exchange of LLC Units for Class A Common Stock	95	691	2,521
Tax distributions payable to non-controlling LLC Unit holders	60	—	—
Class A shares issued for acquisition	41,706	—	—
Contingent consideration issued for acquisition	32,599	—	—
Escrow receivable through earnout holdback	1,709	—	—
Reclassification of properties to assets held for sale	—	3,059	—
ROU assets obtained in exchange for lease liabilities	—	1,787	—
Repurchase/retirement of common stock not settled	—	—	527
Capital expenditures in accounts payable	531	250	1,045
The accompanying notes are an integral part of these Consolidated Financial Statements.

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per unit and share and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (“MBI”, and together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). The LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, (“Boats LLC”), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. The Company sells its boats under nine brands -- Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, Cobalt, and Saxdor brands. The Company reports its results of operations under four reportable segments -- Malibu, Saltwater Fishing, Cobalt, and Saxdor.
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
Saxdor Acquisition
On March 2, 2026, the Company acquired Saxdor for an aggregate purchase price of approximately $203.9 million pursuant to a Securities Purchase Agreement (the "Purchase Agreement"). The consideration was comprised of approximately $131.3 million in cash, 1,523,794 shares of Class A common stock of the Company, and the Company's potential earnout payments (the "earnout consideration") with an initial fair value of $32.6 million. In addition, the purchase price included a net working capital adjustment and escrow receivable discussed further in Note 4 — Acquisition. The cash consideration was financed through cash on hand and borrowings under the Company’s revolving credit facility. The potential earnout consideration has a maximum potential payout of $84.2 million and is to be paid out to the sellers in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the "earnout period"), subject to the achievement of certain specified post-closing operating and financial targets. The earnout consideration may be paid in the form of cash, common stock or a combination thereof, as calculated and determined in accordance with the Purchase Agreement. The form of earnout consideration to be paid is at the sole discretion of the Company. The preliminary purchase price was subject to certain post-closing working capital adjustments. As such, the inputs to the aggregate preliminary purchase price described above differ from our closing 8-K filed for the Saxdor acquisition.
Saxdor, headquartered in Finland, is a leading European designer and manufacturer of premium adventure dayboats and one of the world’s fastest-growing boat brands. The Company acquired Saxdor for the purpose of expanding the Company's global reach, in both manufacturing and sales, as well as strengthening Malibu's reputation as a leading manufacturer of premier boats. See further discussion in Note 4 — Acquisition.
Segment Reporting
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
The Company’s top ten dealers represented 62.4%, 42.8% and 40.4% of the Company’s net sales for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. Sales to our dealers under common control of OneWater Marine, Inc. represented approximately 22.3%, 24.7% and 23.7% of consolidated net sales in fiscal years 2026, 2025 and 2024, respectively.
Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of June 30, 2026 and 2025, no highly liquid investments were held and the entire balance consists of cash.
At June 30, 2026 and 2025, substantially all cash on hand was held by three financial institutions. This cash on deposit may be, at times, in excess of insurance limits provided by the FDIC.
Trade Accounts Receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. As of June 30, 2026 and 2025, the allowance for doubtful receivables was $0. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding beyond customer terms.
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis, as of June 30, in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Under the guidance, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used. Under the income approach, management calculates the fair value of its reporting units based on the present value of estimated future cash flows. If the fair value of an individual reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized equal to the excess, limited to the amount of goodwill assigned to the reporting unit.
For the fiscal year ended June 30, 2026, the Company performed a qualitative assessment on the reporting units which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts. The Company did not recognize any goodwill impairment charges in the fiscal year ended June 30, 2026 and 2025.
During the three months ended March 31, 2024, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment of goodwill as of March 31, 2024. These indicators included a decline in the fiscal year 2024 and fiscal year 2025 forecast, in the outlook for sales and operating performance relative to our business plan and a deterioration in general macroeconomic conditions, including rising interest rates and inflationary pressures on labor and supply costs. As a result of these macroeconomic factors, specifically a decline in the fiscal year 2024 and fiscal year 2025 forecast, the Company performed a goodwill impairment analysis as of March 31, 2024 consistent with the Company’s approach for annual impairment testing, including similar models and inputs. Based on such analysis, the Company determined that its estimated fair value for the Maverick Boat Group reporting unit was less than its carrying value as of March 31, 2024 and the Company recognized an impairment charge of $49,189 for the three months ended March 31, 2024. For the fiscal year ended June 30, 2024, the Company performed a qualitative assessment on the remaining reporting units, which indicated that the fair value of its reporting units more likely than not exceeded their respective carrying amounts.
Intangible Assets
Intangible assets consist primarily of backlog, dealer relationships, product trade names, legal and contractual rights surrounding a patent and a non-compete agreement. These assets are recorded at their estimated fair values at the acquisition dates using the income approach. Definite-lived intangible assets are being amortized using the straight-line method based on their estimated useful lives ranging from 10 to 20 years with the exception of backlog related to our Saxdor brand. The backlog has a useful life of 11 months. Backlog is defined as orders taken from customers, but not fulfilled. As such, the estimated useful life is based on the historical order to cash cycle at Saxdor. The estimated useful lives of dealer relationships consider the average length of dealer relationships at the time of acquisition, historical rates of dealer attrition and retention, the Company’s history of renewal and extension of dealer relationships, as well as competitive and economic factors resulting in a range of useful lives. The estimated useful lives of the Company’s trade names are based on a number of factors including the competitive environment. The estimated useful lives of legal and contractual rights are estimated based on the benefits that the patent provides for its remaining terms unless competitive, technological obsolescence or other factors indicate a shorter life. The useful life of the non-compete agreement is based on a ten-year agreement entered into by the Company and former owner of the Licensee as part of the acquisition. In addition, the Company has indefinite-lived intangible assets for acquired trade names.
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
During the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge to trade names of $39,200 for the three months ended March 31, 2024 related to the Maverick Boat Group reporting unit. The impairment was principally a result of a decline in the fiscal year 2024 and fiscal year 2025 forecast and in the outlook for sales and operating performance relative to our business plan. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded. There was no impairment loss recognized on intangible assets for the fiscal years ended June 30, 2026 and 2025.
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
Changes in the Company’s accrual for dealer rebates were as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
Balance at beginning of year	$5,630	$27,482	$13,715
Add: Dealer rebate incentives	14,608	3,873	28,385
Additions for acquisitions	1,361	—	—
Less: Dealer rebates paid	(9,212)	(25,725)	(14,618)
Balance at end of year	$12,387	$5,630	$27,482
Changes in the Company’s accrual for floor financing were as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
Balance at beginning of year	$1,427	$1,429	$1,134
Add: Flooring incentives	14,577	13,811	17,590
Less: Flooring paid	(13,191)	(13,813)	(17,295)
Balance at end of year	$2,813	$1,427	$1,429
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
The timing and/or amount of aggregate payments due under the tax receivable agreement may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable and the amortizable basis.
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
Income Taxes
Malibu Boats, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level. Following the IPO, the LLC continues to operate in the United States as a partnership for U.S. federal income tax purposes. Maverick Boat Group is taxed as a C corporation for U.S. income tax purposes and is separately subject to both federal and state taxation at a corporate level. Saxdor files income tax returns in Finland and Poland.
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
Each quarter the Company analyzes the likelihood that its deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not (a likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized (see Note 14).
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
The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2023 through 2025, while its subsidiaries, Malibu Boats Holdings, LLC and Malibu Boats Pty Ltd., remain open to examination for years 2022 through 2025. Saxdor income tax returns remain open from 2020 through 2025.
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
Revenue Recognition
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (boats, parts, or other) is transferred to the customer, which is upon shipment for all our brands, with the exception of Saxdor where control is transferred when the boat is delivered to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company generally manufactures products based on specific orders from dealers and often ships completed products only after receiving credit approval from financial institutions. The amount of consideration the Company receives and revenue it recognizes varies with changes in marketing incentives and rebates it offers to its dealers and their customers.
Dealers generally have no rights to return unsold boats. From time to time, however, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy, which generally limits returns to instances of manufacturing defects. The Company may be obligated, in the event of default by a dealer, to accept returns of unsold boats under its repurchase commitment to floor plan financing providers, who are able to obtain such boats through foreclosure. The Company accrues returns when a repurchase and return, due to the default of one of its dealers, is determined to be probable and the amount of the return is reasonably estimable. Refer to Note 10 and Note 18 related to the Company’s product warranty and repurchase commitment obligations, respectively.
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
Beginning with the fiscal year ended June 30, 2026, and for all future periods, the Company will disclose revenue recognized by geography under the categories "United States" and "International." This represents a change from prior years in which such revenue was disclosed under the categories "North America" and "International." As a result, the Company has recast the prior period revenue by geography to conform to the current period presentation. This reflects only a reclassification and did not impact total consolidated revenues, operating results, or cash flows for any period presented.
See Note 2 for more information.
Delivery Costs
Shipping and freight costs are included in cost of sales in the accompanying consolidated statements of operations and comprehensive (loss) income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses are included in selling and marketing expenses and were not material for the fiscal years ended June 30, 2026, 2025, and 2024.

Fair Value of Financial Instruments
Financial instruments for which the Company did not elect the fair value option include accounts receivable, credit facilities, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these financial instruments approximate their fair values as a result of their short-term nature or variable interest rates.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized separately from goodwill at their respective acquisition-date fair values. Such valuations require management to make significant estimates and assumptions, particularly with respect to intangible assets and contingent consideration.
During the measurement period, which may extend up to one year from the acquisition date, adjustments based on new information obtained about facts and circumstances that existed as of the acquisition date are recorded to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period, or upon the final determination of the fair values of assets acquired and liabilities assumed, whichever occurs first, any subsequent adjustments are recognized in the Consolidated Statements of Operations. Results of operations and cash flows of acquired businesses are included in the Company's consolidated operating results from the date of acquisition.
Where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. This liability is remeasured at each reporting period, with changes in fair value recorded within other expense (income), net, in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Such changes may result from revisions to level 3 inputs such as, discount periods and rates, or changes in the timing and amount of earnings estimates, as well as the likelihood of achieving earnings-based milestones or other event-driven milestones. The current portion of contingent consideration is recorded in accrued expenses, and the long-term portion is recorded in other long-term liabilities, in the Company's Consolidated Balance Sheets. See Note 4 - Acquisition for further discussion.
Fair Value Measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurement, for fair value measurements of financial assets and financial liabilities, and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Accordingly, inputs used in fair value measurements are prioritized within the following hierarchy:
Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2: Inputs other than quoted prices in active markets included in Level 1 that are observable, either directly or indirectly.
Level 3: Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability when little or no market data exists.
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
Equity-Based Compensation
The Company expenses within operating expenses of the consolidated statements of operations and comprehensive (loss) income, employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. Stock options granted to executives on January 14, 2019 were valued using the Black-Scholes option pricing model. Stock awards granted on November 26, 2025, November 4, 2024, and November 6, 2023 based on total shareholder return were valued using a Monte Carlo simulation. The fair value of restricted stock unit awards granted under the Company's Long Term Incentive Plans are measured based on the market price of the Company’s stock on the grant date. See Note 15 for more information.
Foreign Currency Translation
The functional currency for the Company's consolidated foreign subsidiaries is generally the applicable local currency unless the foreign subsidiary's primary economic environment indicates a currency other than the local currency. The assets and liabilities are translated at the foreign exchange rate in effect at the applicable reporting date, and the consolidated statements of operations and comprehensive (loss) income and cash flows are translated at the average exchange rate in effect during the applicable period. Exchange rate fluctuations on translating the foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are reflected as a component of "Accumulated other comprehensive loss, net of tax," in the stockholders' equity section of the accompanying consolidated balance sheets and periodic changes are included in comprehensive (loss) income.
Comprehensive (Loss) Income
Components of comprehensive (loss) income include net income (loss) and foreign currency translation adjustments. The Company has chosen to disclose comprehensive (loss) income in a single continuous consolidated statement of operations and comprehensive (loss) income.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted ASU 2023-09 in the fourth quarter of fiscal 2026. The adoption of this guidance resulted in additional financial statement disclosures and had no impact to our consolidated financial condition or results of operations. See Note 14 - Income Taxes which includes the disclosures resulting from our adoption of this guidance.
In November 2024, the FASB issued ASU No. 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The updated standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company expects the standard to result in additional expense disaggregation disclosures but does not currently expect a material impact on its consolidated financial statements.
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

2. Revenue Recognition
The following table disaggregates the Company's revenue by major product type and geography:

	Fiscal Year Ended June 30, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor	Consolidated
Revenue by product:
Boat and trailer sales	$296,314	$282,589	$229,889	$83,534	$892,326
Part and other sales	16,593	1,417	3,485	769	22,264
Net sales	$312,907	$284,006	$233,374	$84,303	$914,590

Revenue by geography:
US	$262,534	$276,026	$213,423	$11,264	$763,247
International	50,373	7,980	19,951	73,039	151,343
Net sales	$312,907	$284,006	$233,374	$84,303	$914,590

	Fiscal Year Ended June 30, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$296,980	$277,218	$212,128	$786,326
Part and other sales	15,718	2,417	3,100	21,235
Net sales	$312,698	$279,635	$215,228	$807,561

Revenue by geography:
US	$268,095	$263,761	$199,581	$731,437
International	44,603	15,874	15,647	76,124
Net sales	$312,698	$279,635	$215,228	$807,561

	Fiscal Year Ended June 30, 2024
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$264,811	$325,993	$219,188	$809,992
Part and other sales	14,320	1,549	3,174	19,043
Net sales	$279,131	$327,542	$222,362	$829,035

Revenue by geography:
US	$227,352	$308,307	$202,455	$738,114
International	51,779	19,235	19,907	90,921
Net sales	$279,131	$327,542	$222,362	$829,035
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
Customer Deposits
Consists of cash payments received from dealers prior to the transfer of control of a boat to the customer. Customer deposits represent advance consideration received by the Company and are recognized as a liability until the related performance obligation is satisfied upon shipment or delivery of the boat to the dealer, at which point the deposit is recognized as revenue in accordance with the Company's revenue recognition policy. The Company expects all $49.4 million of customer deposits to be recognized in revenue fiscal year 2027.
The following table provides information about customer deposits and the significant changes in the balances during the year ended June 30, 2026:

	Fiscal Year Ended June 30,
	2026	2025	2024
Beginning balance	$3,508	$4,270	$4,054
Add: Current year customer deposits	163,180	72,885	88,770
Additions for Saxdor acquisition	42,073	—	—
Less: Revenue recognized	159,319	73,647	88,554
Ending balance	$49,442	$3,508	$4,270

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

	As of June 30, 2026		As of June 30, 2025
	Units	Ownership %	Units	Ownership %
Non-controlling LLC unit holders ownership in Malibu Boats Holdings, LLC	270,419	1.4%	276,419	1.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,667,592	98.6%	19,225,848	98.6%
	19,938,011	100.0%	19,502,267	100.0%

Balance of non-controlling interest as of June 30, 2024	$4,710
Allocation of income to non-controlling LLC Unit holders for period	361
Reallocation of non-controlling interest	(699)
Balance of non-controlling interest as of June 30, 2025	4,372
Allocation of income to non-controlling LLC Unit holders for period	54
Distributions paid and payable to non-controlling LLC Unit holders for period	(264)
Reallocation of non-controlling interest	(184)
Balance of non-controlling interest as of June 30, 2026	$3,978
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the “LLC Agreement”), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the fiscal year ended June 30, 2026, the Company caused the LLC to issue a total of 241,899 LLC Units to the Company in connection with (i) the Company's issuance of Class A Common Stock to non-employee directors for their services, (ii) the issuance of Class A Common Stock for the vesting of awards granted under the Malibu Boats, Inc. incentive plans, (iii) the issuance of restricted Class A Common Stock granted under the incentive plans, (iv) the issuance of Class A Common Stock to LLC Unit holders in exchange of their LLC Units and (v) the issuance of Class A Common Stock to non-employee directors upon conversion of their fully vested restricted stock units. During fiscal year 2026, 4,931 LLC Units were canceled in connection with the vesting of share-based equity awards to satisfy employee tax withholding requirements, 58,278 LLC Units were canceled in connection with stock awards with a performance condition that was deemed to not be achieved and 16,744 LLC Units were canceled in connection with the forfeiture of stock awards. In connection with the cancellation of LLC Units described above, an equivalent 79,953 treasury shares were retired in accordance with the LLC Agreement. Also during fiscal year 2026, 1,243,996 LLC Units were redeemed and canceled by the LLC in connection with the purchase and retirement of 1,243,996 shares under the Company's 2026 Repurchase Programs. During fiscal year 2026, the Company issued 1,523,794 LLC units in connection with the issuance of a similar number of Class A Common Stock shares for the acquisition of Saxdor.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of June 30, 2026 and 2025, the tax distributions payable to non-controlling LLC Unit holders were $60 and $0, respectively. During the fiscal years ended June 30, 2026, 2025, and 2024, tax distributions paid to the non-controlling LLC Unit holders were $204, $0, and $890, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Acquisition
Saxdor Acquisition
On March 2, 2026, the Company completed the acquisition of 100% of the equity interests of Saxdor, a privately held Finnish company that manufactures premium adventure dayboats. Net assets and results of operations of Saxdor are included in our results commencing on March 2, 2026, and are reported as a separate reportable segment. The aggregate purchase price of approximately $203.9 million consisted of cash consideration, 1,523,794 shares of Class A Common Stock at $27.37 per share, and contingent considerations related to an earnout with an initial fair value of approximately $32.6 million estimated using a scenario based model as well as a Monte Carlo simulation model. In addition, the purchase price included a net working capital adjustment and escrow receivable discussed further below. The potential earnout consideration has a maximum potential payout of $84.2 million and is to be paid out to the sellers in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the "earnout period"), subject to the achievement of certain specified post-closing operating and financial targets by Saxdor. The earnout was classified as a liability on our consolidated balance sheet. The current portion of the earnout amount is included in accrued expenses and the remainder is included in other long-term liabilities. The fair value of the earnout was estimated using significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. These inputs include the estimated amount of the revenue forecast, revenue volatility and a risk-adjusted discount rate of approximately 18.5% used to adjust the probability-weighted cash flow payments to their present value. During the period, the estimated fair value of the contingent earnout liability decreased by $1.6 million which was recognized as a gain within other expense (income), net, in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
At the time of the acquisition, a portion of the cash consideration was deposited into an escrow account. The total escrow amount of $5.9 million at the acquisition date was designated to settle the final consideration payable pursuant to the Purchase Agreement after all mutually agreed net working capital, closing indebtedness, and closing cash adjustments had been made. During June 2026, the Company recognized an escrow receivable of $5.7 million, adjusted for currency translation, when the post-closing adjustments were finalized. An additional $1.7 million related to the same post-closing adjustments was recorded as an offset to the contingent earnout liability as the Company intends, and has the legal right, to withhold such amount from future earnout payments. Any currency translation gain or loss on the earnout or escrow receivable are recognized within other expense (income), net, in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Balance at acquisition date	$32,599
Fair value change of earnout	$(1,597)
Currency translation adjustment on earnout	$(1,113)
Reduction due to contractual offset from finalized purchase price adjustment	$(1,709)
Balance at June 30, 2026	$28,180
Saxdor met the definition of a business pursuant to ASC 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company believes that the information available provides a reasonable basis for estimating fair values of the assets acquired and liabilities assumed. However, the valuation of certain assets and liabilities is preliminary and subject to change as additional information becomes available and as further analyses are performed. Accordingly, the preliminary purchase price allocation may be adjusted during the measurement period. During the fourth quarter of fiscal 2026, the Company recorded measurement period adjustments that decreased the fair values of assets acquired and liabilities assumed by approximately $1.5 million and decreased total consideration transferred by approximately $7.6 million. The Company expects to complete its valuation analyses and finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date, as required by ASC 805. The measurement period is expected to conclude no later than March 2, 2027.
The following table summarizes the preliminary estimated fair values assigned to the assets acquired and liabilities assumed as of March 2, 2026 (as adjusted). These preliminary fair values are based on internal Company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

Recognized preliminary amounts of identifiable assets acquired and liabilities assumed, at fair value:
Cash and cash equivalents	11,277
Trade receivables	2,085
Inventories	59,777
Prepaid expenses and other current assets	7,107
Property, plant, and equipment	22,952
Intangible assets	142,918
Other assets	8,290
Total assets acquired	254,406
Accounts payable	26,681
Accrued expenses	45,883
Income taxes and tax distribution payable	50
Other liabilities	5,406
Total liabilities assumed	78,020
Net assets acquired	176,386

Goodwill	27,501
Total preliminary purchase price	$203,887

The preliminary fair value estimates (as adjusted) for the Company's identifiable intangible assets acquired as part of the acquisition are as follows:

	Preliminary Fair Value	Estimated Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	47,836	15
Backlog	8,268	0.92
Total definite-lived intangibles	56,104
Indefinite-lived intangible:
Trade name	86,814
Total identifiable intangible assets	$142,918
The fair values of the dealer relationships and backlog were determined using the multi-period excess earnings method, and the fair value of the trade name was determined using the relief-from-royalty method.
The definite-lived intangible assets were recorded at fair value as of the acquisition date and are amortized using the straight-line method to general and administrative expenses over their estimated useful lives. Indefinite-lived intangible assets are not amortized but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The weighted average useful life of identifiable definite-lived intangible assets acquired was 12.93 years. Goodwill of $27.5 million arising from the acquisition represents expected synergies and cost savings as well as intangible assets that do not qualify for separate recognition, including Saxdor's assembled workforce. The indefinite-lived intangible assets and goodwill acquired are expected to be deductible for income tax purposes.

Revenue and net loss of Saxdor included in the audited statement of operations and comprehensive (loss) income from the acquisition date through June 30, 2026, were $84.3 million and $2.0 million, respectively. Acquisition-related costs of $14.8 million were incurred during the year ended June 30, 2026, and are included in general and administrative expenses in the audited consolidated statement of operations and comprehensive (loss) income for the fiscal year ended June 30, 2026.
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2026 and 2025, assumes that the acquisition of Saxdor occurred as of July 1, 2024. The unaudited pro forma financial information combines historical results of Malibu and Saxdor, with adjustments for interest on debt financing, depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods.
The Company incurred approximately $14.8 million of acquisition-related expenses. The Company recognized a nonrecurring pro forma adjustment to the year ended June 30, 2026 to remove the impact of the transaction costs from the historical balances, while recognizing the $14.8 million of acquisition-related expenses within the year ended June 30, 2025 to reflect the costs as if the acquisition was completed during the year ended June 30, 2025.
Additionally, the Company recognized a nonrecurring pro forma adjustment to pro forma earnings to amortize the fair value step up of Saxdor inventory acquired during the year ended June 30, 2025.
The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combination had taken place at such time.

	Year ended June 30,
	2026	2025
Net Sales	1,051,264	962,480
Net income	18,652	2,470

5. Inventories, net
Inventories are stated at the lower of cost or net realizable value, determined on the first in, first out (“FIFO”) or weighted-average basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. Inventories consisted of the following:

	As of June 30,
	2026	2025
Raw materials	$111,276	$97,089
Work in progress	27,956	24,890
Finished goods	40,834	20,184
Total inventories	$180,066	$142,163

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of June 30,
	2026	2025
Prepaid expenses	$5,818	$4,257
Insurance receivables	850	8,375
Other receivables [1]	10,966	2,002
Total prepaid expenses and other current assets	$17,634	$14,634
1 Other receivables include an escrow receivable of $5.7 million, adjusted for currency translation, recognized in connection with the Company's acquisition of Saxdor. This escrow receivable represents a portion of the cash consideration owed to the Company to settle final consideration payable under the Purchase Agreement after working capital, indebtedness, and closing cash adjustments. See further discussion in Note 4 — Acquisition.

7. Property, Plant, and Equipment, net
Property, plant, and equipment acquired, other than through acquisitions, are stated at cost. When property, plant, and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is accounted for in the consolidated statements of operations and comprehensive (loss) income. Major additions are capitalized; maintenance, repairs and minor improvements are charged to operating expenses as incurred if they do not increase the life or productivity of the related capitalized asset. Depreciation on leasehold improvements is computed using the straight-line method based on the lesser of the remaining lease term or the estimated useful life and depreciation of equipment is computed using the straight-line method over the estimated useful life as follows:

Years
Building	20-30
Leasehold improvements	Shorter of useful life or lease term
Machinery and equipment	3-10
Furniture and fixtures	3-5
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. In accordance with ASC Topic 360, long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews for indicators and, if indicators are present, tests the carrying value of long-lived assets, assessing their net realizable values based on estimated undiscounted cash flows over their remaining estimated useful lives. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on discounted cash flows. During fiscal year 2024, the Company abandoned a Company-wide ERP project. As such, the Company recorded a non-cash charge of $8,735 associated with the abandonment of the ERP project. The abandonment pertains to long-lived assets including software and other capitalized costs specifically tied to the project and is captured in the abandonment of construction in process line of the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. No impairment charges were recorded for the fiscal years ended June 30, 2026 and 2025 in the Company’s consolidated financial statements.
Property, plant, and equipment, net consisted of the following:

	As of June 30,
	2026	2025
Land	$6,759	$4,716
Building and leasehold improvements	183,901	171,685
Machinery and equipment	166,525	143,526
Furniture and fixtures	19,592	16,609
Construction in process	41,596	35,189
	418,373	371,725
Less accumulated depreciation	(168,710)	(135,848)
Property, plant and equipment, net	$249,663	$235,877
Included within the current asset section of our consolidated balance sheet at June 30, 2026 and 2025 is an amount classified as assets held for sale totaling $3.1 million. The property is valued at its carrying value, which was less than the fair value minus costs to sell. The assets held for sale consist of the land and building from the former Malibu Electronics (included within the Malibu segment) manufacturing building located in Alexander City, Alabama. The Company no longer has a use for this building as the current Malibu Electronics manufacturing building is now located in Loudon, Tennessee. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present condition and expected to sell within 12 months.
Depreciation expense was $33,147, $31,794 and $26,178 for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, substantially all of which was recorded in cost of sales.

8. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2026 and 2025 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Saxdor	Consolidated
Goodwill as of June 30, 2024 [1]	$12,099	$19,525	$19,791	$—	$51,415
Effect of foreign currency changes on goodwill	(109)	—	—	—	(109)
Goodwill as of June 30, 2025	11,990	19,525	19,791	$—	51,306
Addition related to the acquisition of Saxdor [2]	—	—	—	27,501	27,501
Effect of foreign currency changes on goodwill	311	—	—	(429)	(118)
Goodwill as of June 30, 2026	$12,301	$19,525	$19,791	$27,072	$78,689

(1) Net of accumulated impairment losses of $49,189 in our Saltwater Fishing segment.
(2) Refer to Note 4 — Acquisition, for further details regarding the Saxdor acquisition.
The components of other intangible assets were as follows:

	As of June 30,		Estimated Useful Life (in years)	Weighted Average Remaining Useful Life (in years)
	2026	2025
Definite-lived intangibles:
Dealer relationships	$178,008	$131,696	15-20	13.4
Patent	2,600	2,600	15	6.0
Trade name	100	100	15	4.0
Non-compete agreement	—	46	10	0.0
Backlog	7,986		0.92	0.6
Total	188,694	134,442
Less: Accumulated amortization	(55,579)	(44,808)
Total definite-lived intangible assets, net	133,115	89,634
Indefinite-lived intangible:
Trade names	202,050	118,200
Less: Accumulated impairment	(39,200)	(39,200)
Total other intangible assets	$295,965	$168,634
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
Additionally, during the Company's interim impairment evaluation of indefinite-lived intangibles, the Company recorded an impairment charge on trade names of $39,200 related to the Maverick Boat Group reporting unit. This charge was included in Goodwill and other intangible asset impairment on the consolidated statements of operations and comprehensive (loss) income. No other intangible asset impairment loss was recorded in fiscal years 2026, 2025 and 2024.
For more information regarding the 2024 impairment related to the Maverick Boat Group reporting unit, refer to Note 1 of our consolidated financial statements included elsewhere in this report.
Amortization expense recognized on all amortizable intangibles was $10,805, $6,799 and $6,811 for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
During the third quarter of fiscal year 2026, the Company completed the Saxdor acquisition which resulted in the recognition of $27,501 of Goodwill, $56,104 of amortizable intangible assets, and $86,814 of indefinite-lived intangible assets. Refer to Note 4 — Acquisition, for further details regarding the Saxdor acquisition.
Estimated future amortization expenses as of June 30, 2026 are as follows:

Fiscal Year	As of June 30, 2026
2027	$14,973
2028	9,887
2029	9,887
2030	9,786
2031	9,731
2032 and thereafter	78,851
$133,115
9. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,
	2026	2025
Warranties	$41,239	$40,970
Dealer incentives	15,200	7,057
Accrued compensation	21,110	15,438
Current operating lease liabilities	4,899	2,408
Accrued legal and professional fees [1]	25,569	33,729
Customer deposits	49,442	3,508
Government grant [2]	4,089	4,089
Current contingent consideration [3]	4,052	—
Other accrued expenses	2,537	2,571
Total accrued expenses	$168,137	$109,770
1 Accrued legal and professional fees include approximately $21,000 in insurance coverage proceeds that are subject in certain cases to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. For more information, refer to Note 18 of our consolidated financial statements included elsewhere in this report.
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
3 Contingent consideration related to the Saxdor acquisition are to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years, respectively, if certain requirements are met. $4.1 million of the contingent consideration was recognized as a current liability given expected settlement within one year from the balance sheet date. The remaining $24.1 million is recognized in other long term liabilities on our audited balance sheet for fiscal year end 2026. See further details on the Saxdor acquisition at Note 4 — Acquisition.
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
Changes in the Company’s product warranty liability, which are included in accrued expenses in the accompanying consolidated balance sheets, were as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
Beginning balance	$40,970	$37,967	$41,709
Add: Warranty Expense	29,803	29,658	23,744
Additions for acquisition	2,305	—	—
Less: Warranty claims paid	(31,839)	(26,655)	(27,486)
Ending balance	$41,239	$40,970	$37,967
11. Financing
Outstanding debt consisted of the following:

	As of June 30,
	2026	2025
Term loan	$—	$—
Revolving credit loan	165,000	18,000
Total debt	165,000	18,000
Less current maturities	—	—
Long-term debt less current maturities	$165,000	$18,000
Long-Term Debt
On July 8, 2022, Boats LLC entered into a Third Amended and Restated Credit Agreement (the “Third A&R Credit Agreement”) that amended and restated its second amended and restated credit agreement dated as of June 28, 2017. The Third A&R Credit Agreement increased the borrowing capacity of the revolving credit facility from $170,000 to $350,000. Boats LLC has the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $200,000, subject to the terms of the Third A&R Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments. As of June 30, 2026, the Company had $165,000 outstanding under its revolving credit facility and $1,847 in outstanding letters of credit with $183,153 available for borrowing. On March 2, 2026, the Company borrowed $140,000 from the revolving credit facility to partially fund the purchase price of the Saxdor acquisition. The revolving credit facility had a maturity date of July 8, 2027. Subsequent to June 30, 2026, the Company entered into a Fourth Amended and Restated Credit Agreement which extended the maturity of the revolving credit facility. For additional information, see Note 21.
The obligations of Boats LLC under the Third A&R Credit Agreement were guaranteed by the LLC, and, subject to certain exceptions, the present and future domestic subsidiaries of Boats LLC, and all such obligations are secured by substantially all of the assets of the LLC, Boats LLC and such subsidiary guarantors. Malibu Boats, Inc. was not a party to the Third A&R Credit Agreement.
Borrowings under the Third A&R Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Third A&R Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Third A&R Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Third A&R Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of June 30, 2026, the weighted average interest rate on the Company’s revolving credit facility was 4.92%. Subsequent to June 30, 2026, the Company entered into a fourth amended and restated credit agreement as of July 10, 2026. For additional information, see Note 21. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Third A&R Credit Agreement contains certain customary representations and warranties, and notice requirements for the occurrence of specific events such as the occurrence of any event of default or the filing, or commencement of, or any material development in any litigation. The Third A&R Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Third A&R Credit Agreement contains certain customary restrictive covenants, among others, regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes and governmental regulation, in each case, subject to customary exceptions. For example, the Third A&R Credit Agreement generally prohibits the LLC, Boats LLC and the subsidiary guarantors from paying dividends or making distributions, including to the Company. The credit facility permits, however, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments that are required under the LLC’s tax receivable agreement, (iii) purchase of stock or stock options of the LLC from present or former officers, directors or employees of loan parties or payments pursuant to stock option and other benefit plans up to $5,000 in any fiscal year, and (iv) repurchases of the Company's outstanding stock and LLC Units. In addition, the LLC may make unlimited dividends and distributions if its consolidated leverage ratio is 2.75 or less and certain other conditions are met, subject to compliance with certain financial covenants.
The Third A&R Credit Agreement also contains customary events of default. If an event of default has occurred and continues beyond any applicable cure period, the administrative agent may (i) accelerate all outstanding obligations under the Third A&R Credit Agreement or (ii) terminate the commitments, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the Third A&R Credit Agreement while an event of default is continuing.
Covenant Compliance
As of June 30, 2026 and 2025, the Company was in compliance with the financial covenants contained in the Third A&R Credit Agreement.
12. Leases
The Company leases certain manufacturing facilities, warehouses, office space, land, and equipment. The Company determines if a contract is a lease or contains an embedded lease at the inception of the agreement. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. The Company's United States and Australia lease liabilities do not include future lease payments related to options to extend or terminate lease agreements as it is not reasonably certain those options will be exercised. However, certain European production facility leases acquired through our purchase of Saxdor are set to expire within the next 1-2 years and the Company has determined that extension options on those facilities are reasonably certain to be exercised for one extension period of 1-3 years, depending on the facility. Accordingly, the lease liabilities related to those production facilities include future lease payments related to options to extend the current lease agreements.
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

		As of June 30,
Classification		2026	2025
Assets
Right-of-use assets (1)	Other assets	$11,696	$6,551

Liabilities
Current operating lease liabilities	Accrued expenses	$4,899	$2,408
Long-term operating lease liabilities	Other liabilities	6,852	4,915
Total lease liabilities		$11,751	$7,323
(1) Includes $7.8 million of right-of-use assets obtained in exchange for new operating lease obligations related to the acquisition of Saxdor.

		Fiscal Year Ended June 30,
Classification		2026	2025	2024
Operating lease costs (1)	Cost of sales	$3,206	$2,394	$2,537
	Selling and marketing, and general and administrative	934	787	838

Sublease income	Other income, net	(32)	(38)	(38)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	2,706	2,667	2,661
(1) Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, are determined using the stated percentage increase.
The weighted average remaining lease term for the fiscal year ended June 30, 2026 and 2025 was 2.54 and 3.02 years, respectively. As of June 30, 2026 and 2025, the weighted average discount rate determined based on the Company's incremental borrowing rate is 7.41% and 4.64%, respectively.
Future annual minimum lease payments for the following fiscal years as of June 30, 2026 are as follows:

Amount
2027	$5,615
2028	4,416
2029	2,351
2030	526
2031	90
2032 and thereafter	—
Total	12,998
Less imputed interest	(1,247)
Present value of lease liabilities	$11,751
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
The following table reflects the changes to MBI's tax receivable agreement liability:

	As of June 30,
	2026	2025
Beginning balance	$40,433	$40,613
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	26	167
Adjustment for change in estimated state tax rate or benefits	(1,029)	(347)
Payment under tax receivable agreement	(758)	—
	38,672	40,433
Less current portion under tax receivable agreement	(113)	(271)
Ending balance	$38,559	$40,162
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
When estimating the expected tax rate to use in order to determine the tax benefit expected to be recognized from MBI’s increased tax basis as a result of exchanges of LLC Units by the pre-IPO owners of the LLC, MBI continuously monitors changes in its overall tax posture, including changes resulting from new legislation and changes as a result of new jurisdictions in which MBI is subject to tax.
As of June 30, 2026 and 2025, MBI recorded deferred tax assets of $119,724 and $120,382, respectively, associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 14. The aggregate tax receivable agreement liability represents 85% of the tax benefits that MBI expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next payment is anticipated to occur approximately 75 days after filing the federal tax return which is due by April 15, 2027.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. The Inflation Reduction Act contains significant business tax provisions, including an excise tax on stock buybacks (1% for transactions beginning January 1, 2023), increased funding for IRS tax enforcement, expanded energy incentives promoting clean energy investment, and a 15% corporate minimum tax on certain large corporations. The effects of the new legislation were recognized upon enactment. The Company accrued $0.3 million excise tax for stock repurchases during fiscal years ended June 30, 2026. The Company did not recognize any significant impact to income tax expense for the fiscal years ended June 30, 2026 or June 30, 2025 relating to the Inflation Reduction Act.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OB3"). OB3 contains a broad range of provisions affecting businesses, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including provisions related to bonus depreciation and research and development expensing, as well as modifications to foreign derived intangible income and the restoration of other favorable tax provisions. The legislation has multiple effective dates, with certain provisions, including elective 100% bonus depreciation for assets placed in service after January 19, 2025, with many others generally not effective until 2026 through 2027. The effects of the new legislation are recognized upon enactment. In accordance with OB3, the Company remeasured certain of its deferred tax assets for the twelve months ended June 30, 2026.
The components of income taxes (benefit) are as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
Income/(loss) from continuing operations before income tax expense/(benefit):
Domestic	7,186	18,280	(58,677)
Foreign	(4,739)	1,983	892
Total	2,447	20,263	(57,785)

Current tax expense (benefit):
Federal	$(529)	$715	$2,358
State	(169)	(17)	424
Foreign	1,525	774	345
Total current	827	1,472	3,127
Deferred tax expense (benefit):
Federal	1,691	3,641	(3,872)
State	615	18	(577)
Foreign	(2,393)	(108)	(20)
Total deferred	(87)	3,551	(4,469)
Income tax expense (benefit)	$740	$5,023	$(1,342)
The income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes. The sources and tax effects of the differences, presented for all comparative periods in accordance with ASU No. 2023-09, are as follows:

	Fiscal Year Ended June 30,
	2026		2025		2024
US federal statutory income tax rate	514	21.0%	4,255	21.0%	(12,135)	21.0%
Domestic federal:
Effect of changes in tax laws or rates enacted during current period	325	13.3%	—	—%	—	—%
Research credits	(1,094)	(44.7)%	(456)	(2.3)%	(695)	1.2%
Nontaxable or nondeductible items
Impairment charges - Maverick	—	—%	—	—%	10,330	(17.9)%
Permanent differences attributable to partnership investment	167	6.8%	145	0.7%	624	(1.1)%
Certain federal tax code limitations	421	17.2%	222	1.1%	(163)	0.3%
Restricted Stock (Windfall)/Shortfall	379	15.5%	255	1.3%	337	(0.6)%
Changes in prior year unrecognized tax benefits	(268)	(11.0)%	(134)	(0.7)%	(52)	0.1%
Other	(92)	(3.7)%	18	0.1%	370	(0.7)%
Domestic state and local income taxes, net of federal effect(a)	269	11.0%	492	2.4%	(91)	0.2%
Finland	(129)	(5.3)%	—	—%	—	—%
Poland	89	3.6%	—	—%	—	—%
Australia	159	6.5%	226	1.2%	133	(0.2)%
Total Foreign	119	4.8%	226	1.2%	133	(0.2)%
Total income (benefit) tax on continuing operations	$740	30.2%	$5,023	24.8%	$(1,342)	2.3%

(a) State taxes in Florida and Kansas made up the majority (greater than 50 percent) of the tax effect in this category

The table below summarizes income taxes paid (net of refunds) by significant jurisdiction:

	As of Fiscal Year Ended June 30,
(in thousands)	2026	2025	2024
Cash paid for income taxes, net of refunds received:
US federal	$(369)	$250	$305
US state and local
Alabama	*	(100)	259
California	*	(90)	*
Florida	(125)	*	443
Kansas	(176)	(79)	*
Maine	(52)	*	*
Michigan	(71)	*	*
Minnesota	*	(165)	*
Tennessee	(239)	(715)	*
Texas	78	67	220
Other	10	2	298
Total State	(575)	(1,080)	1,220
Foreign
Finland	645	n/a	n/a
Poland	584	n/a	n/a
Australia	620	175	600
Total Foreign	1,849	175	600

Total	$905	$(655)	$2,125
*    The amount of income taxes paid, net of refunds received during the year does not meet the 5% disaggregation threshold.

The components of the Company's net deferred income tax assets and liabilities at June 30, 2026 and 2025 are as follows:

	As of June 30,
	2026	2025
Deferred tax assets:
Partnership basis differences	$29,036	$36,947
Accrued liabilities and reserves	4,329	1,753
State tax credits and NOLs	15,287	14,096
Foreign tax credits	580	580
National NOL and Credits	23,163	18,942
Other	418	774
Less valuation allowance	(17,571)	(17,485)
Total deferred tax assets	55,242	55,607
Deferred tax liabilities:
Fixed assets and intangibles	17,675	18,652
Other	2,572	28
Total deferred tax liabilities	20,247	18,680
Total net deferred tax assets	$34,995	$36,927
On an annual basis, the Company performs a comprehensive analysis of all forms of positive and negative evidence to determine whether realizability of deferred tax assets is more likely than not. During each interim period, the Company updates its annual analysis for significant changes in the positive and negative evidence. At June 30, 2026 and 2025, the Company concluded that $17,571 and $17,485, respectively, of valuation allowance against deferred tax assets was necessary. The Company continues to record the valuation allowance against the deferred tax asset generated by the state impact of the 743(b) amortization and on state net operating losses generated by current and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These net operating losses have a 15 year carryover and will expire, if unused, between 2030 and 2041. This also includes a valuation allowance in the amount of $580 related to foreign tax credit carryforward that is not expected to be utilized in the future, which will expire, if unused, in 2028.
Unrecognized tax benefits are discussed in the Company's accounting policy for income taxes (Refer to Note 1 on Income Taxes for more information). The Company has filed federal and state income tax returns that remain open to examination for fiscal years 2023 through 2025, while its subsidiaries, the LLC and Malibu Boats Pty Ltd., remain open to examination for fiscal years 2022 through 2025. Saxdor income tax returns remain open to examination for calendar years 2020 to 2025.
A reconciliation of changes in the amount of unrecognized tax benefits for the fiscal years ended June 30, 2026, 2025 and 2024 is as follows:

	Fiscal Year Ended June 30,
	2026	2025	2024
Balance as of July 1	$1,787	$1,796	$1,718
Additions based on tax positions taken during the current period	142	126	129
Reductions due to statute settlements	(301)	(171)	(130)
Additions for tax positions of prior years	33	36	79
Balance as of June 30	$1,661	$1,787	$1,796
In fiscal year 2026, the Company reduced its uncertain tax positions by $301 as a result of statute settlements, and recorded $142 in connection with its current year state filing positions. Of the total unrecognized tax benefits recorded on the consolidated balance sheets, $1,444 would impact the effective tax rate once settled.

As discussed in Note 1 to the Consolidated Financial Statements, the Company's policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. At June 30, 2026, the Company had $609 of accrued interest related to unrecognized tax benefits.
The Company did not provide for U.S. federal, state income taxes or foreign withholding taxes in fiscal year 2026 on the outside basis difference of its non-U.S. subsidiary, as such foreign earnings are considered to be permanently reinvested. The estimated income and withholding tax liability associated with the remittance of these earnings is nominal.
15. Stockholders' Equity
The Company is authorized to issue 150,000,000 shares of capital stock, consisting of 100,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock, and 25,000,000 shares of Preferred Stock, par value $0.01 per share. In connection with the Company's acquisition of Saxdor, the Company issued 1,523,794 shares of Class A Common Stock as a part of the purchase price.
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
During fiscal year 2026, one non-controlling LLC Unit holder exchanged LLC Units for the issuance of Class A Common Stock. In connection with the exchange, no shares of Class B Common Stock were automatically transferred to the Company and retired. As of June 30, 2026, the Company had a total of 12 shares of its Class B Common Stock issued and outstanding.
Stock Repurchase Program
On October 26, 2023, the Board of Directors of the Company authorized a stock repurchase program for the repurchase of up to $100.0 million of Class A Common Stock and LLC Units for the period from November 8, 2023 to November 8, 2024 (the "Fiscal 2024 Repurchase Program"). Under the Fiscal 2024 Repurchase Program, the Company repurchased 437,996 and 519,466 shares of Class A Common Stock for fiscal 2024 and fiscal 2025, respectively, for $17,317 and $20,200 in cash including related fees and expenses for fiscal 2024 and fiscal 2025, respectively. The Fiscal 2024 Repurchase Program expired on November 8, 2024.
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
On June 24, 2025, the Board of Directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our Class A Common Stock and LLC Units (the "Fiscal 2026 Repurchase Program") for the period from July 1, 2025 to June 30, 2026. On December 18, 2025, our Board of Directors authorized an increase to the Company’s Fiscal 2026 Repurchase Program, raising the authorized amount from $50.0 million to $70.0 million. During fiscal year 2026, under the Fiscal 2026 Repurchase Program, the Company repurchased 1,243,996 shares of Class A Common Stock for $33,910 in cash including related fees and expenses. The Fiscal 2026 Repurchase Program expired on June 30, 2026.
On June 23, 2026, our Board of Directors authorized a new stock repurchase program (the "Fiscal 2027 Repurchase Program") to allow for the repurchase of up to $70.0 million of our Class A Common Stock for the period from July 1, 2026 to June 30, 2027. Our Fiscal 2027 Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of Class A Common Stock may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
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
Further, the LLC and the pre-IPO owners entered into the Exchange Agreement under which (subject to the terms of the Exchange Agreement) they have the right to exchange their LLC Units for shares of the Company's Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications, or at the Company's option, except in the event of a change in control, for a cash payment equal to the market value of the Class A Common Stock. As of June 30, 2026, the Company held 19,667,592 LLC Units, representing a 98.6% economic interest in the LLC, while non-controlling LLC Unit holders held 270,419 LLC Units, representing a 1.4% interest in the LLC. Refer to Note 3 for additional information on non-controlling interest.
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
16. Stock-Based Compensation
Equity Awards Issued Under the Malibu Boats, Inc. Incentive Plans
The Company adopted a Long Term Incentive Plan (the "2014 Incentive Plan") which became effective on January 1, 2014, and reserves for issuance up to 1,700,000 shares of Malibu Boats, Inc. Class A Common Stock for the Company’s employees, consultants, members of its board of directors and other independent contractors at the discretion of the compensation committee. Incentive stock awards authorized under the 2014 Incentive Plan include unrestricted shares of Class A Common Stock, stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent awards and performance awards. As of December 31, 2024, no further shares were to be issued from the 2014 Incentive Plan. The number of any shares subject to stock options, restricted stock and restricted stock unit awards granted under the 2014 Incentive Plan that were outstanding as of October 23, 2024 and that are expired, forfeited, terminated, canceled or otherwise reacquired after such date without having become vested will transfer to the 2024 Plan (defined below).
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
On November 3, 2022, under the 2014 Incentive Plan, the Company granted to key employees a target amount of approximately 26,000 restricted stock awards with a performance condition. The number of shares that would have ultimately been issued, if any, was to be based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2025. All of the shares were forfeited as either the shares failed to vest due to the resignations of the Company’s former Chief Financial Officer and President, or the performance condition was not met. The original grant date fair value of the awards was estimated to be $1,380, based on a stock price of $52.25. Compensation costs associated with the performance awards were recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 3, 2022, under the 2014 Incentive Plan, the Company granted to key employees a target amount of approximately 26,000 stock awards with a market condition. The number of shares that would have ultimately been issued, if any, was to be based on a total shareholder return ("TSR") computation that involves comparing the movement in the

Company's stock price to movement in a market index from the grant date through November 3, 2025. The maximum number of shares that can be issued if an elevated TSR target was met, adjusted to reflect the forfeiture of shares in connection with the resignations of the Company’s former Chief Financial Officer and President, was approximately 33,000. The remaining shares failed to vest as the market condition was not met. The original grant date fair value of the awards was estimated to be $1,808, which was estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs were recognized over the requisite service period in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
On November 6, 2023, under the 2014 Incentive Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 26,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2026. The maximum number of shares that can be issued if an elevated earnings target is met, adjusted to reflect the forfeiture of shares in connection with the resignation of the Company's former President, is approximately 26,000. The shares failed to vest due to fiscal year 2026 financial performance. The original grant date fair value of the awards were estimated to be $1,167, based on a stock price of $44.87. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
On November 27, 2023, under the 2014 Incentive Plan, Malibu Boats, Inc. granted two awards to Bruce Beckman, its then newly-appointed Chief Financial Officer. The two service-based stock awards include approximately 7,000 units that vested over two years and approximately 6,000 units that were to vest over four years. The combined grant date fair value of these awards was $600 based on a stock price of $44.85 per share on the date of grant. In connection with the resignation of this Chief Financial Officer on November 12, 2025 (discussed below), 3,065 unvested units were forfeited.

On February 20, 2024, following the announcement of the upcoming departure of Malibu’s Chief Executive Officer, Malibu Boats, Inc. granted a one-time award of 92,699 restricted stock units to Ritchie Anderson, its President, and 5,330 shares of restricted stock to a non-employee director who was appointed Executive Chair. The award to the President, which was to vest over four years and had a fair value of $4,000, failed to vest upon his retirement. The award to the Executive Chair vested immediately and has a fair value of $230. The fair value of both awards was based on a stock price of $43.15 on the date of grant.
On August 5, 2024, under the 2014 Incentive Plan, Malibu Boats, Inc. granted two awards to its newly-appointed Chief Executive Officer. The two service-based stock awards include 44,064 units that will vest in equal installments over three years and 14,363 units that vested in one year. The combined grant date fair value of these awards was $2,047 based on a stock price of $35.04 per share on the date of grant.
On October 23, 2024, at the Company’s annual meeting of stockholders (the “2024 Annual Meeting”) the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are canceled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, canceled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of June 30, 2026, without consideration of the shares ultimately to be added upon the completion of the 2014 Incentive Plan, 623,909 shares remain available for future issuance under the 2024 Plan.
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
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2027. The maximum number of shares that can be issued if an elevated earnings target is met, adjusted to reflect the forfeiture of shares in connection with the resignations of the Company's former President and Chief Financial Officer, is approximately 9,000. The grant date fair value of the awards was estimated to be $697, based on a stock price of $42.33. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 4, 2024, under the 2024 Plan, Malibu Boats, Inc. granted to employees a target amount of approximately 16,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 6, 2027. The maximum number of shares that can be issued if an elevated TSR target is met, adjusted to reflect the forfeiture of shares in connection with the resignations of the Company's former President and Chief Financial Officer, is approximately 11,000. The grant date fair value of the awards was estimated to be $868 which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period in accordance with ASC Topic 718, Compensation—Stock Compensation.
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
On November 26, 2025, under the 2024 Plan, Malibu Boats, Inc. granted to its Chief Executive Officer a target amount of approximately 25,000 restricted stock awards with a performance condition. The number of shares that will ultimately be issued, if any, is based on the attainment of a specified amount of earnings during the fiscal year ending June 30, 2028. The maximum number of shares that can be issued if an elevated earnings target is met is approximately 37,000. The grant date fair value of the awards was estimated to be $720, based on a stock price of $28.84. Compensation costs associated with the performance awards are recognized over the requisite service period based on probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
On November 26, 2025, under the 2024 Plan, Malibu Boats, Inc. granted to its Chief Executive Officer a target amount of approximately 25,000 stock awards with a market condition. The number of shares that will ultimately be issued, if any, is based on a total shareholder return ("TSR") computation that involves comparing the movement in Malibu Boats, Inc.'s stock price to movement in a market index from the grant date through November 26, 2028. The maximum number of shares that can be issued if an elevated TSR target is met is approximately 50,000. The grant date fair value of the awards was estimated to be $931 which is estimated using a Monte Carlo simulation. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair market value for the stock award. Compensation costs are recognized over the requisite service period based on the Monte Carlo estimated probability of achievement in accordance with ASC Topic 718, Compensation—Stock Compensation.
The following table presents the number, grant date stock price per share, and weighted-average exercise price per share of the Company’s employee option awards:

	Fiscal Year Ended June 30,
	2026		2025		2024
	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share	Shares	Weighted Average Exercise Price/Share
Total outstanding Options at beginning of year	—	$—	17,973	$37.55	17,973	$37.55
Options granted	—	—	—	—	—	—
Options exercised	—	—	(5,989)	37.55	—	—
Options expired	—	—	(11,984)	37.55	—	—
Outstanding options at end of year	—	$—	—	$—	17,973	$37.55
Exercisable at end of year	—	$—	—	$—	17,973	$37.55
The weighted average remaining contractual life of options outstanding and options outstanding and exercisable as of June 30, 2026 was zero years, respectively. The total intrinsic value of options exercised during the years ended June 30, 2026, 2025 and 2024 was $0, $33 and $0, respectively.
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
For the fiscal year ended June 30, 2026, the Company issued 3,186 shares of Class A Common Stock and 27,834 restricted stock units with a weighted-average grant date fair value of $33.48 to its non-employee directors for their services as directors pursuant to the 2024 Plan. For the fiscal year ended June 30, 2025, the Company issued 12,503 shares of Class A Common Stock, 16,322 restricted stock units with a weighted-average grant date fair value of $37.66 to its non-employee directors for their services as directors pursuant to the Incentive Plan or the 2024 Plan. For the fiscal year ended June 30, 2024, the Company issued 12,130 shares of Class A Common Stock, 13,429 restricted stock and 5,330 shares of restricted stock units with a weighted-average grant date fair value of $45.80 to its non-employee directors for their services as directors pursuant to the Incentive Plan.
The following table presents the number and weighted-average grant date fair value of the Company’s director and employee restricted stock units and restricted stock awards:

	Fiscal Year Ended June 30,
	2026		2025		2024
	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards at beginning of year	400,359	$43.76	519,106	$50.08	324,824	$57.98
Granted	287,994	28.39	249,699	39.86	351,000	44.06
Vested	(168,647)	39.02	(115,619)	48.94	(125,362)	52.93
Forfeited	(102,097)	46.75	(252,827)	50.53	(31,356)	53.12
Total Non-vested Restricted Stock Units and Restricted Stock Awards at end of year	417,609	$34.34	400,359	$43.76	519,106	$50.08
As of June 30, 2026, the total unrecognized compensation cost related to nonvested, share-based compensation was $8,172, which the Company expects to recognize over a weighted-average period of two years.
Stock compensation expense attributable to all of the Company's equity awards was $5,603, $5,916 and $4,935 for fiscal years 2026, 2025 and 2024, respectively, is included in general and administrative expense in the Company's consolidated statements of operations and comprehensive (loss) income. The cash flow effects resulting from all equity awards were reflected as noncash operating activities.
17. Net Earnings (Loss) Per Share
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
Stock awards with a market condition that are based on the performance of MBI's stock price in relation to a market index over a specified time period are only included in the computation of diluted earnings per share to the extent that the shares would be issued based on the current market price of MBI's stock in relation to the market index, and only if the effect would be dilutive.
Basic and diluted net income (loss) per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Fiscal Year Ended June 30,
	2026	2025	2024
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$1,653	$14,879	$(55,912)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A Common Stock	19,012,260	19,376,967	20,167,169
Weighted-average participating restricted stock units convertible into Class A Common Stock	292,511	287,370	272,280
Basic weighted-average shares outstanding	19,304,771	19,664,337	20,439,449
Basic net income (loss) per share	$0.09	$0.76	$(2.74)

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$1,653	$14,879	$(55,912)
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	19,304,771	19,664,337	20,439,449
Restricted stock units granted to employees	24,077	24,102	—
Stock options granted to employees	—	352	—
Market performance awards granted to employees	16,076	5,886	—
Diluted weighted-average shares outstanding [1]	19,344,924	19,694,677	20,439,449
Diluted net income (loss) per share	$0.09	$0.76	$(2.74)
1 The Company excluded 408,374, 494,980, and 612,277 potentially dilutive shares from the calculation of diluted net income (loss) per share for the fiscal year ended June 30, 2026, 2025, and 2024, respectively, as these units would have been antidilutive.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income (loss) per share of Class B Common Stock has not been presented.
18. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor-plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded it is presented in accrued liabilities in the accompanying consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor plan financing programs with repurchase obligations was $378,472 and $364,085 as of June 30, 2026 and 2025, respectively.

Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying consolidated statements of operations and comprehensive (loss) income. For fiscal year 2026, there were no repurchases of such inventory. For fiscal year 2025, the Company repurchased 22 units that were subject to the Company's repurchase agreement with M&T Bank ("Repurchase Agreement"), the lender under the floor plan financing for Tommy's Boats. For fiscal year 2024, the Company repurchased 17 units from a lender of one of its former dealers. The Company did not carry a reserve in fiscal year 2026 and 2025.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's consolidated balance sheets. As of June 30, 2026 and 2025, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 10 for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of June 30, 2026 that will have a material adverse impact on the Company's results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) at June 30, 2026 or June 30, 2025 that will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Legal Proceedings
Insurance Litigation

MBI and its indirect subsidiary Boats LLC were defendants in the product liability case Batchelder et al. v. Malibu Boats,

LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the “Batchelder I Matter”), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Batchelder I Plaintiffs”). Boats LLC was also a defendant in a related product liability case, Stephan Paul Batchelder and Margaret Mary Batchelder, as Natural Guardians of Josh Patrick Batchelder, a minor; Darin Batchelder, individually, and as Natural Guardian of Zach Batchelder, a minor; and Kayla Batchelder (the “Batchelder II Plaintiffs” and, together with the Batchelder I Plaintiffs, the “Batchelder Plaintiffs”) v. Malibu Boats, LLC v. Dennis Michael Ficarra; Superior Court of Rabun County, Civil Action File No. 2022-CV-0034 (the “Batchelder II Matter” and, together with the Batchelder I Matter, the “Batchelder Matters”). On June 30, 2023, MBI and Boats LLC entered into a Confidential General Release and Settlement Agreement (the “Settlement Agreement”) with the Batchelder Plaintiffs in settlement of the Batchelder Matters and all matters related to the Batchelder Matters. Pursuant to the Settlement Agreement, among other things, Malibu Boats, Inc., or Boats LLC, as the case may be, paid (or caused to be paid) to the Batchelder Plaintiffs and their agents a total of $100 million.

MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26 million. As of June 30, 2026, the Company had received approximately $21 million in insurance coverage proceeds, subject in certain cases to reservations of rights by the insurance carriers. The Company contends that the insurance carriers are responsible for the entirety of the $100 million settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. On March 12, 2026, the Georgia Court of Appeals denied both aspects of Chubb's appeal. On April 14, 2026, Chubb filed a petition for a writ of certiorari with the Georgia Supreme Court. The Company intends to vigorously pursue its claims against the insurance carriers to recover the full $100 million settlement amount and expenses (less any monies already tendered without reservation by the carriers). However, the Company cannot predict the outcome of such litigation.
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

Securities Class Action Lawsuit

On April 29, 2024, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against MBI and Jack Springer, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company in the United States District Court for the Southern District of New York (Case 1:24-cv-03254). On August 15, 2024, the Court appointed the Retiree Benefit Trust of the City of Baltimore as the Lead Plaintiff in the action. The amended complaint alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by MBI related to the Company's business, operations, and prospects during the period from November 4, 2022 through May 1, 2024 ("Class Period"). The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by not disclosing alleged material adverse facts related to the Company’s inventory, demand and relationship with one of its former dealers, Tommy’s Boats, and accordingly, that certain statements made during the Class Period about the Company's business, operations, and prospects were materially misleading. On July 29, 2025, MBI and the individual defendants entered into a Stipulation and Agreement of Settlement with the Lead Plaintiff. The settlement was approved by the Court on February 9, 2026 and, without admitting fault or liability, provided for a settlement payment amount of $7.8 million for the benefit of a settlement class comprised of all purchasers of MBI Securities during the Class Period. The settlement payment was fully funded with proceeds from MBI's directors and officers insurance carriers.

On November 25, 2024, a stockholder, derivatively on behalf of MBI, filed a complaint against Jack Springer, Ritchie Anderson, Bruce Beckman, David Black, and Wayne Wilson as current and former officers of the Company, as well as current and former members of the MBI Board of Directors in the United States District Court for the Southern District of New York (Case 1:24-cv-09018). On December 20, 2024, a second stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Southern District of New York (Case 1:24-cv-09870). On January 7, 2025, these derivative actions were consolidated and stayed pending certain developments in the securities class action. On April 8, 2025, a third stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). On May 16, 2025, a fourth stockholder, derivatively on behalf of MBI, filed a complaint against the same defendants, except for Ritchie Anderson, in the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00223). On November 17, 2025, the third and fourth derivative actions were consolidated, and on November 20, 2025, the consolidated case was stayed pending certain developments in the securities class action. The derivative actions allege violations of the Securities Exchange Act of 1934, as amended, as well as breach of fiduciary duties and unjust enrichment against the individual defendants in connection with the issues raised in the securities class action. On April 1, 2026, MBI and the stockholders reached an agreement in principle to settle all derivative actions. On July 15, 2026, plaintiffs filed a motion for preliminary settlement approval in the consolidated action pending before the United States District Court for the Eastern District of Tennessee (Case 3:25-cv-00142). The settlement contemplates certain corporate governance reforms by MBI and a payment of $850,000 in attorneys' fees from MBI to the stockholders' counsel, and is subject to Court approval. MBI anticipates that the settlement amount will be fully paid with proceeds from MBI's directors and officers insurance carriers.
Delaware Charter Lawsuit
On February 12, 2025, a stockholder (the “Gray Plaintiff”) filed a putative stockholder class action complaint, as subsequently amended on April 1, 2026, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against MBI, under the caption Gray v. Malibu Boats, Inc., C.A. No. 2025-0151-KSJM (the “Gray Action”), challenging a provision of the Company’s Certificate of Incorporation concerning removal of directors from the Company’s Board of Directors (the “Removal Provision”). Without admitting any wrongdoing or that the Gray Plaintiff’s allegations had any merit, MBI represented to the Gray Plaintiff that no director of MBI shall be removed from his or her position pursuant to the Removal Provision. Believing the prompt resolution of the Gray Action to be in the best interest of MBI and its stockholders, MBI has, in its business judgment, also agreed to pay $75,000 in attorneys’ fees and expenses to the Gray Plaintiff’s counsel (including a $500 service award to the Gray Plaintiff) in full satisfaction of the claim for attorneys’ fees and expenses in the Gray Action. On August 18, 2026, MBI and the Gray Plaintiff filed a stipulation, subject to approval by the Chancery Court providing for the closure of the case, subject to and upon the Company filing an affidavit with the Chancery Court confirming that this notice has been issued and the Gray Plaintiff filing a voluntary dismissal of the Gray Action, with prejudice only as to the Gray Plaintiff and without prejudice as to any other putative class member. The Chancery Court has not been asked to review or pass judgment on the payment of the attorneys’ fees and expenses or their reasonableness.
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
Product Liability Lawsuit
Subsequent to our fiscal year ended June 30, 2026, on July 17, 2026, Brad Knighton and Britney Knighton, individually, as personal representative of the Estate of O.K., a deceased minor child, and as guardians of O.B.K. and B.E.K., minors, filed a Complaint against Cobalt Boats, LLC, Malibu Boats, LLC, Malibu Boats Holdings, LLC, and Malibu Boats, Inc. in the United States District Court for the District of South Carolina, Florence Division, in admiralty (Case No. 4:26-cv-02936-JD). The Complaint arises from a boating accident that occurred on July 19, 2023 involving a 2006 model year Cobalt 232 bowrider vessel and alleges that the vessel was defective due to inadequate warnings regarding hazards associated with occupancy of the vessel's open bow seating area under certain operating conditions. Plaintiffs assert claims for strict products liability (failure to warn), negligence, breach of implied warranty of merchantability, wrongful death, survival, and negligent infliction of emotional distress, and seek compensatory and punitive damages in an unspecified amount. No defendant has been served with process, and no defendant has filed a responsive pleading. The Company maintains product liability insurance that is applicable to this case. The Company is unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.
19. Related Party Transactions
As of June 30, 2026, there were two non-employee members of the Company's board of directors that are also original shareholders of the Company and receive an annual retainer as compensation for services rendered. For the fiscal years ended June 30, 2026, 2025, and 2024, $409, $408 and $484, respectively, was paid to these directors in both cash and equity for their services.
20. Segment Reporting
We determine our operating segments based on how the Chief Operating Decision Maker (CODM), our Chief Executive Officer, manages the business, allocates resources, makes operating decisions and evaluates operating performance.
Effective March 31, 2026, the Company revised its segment reporting to account for its acquisition of Saxdor. The Company previously had three reportable segments: Malibu, Saltwater Fishing and Cobalt. The Company now has four reportable segments, Malibu, Saltwater Fishing, Cobalt, and Saxdor. The Malibu segment participates in the manufacturing, distribution, marketing and sale of Malibu and Axis performance sports boats throughout the world. The Saltwater Fishing segment participates in the manufacturing, distribution, marketing and sale throughout the world of Pursuit boats and the Maverick Boat Group brand boats (Maverick, Cobia, Pathfinder and Hewes). The Cobalt segment participates in the manufacturing, distribution, marketing and sale of Cobalt boats throughout the world. The Saxdor segment participates in the manufacturing, distribution, marketing and sale of Saxdor boats throughout the world. Separate financial information for the four reportable segments is evaluated by the CODM to allocate resources and assess performance. Segment asset and capital expenditure information is not presented because it is not evaluated by the CODM at the segment level.
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
Our segment operating performance measure is Segment adjusted EBITDA. The CODM uses Segment adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and make strategic decisions. Segment adjusted EBITDA excludes interest expense, income taxes, depreciation, amortization, goodwill and other intangible asset impairment expense and non-cash, non-recurring or non-operating expenses (as shown in the table below). These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independently of business performance
Net sales are attributed to countries based on the location of the dealer. For information about how our reportable segments derive revenue, as well as revenue grouped by offerings and geographical region, refer to Note 2 – Revenue Recognition.
The following table presents financial information for the Company’s reportable segments for the fiscal years ended June 30, 2026, 2025, and 2024.

Fiscal Year Ended June 30, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor [4]	Total
Net sales	$312,907	$284,006	$233,374	$84,303	$914,590
Cost of sales (excluding depreciation)	233,341	234,152	195,640	70,667	733,800
Sales and marketing expense	10,895	10,080	5,174	1,331	27,480
General and administrative expense (excluding depreciation) [1]	18,029	17,737	13,229	6,232	55,227
Other segment items [2]	(32)	—	—	686	654
Segment Adjusted EBITDA	50,674	22,037	19,331	5,387	97,429
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]					51,030
Depreciation					33,147
Amortization					10,805
Income before income taxes					$2,447

Fiscal Year Ended June 30, 2025
	Malibu	Saltwater Fishing	Cobalt		Total
Net sales	$312,698	$279,635	$215,228		$807,561
Cost of sales (excluding depreciation)	226,956	226,544	180,141		633,641
Sales and marketing expense	9,693	8,834	4,544		23,071
General and administrative expense (excluding depreciation) [1]	15,476	17,585	12,687		45,748
Other segment items [2]	(38)				(38)
Segment Adjusted EBITDA	60,611	26,672	17,856		105,139
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]					46,283
Depreciation					31,794
Amortization					6,799
Income before income taxes					$20,263

Fiscal Year Ended June 30, 2024
	Malibu	Saltwater Fishing	Cobalt		Total
Net sales	$279,131	$327,542	$222,362		$829,035
Cost of sales (excluding depreciation)	211,443	264,707	181,659		657,809
Sales and marketing expense	9,094	8,835	4,855		22,784
General and administrative expense (excluding depreciation) [1]	16,056	18,477	13,177		47,710
Other segment items [2]	(41)				(41)
Segment Adjusted EBITDA	42,579	35,523	22,671		100,773
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]					28,445
Depreciation					26,178

Amortization	6,811
Goodwill and other intangible asset impairment	88,389
Abandonment of construction in process	8,735
Loss before income taxes	$(57,785)

1 The primary difference between this significant segment expense and “G&A (excluding depreciation)” within the Company’s Consolidated Statements of Operations relates to stock-based compensation, professional fees, acquisition and integration related expenses, and litigation settlements which all fall under the "corporate expenses and other" category discussed below.
2 Other segment items includes other income (expense) including items such as sublease income and currency translation.
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
Geographic Information
Net sales are attributed to countries based on the location of the dealer. For information about how our reportable segments derive revenue, as well as revenue grouped by offerings and geographical region, refer to Note 2 – Revenue Recognition. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment. The following table presents financial information by geographical region:

	2026		2025		2024
Tangible Long-Lived Assets
US	226,476	90.7%	235,457	99.8%	244,056	99.8%
International	23,187	9.3%	420	0.2%	545	0.2%
Total	$249,663	100%	$235,877	100%	$244,601	100%
21. Subsequent Event
Debt Refinancing
On July 10, 2026, Malibu Boats, LLC, or the Borrower, entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Third A&R Credit Agreement, with a group of banks, including Truist Bank, who served as administrative agent and issuing bank. The Credit Agreement provides Malibu Boats, LLC with a revolving credit facility in an aggregate principal amount of up to $250.0 million and a term loan facility in an aggregate principal amount of up to $100.0 million, each with a maturity date of July 10, 2031. Upon the closing of the Credit Agreement on July 10, 2026, Malibu Boats, LLC borrowed the full $100.0 million under the term loan facility and used the net proceeds to repay amounts outstanding under the Third A&R Credit Agreement. The Borrower had $65.0 million outstanding under the revolving credit facility after such repayment.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Annual Report have been properly included.

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
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Report of Management on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Management's report is included in the Company's 2026 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2026 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2026, which is included herein.
Changes in Internal Control Over Financial Reporting
On March 2, 2026, we acquired Saxdor. Prior to the acquisition, Saxdor was a privately held company and was not subject to the rules and regulations of the SEC. We are in the process of analyzing and evaluating the internal control environment as it relates to the integration of Saxdor, which may result in additions or changes to our internal control over financial reporting. We have excluded Saxdor’s operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ended June 30, 2026 in accordance with Securities and Exchange Commission guidance. Saxdor represented approximately 28.0% of consolidated total assets and 9.2% of consolidated revenues as of and for the year ended June 30, 2026.
Other than our integration of Saxdor, there have been no changes in our internal control over financial reporting during the fourth quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Conduct applicable to our employees, directors, and officers. Our Code of Conduct is available on the Company’s website at www.malibuboatsinc.com. To the extent required by rules adopted by the SEC and Nasdaq, we intend to promptly disclose future amendments to certain provisions of the codes or waivers of such provisions granted to executive officers and directors on our website at www.malibuboatsinc.com.
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
Our independent registered public accounting firm is KPMG LLP, Nashville, TN, PCAOB Firm ID: 185.
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
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
•Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended June 30, 2026, 2025, and 2024.
•Consolidated Balance Sheets as of June 30, 2026 and 2025.
•Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2026, 2025, and 2024.
•Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026, 2025, and 2024.
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

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Securities Purchase Agreement dated March 2, 2026	8-K	001-36290	2.1	March 2, 2026
3.1	Certificate of Incorporation of Malibu Boats, Inc.	S-1	333-192862	3.1	January 8, 2014
3.2	Second Amended and Restated Bylaws of Malibu Boats, Inc.	8-K	001-36290	3.1	October 28, 2024
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1	Description of Class A Common Stock	10-K	001-36290	4.1	August 28, 2025
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014

4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
10.1*	2014 Long-Term Incentive Plan	S-1	333-192862	10.15	January 8, 2014
10.2*	Amendment Number One, dated as of June 24, 2014, to the Long Term Incentive Plan	8-K	001-36290	10.2	June 27, 2014
10.3*	Form of Stock Option Agreement for Long-Term Incentive Plan	10-K	001-36290	10.12	September 8, 2017
10.4*	Form of Restricted Stock Agreement for Long-Term Incentive Plan	10-K	001-36290	10.13	September 8, 2017
10.5*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (executive)	10-K	001-36290	10.14	September 8, 2017
10.6*	Form of Restricted Stock Unit Award Agreement for Long-Term Incentive Plan (non-executive)	10-K	001-36290	10.15	September 8, 2017
10.7*	Form of Indemnification Agreement	S-1	333-192862	10.19	December 13, 2013
10.8*	Director Compensation Policy	10-K	001-36290	10.14	August 25, 2022
10.9*	Form of Time and Performance Based Restricted Stock Award Agreement (executive)	10-Q	001-36290	10.1	February 6, 2020
10.10*	Employment Agreement by and between Malibu Boats, Inc. and Steven Menneto, dated July 18, 2024	8-K	001-36290	10.1	July 22, 2024
10.11*	Malibu Boats, Inc. 2024 Performance Incentive Plan	8-K	001-36290	10.1	October 28, 2024
10.12*	Employment Agreement, dated as of November 13, 2025, between Malibu Boats, Inc. and David Black	8-K	001-36290	10.2	November 13, 2025
10.13	Fourth Amended and Restated Credit Agreement, dated July 10, 2026, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and Truist Bank, as administrative agent, as issuing bank and as swingline lender	8-K	001-36290	10.1	July 13, 2026
10.14	Fourth Amended and Restated Security Agreement, dated July 10, 2026, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and Truist Bank, as administrative agent	8-K	001-36290	10.2	July 13, 2026
19.1	Malibu Boats Inc. Insider Trading Policy	10-K	001-36290	19.1	August 28, 2025
21.1++	Subsidiaries of Malibu Boats, Inc.
23.1++	Consent of KPMG LLP, independent registered public accounting firm for Malibu Boats, Inc.
31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Malibu Boats Inc. Clawback Policy	10-K	001-36290	97.1	August 28,2025
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 were formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or arrangement.
++    Filed herewith

# The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Malibu Boats, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16.     Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALIBU BOATS, INC.

August 27, 2026	/s/ Steven D. Menneto
Steven D. Menneto
President and Chief Executive Officer (Principal Executive Officer)

August 27, 2026	/s/ David S. Black
David S. Black
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven D. Menneto		August 27, 2026
Steven D. Menneto	President, Chief Executive Officer, and Director (Principal Executive Officer)
/s/ David S. Black		August 27, 2026
David S. Black	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Michael K. Hooks		August 27, 2026
Michael K. Hooks	Chairman of the Board and Director
/s/ James R. Buch		August 27, 2026
James R. Buch	Director
/s/ Ivar S. Chhina		August 27, 2026
Ivar S. Chhina	Director
/s/ Michael J. Connolly		August 27, 2026
Michael J. Connolly	Director
/s/ Melanie K. Cook		August 27, 2026
Melanie K. Cook	Director
/s/ Mark W. Lanigan		August 27, 2026
Mark W. Lanigan	Director
/s/ Peter E. Murphy		August 27, 2026
Peter E. Murphy	Director
/s/ Nancy M. Taylor		August 27, 2026
Nancy M. Taylor	Director