Form 10-Q
period 2026-09-30
MALIBU BOATS, INC.
filed 2026-11-05
CIK 1590976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Class A Common Stock, par value $0.01, outstanding as of November 2, 2026:	19,653,313	shares
Class B Common Stock, par value $0.01, outstanding as of November 2, 2026:	12	shares

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding demand for our products and expected industry trends, impact of macroeconomic conditions on our results of operations and financial condition, our business strategy and plans, and management’s objectives for future operations. In particular, many of the statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms, or by other similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements are only predictions, involving known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include, but are not limited to: our large fixed-cost base; our ability to execute our manufacturing strategy and accurately forecast demand for our products; our third-party suppliers' increased costs or inability to adjust for our required production levels; our dependence on a small group of suppliers for components; our ability to meet our manufacturing workforce needs; our dependence on key management employees; our ability to grow our business through acquisitions and integrate such acquisitions to fully realize their expected benefits, including our recent acquisition of Saxdor; our growth strategy which may require us to secure significant additional capital; our ability to enhance existing products and develop and market new or enhanced products; compromises to information technology systems or those of third parties with whom we work or our data; difficulties presented by international economic, political, legal, and business factors; general economic conditions; risks and requirements related to transacting business in foreign countries; the continued strength and positive perception of our brands; increased consumer preference for used boats, electric boats, alternative fuel-powered boats or the supply of new boats by competitors in excess of demand; an increase in energy and fuel costs; the seasonality of our business; competition within our industry; inflation and heightened interest rates; our dependence on our network of independent dealers and increasing competition for dealers; the financial health of our dealers and their continued access to financing; our obligation to repurchase inventory of certain dealers; our exposure to risks associated with litigation, investigation and regulatory proceedings; an impairment in the carrying value of goodwill, trade names, and other long-lived assets; significant product repair and/or replacement costs due to product warranty claims or product recalls; risks inherent in changes to U.S. trade policy, tariffs and import/export regulations; any failure to comply with laws and regulations including environmental, workplace safety and other regulatory requirements; our dependence upon distributions from the LLC for any cash obligations of Malibu Boats, Inc.; covenants in our credit agreement governing our term loan and revolving credit facilities which may limit our operating flexibility; interest rate risk from our variable rate indebtedness; and our obligation to make certain payments under a tax receivable agreement. We discuss many of these factors, risks and uncertainties in greater detail under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2026, filed with the Securities and Exchange Commission on August 27, 2026 as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those suggested by the forward-looking statements for various reasons, including those discussed under “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2026, filed with the Securities and Exchange Commission on August 27, 2026. Except as required by law, we assume no obligation to update forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.
ii

Part I - Financial Information

Item 1. Financial Statements
MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2026	2025
Net sales	$252,941	$194,733
Cost of sales	215,105	166,802
Gross profit	37,836	27,931
Operating expenses:
Selling and marketing	8,333	6,293
General and administrative	11,646	20,767
Amortization	4,707	1,713
Operating income (loss)	13,150	(842)
Other expense (income), net:
Other expense (income), net	2,748	(866)
Interest expense	2,087	423
Other expense (income), net	4,835	(443)
Income (loss) before provision for income taxes	8,315	(399)
Provision for income taxes	2,209	311
Net income (loss)	6,106	(710)
Net income (loss) attributable to non-controlling interest	108	(8)
Net income (loss) attributable to Malibu Boats, Inc.	$5,998	$(702)

Comprehensive income (loss):
Net income (loss)	$6,106	$(710)
Other comprehensive income:
Change in cumulative translation adjustment	96	224
Other comprehensive income	96	224
Comprehensive income (loss)	6,202	(486)
Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	109	(5)
Comprehensive income (loss) attributable to Malibu Boats, Inc., net of tax	$6,093	$(481)

Weighted-average shares outstanding used in computing net income (loss) per share:
Basic	19,743,887	19,335,990
Diluted	19,940,439	19,335,990
Net income (loss) available to Class A Common Stock per share:
Basic	$0.30	$(0.04)
Diluted	$0.30	$(0.04)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2026	June 30, 2026
Assets
Current assets
Cash	$40,344	$74,419
Trade receivables, net	48,079	33,353
Inventories, net	212,404	180,066
Prepaid expenses and other current assets	17,520	17,634
Assets held for sale	3,059	3,059
Total current assets	321,406	308,531
Property, plant and equipment, net	249,645	249,663
Goodwill	78,598	78,689
Other intangible assets, net	290,543	295,965
Deferred tax assets	48,046	50,419
Other assets	14,332	12,927
Total assets	$1,002,570	$996,194
Liabilities
Current liabilities
Current maturities of long-term obligations	5,000	—
Accounts payable	69,664	46,790
Accrued expenses	135,467	168,137
Income taxes and tax distribution payable	578	392
Payable pursuant to tax receivable agreement, current portion	113	113
Total current liabilities	210,822	215,432
Deferred tax liabilities	16,018	15,424
Other liabilities	33,498	33,353
Payable pursuant to tax receivable agreement, less current portion	38,559	38,559
Long-term debt	167,866	165,000
Total liabilities	466,763	467,768
Commitments and contingencies (See Note 17)
Stockholders' Equity
Class A Common Stock, par value $0.01 per share, 100,000,000 shares authorized; 19,651,774 shares issued and outstanding as of September 30, 2026; 19,667,592 shares issued and outstanding as of June 30, 2026	195	195
Class B Common Stock, par value $0.01 per share, 25,000,000 shares authorized; 12 shares issued and outstanding as of September 30, 2026 and June 30, 2026	—	—
Preferred Stock, par value $0.01 per share; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and June 30, 2026	—	—
Additional paid in capital	49,781	48,567
Accumulated other comprehensive loss, net of tax	(10,535)	(10,631)
Accumulated earnings	492,315	486,317
Total stockholders' equity attributable to Malibu Boats, Inc.	531,756	524,448
Non-controlling interest	4,051	3,978
Total stockholders’ equity	535,807	528,426
Total liabilities and stockholders' equity	$1,002,570	$996,194
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In thousands, except number of Class B shares)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	19,668	$195	12	$—	$48,567	$(10,631)	$486,317	$3,978	$528,426
Net income	—	—	—	—	—	—	5,998	108	6,106
Stock-based compensation, net of withholding taxes on vested equity awards	(16)	—	—	—	1,174	—	—	—	1,174
Issuances of equity for services	—	—	—	—	40	—	—	—	40
Distributions to LLC unit holders	—	—	—	—	—	—	—	(36)	(36)
Foreign currency translation adjustment	—	—	—	—	—	96	—	1	97
Balance at September 30, 2026	19,652	$195	12	$—	$49,781	$(10,535)	$492,315	$4,051	$535,807

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Non-controlling Interest in LLC	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	19,226	$190	12	$—	$35,253	$(4,646)	$484,664	$4,372	$519,833
Net loss	—	—	—	—	—	—	(702)	(8)	(710)
Stock-based compensation, net of withholding taxes on vested equity awards	(5)	—	—	—	1,213	—	—	—	1,213
Issuances of equity for services	—	—	—	—	40	—	—	—	40
Increase in payable pursuant to the tax receivable agreement	—	—	—	—	(26)	—	—	—	(26)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	52	—	—	—	52
Exchange of LLC Units for Class A Common Stock	6	—	—	—	95	—	—	(95)	—
Foreign currency translation adjustment	—	—	—	—	—	224	—	1	225
Balance at September 30, 2025	19,227	$190	12	$—	$36,627	$(4,422)	$483,962	$4,270	$520,627

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$6,106	$(710)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash compensation expense	1,340	1,587
Non-cash compensation to directors	40	40
Depreciation	8,214	8,138
Amortization	4,707	1,713
Change in fair value of contingent consideration	1,248	—
Unrealized gain on foreign currency exchange	(160)	—
Deferred income taxes	2,959	106
Adjustment to tax receivable agreement liability	—	(856)
Other items, net	(14,227)	889
Change in operating assets and liabilities:
Trade receivables	(14,706)	(11,508)
Inventories	(31,803)	(2,871)
Prepaid expenses and other assets	(572)	(6,891)
Accounts payable	23,089	14,556
Income taxes payable	873	445
Accrued expenses	(17,036)	2,432
Other liabilities	(1,158)	(535)
Net cash (used in) provided by operating activities	(31,086)	6,535
Investing activities:
Purchases of property and equipment	(8,381)	(4,307)
Proceeds from sale of property and equipment	—	82
Net cash used in investing activities	(8,381)	(4,225)
Financing activities:
Proceeds from long-term borrowings	100,000	—
Proceeds from revolving credit facility	10,000	10,000
Principal payments on long-term borrowings	(1,250)	—
Payments on revolving credit facility	(100,000)	(5,000)
Payment of deferred financing costs	(2,937)	—
Cash paid for withholding taxes on vested restricted stock	(163)	(363)
Distributions to non-controlling LLC Unit holders	(60)	—
Net cash provided by financing activities	5,590	4,637
Effect of exchange rate changes on cash	(198)	156
Changes in cash	(34,075)	7,103
Cash—Beginning of period	74,419	37,002
Cash—End of period	$40,344	$44,105

Supplemental cash flow information:
Cash paid for interest	$2,408	$348
Cash refund for income taxes, net	(537)	(230)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

MALIBU BOATS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Tables in thousands, except per unit and share and per share data)
1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Malibu Boats, Inc. (“MBI” and, together with its subsidiaries, the “Company” or "Malibu"), a Delaware corporation formed on November 1, 2013, is the sole managing member of Malibu Boats Holdings, LLC, a Delaware limited liability company (the "LLC"). The Company operates and controls all of the LLC's business and affairs and, therefore, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, Consolidation, consolidates the financial results of the LLC and its subsidiaries, and records a non-controlling interest for the economic interest in the Company held by the non-controlling holders of units in the LLC ("LLC Units"). The LLC was formed in 2006. The LLC, through its wholly owned subsidiary, Malibu Boats, LLC, (“Boats LLC”), is engaged in the design, engineering, manufacturing and marketing of innovative, high-quality, recreational powerboats that are sold through a world-wide network of independent dealers. The Company sells its boats under nine brands -- Malibu, Axis, Pursuit, Maverick, Cobia, Pathfinder, Hewes, Cobalt, and Saxdor. The Company reports its results of operations under four reportable segments -- Malibu, Saltwater Fishing, Cobalt, and Saxdor.
Saxdor Acquisition
On March 2, 2026, the Company acquired Saxdor for an aggregate purchase price of approximately $203.9 million pursuant to a Securities Purchase Agreement (the "Purchase Agreement"). The preliminary purchase price was subject to certain post-closing working capital adjustments. As such, the inputs to the aggregate preliminary purchase price differ from our closing 8-K filed for the Saxdor acquisition. See Note 4 — Acquisition for further details on the inputs to the purchase price and components of contingent consideration.

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with GAAP for complete financial statements. Such statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Malibu and subsidiaries for the year ended June 30, 2026, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Units and shares are presented as whole numbers, while all dollar amounts are presented in thousands, unless otherwise noted.
Beginning with the fiscal year ended June 30, 2026, and for all future periods, the Company discloses revenue recognized by geography under the categories "United States" and "International." This represents a change from prior years in which such revenue was disclosed under the categories "North America" and "International." As a result, the Company has recast the prior period revenue by geography to conform to the current period presentation. This reflects only a reclassification and did not impact total consolidated revenues, operating results, or cash flows for any period presented.
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

2. Revenue Recognition
The following tables disaggregate the Company's revenue by major product type and geography:

	Three Months Ended September 30, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor	Consolidated
Revenue by product:
Boat and trailer sales	$66,808	$68,493	$60,221	$50,488	$246,010
Parts and other sales	4,651	361	1,298	621	6,931
Net Sales	$71,459	$68,854	$61,519	$51,109	$252,941

Revenue by geography:
US	$59,311	$67,588	$55,109	$22,141	$204,149
International	12,148	1,266	6,410	28,968	48,792
Net Sales	$71,459	$68,854	$61,519	$51,109	$252,941

	Three Months Ended September 30, 2025
	Malibu	Saltwater Fishing	Cobalt	Consolidated
Revenue by product:
Boat and trailer sales	$73,150	$63,887	$50,744	$187,781
Parts and other sales	5,497	431	1,024	6,952
Net Sales	$78,647	$64,318	$51,768	$194,733

Revenue by geography:
US	$69,568	$62,874	$47,418	$179,860
International	9,079	1,444	4,350	14,873
Net Sales	$78,647	$64,318	$51,768	$194,733
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
Customer Deposits
Consists of cash payments received from dealers prior to the transfer of control of a boat to the customer. Customer deposits represent advance consideration received by the Company and are recognized as a liability until the related performance obligation is satisfied upon shipment or delivery of the boat to the dealer, at which point the deposit is recognized as revenue in accordance with the Company's revenue recognition policy. The Company expects all $40.8 million of customer deposits to be recognized as revenue during the next twelve months.

The following table provides information about customer deposits and the significant changes in the balances during the three months ended September 30, 2026:

	Three Months Ended September 30,
	2026	2025
Beginning balance	$49,442	$3,508
Add: Customer deposits received	60,941	14,834
Less: Revenue recognized	69,552	14,144
Ending balance	$40,831	$4,198

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

	As of September 30, 2026		As of June 30, 2026
	Units	Ownership %	Units	Ownership %
Non-controlling LLC Unit holders ownership in Malibu Boats Holdings, LLC	270,419	1.4%	270,419	1.4%
Malibu Boats, Inc. ownership in Malibu Boats Holdings, LLC	19,651,774	98.6%	19,667,592	98.6%
	19,922,193	100.0%	19,938,011	100.0%
Issuance of Additional LLC Units
Under the first amended and restated limited liability company agreement of the LLC, as amended (the "LLC Agreement"), the Company is required to cause the LLC to issue additional LLC Units to the Company when the Company issues additional shares of Class A Common Stock. Other than in connection with the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to the LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause the LLC to issue a number of LLC Units equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Units held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended September 30, 2026, the Company caused the LLC to issue a total of 10,226 LLC Units to the Company in connection with the issuance of Class A Common Stock for the vesting of awards granted under the Company's long term incentive plans. During the three months ended September 30, 2026, 26,044 LLC Units were cancelled in connection with stock awards with a performance condition that was deemed to not be achieved. In connection with the cancellation of LLC Units described above, an equivalent of 26,044 treasury shares were retired in accordance with the LLC Agreement.
Distributions and Other Payments to Non-controlling Unit Holders
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), the LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, the LLC is required to distribute cash, to the extent that the LLC has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of LLC earnings. The LLC makes such tax distributions to its members based on an estimated tax rate and projections of taxable income. If the actual taxable income of the LLC multiplied by the estimated tax rate exceeds the tax distributions made in a calendar year, the LLC may make true-up distributions to its members, if cash or borrowings are available for such purposes. As of September 30, 2026 and June 30, 2026, respectively, tax distributions payable to non-controlling LLC Unit holders were $0 and $60,000. During the three months ended September 30, 2026 and 2025, there were $36,000 and $0 tax distributions paid to the non-controlling LLC Unit holders, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC Units.
4. Acquisition
Saxdor Acquisition

On March 2, 2026, the Company completed the acquisition of 100% of the equity interests of Saxdor, a privately held Finnish company that manufactures premium adventure dayboats. Net assets and results of operations of Saxdor are included in our results commencing on March 2, 2026, and are reported as a separate reportable segment. The aggregate purchase price of approximately $203.9 million consisted of cash consideration, 1,523,794 shares of Class A Common Stock at $27.37 per share, and contingent consideration related to an earnout with an initial fair value of approximately $32.6 million estimated using a scenario-based model as well as a Monte Carlo simulation model. In addition, the purchase price included a net working capital adjustment and escrow receivable. The potential earnout consideration has a maximum potential payout of $84.2 million and is to be paid out to the sellers in calendar years 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the "earnout period"), subject to the achievement of certain specified post-closing operating and financial targets by Saxdor. The earnout was classified as a liability on our consolidated balance sheet. The current portion of the earnout amount is included in accrued expenses and the remainder is included in other long-term liabilities. The fair value of the earnout was estimated using significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. These inputs include the estimated amount of the revenue forecast, revenue volatility and a risk-adjusted discount rate of approximately 18.5% used to adjust the probability-weighted cash flow payments to their present value.

Balance at June 30, 2026 [1]	$28,180
Fair value change of earnout	$1,248
Currency adjustment on earnout [2]	$(160)
Balance at September 30, 2026 [1]	$29,268

1 Amounts presented are net of a $1.7 million offset for post-closing adjustments finalized in June 2026, which the Company intends, and has the legal right, to withhold from future earnout payments.

2 Any currency gain or loss on the earnout is recognized within other expense (income), net, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Saxdor met the definition of a business pursuant to ASC 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company believes that the information available provides a reasonable basis for estimating fair values of the assets acquired and liabilities assumed. However, the valuation of certain assets and liabilities is preliminary and subject to change as additional information becomes available and as further analyses are performed. Accordingly, the preliminary purchase price allocation may be adjusted during the measurement period. There have been no adjustments to the preliminary purchase price allocation during the three months ended September 30, 2026. While the measurement period remains open until March 2, 2027, the Company's valuation and assessment are substantially complete. The Company does not anticipate any further material adjustments to the preliminary valuations before the expiration of the measurement period.

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

Revenue and net income of Saxdor included in the unaudited statement of operations and comprehensive income (loss) for the three months ended September 30, 2026, were $51.1 million and $0.4 million, respectively. Acquisition-related costs of $2.8 million were incurred during the three months ended September 30, 2026, and are included in general and administrative expenses in the unaudited consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2026.
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2025, assumes that the acquisition of Saxdor occurred as of July 1, 2024. The unaudited pro forma financial information combines historical results of Malibu and Saxdor, with adjustments for interest on debt financing, depreciation and amortization attributable to fair value estimates on acquired tangible and intangible assets for the respective periods.
The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the business combination had taken place at such time.

Three Months Ended September 30,
2025
Net Sales	241,880
Net income	872

5. Inventories
Inventories consisted of the following:

	As of September 30, 2026	As of June 30, 2026
Raw materials	$126,635	$111,276
Work in progress	41,115	27,956
Finished goods	44,654	40,834
Total inventories	$212,404	$180,066

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of September 30, 2026	As of June 30, 2026
Prepaid expenses	$12,581	$5,818
Insurance receivables	850	850
Other receivables [1]	4,089	10,966
Total prepaid expenses and other current assets	$17,520	$17,634

1 As of June 30, 2026, other receivables included an escrow receivable of $5.7 million, adjusted for currency, recognized in connection with the Company's acquisition of Saxdor. This escrow receivable represents a portion of the cash consideration owed to the Company to settle final consideration payable under the Purchase Agreement after working capital, indebtedness, and closing cash adjustments. This was received during the three months ended September 30, 2026.

7. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	As of September 30, 2026	As of June 30, 2026
Land	$6,732	$6,759
Building and leasehold improvements	183,964	183,901
Machinery and equipment	171,135	166,525
Furniture and fixtures	19,699	19,592
Construction in process	45,008	41,596
	426,538	418,373
Less: Accumulated depreciation	(176,893)	(168,710)
Property, plant and equipment, net	$249,645	$249,663
Included within the current asset section of our condensed consolidated balance sheet as of September 30, 2026 is an amount classified as assets held for sale totaling $3.1 million. The property is valued at its carrying value, which is less than the fair value minus costs to sell. The assets held for sale consist of the land and building from the former Malibu Electronics (included within the Malibu segment) manufacturing building located in Alexander City, Alabama. The Company no longer has a use for this building as the current Malibu Electronics manufacturing building is now located in Loudon, Tennessee. The assets meet the criteria for classification as held for sale as the Company has committed to a plan to sell the assets and they are available for immediate sale in their present condition and expected to sell within 12 months.
Depreciation expense was $8.2 million and $8.1 million for the three months ended September 30, 2026 and 2025, respectively, substantially all of which was recorded in cost of sales.

8. Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill for the three months ended September 30, 2026 were as follows:

	Malibu	Saltwater Fishing	Cobalt	Saxdor	Consolidated
Goodwill as of June 30, 2026 [1]	$12,301	$19,525	$19,791	$27,072	$78,689
Effect of foreign currency changes on goodwill	63	—	—	(154)	(91)
Balance as of September 30, 2026	$12,364	$19,525	$19,791	$26,918	$78,598
1 Net of accumulated impairment losses of $49.2 million in our Saltwater Fishing segment.
The components of other intangible assets were as follows:

	As of September 30, 2026	As of June 30, 2026	Estimated Useful Life (in years)	Weighted-Average Remaining Useful Life (in years)
Definite-lived intangibles:
Dealer relationships	$177,767	$178,008	15-20	13.1
Patent	2,600	2,600	15	5.8
Trade name	100	100	15	3.7
Non-compete agreement	—	—	10	0.0
Backlog	7,940	7,986	0.92	0.3
Total	188,407	188,694
Less: Accumulated amortization	(60,237)	(55,579)
Total definite-lived intangible assets, net	128,170	133,115
Indefinite-lived intangible:
Trade name	201,573	202,050
Less: Accumulated impairment	(39,200)	(39,200)
Total other intangible assets, net	$290,543	$295,965
Amortization expense recognized on all amortizable intangibles was $4.7 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively.
Estimated future amortization expenses as of September 30, 2026 are as follows:

Fiscal years ending December 31 [1]:	Amount
Remainder of 2026 (fiscal year change transition period 1)	$4,663
2027	10,576
2028	9,898
2029	9,843
2030	9,719
2031 and thereafter	83,471
$128,170
1 Presented on a calendar-year basis to reflect the change in the Company's fiscal year end to December 31. See Part II, Item 5, "Other Information."

9. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30, 2026	As of June 30, 2026
Warranties	$40,879	$41,239
Dealer incentives	14,436	15,200
Accrued compensation	12,796	21,110
Current operating lease liabilities	4,909	4,899
Accrued legal and professional fees [1]	10,099	25,569
Customer deposits	40,831	49,442
Government grant [2]	4,089	4,089
Current contingent consideration [3]	3,835	4,052
Other accrued expenses	3,593	2,537
Total accrued expenses	$135,467	$168,137

1 Accrued legal and professional fees include approximately $6.0 million and $21.0 million as of September 30, 2026 and June 30, 2026, respectively, in insurance coverage proceeds that are subject, in certain cases, to reservations of rights by the insurance carriers. The proceeds will be considered a liability in accrued expenses until the resolution of the litigation. During the three months ended September 30, 2026, the Company concluded that $15.0 million of insurance proceeds previously received from Starr Indemnity & Liability Company were no longer subject to a reservation of rights following Starr's dismissal from the related litigation. As a result, the Company derecognized the associated liability and recognized a $15.0 million reduction of general and administrative expense in the unaudited interim condensed consolidated statements of operations. For more information, refer to Note 17 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
2 Government grant includes approximately $4.1 million related to an Economic Development Grant paid by the State of Tennessee in relation to the Company's purchase of a production facility in Roane County, Tennessee and the moving production of certain models of Cobalt boats from Kansas to Tennessee. The grant requires the Company to create and maintain a specified number of jobs in order to retain the grant. The accrued liability will be relieved as the Company satisfies headcount requirements.
3 Contingent consideration related to the Saxdor acquisition is to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years, respectively, if certain requirements are met. $3.8 million of the contingent consideration was recognized as a current liability given expected settlement within one year from the balance sheet date. The remaining $25.4 million is recognized in other long-term liabilities on our unaudited balance sheet as of September 30, 2026. See further details on the Saxdor acquisition in Note 4 — Acquisition.

10. Product Warranties
The Company's Malibu and Axis brand boats have a limited warranty for a period up to five years. The Company's Cobalt brand boats have (1) a structural warranty of up to ten years which covers the hull, deck joints, bulkheads, floor, transom, stringers, and motor mount and (2) a five-year bow-to-stern warranty on all components manufactured or purchased (excluding hull and deck structural components), including canvas and upholstery. Gel coat is covered up to three years for Cobalt and one year for Malibu and Axis. Pursuit brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gel coat surface of the hull bottom and (2) a bow-to-stern warranty of two years (excluding hull and deck structural components). Maverick, Pathfinder and Hewes brand boats have (1) a limited warranty for a period of up to five years on structural components such as the hull, deck and defects in the gel coat surface of the hull bottom and (2) a bow-to-stern warranty of one year (excluding hull and deck structural components). Cobia brand boats have (1) a limited warranty for a period of up to ten years on structural components such as the hull, deck and defects in the gelcoat surface of the hull bottom and (2) a bow-to-stern warranty of three years (excluding hull and deck structural components). Saxdor brand boats have a limited warranty for a period of up to two years or three-hundred running hours, whichever comes first, for structural components. For each boat brand, there are certain materials, components or parts of the boat that are not covered by the Company’s warranty and certain components or parts that are separately warranted by the manufacturer or supplier (such as the engine). Engines that the Company manufactures for Malibu and Axis models have a limited warranty of up to five years or five-hundred hours.
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
Changes in the Company’s product warranty liability, which is included in accrued expenses on the unaudited interim condensed consolidated balance sheets, were as follows:

	Three Months Ended September 30,
	2026	2025
Beginning balance	$41,239	$40,970
Add: Warranty expense	9,429	7,465
Less: Warranty claims paid	(9,789)	(8,282)
Ending balance	$40,879	$40,153
11. Financing
Outstanding debt consisted of the following:

	As of September 30, 2026	As of June 30, 2026
Term Loan A	$98,750	$—
Revolving credit loan	75,000	165,000
Less unamortized debt issuance costs	(884)	—
Total debt	172,866	165,000
Less current maturities	5,000	—
Long-term debt less current maturities	$167,866	$165,000
Long-Term Debt
On July 10, 2026, Malibu Boats, LLC (“Boats LLC”) entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s prior credit agreement. The Credit Agreement provides for a $250.0 million revolving credit facility and a $100.0 million term loan facility (“Term Loan A”), each of which matures on July 10, 2031. On the closing date, Boats LLC borrowed the full $100.0 million available under Term Loan A and used the net proceeds to repay a portion of the amounts outstanding under the prior revolving credit facility. Following the refinancing, $65.0 million remained outstanding under the new revolving credit facility. Subsequent to the closing date and during the three months ended September 30, 2026, Boats LLC borrowed an additional $10.0 million under the revolving credit facility, resulting in $75.0 million outstanding as of September 30, 2026.
Term Loan A requires quarterly principal payments of $1.25 million beginning September 30, 2026, with the remaining outstanding balance due at maturity. As of September 30, 2026, Boats LLC had $98.8 million outstanding under Term Loan A. Boats LLC also had $1.8 million of outstanding letters of credit, resulting in $173.2 million of availability under the revolving credit facility.
The Credit Agreement permits Boats LLC, subject to specified conditions and lender participation, to request increases to the revolving commitments or obtain incremental term loans in an aggregate principal amount equal to $100.0 million plus additional amounts so long as the consolidated leverage ratio, after giving effect to the additional commitments and related transactions, does not exceed 2.50:1.00.
Boats LLC is the borrower under the Credit Agreement, and its obligations are guaranteed by the LLC and certain present and future subsidiaries of Boats LLC, subject to certain exceptions. The obligations are secured by substantially all of the assets of the applicable loan parties. Malibu Boats, Inc. is not a party to the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company's option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of September 30, 2026, the weighted average interest rate on the Company’s revolving credit facility was 5.35%. The Company is required to pay a commitment fee for any unused portion of the revolving credit facility which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement contains certain customary representations and warranties and notice requirements upon the occurrence of specified events, including any event of default or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain customary restrictive covenants regarding, among other matters, indebtedness, liens, fundamental changes, investments, restricted payments, dispositions of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes, governmental regulation, outbound investments and transfers of material intellectual property rights to non-loan parties. For example, the Credit Agreement generally prohibits the LLC, Boats LLC and the other loan parties from paying dividends or making other distributions, including distributions to the Company, subject to specified exceptions. The Credit Agreement permits, among other restricted payments, (i) distributions based on a member’s allocated taxable income, (ii) distributions to fund payments required under the LLC’s tax receivable agreement, (iii) purchases of stock or stock options of the Company from present or former officers, directors or employees of the loan parties, or payments pursuant to stock option or other benefit plans approved by the Company’s board of directors, in an aggregate amount not to exceed $5.0 million in any fiscal year, and (iv) repurchases of the Company’s outstanding stock and LLC Units. In addition, the Credit Agreement permits other dividends and distributions if, after giving effect to such payments on a pro forma basis, the applicable financial covenants are satisfied, the consolidated leverage ratio is not greater than 2.75 to 1.00, liquidity is at least $15.0 million and no specified event of default exists.
Covenant Compliance
As of September 30, 2026, the Company was in compliance with the financial covenants contained in the Credit Agreement.

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
Other information concerning the Company's operating leases accounted for under ASC Topic 842, Leases is as follows:

Classification		As of September 30, 2026	As of June 30, 2026
Assets
Right-of-use assets	Other assets	$10,121	$11,696

Liabilities
Current operating lease liabilities	Accrued expenses	$4,909	$4,899
Long-term operating lease liabilities	Other liabilities	5,601	6,852
Total lease liabilities		$10,510	$11,751

Classification		Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Operating lease costs [1]	Cost of sales	$1,181	$622
	Selling and marketing, and general and administrative	348	184

Sublease income	Other expense (income), net	—	(10)

Cash paid for amounts included in the measurement of operating lease liabilities	Cash flows from operating activities	1,097	673
1 Includes short-term leases, which are insignificant, and are not included in the lease liability.
The lease liability for operating leases that contain variable escalating rental payments with scheduled increases that are based on the lesser of a stated percentage increase or the cumulative increase in an index, is determined using the stated percentage increase.
The weighted-average remaining lease term as of September 30, 2026 and 2025 was 2.34 years and 2.78 years, respectively. As of September 30, 2026 and 2025, the weighted-average discount rate determined based on the Company's incremental borrowing rate is 7.51% and 4.68%, respectively.

Future annual minimum lease payments for the following fiscal years as of September 30, 2026 are as follows:

Fiscal years ending December 31 [1]:	Amount
Remainder of 2026 (fiscal year change transition period 1)	$1,408
2027	5,399
2028	3,196
2029	1,319
2030	234
2031 and thereafter	—
Total	11,556
Less: imputed interest	(1,046)
Present value of lease liabilities	$10,510
1 Presented on a calendar-year basis to reflect the change in the Company's fiscal year end to December 31. See Part II, Item 5, "Other Information."
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
The following table reflects the changes to MBI's tax receivable agreement liability:

	As of September 30, 2026	As of June 30, 2026
Beginning balance	$38,672	$40,433
Additions (reductions) to tax receivable agreement:
Exchange of LLC Units for Class A Common Stock	—	26
Adjustment for change in estimated tax rate or benefits	—	(1,029)
Payments under tax receivable agreement	—	(758)
	38,672	38,672
Less: current portion under tax receivable agreement	(113)	(113)
Ending balance	$38,559	$38,559
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
As of September 30, 2026 and June 30, 2026, the Company recorded deferred tax assets of $119.7 million associated with basis differences in assets upon acquiring an interest in the LLC and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate Tax Receivable Agreement liability represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal return, due by April 15, 2027.
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
As of September 30, 2026 and June 30, 2026, the Company maintained a total valuation allowance of $17.6 million against deferred tax assets related to state net operating losses and future amortization deductions (with respect to the Section 754 election) that are reported in the Tennessee corporate tax return without offsetting income, which is taxable at the LLC. These also include a valuation allowance in the amount of $580,000 related to foreign tax credit carryforward that is not expected to be utilized in the future.
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
For the three months ended September 30, 2026 and 2025, the Company's effective tax rate was 26.6% and (77.9)%, respectively. For the three months ended September 30, 2026, the Company's effective tax rate was increased by foreign taxes paid and U.S. state taxes. For the three months ended September 30, 2025, the Company's effective tax rate was reduced by deferred tax impacts of pre-tax losses and U.S. state taxes.
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
On October 23, 2024, at the Company’s annual meeting of stockholders (the “2024 Annual Meeting”) the Company’s stockholders approved the Malibu Boats, Inc. 2024 Performance Incentive Plan (the “2024 Plan”), to replace the 2014 Incentive Plan effective as of the date of stockholder approval. The 2024 Plan provides for an aggregate limit of up to (i) 1,020,000 shares of common stock plus (ii) the number of shares subject to stock options granted under the 2014 Incentive Plan and outstanding as of the date of the 2024 Annual Meeting, which expire, or for any reason are cancelled or terminated, after the date of the 2024 Annual Meeting without being exercised, plus (iii) the number of any shares subject to restricted stock or restricted stock unit awards under the 2014 Incentive Plan that are outstanding and unvested as of the date of the 2024 Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the 2024 Annual Meeting without having become vested. The Company’s directors, officers and employees, as well as any of the officers or employees of the Company’s subsidiaries, certain consultants and advisors are currently eligible to receive equity awards under the 2024 Plan. As of September 30, 2026, 625,992 shares remain available for future issuance under the 2024 Plan.
The following is a summary of the changes in non-vested restricted stock units and restricted stock awards for the three months ended September 30, 2026:

	Number of Restricted Stock Units and Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of June 30, 2026	417,609	$34.34
Granted	1,472	27.43
Vested	(17,338)	34.66
Forfeited	(29,843)	43.61
Total Non-vested Restricted Stock Units and Restricted Stock Awards as of September 30, 2026	371,900	$33.55
Stock-based compensation expense attributable to the Company's share-based equity awards was $1.3 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense attributed to share-based equity awards issued under both the 2014 Incentive Plan and 2024 Plan are recognized on a straight-line basis over the terms of the respective awards and is included in general and administrative expense in the Company's unaudited interim condensed consolidated statements of operations and comprehensive income (loss). Awards vesting during the three months ended September 30, 2026 include 1,472 fully vested restricted stock units issued to non-employee directors for their service as directors for the Company.
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
Diluted net income (loss) per share of Class A Common Stock is computed similarly to basic net income (loss) per share except the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury stock method and contingently issuable shares, if dilutive. The Company's LLC Units and non-qualified stock options are considered common stock equivalents for this purpose. The number of additional shares of Class A Common Stock related to these common stock equivalents and stock options are calculated using the treasury stock method. Contingently issuable shares relate to the contingent consideration from the acquisition of Saxdor, which may be settled in cash, shares of Class A Common Stock, or a combination of both at the Company's sole discretion. For purposes of computing diluted net income (loss) per share, the contingent consideration is presumed to be settled in shares. The contingent consideration is subject to two sets of performance conditions. As of September 30, 2026, the first set of conditions had been met, and achievement of the second set will be determined based on performance for the calendar year ending December 31, 2026. Because the contingency period has not ended, contingently issuable shares are included in the computation of diluted net income (loss) per share based on the number of shares that would be issuable if September 30, 2026 were the end of the contingency period. Refer to Note 4 — Acquisition, for further discussion of the contingent consideration.
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

Basic and diluted net income (loss) per share of Class A Common Stock has been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2026	2025
Basic:
Net income (loss) attributable to Malibu Boats, Inc.	$5,998	$(702)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A Common Stock	19,449,568	19,041,502
Weighted-average participating restricted stock units convertible into Class A Common Stock	294,319	294,488
Basic weighted-average shares outstanding	19,743,887	19,335,990
Basic net income (loss) per share	$0.30	$(0.04)

Diluted:
Net income (loss) attributable to Malibu Boats, Inc.	$5,998	$(702)
Adjustment due to earnout	(106)	—
Adjusted net income (loss) attributable to Malibu Boats, Inc.	$5,892	$(702)
Shares used in computing diluted net income (loss) per share:
Basic weighted-average shares outstanding	19,743,887	19,335,990
Restricted stock units granted to employees	26,116	—
Stock options granted to employees	—	—
Market performance awards granted to employees	—	—
Contingently issuable shares	170,436	—
Diluted weighted-average shares outstanding [1]	19,940,439	19,335,990
Diluted net income (loss) per share	$0.30	$(0.04)
1 The Company excluded 329,757 and 498,055 potentially dilutive shares from the calculation of diluted net income (loss) per share for the three months ended September 30, 2026 and 2025, respectively.
The shares of Class B Common Stock do not share in the earnings or losses of Malibu Boats, Inc. and are therefore not included in the calculation. Accordingly, basic and diluted net income (loss) per share of Class B Common Stock have not been presented.
17. Commitments and Contingencies
Repurchase Commitments
In connection with its dealers’ wholesale floor plan financing of boats, the Company has entered into repurchase agreements with various lending institutions. The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon an analysis of likely repurchases based on current field inventory and likelihood of repurchase. Subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood of repurchase and adjusts the estimated loss reserve accordingly. When a potential loss reserve is recorded, it is presented in accrued liabilities in the accompanying unaudited interim condensed consolidated balance sheets. If the Company were obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results and financial condition could be adversely affected. The total amount financed under the floor plan financing programs with repurchase obligations was $351.6 million and $378.5 million as of September 30, 2026 and June 30, 2026, respectively.
Repurchases and subsequent sales are recorded as a revenue transaction. The net difference between the repurchase price and the resale price is recorded against the loss reserve and presented in cost of sales in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2026 and September 30, 2025, there were no repurchases of any such inventory. As of September 30, 2026, the

Company has not been notified about any probable repossessions. Therefore, the Company did not carry a reserve as of September 30, 2026 consistent with June 30, 2026.
The Company has collateralized receivables financing arrangements with a third-party floor plan financing provider for European dealers. Under terms of these arrangements, the Company transfers the right to collect a trade receivable to the financing provider in exchange for cash but agrees to repurchase the receivable if the dealer defaults. Since the transfer of the receivable to the financing provider does not meet the conditions for a sale under ASC Topic 860, Transfers and Servicing, the Company continues to report the transferred trade receivable in other current assets with an offsetting balance recorded as a secured obligation in accrued expenses in the Company's unaudited interim condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the Company had no financing receivables recorded in other current assets and accrued expenses related to these arrangements.
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
The Company may experience legal claims in excess of its insurance coverage or claims that are not covered by insurance, either of which could adversely affect its business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against the Company could have a material adverse effect on its financial condition and harm its reputation. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required to participate in a recall of that product if the defect or alleged defect relates to safety. These and other claims that the Company faces could be costly to the Company and require substantial management attention. Refer to Note 10 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for discussion of warranty claims. The Company insures against product liability claims and, except as disclosed below, believes there are no material product liability claims as of September 30, 2026 that will have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
Litigation
Certain conditions may exist which could result in a loss, but which will only be resolved when future events occur. The Company, in consultation with its legal counsel, assesses such contingent liabilities, and such assessments inherently involve an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, the Company accrues for such contingent loss when it can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably estimable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. If the assessment of a contingency deemed to be both probable and reasonably estimable involves a range of possible losses, the amount within the range that appears at the time to be a better estimate than any other amount within the range would be accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued even though the minimum amount in the range is not necessarily the amount of loss that will be ultimately determined. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Except as disclosed below, management does not believe there are any pending claims (asserted or unasserted) as of September 30, 2026 that will have a material adverse impact on the Company's financial condition, results of operations or cash flows.
Legal Proceedings
Insurance Litigation
MBI and its indirect subsidiary Boats LLC were defendants in the product liability case Batchelder et al. v. Malibu Boats, LLC, f/k/a Malibu Boats, Inc.; Malibu Boats West, Inc., et. al., Superior Court of Rabun County, Georgia, Civil Action Case No. 2016-CV-0114-C (the “Batchelder I Matter”), brought by, among others, Stephan Paul Batchelder and Margaret Mary Batchelder as Administrators of the Estate of Ryan Paul Batchelder, deceased (“Batchelder I Plaintiffs”). Boats LLC was also a defendant in a related product liability case, Stephan Paul Batchelder and Margaret Mary Batchelder, as Natural Guardians of Josh Patrick Batchelder, a minor; Darin Batchelder, individually, and as Natural Guardian of Zach Batchelder, a minor; and Kayla Batchelder (the “Batchelder II Plaintiffs” and, together with the Batchelder I Plaintiffs, the “Batchelder Plaintiffs”) v. Malibu Boats, LLC v. Dennis Michael Ficarra; Superior Court of Rabun County, Civil Action File No. 2022-CV-0034 (the “Batchelder II Matter” and, together with the Batchelder I Matter, the “Batchelder Matters”). On June 30, 2023, MBI and Boats LLC entered into a Confidential General Release and Settlement Agreement (the “Batchelder Settlement Agreement”) with the Batchelder Plaintiffs in settlement of the Batchelder Matters and all matters related to the Batchelder Matters. Pursuant to the Batchelder Settlement Agreement, among other things, Malibu Boats, Inc., or Boats LLC, as the case may be, paid (or caused to be paid) to the Batchelder Plaintiffs and their agents a total of $100.0 million.

MBI and its subsidiaries, including Boats LLC, maintain liability insurance applicable to the Batchelder Matters described above with coverage up to $26.0 million. As of September 30, 2026, the Company had received approximately $21.0 million in insurance coverage proceeds, of which approximately $6.0 million remains subject, in certain cases, to reservations of rights by the insurance carrier. The Company contends that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore, the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company (a Chubb subsidiary) and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently, and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. On March 12, 2026, the Georgia Court of Appeals denied both aspects of Chubb's appeal. On April 14, 2026, Chubb filed a petition for a writ of certiorari with the Georgia Supreme Court and on September 6, 2026, the Georgia Supreme Court denied Chubb's petition for certiorari. As a result of Starr's dismissal, the approximately $15.0 million in insurance coverage proceeds received from Starr is no longer subject to a reservation of rights. The Company intends to vigorously pursue its claims against the insurance carrier to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carrier). However, the Company cannot predict the outcome of such litigation.
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
Delaware Charter Lawsuit
On February 12, 2025, a stockholder (the “Gray Plaintiff”) filed a putative stockholder class action complaint, as subsequently amended on April 1, 2026, in the Court of Chancery of the State of Delaware (the “Chancery Court”) against MBI, under the caption Gray v. Malibu Boats, Inc., C.A. No. 2025-0151-KSJM (the “Gray Action”), challenging a provision of the Company’s Certificate of Incorporation concerning removal of directors from the Company’s Board of Directors (the “Removal Provision”). Without admitting any wrongdoing or that the Gray Plaintiff’s allegations had any merit, MBI represented to the Gray Plaintiff that no director of MBI shall be removed from his or her position pursuant to the Removal Provision. On August 18, 2026, MBI and the Gray Plaintiff filed a stipulation, subject to approval by the Chancery Court, providing for the closure of the case, subject to and upon the Company filing an affidavit with the Chancery Court confirming that notice has been issued and the Gray Plaintiff filing a voluntary dismissal of the Gray Action. On September 3, 2026, MBI filed the aforementioned affidavit and the Chancery Court granted the stipulation providing for closure of the case. On September 8, 2026, the Gray Plaintiff filed a voluntary dismissal of the Gray Action, and on September 10, 2026, the Chancery Court granted the voluntary dismissal, with prejudice only as to the Gray Plaintiff and without prejudice as to any other putative class member. Believing the prompt resolution of the Gray Action to be in the best interest of MBI and its stockholders, MBI, in its business judgment, also paid $75,000 in attorneys’ fees and expenses to the Gray Plaintiff’s counsel (including a $500 service award to the Gray Plaintiff) in full satisfaction of the claim for attorneys’ fees and expenses in the Gray Action.
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
Intersegment transactions are not considered significant and consist primarily of engines and other materials that are eliminated within the Malibu segment. Certain costs are incurred at the corporate level and are partially allocated to the Company’s segments. These costs generally include shared service functions such as information technology, human resources, digital marketing, finance and accounting and supply chain. Each allocation is measured based on each segment's proportionate budgeted net sales for the current fiscal year, except for digital marketing allocations which are based on each segment's prior year marketing spend. The remaining unallocated corporate costs, as well as costs related to stock-based compensation, interest expense, professional fees and other corporate costs, are reported within Corporate expenses and other as a reconciling item to our consolidated results.
Our segment operating performance measure is Segment adjusted EBITDA. The CODM uses Segment adjusted EBITDA to evaluate segment operating performance, generate future operating plans, and make strategic decisions. Segment adjusted EBITDA excludes interest expense, income taxes, depreciation, amortization, and non-cash, non-recurring or non-operating expenses (as shown in the table below). These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independently of business performance.
Net sales are attributed to countries based on the location of the dealer. For information about how our reportable segments derive revenue, as well as revenue grouped by offerings and geographical region, refer to Note 2 – Revenue Recognition.

The following table presents financial information for the Company’s reportable segments for the three months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026
	Malibu	Saltwater Fishing	Cobalt	Saxdor [4]	Total
Net sales	$71,459	$68,854	$61,519	$51,109	$252,941
Cost of sales (excluding depreciation)	58,148	57,624	51,548	40,138	207,458
Sales and marketing expense	2,849	2,647	1,121	1,716	8,333
General and administrative expense (excluding depreciation) [1]	4,631	4,632	3,473	3,510	16,246
Other segment items [2]	—	—	—	1,660	1,660
Segment Adjusted EBITDA	5,831	3,951	5,377	4,085	19,244
Reconciliation of segment adjusted EBITDA to income before income taxes:
Corporate expenses and other [3]					(1,992)
Depreciation					8,214
Amortization					4,707
Income before income taxes					$8,315

Three Months Ended September 30, 2025
	Malibu	Saltwater Fishing	Cobalt		Total
Net sales	$78,647	$64,318	$51,768		$194,733
Cost of sales (excluding depreciation)	60,492	54,631	44,069		159,192
Sales and marketing expense	2,798	2,281	1,214		6,293
General and administrative expense (excluding depreciation) [1]	4,471	4,425	3,441		12,337
Other segment items [2]	(10)	—	—		(10)
Segment Adjusted EBITDA	10,896	2,981	3,044		16,921
Reconciliation of segment adjusted EBITDA to loss before income taxes:
Corporate expenses and other [3]					7,469
Depreciation					8,138
Amortization					1,713
Loss before income taxes					$(399)

1 The primary difference between this significant segment expense and “general and administrative expense” within the Company’s Condensed Consolidated Statements of Operations relates to stock-based compensation, professional fees and litigation settlements which all fall under the "corporate expenses and other" category discussed below.
2 Other segment items includes other expense (income) including items such as sublease income and currency translation.
3 Corporate expenses and other represents costs incurred at the corporate level that are not allocated to the operating segments, specifically relating to certain executive compensation including stock-based compensation, corporate professional fees, litigation settlements, acquisition and integration related expenses, interest expense, adjustments to tax receivable agreement, other corporate costs, and unallocated shared service function expenses. The amount is also net of a $15.0 million reduction of general and administrative expense from insurance proceeds received in July 2023 from Starr that are no longer subject to a reservation of rights. “Corporate expenses and other” is included in the table above to reconcile the total of Segment adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes.
4 Saxdor was acquired on March 2, 2026. Given the recent nature of the acquisition, the Company has not yet allocated corporate costs to this segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included herein.

Malibu Boats, Inc. is a Delaware corporation with its principal offices in Loudon, Tennessee. We use the terms “Malibu,” the “Company,” “we,” “us,” “our” or similar references to refer to Malibu Boats, Inc., its subsidiary, Malibu Boats Holdings, LLC, or the LLC, and its subsidiary Malibu Boats, LLC, or Boats, LLC and its consolidated subsidiaries, including Cobalt Boats, LLC, PB Holdco, LLC, through which we acquired the assets of Pursuit, MBG Holdco, Inc., through which we acquired all of the outstanding stock of Maverick Boat Group, Inc., and Saxdor Yachts Oy ("Saxdor").
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
We currently sell our boats under nine brands as shown in the table below, and we report our results of operations under four reportable segments, Malibu, Saltwater Fishing, Cobalt, and Saxdor. We acquired Saxdor in March 2026. Saxdor is a leading European designer and manufacturer of premium adventure dayboats. In connection with our acquisition of Saxdor we revised our segment reporting during the quarter ended March 31, 2026 to report our results of operations under the following four reportable segments.

		% of Net Sales
Segment	Brands	Three Months Ended September 30, 2026	Fiscal year ended June 30, 2026
Malibu	Malibu	28.3%	34.2%
	Axis

Saltwater Fishing	Pursuit	27.2%	31.1%
	Maverick
	Cobia
	Pathfinder
	Hewes

Cobalt	Cobalt	24.3%	25.5%

Saxdor	Saxdor	20.2%	9.2%

Our Malibu segment participates in the manufacturing, distribution, marketing and sale throughout the world of Malibu and Axis performance sports boats. Our flagship Malibu boats offer our latest innovations in performance, comfort and convenience, and are designed for consumers seeking a premium performance sport boat experience. As of September 30, 2026, we are among the market leaders in the United States in the performance sport boat category through our Malibu and Axis brands. Our Axis boats appeal to consumers who desire a more affordable performance sport boat product but still demand high performance, functional simplicity and the option to upgrade key features. Retail prices of our Malibu and Axis boats typically range from $80,000 to $300,000.
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
Our Cobalt segment participates in the manufacturing, distribution, marketing and sale throughout the world of Cobalt boats. Our Cobalt boats consist of mid to large-sized luxury cruisers and bowriders that we believe offer the ultimate experience in comfort, performance and quality. As of September 30, 2026, we are among the market leaders in the United States in the 20’ - 40’ segment of the sterndrive boat category through our Cobalt brand. Retail prices for our Cobalt boats typically range from $75,000 to $625,000.
Our Saxdor segment participates in the manufacturing, distribution, marketing and sale throughout the world of Saxdor boats. Our Saxdor boats expand our product offerings into the premium adventure dayboat market, including boats with lengths over 40 feet. Through our acquisition of Saxdor, we have expanded our international footprint to 68 countries. Retail prices for our Saxdor boats typically range from $120,000 to $865,000.
We sell our boats through a dealer network that we believe is among the strongest in the recreational powerboat industry. As of June 30, 2026, our distribution channel consisted of over 345 dealer locations globally. Our dealer base is an important part of our consumers’ experience, our marketing efforts and our brands. We devote significant time and resources to find, develop and improve the performance of our dealers and believe our dealer network gives us a distinct competitive advantage. We had one dealer that represented more than 10% of our consolidated net sales in fiscal year ended June 30, 2026 and the three months ended September 30, 2026, OneWater Marine, Inc.
On a consolidated basis, we achieved net sales, gross profit, net income (loss) and adjusted EBITDA of $252.9 million, $37.8 million, $6.1 million and $14.3 million, respectively, for the three months ended September 30, 2026 compared to $194.7 million, $27.9 million, $(0.7) million and $11.8 million, respectively, for the three months ended September 30, 2025. For the three months ended September 30, 2026, net sales increased 29.9%, gross profit increased 35.5%, net income increased 960.0% and adjusted EBITDA increased 21.7% as compared to the three months ended September 30, 2025. For the definition of adjusted EBITDA and a reconciliation to net income (loss), see “GAAP Reconciliation of Non-GAAP Financial Measures.”
Outlook
The recreational power boat industry continues to be challenged by macro-economic factors, including inflation and increasing interest rates, that have increased the cost of production and taken many interest rate sensitive buyers out of the market. In the past year, additional tariffs have also been introduced, or proposed, as discussed below, and we are monitoring the impact they may have on cost of production, pricing and demand. Simultaneously, less price sensitive buyers have continued purchasing larger, more feature-rich boats with higher average selling prices.
We have maintained a disciplined approach to wholesale shipments, and we continue to expect a modest further reduction in dealer inventories during the three months ending December 31, 2026 and into 2027. We expect retail demand to remain soft during the three months ending December 31, 2026 and into 2027 amid continued macroeconomic uncertainty, and we expect promotional activity and dealer incentive costs, including floor plan interest support, to remain elevated relative to historical levels.
We aim to increase our market share across the boating categories in which we compete through new product development, improved distribution, new models, and innovative features. We believe our strong brands, new product pipeline, strong dealer network and ability to increase production will allow us to maintain, and potentially expand, our leading market positions. We continue to integrate Saxdor, our newest acquisition, into the business, and expected synergies have the potential to be realized over the coming years. We believe enhancing manufacturing capabilities combined with diligent management of dealer networks will position Saxdor for continued growth.

Our financial results and operations have been, and will continue to be, impacted by events outside of our control. These include trade policies and tariffs, inflationary pressures, interest rates, fuel prices, material shortages, weather events, foreign currency fluctuations, geopolitical developments and global economic uncertainty. The current international trade and regulatory environment remain subject to significant ongoing uncertainty. Beginning in calendar year 2025, the U.S. presidential administration has imposed substantial new tariffs affecting a wide range of products and jurisdictions. The legal authorities, rates and scope of these tariffs have continued to change during calendar year 2026. In response, some countries have implemented, and other countries may implement, countermeasures to U.S. tariffs. We estimate that 18-20% of our cost of sales for our brands located in the U.S. are sourced from outside the United States. In addition, we manufacture Saxdor boats in Finland and Poland, and a portion of those boats are imported into the United States and are subject to applicable U.S. tariffs on European-origin goods. As a result, we have the potential to be materially impacted by tariffs in future periods. We are continuing to monitor the potential long-term impact of tariffs and are taking a proactive approach to mitigating material supply chain risks. Assuming current tariff rates, we continue to expect to incur material costs through the three months ending December 31, 2026 and into 2027 from new tariff exposure of approximately 1.5% to 3% of cost of sales, including Saxdor boats shipped to the U.S. We expect to largely offset these added costs through recent price increases.
For the three months ending December 31, 2026 and into 2027, we expect to continue to experience reduced retail consumer demand for our products and a competitive promotional environment. However, we will maintain our disciplined approach to dealer health and leverage our strong balance sheet and cash generation to continue investing in the business.
In July 2026, we entered into an amended and restated credit agreement providing a $250 million revolving credit facility and a $100 million term loan maturing in 2031, which, together with our $70 million share repurchase capacity through June 30, 2027, provides flexibility to continue investing in growth while returning capital to shareholders.
Factors Affecting Our Results of Operations
We believe that our results of operations and our growth prospects are affected by a number of factors, such as the economic environment and consumer demand for our products, our ability to develop new products and innovate, our product mix, our ability to manage manufacturing costs, sales cycles and inventory levels, the strength of our dealer network, our ability to offer dealer financing and incentives and our vertical integration efforts and our ability to successfully integrate the operations of Saxdor. We discuss each of these factors in more detail under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Results of Operations” in our Form 10-K for the year ended June 30, 2026. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.

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
•Net sales are net of:
•Sales returns—consists primarily of contractual repurchases of boats either repossessed by the floor plan financing provider from the dealer or returned by the dealer under our warranty program; and
•Discounts, rebates and free flooring—consists of discounts, rebates and free flooring, we provide to our dealers based on sales of eligible products. For our Malibu, Cobalt and Saltwater Fishing segments, if a domestic dealer meets its quarterly commitment volume, as well as other terms of the dealer performance program, the dealer is entitled to a specified discount off invoice for eligible wholesale volume purchased during the period. For our Saxdor segment, discounts are provided to all dealers under a profitability-based model. If a dealer, for any of our brands, meets its quarterly, semi-annual, or annual retail volume goals, the dealer is entitled to a specific rebate applied to their wholesale volume purchased. For Malibu, Cobalt and select Saltwater Fishing models, our dealers that take delivery of current model year boats may also be entitled to have us pay the interest to floor the boat for a period of time, which incentive we refer to as "free flooring." From time to time, we may extend the flooring program to eligible models beyond the off season period.
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
Other Expense (Income), Net
Other expense (income), net, consists of interest expense and other income or expense, net. Interest expense consists of interest charged under our outstanding debt and amortization of deferred financing costs on our credit facilities. Other income or expense can include adjustments to our tax receivable agreement liability and changes to the fair value of the contingent earnout liability as well as foreign currency gain/loss on the contingent earnout liability.
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
Net Income (Loss) Attributable to Non-controlling Interest
As of September 30, 2026 and 2025, we had a 98.6% controlling economic interest and 100% voting interest in the LLC and, therefore, we consolidate the LLC's operating results for financial statement purposes. Net income (loss) attributable to non-controlling interest represents the portion of net income (loss) attributable to the non-controlling LLC members.

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

	Three Months Ended September 30,
	2026		2025
	$	% Revenue	$	% Revenue
Net sales	252,941	100.0%	194,733	100.0%
Cost of sales	215,105	85.0%	166,802	85.7%
Gross profit	37,836	15.0%	27,931	14.3%
Operating expenses:
Selling and marketing	8,333	3.3%	6,293	3.2%
General and administrative	11,646	4.6%	20,767	10.7%
Amortization	4,707	1.9%	1,713	0.9%
Operating income (loss)	13,150	5.2%	(842)	(0.4)%
Other expense (income), net:
Other expense (income), net	2,748	1.1%	(866)	(0.4)%
Interest expense	2,087	0.8%	423	0.2%
Other expense (income), net	4,835	1.9%	(443)	(0.2)%
Income (loss) before provision for income taxes	8,315	3.3%	(399)	(0.2)%
Provision for income taxes	2,209	0.9%	311	0.2%
Net income (loss)	6,106	2.4%	(710)	(0.4)%
Net income (loss) attributable to non-controlling interest	108	—%	(8)	—%
Net income (loss) attributable to Malibu Boats, Inc.	5,998	2.4%	(702)	(0.4)%

	Three Months Ended September 30,
	2026		2025
	Unit Volumes	% Total	Unit Volumes	% Total
Volume by Segment
Malibu	505	38.9%	538	47.7%
Saltwater Fishing	310	23.8%	288	25.5%
Cobalt	345	26.6%	303	26.8%
Saxdor	139	10.7%	—	—%
Total units	1,299	100.0%	1,129	100.0%

Net sales per unit	$194,720		$172,483

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
Net Sales
Net sales for the three months ended September 30, 2026 increased $58.2 million, or 29.9%, to $252.9 million as compared to the three months ended September 30, 2025. The increase in net sales was driven primarily by $51.1 million of revenue from the new Saxdor segment due to the recent acquisition, increased unit volumes in the Cobalt and Saltwater Fishing segments, a favorable model mix in our Cobalt segment, a favorable segment mix and year-over-year price increases, partially offset by decreased unit volumes in the Malibu segment and increased dealer incentive costs in the Malibu and Saltwater Fishing segments. Unit volume for the three months ended September 30, 2026, increased 170 units, or 15.1%, to 1,299 units as compared to the three months ended September 30, 2025. Our unit volume increased due to an additional 139 units contributed by Saxdor and higher wholesale shipments across the Cobalt and Saltwater Fishing segments compared to the prior period as explained above, partially offset by lower wholesale shipments in the Malibu segment.
Net sales attributable to our Malibu segment decreased $7.2 million, or 9.1%, to $71.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Unit volumes attributable to our Malibu segment decreased 33 units for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower wholesale shipments driven by lower retail activity during the period. The decrease in net sales was driven by a decrease in units and increased dealer incentive costs, partially offset by year-over-year price increases.
Net sales attributable to our Saltwater Fishing segment increased $4.5 million, or 7.1%, to $68.9 million, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Unit volumes attributable to our Saltwater Fishing segment increased 22 units for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower wholesale shipments during the three months ended September 30, 2025, as a result of elevated dealer inventory levels. The increase in net sales was driven by an increase in units and year-over-year price increases, partially offset by increased dealer incentive costs.
Net sales attributable to our Cobalt segment increased $9.8 million, or 18.8%, to $61.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Unit volumes attributable to Cobalt increased 42 units for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower wholesale shipments during the three months ended September 30, 2025, as a result of elevated dealer inventory levels. The increase in net sales was driven primarily by an increase in units, a favorable model mix and year-over-year price increases.
Net sales and unit volume attributable to our Saxdor segment were $51.1 million and 139 units, respectively, for the three months ended September 30, 2026.
Overall consolidated net sales per unit increased 12.9% to $194,720 per unit for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in overall consolidated net sales per unit was driven primarily by an incremental increase related to our new Saxdor segment, a favorable segment mix and year-over-year price increases. Net sales per unit for our Malibu segment decreased 3.2% to $141,503 per unit for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by increased dealer incentive costs per unit, partially offset by year-over-year price increases. Net sales per unit for our Saltwater Fishing segment decreased 0.5% to $222,110 per unit for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by increased dealer incentive costs per unit, partially offset by year-over-year price increases. Net sales per unit for our Cobalt segment increased 4.4% to $178,316 per unit for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by a favorable model mix and year-over-year price increases. Net sales per unit for our Saxdor segment were $367,691 per unit.
Cost of Sales
Cost of sales for the three months ended September 30, 2026 increased $48.3 million, or 29.0%, to $215.1 million as compared to the three months ended September 30, 2025. The increase in cost of sales was primarily driven by a 15.1% increase in unit volumes, including the additional units from the Saxdor segment due to the recent acquisition.
Gross profit for the three months ended September 30, 2026 increased $9.9 million, or 35.5%, to $37.8 million compared to the three months ended September 30, 2025. The increase in gross profit was driven primarily by increased net sales, partially offset by increased cost of sales for the reasons noted above. Gross margin for the three months ended September 30, 2026 increased 70 basis points from 14.3% to 15.0% driven primarily by the gross margin of newly acquired Saxdor.

Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2026 increased $2.0 million, or 32.4%, to $8.3 million compared to the three months ended September 30, 2025. The increase was driven primarily by higher personnel-related expenses and an incremental increase due to the new Saxdor segment. As a percentage of sales, selling and marketing expenses increased 10 basis points to 3.3% for the three months ended September 30, 2026 compared to 3.2% for the three months ended September 30, 2025. General and administrative expenses for the three months ended September 30, 2026 decreased $9.1 million, or 43.9%, to $11.6 million as compared to the three months ended September 30, 2025, driven primarily by a $15.0 million reduction resulting from the derecognition of a liability related to insurance proceeds previously received from Starr Indemnity & Liability Company that are no longer subject to a reservation of rights, as well as decreases in incentive pay, partially offset by acquisition related expenses incurred due to the Saxdor acquisition and an incremental increase due to the new Saxdor segment. As a percentage of sales, general and administrative expenses decreased 610 basis points to 4.6% for the three months ended September 30, 2026 compared to 10.7% for the three months ended September 30, 2025. Amortization expense increased $3.0 million to $4.7 million for the three months ended September 30, 2026 due to the additional intangibles acquired from the Saxdor acquisition.
Other Expense (Income), Net
Other expense (income), net, increased $5.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to increased interest expense of $1.7 million from borrowings related to the Saxdor acquisition, as well as an increase in the fair value of the contingent earnout liability.
Provision for income taxes
Our provision for income taxes for the three months ended September 30, 2026, increased $1.9 million, or 610.3%, to $2.2 million compared to the three months ended September 30, 2025. The increase primarily resulted from increased pre-tax income. For the three months ended September 30, 2026 and 2025, our effective tax rate was 26.6% and (77.9)%, respectively. For the three months ended September 30, 2026, our effective tax rate was increased by foreign taxes paid and U.S. state taxes. For the three months ended September 30, 2025, our effective tax rate was reduced by deferred tax impacts of pre-tax losses and U.S. state taxes.
Non-controlling Interest
Non-controlling interest represents the ownership interests of the members of the LLC other than us and the amount recorded as non-controlling interest in our unaudited interim condensed consolidated statements of operations and comprehensive income (loss) is computed by multiplying pre-tax income (loss) for the applicable period by the percentage ownership in the LLC not directly attributable to us. For the three months ended September 30, 2026 and 2025, the weighted-average non-controlling interest attributable to ownership interests in the LLC not directly attributable to us was 1.4%.
GAAP Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that are used by management as well as by investors, commercial bankers, industry analysts and other users of our financial statements.
We define adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation, amortization, and non-cash, non-operating expenses or other expenses that we do not believe are indicative of our ongoing expenses, including acquisition and integration related expenses, adjustment to earnout liability, certain professional fees, non-cash compensation expense and adjustments to our tax receivable agreement liability. We define adjusted EBITDA margin as adjusted EBITDA divided by net sales. Adjusted EBITDA and adjusted EBITDA margin are not measures of net income (loss) as determined by GAAP. Management believes adjusted EBITDA and adjusted EBITDA margin allow investors to evaluate the Company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Management uses adjusted EBITDA to assist in highlighting trends in our operating results without regard to our financing methods, capital structure and non-recurring or non-operating expenses.
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

The following table sets forth a reconciliation of net income (loss) as determined in accordance with GAAP to adjusted EBITDA and presentation of net income (loss) margin and adjusted EBITDA margin for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2026	2025
Net income (loss)	$6,106	$(710)
Provision for income taxes	2,209	311
Interest expense	2,087	423
Depreciation	8,214	8,138
Amortization	4,707	1,713
Acquisition and integration related expenses [1]	2,836	—
Adjustment to earnout liability [2]	1,088	—
Professional fees [3]	(14,242)	1,178
Stock-based compensation expense [4]	1,340	1,587
Adjustments to tax receivable agreement liability [5]	—	(856)
Adjusted EBITDA	$14,345	$11,784
Net Sales	$252,941	$194,733
Net Income (Loss) Margin [6]	2.4%	(0.4)%
Adjusted EBITDA Margin [6]	5.7%	6.1%

(1)	Represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Saxdor on March 2, 2026.
(2)	Represents the change in the contingent consideration (earnout) liability recognized in connection with the acquisition of Saxdor on March 2, 2026. See Note 4 — Acquisition for additional information.
(3)
For the three months ended September 30, 2026 and 2025, represents legal and advisory fees, netted with insurance payments, related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three months ended September 30, 2026, the amount is also net of a $15.0 million reduction of general and administrative expense from insurance proceeds received in July 2023 from Starr that are no longer subject to a reservation of rights. See Note 9 — Accrued Expenses for additional information.

(4)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(5)
For the three months ended September 30, 2025, we recognized other income from an adjustment in our tax receivable agreement liability mainly due to decreased blended federal and state tax rates used as a result of tax reform changes in H.R. 1, commonly referred to as the One Big Beautiful Bill Act, and in turn, a decrease in the future benefit we expect to pay under our tax receivable agreement with pre-IPO owners.

(6)	We calculate net income (loss) margin as net income (loss) divided by net sales, and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Adjusted Net Income Per Share

Adjusted net income per share is a non-GAAP financial measure that is used and disclosed by management in order to give management and its investors and analysts a more accurate picture of our underlying earnings performance. Adjusted net income per share excludes items that management does not believe are indicative of our core operating performance.

We define adjusted net income per share as net income (loss) attributable to Malibu Boats, Inc. per share, excluding provision for income taxes, and non-cash, non-operating expenses, or other expenses that we do not believe are indicative of our ongoing expenses, including acquisition related amortization, acquisition and integration related expenses, adjustment to earnout liability, certain professional fees and non-cash compensation expense, and reflecting an adjustment for income tax expense on adjusted income before income taxes at our estimated effective income tax rate.

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
The following table sets forth a reconciliation of net income (loss) per share attributable to Malibu Boats, Inc. as determined in accordance with GAAP to adjusted net income per share for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2026	2025
Net income (loss) attributable to Malibu Boats, Inc.	$5,998	$(702)
Provision for income taxes	2,209	311
Acquisition related amortization [1]	4,667	1,677
Acquisition and integration related expenses [2]	2,836	—
Adjustment to earnout liability [3]	1,088	—
Professional fees [4]	(14,242)	1,178
Stock-based compensation expense [5]	1,340	1,587
Adjusted income before income taxes	3,896	4,051
Income tax expense on adjusted income before income taxes [6]	884	992
Adjusted net income	$3,012	$3,059

Basic weighted-average shares outstanding	19,743,887	19,335,990

	Three Months Ended September 30,
	2026	2025
Net income (loss) attributable to Malibu Boats, Inc.	$0.30	$(0.04)
Provision for income taxes	0.11	0.02
Acquisition related amortization [1]	0.23	0.08
Acquisition and integration related expenses [2]	0.14	—
Adjustment to earnout liability [3]	0.06	—
Professional fees [4]	(0.72)	0.06
Stock-based compensation expense [5]	0.07	0.08
Adjusted income before income taxes	0.19	0.20
Income tax expense on adjusted income before income taxes [6]	(0.04)	(0.05)
Adjusted net income per share	$0.15	$0.15

(1)	Represents amortization of intangibles acquired in connection with the acquisitions of Maverick Boat Group, Pursuit, Cobalt, and Saxdor.
(2)	Represents legal and advisory fees as well as integration costs incurred in connection with our acquisition of Saxdor on March 2, 2026.
(3)	Represents the change in the contingent consideration (earnout) liability recognized in connection with the acquisition of Saxdor on March 2, 2026. See Note 4 — Acquisition for additional information.
(4)	For the three months ended September 30, 2026 and 2025, represents legal and advisory fees, netted with insurance payments, related to ongoing litigation with our insurance carriers related to the Batchelder matters and ongoing litigation with Tommy's Boats and Matthew Borisch. For the three months ended September 30, 2026, the amount is also net of a $15.0 million reduction of general and administrative expense from insurance proceeds received in July 2023 from Starr that are no longer subject to a reservation of rights. See Note 9 — Accrued Expenses for additional information.
(5)	Represents equity-based incentives awarded to employees under our long-term incentive plans.
(6)	Reflects income tax expense at an estimated normalized annual effective income tax rate of 22.7% and 24.5% of income before taxes for the three months ended September 30, 2026 and 2025, respectively. The estimated normalized annual effective income tax rate is based on the federal statutory rate plus a blended state rate adjusted for the research and development tax credit, the foreign derived deduction eligible income deduction, and foreign income taxes attributable to our international subsidiaries.

Liquidity and Capital Resources
Overview and Primary Sources of Cash
Our primary uses of cash have been for funding working capital and capital investments, repayments under our debt arrangements, acquisitions, cash distributions to members of the LLC, cash payments under our tax receivable agreement and stock repurchases under our stock repurchase program. For both the short term and the long term, our sources of cash to meet these needs have primarily been operating cash flows, borrowings under our short and long-term debt facilities from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our debt facilities will be sufficient to finance our operating activities for at least the next twelve months and beyond.
Material Cash Requirements
Our typical uses of cash are for capital expenditures, debt service obligations, payments under our tax receivable agreement, our lease obligations, and return of capital to our stockholders, which has typically been accomplished through our stock repurchase programs. Our acquisition of Saxdor also provides for up to €71.3 million or $84.2 million in potential earnout payments (the “earnout consideration”) to the sellers during the calendar years 2027, 2028 and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the "earnout period"), subject to the achievement of certain specified post-closing operating and financial targets. The earnout consideration may be paid in the form of cash, Common Stock or a combination thereof. The form of earnout consideration to be paid is at our sole discretion.
Capital Expenditures.
During the fiscal year ended June 30, 2026, we incurred approximately $24.7 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives. For the three months ended September 30, 2026, we incurred approximately $8.4 million in capital expenditures primarily for investments in new models, capacity enhancements and vertical integration initiatives.
Principal and Interest Payments.
Our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) provides for a $250.0 million revolving credit facility and a $100.0 million term loan facility (“Term Loan A”), each of which matures on July 10, 2031. Boats LLC borrowed the full $100.0 million available under the term loan facility at closing and used the net proceeds to repay a portion of the amounts outstanding under its prior revolving credit facility. The term loan requires quarterly principal payments of $1.25 million, with the remaining balance due at maturity. As of September 30, 2026, we had $98.8 million outstanding under Term Loan A. We also had $1.8 million of outstanding letters of credit, resulting in $173.2 million of availability under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after September 30, 2026, our interest payments would be approximately $9.3 million within the next 12 months based on the weighted average interest rate at September 30, 2026 of 5.35%. See below under “Term Loan A and Revolving Credit Facility” for additional information regarding our term loan and revolving credit facilities, including the interest rates applicable to borrowings under such facilities.
Tax Receivable Agreement.
We entered into a tax receivable agreement with our pre-IPO owners at the time of our initial public offering. Under the tax receivable agreement, we pay the pre-IPO owners (or any permitted assignees) 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in LLC’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreement. These obligations will not be paid if we do not realize cash tax savings. We estimate that approximately $0.1 million will be due under the tax receivable agreement within the next 12 months. In accordance with the Tax Receivable Agreement, the next annual payment is anticipated approximately 75 days after filing the federal return, due by April 15, 2027.
Operating Lease Obligations.
Lease commitments consist principally of leases for our manufacturing facilities. Our expected operating lease payments due within the next 12 months are $5.5 million and our total committed lease payments are $11.6 million as of September 30, 2026. Additional information regarding our operating leases is available in Note 12 of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
Purchase Obligations.

In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout the three months ending December 31, 2026. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. As of September 30, 2026, we had purchase orders in the amount of $113.6 million due within the next 12 months.
Return of Capital/Stock Repurchase Program.
In June 2026, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock (the "2027 Repurchase Program") for the period from July 1, 2026 to June 30, 2027. We may purchase shares under the 2027 Repurchase Program from time to time in privately negotiated transactions or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended at the discretion of management, subject to strategic considerations, market conditions, and other factors. During the three months ended September 30, 2026, we did not have any stock repurchases.
Insurance Litigation related to Batchelder matters

During the fiscal year ended June 30, 2024, we had a one-time payment of $100.0 million with respect to a settlement agreement entered in connection with the settlement of all Batchelder-related product liability matters. We maintain liability insurance applicable to the Batchelder-related matters with coverage up to $26.0 million. As of September 30, 2025, we had received approximately $21.0 million in insurance coverage proceeds, subject, in certain cases, to reservations of rights by the insurance carriers. As of September 30, 2026, $6.0 million remains subject, in certain cases, to reservations of rights by the insurance carrier. We contend that the insurance carriers are responsible for the entirety of the $100.0 million settlement amount and related expenses, and therefore the insurers’ payments to date are well below what they should have tendered to Boats LLC. Accordingly, on July 3, 2023, Boats LLC filed a complaint against Federal Insurance Company and Starr Indemnity & Liability Company alleging that the insurers unreasonably failed to comply with their obligations by refusing, negligently and in bad faith, to settle covered claims within their available policy limits prior to trial. On April 8, 2024, the Court dismissed Starr, noting that only Chubb had the contractual right and duty to settle the Batchelder matters prior to trial. The Court subsequently granted the Company's motion for partial summary judgment, which precludes Chubb from apportioning liability to Starr. Chubb filed a notice of appeal on September 26, 2024, with respect to the dismissal of Starr and the order granting partial summary judgment against Chubb. On March 12, 2026, the Georgia Court of Appeals denied both aspects of Chubb's appeal. On April 14, 2026, Chubb filed a petition for a writ of certiorari with the Georgia Supreme Court and on September 6, 2026, the Georgia Supreme Court denied Chubb's petition for certiorari. As a result of Starr's dismissal, the approximately $15.0 million in insurance coverage proceeds received from Starr is no longer subject to a reservation of rights. We intend to vigorously pursue our claims against the insurance carrier to recover the full $100.0 million settlement amount and expenses (less any monies already tendered without reservation by the carrier). However, the Company cannot predict the outcome of such litigation.
Potential Earnout Payments for Saxdor Acquisition
Under the Purchase Agreement for the Saxdor acquisition, the Sellers can receive a maximum of €71.3 million or $84.2 million in potential earnout consideration to be paid out in calendar year 2027, 2028, and 2029 based on the results of the remainder of calendar year 2026 and the subsequent two calendar years (the “earnout period”), respectively, if certain requirements are met. The current fair value of potential earnout consideration is €27.3 million, or approximately $31.0 million. In the fiscal year ended June 30, 2026, an additional $1.7 million related to post-closing adjustments was recorded as an offset to the contingent earnout liability as the Company intends, and has the legal right, to withhold such amount from future earnout payments. As such, the balance of the contingent earnout liability as of September 30, 2026 was $29.3 million. The earnout consideration may be paid in the form of cash, common stock or a combination thereof, as calculated and determined in accordance with the Purchase Agreement. The form of earnout consideration to be paid is at our sole discretion. The Purchase Agreement also includes certain operating covenants, restrictions, and acceleration provisions applicable during the earnout period. See Note 4 - Acquisition for further details on changes from the initial measurement at the date of acquisition.
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

The following table summarizes the cash flows from operating, investing and financing activities (dollars in thousands):

	Three Months Ended September 30,
	2026	2025
Total cash (used in) provided by:
Operating activities	$(31,086)	$6,535
Investing activities	(8,381)	(4,225)
Financing activities	5,590	4,637
Impact of currency exchange rates on cash balances	(198)	156
(Decrease) Increase in cash	$(34,075)	$7,103
Operating Activities
Net cash used in operating activities was $31.1 million for the three months ended September 30, 2026, compared to net cash provided by operating activities of $6.5 million for the three months ended September 30, 2025, a decrease in cash of $37.6 million. The decrease in cash provided by operating activities resulted from a net decrease in operating assets and liabilities of $36.9 million. The decrease in operating assets and liabilities was partially offset by a decrease of $0.7 million in net income (after consideration of non-cash items included in net income, primarily related to depreciation, amortization, deferred tax assets and non-cash compensation).
Investing Activities
Net cash used in investing activities was $8.4 million for the three months ended September 30, 2026, compared to net cash used in investing activities of $4.2 million for the three months ended September 30, 2025, an increase in net cash used of $4.2 million. The increase in net cash used in investing activities for the three months ended September 30, 2026 was primarily related to increased capital expenditures, including incremental capital expenditures related to Saxdor, compared to the three months ended September 30, 2025.
Financing Activities
Net cash provided by financing activities was $5.6 million for the three months ended September 30, 2026 compared to net cash provided by financing activities of $4.6 million for the three months ended September 30, 2025, an increase of $1.0 million. During the three months ended September 30, 2026, we entered into the Fourth Amended and Restated Credit Agreement and borrowed $100.0 million under Term Loan A, the proceeds of which were used to repay a portion of the amounts outstanding under our prior revolving credit facility. Including additional borrowings of $10.0 million during the quarter, we repaid $90.0 million, net of borrowings, under our revolving credit facility. We also made our first quarterly principal payment of $1.3 million on Term Loan A and paid $2.9 million in debt issuance costs in connection with the refinancing. Additionally, we did not repurchase any of our Class A Common Stock under our current stock repurchase program. During the three months ended September 30, 2025, we borrowed $5.0 million, net of repayments, under our revolving credit facility and did not repurchase any of our Class A Common Stock under our prior stock repurchase program.
Term Loan A and Revolving Credit Facility
On July 10, 2026, Boats LLC entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $250.0 million revolving credit facility and a $100.0 million Term Loan A, each of which matures on July 10, 2031. Boats LLC borrowed the full $100.0 million available under Term Loan A at closing and used the net proceeds to repay a portion of the amounts outstanding under the prior revolving credit facility. Term Loan A requires quarterly principal payments of $1.25 million beginning September 30, 2026, with the remaining outstanding balance due at maturity.
As of September 30, 2026, Boats LLC had $75.0 million and $98.8 million outstanding under the revolving credit facility and Term Loan A, respectively. In addition, Boats LLC had $1.8 million in outstanding letters of credit, with $173.2 million available for borrowing under the revolving credit facility. Boats LLC may, subject to the terms of the Credit Agreement and lender participation, request increases to the revolving commitments or obtain incremental term loans in an aggregate principal amount equal to $100.0 million plus additional amounts subject to compliance with a specified consolidated leverage ratio.
Boats LLC is the borrower under the Credit Agreement, and its obligations are guaranteed by the LLC and certain present and future subsidiaries of Boats LLC, subject to certain exceptions. The obligations are secured by substantially all of the assets of the applicable loan parties. Malibu Boats, Inc. is not a party to the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1% (the “Base Rate”) or (ii) SOFR (as defined in the Credit Agreement), in each case plus an applicable margin ranging from 1.25% to 2.00% with respect to SOFR borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. The applicable margin is based upon the consolidated leverage ratio of the LLC and its subsidiaries. As of September 30, 2026, the weighted average interest rate on our revolving credit facility was 5.35%. We are required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.15% to 0.30% per annum, depending on the LLC’s and its subsidiaries’ consolidated leverage ratio.
The Credit Agreement contains certain customary representations and warranties and notice requirements upon the occurrence of specified events, including any event of default or pending or threatened litigation. The Credit Agreement also requires compliance with certain customary financial covenants consisting of a minimum ratio of EBITDA to interest expense and a maximum ratio of total debt to EBITDA. The Credit Agreement contains certain customary restrictive covenants regarding, among other matters, indebtedness, liens, fundamental changes, investments, restricted payments, dispositions of assets, transactions with affiliates, negative pledges, hedging transactions, certain prepayments of indebtedness, accounting changes, governmental regulation, outbound investments and transfers of material intellectual property rights to non-loan parties. As of September 30, 2026, we were in compliance with the financial covenants contained in the Credit Agreement. See Note 11 - Financing to our unaudited interim condensed consolidated financial statements for additional information regarding the Credit Agreement.
Repurchase Commitments
Our dealers have arrangements with certain finance companies to provide secured floor plan financing for the purchase of our boats. These arrangements indirectly provide liquidity to us by financing dealer purchases of our products, thereby minimizing the use of our working capital in the form of accounts receivable. A majority of our sales are financed under similar arrangements, pursuant to which we receive payment within a few days of shipment of the product. In most cases, we have agreed to repurchase products repossessed by the finance companies if a dealer defaults on its debt obligations to a finance company and the boat is returned to us, subject to certain limitations. Our financial exposure under these agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. During the three months ended September 30, 2026 and for the fiscal year ended June 30, 2026, we did not repurchase any boats under our repurchase agreements. An adverse change in retail sales could require us to repurchase repossessed units upon an event of default by any of our dealers, subject to the annual limitation. Refer to Note 17 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on repurchase commitments.
Critical Accounting Policies
As of September 30, 2026, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to our Annual Report on Form 10-K for the year ended June 30, 2026, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company's Form 10-K for the year ended June 30, 2026.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
On March 2, 2026, we acquired Saxdor. Prior to the acquisition, Saxdor was a privately held company and was not subject to the rules and regulations of the SEC. We are in the process of analyzing and evaluating the internal control environment as it relates to the integration of Saxdor, which may result in additions or changes to our internal control over financial reporting. Management excluded Saxdor’s operations from the scope of its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026. During the three months ended September 30, 2026, the Company continued evaluating and integrating Saxdor’s internal controls in accordance with Securities and Exchange Commission guidance. Saxdor represented approximately 26.6% of consolidated total assets and 20.2% of consolidated revenues as of and for the three months ended September 30, 2026.
Other than our integration of Saxdor, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the three months ended September 30, 2026, there were no material changes to the risk factors discussed in Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Repurchase of Class A Common Stock
This table provides information with respect to purchases by us of shares of our Class A Common Stock under our stock repurchase programs during the three months ended September 30, 2026 (in thousands except share and per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan [1]
July 1, 2026 through July 31, 2026	—	$—	—	$70,000
August 1, 2026 through August 31, 2026	—	—	—	70,000
September 1, 2026 through September 30, 2026	—	—	—	70,000
Total	—	$—	—	$70,000
1 In June 2026, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $70.0 million of our Class A Common Stock (the "2027 Repurchase Program") for the period from July 1, 2026 to June 30, 2027. The 2027 Repurchase Program does not obligate us to repurchase a minimum amount of shares. Under the 2027 Repurchase Program, shares of Class A Common Stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Change in Fiscal Year End

On November 3, 2026, our Board of Directors acted to change our fiscal year from a year beginning on July 1 and ending June 30 to a year beginning on January 1 and ending December 31. We plan to file a transition report on Form 10-KT covering the six-month transition period from July 1, 2026 to December 31, 2026. Our fiscal quarters will remain calendar quarters. Our new fiscal year will commence on January 1, 2027.

Amendment to Bylaws

On November 3, 2026, in connection with the fiscal year change discussed above, our Board of Directors amended and restated our Second Amended and Restated Bylaws (as amended and restated, the “Bylaws”) to provide that our fiscal year shall be from January 1 to December 31 or such other year as shall be fixed by resolution of our Board of Directors.

A copy of the Bylaws is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Annual Meeting

In connection with the change in fiscal year, our Board of Directors has designated May 4, 2027 as the date of our 2027 annual meeting of stockholders (the “2027 Annual Meeting”).

Requirements for Proposals to be Considered for Inclusion in Proxy Materials

Stockholders interested in submitting a proposal for inclusion in the proxy materials for the 2027 Annual Meeting of stockholders may do so by following the procedures prescribed in Rule 14a-8 under the Exchange Act. To be eligible for inclusion in our proxy statement, stockholder proposals must be received no later than December 4, 2026 and must comply with Rule 14a-8 under the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials. Proposals should be sent to the attention of the Secretary, Malibu Boats, Inc., 5075 Kimberly Way, Loudon, Tennessee 37774.

Requirements for Proposals Not Intended for Inclusion in Proxy Materials and for Nomination of Director Candidates

Stockholders who wish to nominate persons for election to our Board of Directors at the 2027 Annual Meeting or who wish to present a proposal at the 2027 Annual Meeting, but whose stockholder proposal will not be included in the proxy materials that we distribute for such meeting, must deliver written notice of the nomination or proposal to our Secretary no earlier than January 4, 2027 and no later than the close of business on February 3, 2027. The stockholder’s written notice must include certain information concerning the stockholder, the business desired to be brought and each nominee as specified in Section 2.10 of the Bylaws. In addition, a stockholder who intends to solicit proxies in support of director nominees other than our nominees at the 2027 Annual Meeting must deliver written notice to us setting forth the information required by Rule 14a-19 under the Exchange Act. If a stockholder’s written notice is not received between the dates specified above and does not satisfy these additional informational requirements, the notice will not be considered properly submitted and will not be acted upon at the 2027 Annual Meeting. A stockholder’s written notice should be sent to the attention of the Secretary, Malibu Boats, Inc., 5075 Kimberly Way, Loudon, Tennessee 37774.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Malibu Boats, Inc.	8-K	001-36290	3.1	November 4, 2026
3.2++	Third Amended and Restated Bylaws of Malibu Boats, Inc.
3.3	Certificate of Formation of Malibu Boats Holdings, LLC	S-1	333-192862	3.3	January 8, 2014
3.4	First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC, dated as of February 5, 2014	8-K	001-36290	10.1	February 6, 2014
3.4.1	First Amendment, dated as of February 5, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	10-Q/A	001-36290	3.5	May 13, 2014
3.4.2	Second Amendment, dated as of June 27, 2014, to First Amended and Restated Limited Liability Company Agreement of Malibu Boats Holdings, LLC	8-K	001-36290	3.1	June 27, 2014
4.1++	Description of Class A Common Stock
4.2	Form of Class A Common Stock Certificate	S-1	333-192862	4.1	January 8, 2014
4.3	Form of Class B Common Stock Certificate	S-1	333-192862	4.2	January 8, 2014
4.4	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and Affiliates of Black Canyon Capital LLC and Horizon Holdings, LLC	8-K	001-36290	10.2	February 6, 2014
4.5	Exchange Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc. and the Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.3	February 6, 2014
4.6	Tax Receivable Agreement, dated as of February 5, 2014, by and among Malibu Boats, Inc., Malibu Boats Holdings, LLC and the Other Members of Malibu Boats Holdings, LLC	8-K	001-36290	10.4	February 6, 2014
10.1	Fourth Amended and Restated Credit Agreement, dated July 10, 2026, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other guarantors party thereto, the lenders party thereto, and Truist Bank, as administrative agent, as issuing bank and as swingline lender	8-K	001-36290	10.1	July 13, 2026
10.2	Fourth Amended and Restated Security Agreement, dated July 10, 2026, by and among Malibu Boats, LLC, Malibu Boats Holdings, LLC, the other debtors party thereto, and Truist Bank, as administrative agent	8-K	001-36290	10.2	July 13, 2026
31.1++	Certificate of the Chief Executive Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2++	Certificate of the Chief Financial Officer of Malibu Boats, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer of Malibu Boats, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 were formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Included as Exhibit 101).
++    Filed herewith
#    The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Malibu Boats, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2026	MALIBU BOATS, INC.

	By:	/s/ Steven D. Menneto
Steven D. Menneto President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ David S. Black
David S. Black Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)